Form 10-Q
period 1996-06-30
AVIATION SALES CO
filed 1996-08-14
CIK 1012159

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 1996

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ___________________

                           Commission File No. 1-11775

                             AVIATION SALES COMPANY
             (Exact Name of Registrant as Specified in its Charter)

           DELAWARE                                            65-0665658
(State or Other Jurisdiction of                               (IRS Employer
Incorporation or Organization)                              Identification No.)

6905 NW 25TH STREET
MIAMI, FLORIDA                                                     33122
(Address of Principal Executive Offices)                         (Zip Code)

       Registrant's Telephone Number, Including Area Code: (305) 592-4055

         Indicate by check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [ ]   NO [X]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,162,500 SHARES OF COMMON STOCK, $.001 PAR VALUE PER SHARE, WERE OUTSTANDING AS OF AUGUST 12, 1996.

                                  Page 1 of __
                            Exhibit Index at Page __

                          PART I. FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS.


                     AVIATION SALES COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                     DECEMBER 31, 1995        JUNE 30, 1996
                                                                                     -----------------        -------------
                                                                                                               (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                                          $253,307              $3,196,364
      Accounts receivable, net of allowance for doubtful accounts of $1,951,395 and $1,951,286, and allowance for sales returns of $1,245,598
           and $1,480,598, in 1995 and 1996, respectively                              23,824,362              25,173,083
      Inventories                                                                      48,956,682              51,052,693
      Prepaid expenses                                                                     56,963                 297,269
                                                                                      -----------            ------------
                                             Total current assets                      73,091,314              79,719,409
                                                                                      -----------            ------------

SPARE PARTS ON LEASE, net of accumulated amortization of $1,024,904  in 1995
 and $1,667,249 in 1996                                                                11,697,151              16,891,270
                                                                                      -----------            ------------
FIXED ASSETS:
      Property and equipment                                                            3,121,702               3,675,470
      Less - Accumulated depreciation                                                  (1,259,658)             (1,588,851)
                                                                                      -----------            ------------
                                              Total fixed assets                        1,862,044               2,086,619
                                                                                      -----------            ------------

AMOUNTS DUE FROM AFFILIATES                                                             3,031,198               2,974,930
                                                                                      -----------            ------------
OTHER ASSETS:
      Deferred financing costs, net                                                     2,972,454               3,199,724
      Deferred income taxes                                                                -                      914,459
      Deposits and other                                                                  682,469               1,579,966
                                                                                      -----------            ------------
                                              Total other assets                        3,654,923               5,694,149
                                                                                      -----------            ------------
                                                 Total assets                         $93,336,630            $107,373,377
                                                                                      ===========            ============

                                    Continued
                                        2

                     AVIATION SALES COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                    CONTINUED

             LIABILITIES, STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL


                                                                                       DECEMBER 31, 1995      JUNE 30, 1996
                                                                                          -----------         ------------
                                                                                                               (UNAUDITED)
CURRENT LIABILITIES:
      Accounts payable                                                                    $10,453,278           $9,234,580
      Accrued expenses                                                                      4,080,634            4,444,562
      Accrued interest payable                                                                794,800              734,443
      Income taxes payable                                                                       -                  61,000
      Other liabilities, vendor-held parts                                                  1,030,228              955,860
      Notes payable, current maturities-
              Senior                                                                       10,000,000           10,000,000
              Other, revolver                                                                  42,808           15,806,400
                                                                                          -----------         ------------

                                          Total current liabilities                        26,401,748           41,236,845
                                                                                          -----------         ------------


LONG-TERM LIABILITIES:
      Deferred income                                                                         877,315              890,065
      Notes Payable-
           Senior                                                                          45,000,000           40,000,000
           Subordinated debt                                                                7,000,000            7,000,000
                                                                                          -----------         ------------

                                         Total long-term liabilities                       52,877,315           47,890,065
                                                                                          -----------         ------------


DUE TO PARTNERS                                                                                  -               9,185,000
                                                                                          -----------         ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL:

      Partners' capital                                                                    14,057,567                 -

      Stockholders' equity-
      Preferred stock, $.01 par value, 1,000,000 shares
           authorized, none outstanding                                                          -                    -
      Common stock, $.001 par value, 30,000,000 shares
           authorized, 4,425,000 shares outstanding at
           June 30, 1996                                                                         -                   4,425
      Additional paid-in capital                                                                 -               8,057,562
      Retained earnings                                                                          -                 999,480
                                                                                          -----------         ------------

                               Total stockholders' equity and partners' capital            14,057,567            9,061,467
                                                                                          -----------         ------------

                        Total liabilities, stockholders' equity and partners' capital     $93,336,630         $107,373,377
                                                                                          ===========         ============

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
              PART OF THESE CONDENSED CONSOLIDATED BALANCE SHEETS.

                     AVIATION SALES COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)


                                             FOR THE THREE MONTHS ENDED JUNE 30,  FOR THE SIX MONTHS ENDED JUNE 30,
                                             -----------------------------------  ---------------------------------
                                                  1995             1996              1995             1996
                                               -----------      -----------       -----------      -----------
OPERATING REVENUES:

    Sales of aircraft parts, net               $26,398,726      $31,375,465       $53,638,202      $62,098,309

    Rentals from leases and other                2,350,404        2,918,858         3,561,738        5,094,161
                                               -----------      -----------       -----------      -----------
                                                28,749,130       34,294,323        57,199,940       67,192,470

COST OF SALES                                   17,754,530       23,045,103        34,408,727       44,233,046
                                               -----------      -----------       -----------      -----------
                                                10,994,600       11,249,220        22,791,213       22,959,424
                                               -----------      -----------       -----------      -----------
OPERATING EXPENSES:
    Operating                                    2,308,576        2,228,011         4,365,429        4,570,775
    Selling                                      1,268,186        1,424,445         2,363,334        3,013,873
    General and administrative                   1,921,570        2,180,725         4,216,532        4,509,576
    Depreciation and amortization                  331,682          512,732           647,028          969,537
                                               -----------      -----------       -----------      -----------
                                                 5,830,014        6,345,913        11,592,323       13,063,761
                                               -----------      -----------       -----------      -----------

INCOME FROM OPERATIONS                           5,164,586        4,903,307        11,198,890        9,895,663



INTEREST EXPENSE, AMORTIZATION OF
      DEFERRED FINANCING COSTS AND
      LOAN ADMINISTRATION FEES                   2,099,837        1,945,316         4,183,291        3,868,285
                                               -----------      -----------       -----------      -----------

INCOME BEFORE BENEFIT FOR INCOME TAXES           3,064,749        2,957,991         7,015,599        6,027,378
    Benefit for income taxes                          -             853,459              -             853,459
                                               -----------      -----------       -----------      -----------

NET INCOME                                      $3,064,749       $3,811,450        $7,015,599       $6,880,837
                                               ===========      ===========       ===========      ===========
PRO FORMA DATA:
    Historical income before income taxes       $3,064,749       $2,957,991        $7,015,599       $6,027,378
    Pro forma provision for income taxes        (1,195,252)      (1,153,616)       (2,736,084)      (2,350,677)
                                               -----------      -----------       -----------      -----------
    Pro forma net income                        $1,869,497       $1,804,375        $4,279,515       $3,676,701
                                               ===========      ===========       ===========      ===========

PRO FORMA NET INCOME PER SHARE                       $0.37            $0.36             $0.86            $0.74
                                               ===========      ===========       ===========      ===========
PRO FORMA AVERAGE SHARES OUTSTANDING             5,000,000        5,000,000         5,000,000        5,000,000
                                               ===========      ===========       ===========      ===========

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
           PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     AVIATION SALES COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                                           FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                           ---------------------------------
                                                                                               1995             1996
                                                                                             ----------       ----------
CASH FLOW FROM OPERATING ACTIVITIES:

Net income                                                                                   $7,015,599       $6,880,837
Adjustments to reconcile net income to net cash provided by operating activities-
    Depreciation and amortization                                                               981,429        1,327,155
    Provision for doubtful accounts                                                             180,000          275,000
    Deferred income tax benefit                                                                    -            (914,459)
    (Increase) decrease in accounts receivable                                               (9,465,055)      (1,623,721)
    (Increase) decrease in prepaids expenses                                                   (156,771)        (240,306)
    (Increase) decrease in inventories                                                        4,420,793       (2,096,011)
    (Increase) decrease in deposits and other                                                  (141,339)        (897,497)
    Increase (decrease) in accounts payable                                                   2,462,362       (1,218,698)
    Increase (decrease) in accrued liabilities                                               (1,170,504)         363,928
    Increase (decrease) in accrued interest                                                     110,813          (60,357)
    Increase (decrease) in vendor-held                                                          (49,704)         (74,368)
    Increase (decrease) in income taxes payable                                                    -              61,000
    Increase (decrease) in deferred income                                                       (7,999)          12,750
                                                                                             ----------       ----------

                                                 Net cash provided by operating activities    4,179,624        1,795,253
                                                                                             ----------       ----------

CASH FLOW FROM INVESTING ACTIVITIES:
    Purchases of spare parts on lease                                                              -          (5,843,464)
    Purchases of equipment, net                                                                (622,638)        (553,768)
    Due from affiliates                                                                         (28,414)          56,268
                                                                                             ----------       ----------

                                                 Net cash used in investing activities         (651,052)      (6,340,964)
                                                                                             ----------       ----------

CASH FLOW FROM FINANCING ACTIVITIES:
    Partner distributions                                                                    (1,703,598)      (3,041,937)
    Payment of deferred fees                                                                    (84,529)        (232,887)
    Payment of senior debt                                                                         -          (5,000,000)
    Net issuance (repayment) of senior  revolving facility                                   (2,152,208)      15,763,592
                                                                                             ----------       ----------

                                                 Net cash provided by (used in) financing,
                                                 activities                                  (3,940,335)       7,488,768
                                                                                             ----------       ----------

NET INCREASE (DECREASE) IN CASH  AND CASH EQUIVALENTS                                          (411,763)       2,943,057
CASH AND CASH EQUIVALENTS, beginning of period                                                1,482,279          253,307
                                                                                             ----------       ----------
CASH AND CASH EQUIVALENTS, end of period                                                     $1,070,516       $3,196,364
                                                                                             ==========       ==========
SUPPLEMENTAL DISCLOSURE OF CASH
      FLOW INFORMATION:
            Interest paid                                                                    $3,569,926       $2,909,842
                                                                                             ==========       ==========
            Income taxes paid                                                                $     -          $     -
                                                                                             ==========       ==========

                          THE ACCOMPANYING NOTES ARE AN
      INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     AVIATION SALES COMPANY AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)



1.    BASIS OF PRESENTATION:


Organization and Operations

Aviation Sales Company (ASC or the Company) is a newly organized Delaware corporation, with wholly owned subsidiaries, Aviation Sales Operating Company (and its wholly owned subsidiary, Aviation Sales Leasing Company) and Aviation Sales Finance Company. Substantially all of the operating assets of the Company are owned by Aviation Sales Operating Company and its subsidiaries.

The operations of the Company were initially conducted by AJT Capital Partners d/b/a Aerospace International Services (AIS). AIS was formed in February 1992 to acquire certain aircraft spare parts owned by Eastern Air Lines, Inc. (the EAL Inventory) and certain outstanding accounts receivable. On December 2, 1994, (effective November 30, 1994) AIS organized ASC Acquisition Partners, L.P. (the Partnership) to acquire the Aviation Sales Company business unit from Aviall Services, Inc. (Aviall) and to operate the business of AIS and the Partnership on a going forward basis. Simultaneously with the acquisition, AIS contributed all of its assets to the Partnership. For accounting purposes, the Partnership and AIS were considered related parties as the ultimate ownership interests of the Partnership interests were held by parties who owned substantially the same ownership percentage in AIS. As a result, the combination was accounted for in a manner similar to a pooling of interest.

On June 26, 1996, all but one of the parties holding interests in the Partnership contributed their interests in the Partnership to the Company in exchange for shares of common stock. Simultaneously, one of the parties holding an interest in the Partnership (J/T Aviation Partners) contributed its interest in the Partnership to the Company in exchange for shares of common stock and an amount equal to the proceeds to be received by the Company for 575,000 shares of common stock sold in the offering, as more completely described below.

On June 26, 1996, the Company's Registration Statement on Form S-1 was declared effective. On July 2, 1996, the Company closed its public offering of 3,250,000 shares of its common stock at $19 per share. In addition, the Company granted the underwriters of its public offering a 30-day option to purchase up to 487,500 additional shares of its common stock to cover over-allotments. On July 25, 1996, the underwriters exercised the over-allotment option and the Company sold an additional 487,500 shares of its common stock.

The net proceeds from the offering were $66,041,625. Of such proceeds, $10,160,250 were used to pay indebtedness due to J/T Aviation Partners in connection with the formation of the Company. The remaining proceeds were used to repay indebtedness due to financial institutions and other costs of the offering (see Note 2).

Interim Condensed Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of ASC contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ASC as of June 30, 1996 and the results of its operations and cash flows for the three and six month periods ended June 30,1996 and 1995. The results of operations and cash flows for the six month period ended June 30, 1996 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1996.

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited interim condensed financial statements should be read in connection with the Company's December 31, 1995 financial statements and the notes thereto included in the Prospectus contained in the Company's Form S-1 Registration Statement.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

2.   NOTES PAYABLE AND LONG-TERM DEBT:

On July 2, 1996, the Company completed the repayment of indebtedness and restructuring of its credit facility per the terms of an Amended Credit Facility, dated June 27, 1996. The Amended Credit Facility consists of (i) a term loan facility (the Term Loan) in an original principal amount of $20.0 million and (ii) a $50.0 million revolving loan, letter of credit and acquisition loan facility, subject to an availability calculation based on the eligible borrowing base (the Revolving Credit Facility). The letter of credit portion of the Revolving Credit Facility is subject to a $10.0 million sublimit and the acquisition loan portion of the Revolving Credit Facility is subject to a $30.0 million sublimit with the imposition of certain borrowing criteria based on the satisfaction of certain debt ratios. The unused portion of the acquisition loan portion of the Revolving Credit Facility expires on the second anniversary of the closing date of the Amended Credit Facility. The interest rate on the Amended Credit Facility is, at the option of the Company, (i) prime plus a margin, or (ii) LIBOR plus a margin, where the margin determination is made based upon the Company's financial performance over the prior 12 month period (ranging from 0.25% to 1.25% in the event prime is utilized, or 1.75% to 2.75% in the event LIBOR is utilized). At the present time, the margin is .25% for prime rate loans and 1.75% for LIBOR loans.

The Term Loan will amortize in equal quarterly installments and will terminate on December 1, 1999. Interim payments under the Revolving Credit Facility will be made daily from collections of the Company's accounts receivable and the Revolving Credit Facility will terminate on December 1, 1999. The Amended Credit Facility contains financial and other covenants of the Company and mandatory prepayment events and is secured by a lien on substantially all of the assets of the Company.

3.    PRO FORMA DISCLOSURES:

Pro Forma Income Taxes

As described in Note 1, prior to June 26, 1996, the business of the Company was conducted by the Partnership. The Partnership was not subject to income taxes. On June 26, 1996, the net assets of the Partnership were contributed to a C Corporation (ASC) and became subject to federal and state income taxes. Upon transfer of the net assets of the Partnership to ASC, a deferred income tax benefit of $914,459, reflecting the tax effect of temporary differences between the Partnership's book and tax basis of certain assets and liabilities, was credited to operations.

A pro forma adjustment to record income taxes at the estimated effective tax rate has been reflected in the accompanying condensed consolidated statements of operations.

Pro Forma Net Income Per Share

Pro Forma net income per share has been computed by dividing pro forma net income by the number of shares of ASC common stock which the partners of the Partnership received upon the formation of the Company. The pro forma weighted average number of common shares outstanding of 5,000,000 assumes that the 4,425,000 shares issued to the partners, as described above, and the 575,000 shares of common stock, the net proceeds in respect of which were paid to J/T Aviation Partners, were also outstanding in all periods.

4.    STOCK OPTION PLANS:

In connection with the organization of the Company, the Company adopted two stock option plans (the Plans). Pursuant to the 1996 Director Stock Option Plan (the Director Plan), options to acquire a maximum of the greater of 150,000 shares or 2% of the number of shares of common stock then outstanding may be granted to directors of the Company. Pursuant to the 1996 Stock Option Plan, (the 1996 Plan), options to acquire a maximum of the greater of 650,000 shares of common stock or 8% of the number of shares of common stock then outstanding may be granted to executive officers, employees (including employees who are directors), independent contractors and consultants of the Company. Options to purchase 165,000 shares at an exercise price equal to $19.00 per share have been granted under the Plans, 94,999 of which are immediately exercisable.

5.    SUBSEQUENT EVENT:

On August 9, 1996, the Company, through a second tier subsidiary, Aviation Sales Bearings Company, completed the acquisition of certain assets of business of Dixie Bearings, Incorporated relating primarily to the sale of new bearings for use in aircrafts for the purchase price of approximately $9 million. In addition, the Company assumed certain liabilities in the amount of $25,000. The acquisition was accounted for using the purchase method of accounting. The historical operations of Dixie Bearings, Incorporated, when compared to the historical operations of the Company, are not significant.

In connection with the acquisition, the Company: (a) issued $6,000,000 of senior notes payable to financial institutions and (b) paid the balance in cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW: The following discussion and analysis should be read in conjunction with the information set forth under Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 16 through 22 of Aviation Sales Company's Prospectus dated June 26, 1996.

RESULTS OF OPERATIONS: Second-quarter operating revenues rose 19.3% to $34.3 million, compared with $28.7 million for the same period last year. Operating revenues for the six months ended June 30, 1996 increased 17.5% to $67.2 million, compared with $57.2 million, for the same period last year. Operating revenues increased due to the addition of new sales personnel, increased customer penetration, increased investment in and availability of inventory and the expansion of value added inventory management services offered to customers.

Gross profit increased slightly to $11.2 million for the quarter ended June 30, 1996, compared with $11.0 million for the same period last year. Gross profit margin declined to 32.8% for the second quarter 1996, from 38.2% for the same period in 1995, due to a change in mix of inventories sold during the periods. Gross profits in 1995 were significantly impacted on a favorable basis by the bulk inventory acquisition of the Aviation Sales business unit from Aviall Services, Inc., which acquisition occurred in December 1994. During 1996, the Company has not completed a comparable bulk inventory acquisition and accordingly, gross profits have not been impacted in a similar manner.

The Company's operating expenses (consisting of operating, selling and general and administrative) increased $0.5 million from the second quarter of 1995 to the second quarter of 1996. Operating expenses as a percent of operating revenues declined from 20.3% of revenues for the second quarter of 1995 to 18.5% for the second quarter of 1996. Operating expenses were $11.6 million for the first half of 1995, or 20.3% of operating revenues, compared with $13.1 million for the first half of 1996, or 19.4% of operating revenues. The increase in absolute dollars from the first half of 1995 to the first half of 1996 is due to higher selling and operating expenses as a result of the higher sales levels achieved during the first half of 1996 compared to the first half of 1995. Lower operating expenses as a percentage of operating revenues were the result of economies of scale.

Interest expense decreased slightly from period to period due to slightly lower aggregate borrowings from period to period and slightly lower interest rates.

As a result of the above factors, income before a one time income tax benefit derived by the Company upon formation, in the amount of $1.0 million was $3.0 million and $6.0 million , respectively, for the three and six months ended June 30, 1996, as compared to the $3.1 million and $7.0 million, respectively, for the three and six months ended June 30, 1995.

After accounting for pro forma income taxes (as if the Company had been taxed as a C Corporation), pro forma net income for the three and six months ended June 30, 1996 were $1.8 million ($0.36 per share) and $3.7 million ($0.74 per share), respectively, as compared to $1.9 million ($0.37 per share) and $4.3 million ($0.86 per share), respectively, for the three and six months ended June 30, 1995.

LIQUIDITY AND FINANCIAL RESOURCES: On July 2, 1996 the Company closed its initial public offering of 3,250,000 shares of its authorized but unissued common stock at $19 per share. In addition, the Company granted the underwriters a 30-day option to purchase up to 487,500 additional shares to cover over-allotments. On July 25, 1996, the underwriters exercised the over-allotment option and the Company sold an additional 487,500 shares of its common stock. The net proceeds from the offering were $66,041,625. Of such proceeds, $10,160,250 were used to pay J/T Aviation Partners for debt incurred on the organization of the Company. The remaining proceeds were used to repay indebtedness due to financial institutions and other costs relating to the initial public offering.

On July 2, 1996 the Company completed the repayment of indebtedness and restructuring of its credit facility per the terms of the Amended Credit Facility dated June 27, 1996. The Amended Credit Facility consists of (i) a term loan facility (the Term Loan) in an original principal amount of $20.0 million and (ii) a $50.0 million revolving loan, letter of credit and acquisition loan facility, subject to an availability calculation based on the eligible borrowing base (the Revolving Credit Facility). The letter of credit portion of the Revolving Credit Facility is subject to a $10.0 million sublimit and the acquisition loan portion of the Revolving Credit Facility is subject to a $30.0 million sublimit with the imposition of certain borrowing criteria based on the satisfaction of certain debt ratios. The unused portion of the acquisition loan portion of the Revolving Credit Facility expires on the second anniversary of the closing date of the Amended Credit Facility. The interest rate on the Amended Credit Facility is, at the option of the Company, (i) prime plus a margin, or (ii) LIBOR plus a margin, where the margin determination is made based upon the Company's financial performance over the prior 12 month period (ranging from 0.25% to 1.25% in the event prime is utilized, or 1.75% to 2.75% in the event LIBOR is utilized). At the present time, the margin is .25% for prime rate loans and 1.75% for LIBOR loans.

The Term Loan will amortize in equal quarterly installments and will terminate on December 1, 1999. Interim payments under the Revolving Credit Facility will be made daily from collections of the Company's accounts receivable and the Revolving Credit Facility will terminate on December 1, 1999. The Amended Credit Facility contains financial and other covenants of the Company and mandatory prepayment events and is secured by a lien on substantially all of the assets of the Company.

During the first six months of 1996, the Company's operating activities generated $1.8 million. The Company used $6.3 million of cash in investing activities primarily for the purchase of aircraft spare parts on lease. Cash flow provided by financing activities for the six months ended June 30, 1996 of $7.5 million resulted from an increase in the Company's revolving line of credit, partially offset by $5.0 of million principal payments made during the period on outstanding term loans and $3.0 million of partner distributions.

As a result of the completion of the Company's initial public offering and the use of the proceeds therefrom to repay indebtedness due to certain financial institutions, the Company will record an adjustment during the third quarter of 1996 to write-off deferred financing costs relating to the debt which was repaid.

During 1996, the Company expects to incur capital expenditures of approximately $1.0 million ($554,000 of which was expended during the first half of 1996), the majority of which will be used to make enhancements to the Company's management information systems, telecommunications systems and other capital equipment and improvements. The Company anticipates that funds for these capital expenditures will be provided from cash flow from operations.

The repayment of indebtedness from the net proceeds of the offering improved the Company's liquidity by reducing both the Company's interest expense and the principal amount of the indebtedness required to be repaid in the future. The Company believes that cash flow from operations and borrowing availability under the Amended Credit Facility will be sufficient to satisfy the Company's anticipated working capital requirements over the next two years.

As part of the its growth strategy, the Company intends to pursue acquisitions of bulk inventories of aircraft parts and complementary businesses. Financing for such acquisitions will be provided from operations and from the proceeds of the Amended Credit Facility. The Company may also issue additional debt and/or equity securities in connection with one or more of these acquisitions. The Company is currently evaluating a number of acquisition opportunities and is at varying stages of negotiation with respect to such acquisitions. Except as described herein, no commitments or binding agreements have been entered into to date and accordingly no assurance can be given that any of the acquisitions currently being considered will be consummated.

OUTLOOK: As described in Part II Item 5, the Company completed the acquisition of the aircraft distribution division of Dixie Bearings, Incorporated on August 9, 1996. The Company continues to pursue its strategy of increasing revenues and operating income through continued customer penetration in its existing markets and expansion into new markets.

                           PART II. OTHER INFORMATION

Item 1.     LITIGATION

            Not applicable.

Item 2.  CHANGES IN SECURITIES

            Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

            None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

            On June 26, 1996, at a special meeting, the Company's shareholders unanimously approved the adoption of the 1996 Director Stock Option Plan and the 1996 Stock Option Plan.

Item 5.  OTHER INFORMATION

            On August 9, 1996, Aviation Sales Company (the "Company"), through a second tier subsidiary, Aviation Sales Bearings Company, a Delaware corporation ("ASBC"), completed the purchase from Dixie Bearings, Incorporated, a Tennessee corporation ("Dixie Bearings"), of certain enumerated assets (the "Assets") of Dixie Bearings' business relating primarily to the sale of new bearings for use in aircrafts (the "Business").

            The Assets acquired included, among other things, the following: (i) approximately $6.0 million of inventory relating to the Business and all historical records related thereto; (ii) approximately $3.0 million of accounts receivable generated in the Business; (iii) personal property and motor vehicles used in the Business; (iv) contracts, agreements, franchises, authorizations granted by equipment manufacturers and other contracts, agreements or commitments to which Dixie Bearings is a party relating to the Business; (v) all written technical information, data, specifications, research and development information and operating and maintenance manuals used in the Business; (vi) computer hardware and software used exclusively in the Business; (vii) accounting books and records, cost information, sales and pricing data, customer lists, quality records and reports and other books, records, studies, surveys, reports, plans and documents relating to the Business; (viii) intangible and other assets relating exclusively to the business; and (ix) trade names used exclusively in the Business.

            The purchase price which was paid for the Assets and the Business was approximately $9 million (the "Purchase Price"), which was paid in cash at the closing, plus the assumption of certain liabilities in the amount of approximately $25,000. The Purchase Price is subject to certain post closing adjustments relating to receivables and inventory purchased, which may result in an increase or a decrease in the Purchase Price.

            The purchase was made pursuant to the terms of an Asset Purchase Agreement, dated August 9, 1996 (the "Purchase Agreement"), by and between ASBC and Dixie Bearings. The Purchase Agreement contains various representations and warranties from both ASBC and Dixie Bearings, as well as certain indemnification agreements among the parties.

            In connection with the closing of the Purchase Agreement, ASBC and Dixie Bearings entered into an Inventory Consignment Agreement (the "Consignment Agreement") as well as two separate Supply Agreements (the "Supply Agreements"), all dated as of August 9, 1996.

            Under the Consignment Agreement, Dixie Bearings agreed to consign to ASBC aircraft parts and components with a value of approximately $6.0 million (collectively, the "Materials"), which ASBC will have the exclusive right to market and sell. Pursuant to the Consignment Agreement, Dixie Bearings and ASBC will split the net sales proceeds from the sale of the Materials.

            The Supply Agreements provide that Dixie Bearings or ASBC, as the case may be, must use their best efforts to purchase from one another all such items of bearings and other products (collectively, the "Parts") and services, to the extent not ordinarily stocked or offered by the purchasing party, offered by them in connection with their business operations. Each Supply Agreement will have an initial term of five years and will automatically be renewed for successive periods of one year, unless otherwise terminated.

            Additionally, Dixie Bearings and its parent, Bearings, Inc., in connection with the closing, entered into an Agreement Not to Compete (the "Agreement Not to Compete"). The Agreement Not to Compete provides that for a period of five years after the closing, without the prior written consent of ASBC, Dixie Bearings and its affiliates (including, without limitation, Bearings, Inc.) will not, directly or indirectly, in an individual or representative capacity, engage in the marketing of aircraft bearings, components or accessories to any operator of commercial, civilian, government or military aircraft, any Section 145 or JAA licensed repair station or any distributor of such bearings, components or accessories.

            Further, in connection with the transaction, ASBC and Dixie Bearings entered into: (i) a lease whereby ASBC leased approximately 7,000 square of office and warehouse space from Dixie Bearings for rent (on a triple net basis) of approximately $2,200 per month; (ii) an option to purchase whereby Dixie Bearings granted ASBC the right to purchase the leased facility for approximately $350,000; and (iii) a license agreement whereby ASBC was granted the right to use the name "Dixie Aviation Bearings" for an 18-month period.

            Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)         FINANCIAL STATEMENTS

            The acquisition of the Assets and the Business does not constitute a material acquisition for the Company under applicable accounting rules. Therefore, historical financial statements of the Business are not required to be included in this Form 8-K.

            (c)         EXHIBITS.


                                                                                                  SEQUENTIAL
          EXHIBIT NO.                                                DESCRIPTION                  PAGE NUMBER
          -----------                                                -----------                  -----------
             10.12                Asset Purchase Agreement, dated as of August 9, 1996, by
                                  and between Dixie Bearings, Incorporated and Aviation
                                  Sales Bearings Company.

             27                   Financial Data Schedule

                                       13

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        AVIATION SALES COMPANY


                        By: /s/ DALE S. BAKER
                           ----------------------------------------------------
                           Dale S. Baker, President and Chief Executive Officer


                        By: /s/ JOSEPH E. CIVILETTO
                           ----------------------------------------------------
                           Joseph E. Civiletto, Vice President and
                           Chief Financial Officer