Form 10-Q
period 1996-09-30
AVIATION SALES CO
filed 1996-11-13
CIK 1012159

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 30, 1996

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

                                 YES [X]   NO [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,162,500 SHARES OF COMMON STOCK, $.001 PAR VALUE PER SHARE, WERE OUTSTANDING AS OF NOVEMBER 13, 1996.

                    AVIATION SALES COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                       December 31, 1995      September 30, 1996
                                       -----------------      ------------------
                                                                  (UNAUDITED)
          ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                   $253,307               $1,365,930
  Accounts receivable, net of
    allowance for doubtful accounts
    of $1,951,395 and $2,298,569,
    and allowance for sales returns
    of $1,245,598 and $1,480,598, in
    1995 and 1996, respectively             23,824,362               33,057,460
  Inventories                               48,956,682               63,160,052
  Prepaid expenses                              56,963                  763,977
                                            ----------               ----------

             Total current assets           73,091,314               98,347,419
                                            ----------               ----------
SPARE PARTS ON LEASE, net of accumulated
   amortization of $1,024,904 in 1995
   and $2,062,522 in 1996                   11,697,151               17,478,855
                                            ----------               ----------

FIXED ASSETS:
   Property and equipment                    3,121,702                4,108,178
   Less - Accumulated depreciation          (1,259,658)              (1,774,055)
                                            ----------               ----------
             Total fixed assets              1,862,044                2,334,123
                                            ----------               ----------

AMOUNTS DUE FROM AFFILIATES                  3,031,198                2,977,512
                                            ----------               ----------
OTHER ASSETS:
   Deferred financing costs, net             2,972,454                  910,693
   Deferred income taxes                        -                     4,860,741
   Deposits and other                          682,469                  374,091
                                            ----------               ----------
             Total other assets              3,654,923                6,145,525
                                            ----------               ----------
               Total assets                $93,336,630             $127,283,434
                                           ===========             ============

                                   Continued

                    AVIATION SALES COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          DECEMBER 31, 1995   SEPTEMBER 30, 1996
                                                          -----------------   ------------------
                                                                                  (UNAUDITED)
      LIABILITIES, STOCKHOLDERS' EQUITY, AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
  Accounts payable                                           $10,453,278         $12,348,551
  Accrued expenses                                             4,080,634           5,558,313
  Accrued interest payable                                       794,800             414,115
  Income taxes payable                                              -                393,297
  Other liabilities, vendor-held parts                         1,030,228             908,461
  Notes payable, current maturities-
     Senior                                                   10,000,000           7,428,571
     Other, revolver                                              42,808           5,121,812
                                                             -----------        ------------
          Total current liabilities                           26,401,748          32,173,120
                                                             -----------        ------------
LONG-TERM LIABILITIES:
  Deferred income                                                877,315             890,065
  Notes Payable-
     Senior                                                   45,000,000          16,714,286
     Subordinated debt                                         7,000,000               -
                                                             -----------        ------------
          Total long-term liabilities                         52,877,315          17,604,351
                                                             -----------        ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL:

   Partners' capital                                          14,057,567               -

   Stockholders' equity-
   Preferred stock, $.01 par value,
       1,000,000 shares authorized, none
       outstanding                                                -                    -
   Common stock, $.001 par value, 30,000,000
       shares authorized, 8,162,500 shares
       outstanding at September 30, 1996                          -                    8,163
   Additional paid-in capital                                     -               71,497,670
   Retained earnings                                              -                6,000,130
                                                             -----------        ------------

        Total stockholders' equity and partners' capital      14,057,567          77,505,963
                                                             -----------        ------------
        Total liabilities, stockholders' equity and
           partners' capital                                 $93,336,630        $127,283,434
                                                             ===========        ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                                 BALANCE SHEETS.

                    AVIATION SALES COMPANY AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   UNAUDITED

                                           FOR THE THREE MONTHS ENDED SEPT 30,          FOR THE NINE MONTHS ENDED SEPT 30,
                                           -----------------------------------          ----------------------------------
                                               1995                 1996                      1995                1996
                                           --------------       --------------          ---------------       ------------
OPERATING REVENUES:
   Sales of aircraft parts, net             $27,052,143          $36,560,172              $80,690,345          $98,622,265
   Rentals from leases and other              1,729,105            2,947,952                5,290,843            8,078,329
                                             ----------           ----------               ----------          -----------
                                             28,781,248           39,508,124               85,981,188          106,700,594

COST OF SALES                                18,756,368           26,754,407               53,165,095           70,987,453
                                             ----------           ----------               ----------          -----------
                                             10,024,880           12,753,717               32,816,093           35,713,141
                                             ----------           ----------               ----------          -----------
OPERATING EXPENSES:
   Operating                                  2,324,476            2,293,686                6,689,905            6,864,461
   Selling                                    1,131,180            1,484,906                3,494,514            4,498,779
   General and administrative                 2,225,914            2,647,682                6,442,446            7,157,258
   Depreciation and amortization                376,894              580,477                1,023,922            1,550,014
                                             ----------           ----------               ----------          -----------
                                              6,058,464            7,006,751               17,650,787           20,070,512
                                             ----------           ----------               ----------          -----------

INCOME FROM OPERATIONS                        3,966,416            5,746,966               15,165,306           15,642,629

INTEREST EXPENSE, AMORIZATION OF
   DEFERRED FINANCING COSTS AND
   OTHER                                      2,094,830              746,489                6,278,121            4,614,774
                                             ----------           ----------               ----------          -----------
INCOME BEFORE BENEFIT FOR INCOME TAXES
   AND EXTRAORDINARY ITEM                     1,871,586            5,000,477                8,887,185           11,027,855

BENEFIT FOR INCOME TAXES                          -                1,862,311                    -                2,715,770
                                             ----------           ----------               ----------          -----------
INCOME BEFORE EXTRAORDINARY ITEM              1,871,586            6,862,788                8,887,185           13,743,625

EXTRAORDINARY ITEM NET OF INCOME TAXES            -                1,862,140                    -                1,862,140
(Note 2)                                     ----------           ----------               ----------          -----------

NET INCOME                                   $1,871,586           $5,000,648               $8,887,185         $ 11,881,485
                                             ==========           ==========               ==========         ============
EARNINGS PER SHARE:
   Income before extraordinary item                                    $0.86
   Extraordinary item, net of income taxes                              0.23
                                                                  ----------
   Net income                                                          $0.63
                                                                  ==========

PRO FORMA EARNINGS PER SHARE (Note 3):

   Pro forma income before extraordinary item     $0.23                $0.38                    $1.08                $1.12
   Extraordinary item, net of income taxes         -                    0.23                     -                    0.31
                                             ----------           ----------               ----------          -----------
   Pro forma net income                           $0.23                $0.15                    $1.08                $0.81
                                             ==========           ==========               ==========          ===========

WEIGHTED AVERAGE SHARES OUTSTANDING           5,000,000            7,998,157                5,000,000            6,006,680
                                             ==========           ==========               ==========          ===========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                    AVIATION SALES COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   UNAUDITED

                                                         FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                         ---------------------------------------
                                                                 1995                    1996
                                                         ---------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                    $8,887,185             $11,881,485
Adjustments to reconcile net income to net cash
   provided by operating activities-
   Depreciation and amortization                               1,524,976               2,072,493
   Provision for doubtful accounts                               270,000                 600,000
   Deferred income tax benefit                                     -                  (4,860,741)
   Extraordinary item, net of income taxes                         -                   1,862,140
   (Increase) decrease in accounts receivable                (10,792,080)             (6,817,389)
   (Increase) decrease in inventories                          8,785,794              (8,203,370)
   (Increase) decrease in prepaid expenses                       (76,681)               (707,014)
   (Increase) decrease in deposits and other                    (236,065)                308,378
   Increase (decrease) in accounts payable                       723,601               1,870,045
   Increase (decrease) in accrued expenses                      (171,534)              1,477,679
   Increase (decrease) in accrued interest payable               109,287                (380,685)
   Increase (decrease) in income taxes payable                     -                   1,583,846
   Increase (decrease) in vendor-held parts                      (77,235)               (121,767)
   Increase (decrease) in deferred income                        106,156                  12,750
                                                             -----------              ----------
               Net cash provided by operating activities       9,053,404                 577,850
                                                             -----------              ----------
CASH FLOW FROM INVESTING ACTIVITIES:
   Purchases of spare parts on lease                          (2,500,000)             (6,819,324)
   Purchases of equipment, net                                  (821,928)               (886,476)
   Due from affiliates                                            (2,132)                 53,686
   Purchase of certain assets of the business of Dixie
     Bearings, Incorporated                                        -                  (9,090,481)
                                                             -----------              ----------
              Net cash used in investing activities           (3,324,060)            (16,742,595)
                                                             -----------              ----------
 CASH FLOW FROM FINANCING ACTIVITIES:
   Payment of deferred financing costs                           (84,529)             (1,511,404)
   Borrowings under original credit facility                    (811,007)             15,763,592
   Payments under original credit facility                    (2,500,000)             (5,000,000)
   Payment of initial public offering proceeds
       to original credit facility and subordinated debt           -                 (52,806,400)
   Payment to J/T Aviation Partners                                -                 (10,160,250)
   Borrowings under new credit facility                            -                   5,121,812
   Payments under new credit facility                              -                  (1,857,143)
   Issuance of senior debt under acquisition subfacility           -                   6,000,000
   Partner distributions                                      (3,240,718)             (3,041,936)
   Proceeds from common stock offering                             -                  64,769,097
                                                             -----------              ----------
               Net cash provided by financing activities      (6,636,254)             17,277,368
                                                             -----------              ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       (906,910)              1,112,623

CASH AND CASH EQUIVALENTS, beginning of period                 1,482,279                 253,307
                                                             -----------              ----------
CASH AND CASH EQUIVALENTS, end of period                     $   575,369              $1,365,930
                                                             ===========              ==========

SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:
       Purchase of certain assets of the business of
           Dixie Bearings, Incorporated
             Accounts receivable                             $     -                  $3,015,709
             Inventory                                             -                   6,000,000
             Fixed assets                                          -                     100,000
             Accounts payable                                      -                     (25,228)
                                                             -----------              ----------
                        Cash paid                            $     -                  $9,090,481
                                                             ===========              ==========

           Interest paid                                     $ 5,367,805              $4,114,302
                                                             ===========              ==========

           Income taxes paid                                 $     -                    $516,000
                                                             ===========              ==========


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                     AVIATION SALES COMPANY AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)



1.    BASIS OF PRESENTATION:


Organization and Operations

Aviation Sales Company (ASC or the Company) is a newly organized Delaware corporation. The operations of the Company were initially conducted by AJT Capital Partners d/b/a Aerospace International Services (AIS). AIS was formed in February 1992 to acquire certain aircraft spare parts owned by Eastern Air Lines, Inc. (the EAL Inventory) and certain outstanding accounts receivable. On December 2, 1994, (effective November 30, 1994) AIS organized ASC Acquisition Partners, L.P. (the Partnership) to acquire the Aviation Sales Company business unit from Aviall Services, Inc. (Aviall) and to operate the business of AIS and the Partnership on a going forward basis. Simultaneously with the acquisition, AIS contributed all of its assets to the Partnership. For accounting purposes, the Partnership and AIS were considered related parties as the ultimate ownership interests of the Partnership interests were held by parties who owned substantially the same ownership percentage in AIS. As a result, the combination was accounted for in a manner similar to a pooling of interest.

On June 26, 1996, all but one of the parties holding interests in the Partnership contributed their interests in the Partnership to the Company in exchange for shares of common stock. Simultaneously, one of the parties holding an interest in the Partnership, J/T Aviation Partners (J/T), contributed its interest in the Partnership to the Company in exchange for shares of common stock and an amount equal to the proceeds to be received by the Company for 575,000 shares of common stock sold in the offering, as more completely described below.

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

The net proceeds from the offering after all expenses were $64,769,097. Of such proceeds, $10,160,250 were used to pay indebtedness due to J/T in connection with the formation of the Company. The remaining proceeds were used to repay senior and subordinated indebtedness (see Note 2).

On August 9, 1996, the Company completed the acquisition of certain assets of the business of Dixie Bearings, Incorporated (Dixie) relating primarily to the sale of new bearings for use in aircraft for the purchase price of approximately $9 million. In addition, the Company assumed certain liabilities in the amount of approximately $25,000. The acquisition was accounted for using the purchase method of accounting. The historical operations of Dixie, when compared to the historical operations of the Company, are not significant.

In connection with the acquisition, the Company: (a) borrowed $6,000,000 of senior notes payable to financial institutions and (b) paid the balance in cash.

Interim Condensed Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of ASC contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ASC as of September 30, 1996 and the results of its operations and cash flows for the three and nine month periods ended September 30, 1996 and 1995. The results of operations and cash flows for the nine month period ended September 30, 1996 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1996.

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

2.   NOTES PAYABLE AND LONG-TERM DEBT:

On July 2, 1996, the Company completed the repayment of indebtedness and restructuring of its credit facility per the terms of an Amended Credit Facility, dated June 27, 1996. The Amended Credit Facility consists of (i) a term loan facility (the Term Loan) in an original principal amount of $20.0 million and (ii) a $50.0 million revolving loan, letter of credit and acquisition loan facility, subject to an availability calculation based on the eligible borrowing base (the Revolving Credit Facility). The letter of credit portion of the Revolving Credit Facility is subject to a $10.0 million sublimit and the acquisition loan portion of the Revolving Credit Facility is subject to a $30.0 million sublimit with the imposition of certain borrowing criteria based on the satisfaction of certain debt ratios. The unused portion of the acquisition loan portion of the Revolving Credit Facility expires on the second anniversary of the closing date of the Amended Credit Facility. The interest rate on the Amended Credit Facility is, at the option of the Company, (i) prime plus a margin, or (ii) LIBOR plus a margin, where the margin determination is made based upon the Company's financial performance over the prior 12 month period (ranging from 0.25% to 1.25% in the event prime is utilized, or 1.75% to 2.75% in the event LIBOR is utilized). At the present time, the margin is .25% for prime rate loans and 1.75% for LIBOR rate loans. In connection with the repayment and restructuring of the credit facility, the Company wrote-off $3,052,689 of deferred financing costs. This write-off is classified as an extraordinary item net of income taxes in the accompanying statement of income.

As described in Note 1, the Company borrowed $6.0 million on August 9, 1996 under the acquisition loan portion of the Revolving Credit Facility for the acquisition of certain assets of the business of Dixie.

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

3.    PRO FORMA DISCLOSURES:

Pro Forma Income Taxes

As described in Note 1, prior to June 26, 1996, the business of the Company was conducted by the Partnership. The Partnership was not subject to income taxes. On June 26, 1996, the net assets of the Partnership were contributed to a C Corporation (ASC) and became subject to federal and state income taxes. The transfer of J/T's interest in the Partnership to the Company described in Note 1 resulted in a step-up in basis in the Partnership's net assets for tax purposes. As a result, during the three months ended September 30, 1996, a deferred income tax benefit of $3,962,498 was credited to operations. Upon transfer of the net assets of the Partnership to ASC, a deferred income tax benefit of $914,459, reflecting the tax effect of temporary differences between the Partnership's book and tax basis of certain assets and liabilities, was credited to operations.

The following pro forma adjustments to record income taxes at the Company's estimated effective tax rate have been reflected in the pro forma earnings per share data presented in the accompanying condensed consolidated statements of income of all periods presented:

                                              For the Three Months Ended Sept 30,   For the Nine Months Ended Sept 30,
                                              -----------------------------------   ----------------------------------
                                                  1995               1996               1995                1996
                                              -------------       -------------      ------------        -------------
Historical income before income
  taxes and extraordinary item                $1,871,586          $5,000,477         $8,887,185          $11,027,855
Pro forma provision for income taxes            (729,919)         (1,950,186)        (3,466,002)          (4,300,863)
                                              -------------       -------------      ------------        -------------
Pro forma income before extraordinary item     1,141,667           3,050,291          5,421,183            6,726,992
Extraordinary item, net of income taxes            --              1,862,140              --               1,862,140
                                              -------------       -------------      ------------        -------------
Pro forma net income                          $1,141,667          $1,188,151         $5,421,183          $ 4,864,852
                                              =============       =============      ============        =============


Pro Forma Net Income Per Share

Pro forma net income per share has been computed by dividing pro forma net income by the number of shares of ASC common stock which the partners of the Partnership received upon the formation of the Company. For periods prior to the closing of the Company's public offering, the pro forma weighted average number of common shares outstanding of 5,000,000 assumes that the 4,425,000 shares issued to the partners and the 575,000 shares of common stock, the net proceeds in respect of which were paid to J/T, were outstanding in all periods.

4.    STOCK OPTION PLANS:

In connection with the organization of the Company, the Company adopted two stock option plans (the Plans). Pursuant to the 1996 Director Stock Option Plan (the Director Plan), options to acquire a maximum of the greater of 150,000 shares or 2% of the number of shares of common stock then outstanding may be granted to directors of the Company. Pursuant to the 1996 Stock Option Plan, (the 1996 Plan), options to acquire a maximum of the greater of 650,000 shares of common stock or 8% of the number of shares of common stock then outstanding may be granted to executive officers, employees (including employees who are directors), independent contractors and consultants of the Company. Options to purchase 190,000 shares at an exercise price equal to $19.00 per share have been granted under the Plans, 119,999 of which are immediately exercisable.

ITEM 2: MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW: The following discussion and analysis should be read in conjunction with the information set forth under: Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 16 through 22 of Aviation Sales Company's Form S-1 as amended dated June 26, 1996. This discussion contains forward looking information which involves risks and uncertainties and is based upon information currently available to the Company. Actual results could differ from those described herein and future results may be subject to numerous factors, many of which are beyond the control of the Company.

RESULTS OF OPERATIONS: Third-quarter operating revenues rose 37.3% to $39.5 million, compared with $28.8 million for the same period last year. Operating revenues for the nine months ended September 30, 1996, increased 24.1% to $106.7 million, compared with $86.0 million, for the same period last year. Operating revenues increased due to the addition of new sales personnel, increased customer penetration, increased investment in and availability of inventory and the expansion of services offered to customers.

Gross profit increased to $12.8 million for the quarter ended September 30, 1996, compared with $10.0 million, for the same period last year ($35.7 million for the nine months ended September 30, 1996, compared to $32.8 million for the same period last year). Gross profit margin declined to 32.3% and 33.5%, respectively, for the third quarter and first nine months of 1996, from 34.8% and 38.2%, respectively, for the same period in 1995, due to a change in mix of inventories sold during the periods. Gross profits in 1995 were significantly impacted by the bulk inventory acquisition of the Aviation Sales business unit from Aviall Services, Inc. During 1996, the Company has not completed a comparable bulk inventory acquisition and accordingly, gross profits have not been positively impacted in a similar manner.

The Company's operating expenses increased $0.9 million from the third quarter of 1995 to the third quarter of 1996. Operating expenses as a percent of operating revenues declined from 21.1% of revenues for the third quarter of 1995 to 17.7% for the third quarter of 1996. Operating expenses were $17.7 million for the first nine months of 1995, or 20.5% of operating revenues, compared with $20.1 million for the first nine months of 1996, or 18.8% of operating revenues. The increase in absolute dollars from the first nine months of 1995 vs. the first nine months of 1996 is due to higher selling and operating expenses as a result of the higher sales levels achieved during 1996 as compared to 1995. Lower operating expenses as a percentage of operating revenues reflects the continuing benefits of economies of scale.

Interest expense, amortization of deferred financing costs and other declined from period to period due to the repayment of $52,806,400 of indebtedness during the third quarter 1996 from the proceeds of the initial public offering. As a result of the completion of the Company's initial public offering and the use of the proceeds therefrom for the repayment of indebtedness due to certain financial institutions, the Company recorded an extraordinary adjustment net of taxes during the third quarter of 1996 of $1.9 million to write-off deferred financing costs associated with the debt that was repaid.

As a result of the above factors, income before benefit for income taxes and extraordinary item was $5.0 million and $11.0 million respectively for the three and nine months ended September 30, 1996, as compared with $1.9 million and $8.9 million, respectively, for the three and nine months ended September 30, 1995.

Income before extraordinary item was $6.9 million ($0.86 per share) for the three months ended September 30, 1996. After accounting for pro forma income taxes (as if the Company had been taxed as a C corporation), pro forma net income before the extraordinary item were $3.1 million ($0.38 per share) and $6.7 million ($1.12 per share), respectively, for the three and nine months ended September 30, 1996.

LIQUIDITY AND FINANCIAL RESOURCES: On June 27, 1996, the Company's registration statement on Form S-1 was declared effective. On July 2, 1996 the Company closed its public offering of 3,250,000 shares of its common stock at $19 per share. In addition, the Company granted the underwriters a 30-day option to purchase up to 487,500 additional shares to cover over-allotments. On July 25, 1996, the underwriters exercised the over-allotment option and the Company sold an additional 487,500 shares of its common stock . The net proceeds from the offering after all expenses were $64,769,097. Of such proceeds, $10,160,250 were used to pay indebtedness due to J/T Aviation Partners in connection with the formation of the Company. The remaining proceeds were used to repay senior and subordinated indebtedness.

On July 2, 1996 the Company completed the repayment of indebtedness and restructuring of its credit facility per the terms of the Amended Credit Facility dated June 27, 1996. The Amended Credit Facility consists of (i) a term loan facility (the Term Loan) in an original principal amount of $20.0 million and (ii) a $50.0 million revolving loan, letter of credit and acquisition loan facility, subject to an availability calculation based on the eligible borrowing base (the Revolving Credit Facility). The letter of credit portion of the Revolving Credit Facility is subject to a $10.0 million sublimit and the acquisition loan portion of the Revolving Credit Facility is subject to $30.0 million sublimit with the imposition of certain borrowing criteria based on the satisfaction of certain debt ratios. The unused portion of the acquisition loan portion of the Revolving Credit Facility expires on the second anniversary of the closing date of the Amended Credit Facility. The interest rate on the Amended Credit Facility is, at the option of the Company, (i) prime plus a margin, or (ii) LIBOR plus a margin, where the margin determination is made based upon the Company's financial performance over the prior 12 month period (ranging from 0.25% to 1.25% in the event prime is utilized, or 1.75% to 2.75% in the event LIBOR is utilized).

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

During the first nine months of 1996, net cash provided by operating activities was $0.6 million. The Company used $16.7 million of cash in investing activities primarily for the purchase of aircraft spare parts on lease and to acquire certain assets of Dixie Bearings, Incorporated. Cash flow provided by financing activities for the nine months ended September 30, 1996 of $17.3 million resulted from (i) the receipt of $64.8 million of net proceeds from the initial public offering which were used to repay J/T Aviation Partners for indebtedness incurred in connection with the formation of the Company and to repay amounts outstanding under the original credit facility, subordinated debt and debt costs associated with the amended credit facility, (ii) net borrowings under the original and amended credit agreements of $14.0 million primarily to finance the purchase of aircraft spare parts and other operating activities, (iii) $6.0 million of the acquisition loan sub facility borrowings to finance the Dixie acquisition and (iv) distributions to partners of $3.0 million.

As a result of the completion of the Company's initial public offering and the use of the proceeds therefrom for the repayment of indebtedness due to certain financial institutions, the Company recorded an adjustment net of taxes during the third quarter of 1996 of $1.9 million to write-off deferred financing costs associated with the debt that was repaid.

The repayment of indebtedness from the net proceeds of the offering improved the Company's liquidity by reducing both the Company's interest expense and the principal amount of the indebtedness required to be repaid in the future. The Company believes that the cash flow from operations and borrowings availability under the Amended Credit Facility will be sufficient to satisfy the Company's anticipated working capital requirements over the next two years.

During 1996, the Company expects to incur capital expenditures of approximately $1.0 million ($0.9 million of which was expended during the first nine months of 1996), the majority of which will be used to make enhancements to the Company's management information systems, telecommunication systems and other capital equipment and improvements. The Company anticipates that the funds for these capital expenditures will be provided from cash flow from operations.

OUTLOOK: As part of its growth strategy, the Company intends to continue to pursue acquisitions of bulk inventories of aircraft spare parts and complementary businesses. Financing for such acquisitions will be provided from operations and from the proceeds of the Amended Credit Facility. The Company may also issue additional debt and/or equity securities in connection with one or more of these acquisitions. The Company is currently evaluating a number of acquisition opportunities and is at varying stages of negotiation with respect to such acquisitions. Except as described herein, no commitments or binding agreements have been entered into to date and accordingly no assurance can be given that any of the acquisitions currently being considered will be consummated.

                           PART II. OTHER INFORMATION

Item 1.      LITIGATION

             Not Applicable

Item 2.      CHANGES IN SECURITIES

             Not Applicable

Item 3.      DEFAULTS UPON SENIOR SECURITIES

             None

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

             None

Item 5.      OTHER INFORMATION

             None

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

(c.)         EXHIBITS.

Exhibit No.  Description
-----------  -----------

   27        Financial Data Schedule