Form 10-K
period 1996-12-31
AVIATION SALES CO
filed 1997-03-06
CIK 1012159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1996

                           Commission File No. 1-11775

                             AVIATION SALES COMPANY
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     65-0665658
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                      Identification No.)

6905 NW 25TH STREET                                            33122
MIAMI, FLORIDA                                              (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (305) 592-4055

           Securities registered pursuant to Section 12(b) of the Act:

       Title of each class                     Name of each exchange on which registered
Common Stock, par value $.01 per share                        New York Stock Exchange


           Securities registered pursuant to Section 12(g) of the Act:

                                      None

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (S229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of February 20, 1997, 8,562,500 shares of Common Stock were outstanding and the aggregate market value (based on the closing price on the New York Stock Exchange on February 20, 1997, which was $26.50 per share) of the Common Stock held by non-affiliates was approximately $107,656,250.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held in May 1997 are incorporated by reference into Part III hereof. Certain exhibits listed in Part IV of this Annual Report on Form 10-K are incorporated by reference from prior filings made by the Registrant under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

                                    1. PART I

         THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISK AND UNCERTAINTY. THERE CAN BE NO ASSURANCE THAT THESE FUTURE RESULTS WILL BE ACHIEVED. READERS ARE CAUTIONED THAT A NUMBER OF FACTORS, INCLUDING THOSE IDENTIFIED BELOW, COULD ADVERSELY AFFECT THE COMPANY'S ABILITY TO OBTAIN THESE RESULTS: (A) ECONOMIC FACTORS WHICH AFFECT THE AIRLINE INDUSTRY, (B) CHANGES IN GOVERNMENT REGULATION OF THE AVIATION INDUSTRY AND (C) INCREASED COMPETITION IN THE AIRCRAFT SPARE PARTS REDISTRIBUTION MARKET.

         UNLESS THE CONTEXT OTHERWISE REQUIRES, REFERENCES TO THE "COMPANY" THROUGHOUT THIS ANNUAL REPORT ON FORM 10-K, INCLUDING THE FINANCIAL INFORMATION CONTAINED HEREIN, REFER TO THE OPERATIONS OF ASC ACQUISITION PARTNERS, L.P. (AND ITS PREDECESSOR AJT CAPITAL PARTNERS) PRIOR TO THE COMPANY'S JUNE 1996 INITIAL PUBLIC OFFERING, AND TO THE OPERATIONS OF THE COMPANY AND ITS SUBSIDIARIES THEREAFTER.

ITEM 1.  BUSINESS.

COMPANY OVERVIEW

         The Company is a recognized world leader in the aircraft spare parts redistribution market and provides a wide range of value-added inventory management services to its customers. The Company sells aircraft spare parts to major commercial passenger airlines, air cargo carriers, maintenance and repair facilities and other redistributors throughout the world. Parts sold by the Company include rotable and expendable airframe and engine components for commercial airplanes, including Boeing, McDonnell Douglas, Lockheed and Airbus aircraft and Pratt & Whitney, General Electric and Rolls Royce jet engines. The inventory management services offered by the Company include purchasing services, repair management, warehouse management, aircraft disassembly services, consignment and leasing of inventories of aircraft parts and engines. During 1996, the Company generated operating revenues of $161.9 million, operating income of $22.3 million and net income of $15.5 million. Of such revenues, approximately 58% were derived from sales to domestic customers and approximately 42% were derived from sales to international customers.

         Since the Company's customers consist of the airlines, maintenance and repairs facilities that service airlines and other aircraft spare parts redistributors, the Company's business is impacted by the economic factors which affect the airline industry. When such factors adversely affect the airline industry, they tend to reduce the overall demand for aircraft spare parts, causing downward pressure on pricing and increasing the credit risk associated with doing business with airlines. Additionally, factors such as the price of fuel affect the aircraft spare parts market, since older aircraft (into which aircraft spare parts are most often placed) become less viable as the price of fuel increases. There can be no assurance that economic and other factors which might affect the airline industry will not have an adverse impact on the Company's results of operations.

         The operations of the business are conducted by the Company and its wholly-owned subsidiaries, Aviation Sales Operating Company (and its wholly-owned subsidiaries, Aviation

Sales Leasing Company and Aviation Sales Bearings Company) and Aviation Sales Finance Company. Substantially all of the operating assets of the Company are owned by Aviation Sales Operating Company.

INDUSTRY OVERVIEW AND TRENDS

         The Company believes that the annual worldwide market for aircraft spare parts is approximately $10.0 billion, of which approximately $1.3 billion reflects annual sales of aircraft spare parts in the redistribution market. The redistribution market is highly fragmented, with a limited number of large, well-capitalized companies selling a broad range of aircraft spare parts, and numerous smaller competitors servicing specialized niches. The Company believes that the significant trends impacting the redistribution market will continue to increase its overall size while reducing the number of competitors. These trends are as follows:

         GROWTH IN MARKET FOR AIRCRAFT SPARE PARTS. According to Boeing's 1996 Market Outlook (the "Boeing Report"), the worldwide fleet of commercial airplanes is expected to double from 11,066 airplanes at the end of 1995 to 23,081 airplanes by 2015. Further, the Boeing Report projects that cargo jet aircraft will increase from 1,219 airplanes in 1995 to 2,260 airplanes by 2015. Seventy percent of the airplanes delivered to cargo operators are expected to be used aircraft converted from commercial passenger service. Additionally, the Company believes that the number of planes in service for more than 10 years is continuing to increase, and these older planes are the primary market for redistributors. Finally, cost considerations are forcing many airlines and repair and maintenance facilities which had historically purchased their inventory requirements from new parts manufacturers to utilize aircraft spare parts sold by redistributors. The Company believes that all of these factors will increase the demand for aircraft spare parts from the redistribution market.

         REDUCTION IN NUMBER OF APPROVED VENDORS. In order to reduce purchasing costs and streamline purchasing decisions, airline purchasing departments have been reducing the number of their "approved" suppliers. During the last few years, several major airlines have reduced their supplier lists from as many as 50 to a core group of five to ten suppliers. In each such case to date, the Company was one of the suppliers selected. The Company believes that this trend will continue in the future and that, due to its market presence and reputation for quality, the Company will continue to be selected as an approved supplier.

         CONSOLIDATION OF REDISTRIBUTION MARKET. As a result of reductions in the supplier base by airline purchasing departments, there has been and the Company believes there will continue to be a consolidation in the redistribution market. The Company further believes that only those redistributors such as the Company, with extensive inventories, adequate capital and the ability to provide the documentation of traceability necessary to comply with the applicable regulatory and customer requirements, will survive the consolidation of the redistribution market.

         INCREASED OUTSOURCING OF INVENTORY MANAGEMENT FUNCTION. Airlines incur substantial expenditures in connection with fuel, labor, and aircraft ownership. Further, airlines have come under increasing pressure during the last decade to reduce the costs associated with providing air transportation services. While several of the expenditures required to operate an airline are beyond the direct control of airline operators (e.g., the price of fuel and labor costs), the

Company believes that obtaining replacement parts from the redistribution market and outsourcing inventory management functions are areas in which airlines can reduce their operating costs. Outsourcing inventory management functions allows these functions to be handled more inexpensively and efficiently by a redistributor like the Company that can achieve economies of scale unavailable to individual airlines. Several smaller and start-up airlines and cargo operators do not presently own an inventory of aircraft spare parts, but rather have entered into agreements with redistributors for the supply of all or a portion of their aircraft spare parts requirements. Additionally, other airlines, including several large airlines, have begun to outsource portions of their purchasing services, repair management and warehouse management. The Company believes that its offering of a broad array of inventory management services to its customers, in conjunction with the sale of aircraft spare parts, will give the Company a significant competitive advantage in servicing its customers.

         INCREASING EMPHASIS ON TRACEABILITy. Due to concerns regarding unapproved aircraft spare parts, regulatory authorities have increased the level of documentation which must be maintained on aircraft spare parts. This requirement has, in turn, been extended by end-users to the vendors of the parts. The sophistication required to track the history of an inventory consisting of thousands of aircraft spare parts is considerable and has required companies to invest significantly in information systems technology. The Company has the benefit of its investment in technology and intends to continue to maintain its systems to allow it to effectively compete in the redistribution market. The high cost of required technology to effectively compete in the redistribution market has made entry into and survival in the aircraft spare parts redistribution market increasingly difficult and expensive.

         INCREASED CONSIGNMENT. Certain of the Company's customers adjust inventory levels on a periodic basis by disposing of excess aircraft parts. Traditionally, larger airlines have used internal purchasing agents to manage such dispositions. The Company believes that major airlines and other owners of aircraft spare parts, in order to concentrate on their core businesses and to more effectively redistribute their excess parts inventories, are increasingly entering into long-term consignment agreements with redistributors. By consigning inventories to a redistributor such as the Company, customers are able to distribute their aircraft spare parts to a larger number of prospective inventory buyers, allowing the customer to maximize the value of its inventory. Consignment also enables the Company to offer for sale significant parts inventory at minimal capital cost to the Company. Consignment agreements are generally entered into on a long-term basis for a large group of parts or entire airplanes which are disassembled for sale of the individual parts. In the Boeing Report it is noted that 5,408 aircraft will be removed from active commercial service between 1994 and 2014. Many of these aircraft will be disassembled in order to sell their parts.

         LEASING. Over the last few years, several smaller and start-up airlines have chosen to lease inventories of aircraft spare parts in order to preserve capital while maintaining adequate spare parts support. The Company believes that this trend to lease aircraft spare parts will continue in the future and that it has a competitive advantage in providing this leasing service due to its ability to maximize the residual value of the leased parts after termination of the lease through sales of the parts in the ordinary course of its business.

COMPETITIVE STRENGTHS

         The Company believes that its primary competitive strengths are its leading market position; its proprietary information systems; its comprehensive customer service, including 24-hour a day customer aircraft parts support; and its availability of capital.

COMPANY STRATEGY

         The Company believes that it is one of a limited number of companies with the breadth of inventory, technical and financial expertise, computer information systems and financial strength to satisfy customer demands and be profitable in the consolidating aircraft spare parts redistribution market. The basic components of the Company's business strategy are the following:

         INTERNAL GROWTH. The Company's strategy is to increase operating revenues and operating income through continued customer penetration in its existing markets and expansion into new markets. The Company intends to achieve this by continuing to increase the size and breadth of its inventory and by continuing to offer its customers a broad array of inventory management services allowing its customers to reduce their costs of operations by outsourcing some or all of their inventory management functions and to take advantage of opportunities to maximize the value of their spare parts inventory. The Company seeks to maintain close working relationships with its customers and to become their vendor of choice.

         CAPITALIZE ON LARGE BULK PURCHASE OPPORTUNITIES. While there is no predictability as to when opportunities to purchase large inventories in bulk will become available in the aircraft spare parts industry, such opportunities have historically become available on a regular basis. "Bulk" purchase opportunities arise when airlines, in order to reduce capital requirements, sell large amounts of inventory in a single transaction or when inventories of aircraft spare parts are sold in conjunction with bankruptcy proceedings. Bulk inventory purchases allow the Company to obtain large inventories of aircraft spare parts at a lower cost than can ordinarily be obtained by purchasing on an individual basis, resulting in generally higher gross margins on sales of such parts. Since 1992, the Company has evaluated a number of bulk purchase opportunities and has successfully completed two large bulk inventory purchases. Because of its market presence, the Company is usually solicited for a bid when bulk inventories become available for purchase anywhere in the world. The Company believes that its market presence, experience in evaluating bulk acquisitions, sophisticated management information systems and capital strength enable the Company to quickly analyze and complete large bulk purchases opportunities to the extent that the economics of such purchases are considered favorable. The Company further believes that future economic downturns may provide the Company with the opportunity to acquire additional aircraft spare parts inventories at favorable prices.

         PURSUE ACQUISITIONS OF COMPLEMENTARY BUSINESSES. A key element of the Company's strategy involves growth through acquisitions of other companies, assets or product lines that would complement or expand the Company's existing aircraft spare parts redistribution and inventory management services business. The Company believes that acquisitions will enable it to leverage its fixed costs of operations and further expand the products and services which it can offer to its customers.

         In 1996, the Company acquired the assets and businesses (and assumed certain liabilities) of AvEng Trading Partners, Inc. ("AvEng") and of Dixie Bearings, Incorporated ("Dixie"). The acquisitions have enabled the Company to further penetrate the aviation engine parts market and to enter the new aircraft parts market through the sale of aircraft bearings for use in aircraft, respectively.

RISKS RELATING TO GROWTH STRATEGY AND FUTURE ACQUISITIONS

         A key element of the Company's strategy involves growth through the acquisition of additional inventories of aircraft spare parts and the acquisition of other companies, assets or product lines that would complement or expand the Company's existing aircraft spare parts redistribution and inventory management services business. The Company's ability to grow by acquisition is dependent upon, and may be limited by, the availability of suitable aircraft parts inventories, acquisition candidates and capital, and by restrictions contained in the Company's credit agreements. In addition, acquisitions involve risks that could adversely affect the Company's operating results, including the assimilation of the operations and personnel of acquired companies, the potential amortization of acquired intangible assets and the potential loss of key employees of acquired companies. There can be no assurance that the Company will be able to consummate acquisitions on satisfactory terms.

AIRCRAFT SPARE PARTS

         Aircraft spare parts can be categorized by their ongoing ability to be repaired and returned to service. The general categories are as follows: (a) rotable; (b) repairable; and (c) expendable. A rotable is a part which is removed periodically as dictated by an operator's maintenance procedures or on an as needed basis and is typically repaired or overhauled and re-used an indefinite number of times. An important subset of rotables is life limited parts. A life limited rotable has a designated number of allowable flight hours and/or cycles (one take-off and landing generally constitutes one cycle) after which it is rendered unusable. A repairable is similar to a rotable except that it can only be repaired a limited number of times before it must be discarded. An expendable is generally a part which is used and not thereafter repaired for further use.

         Aircraft spare parts conditions are classified within the industry as
(a) factory new, (b) new surplus, (c) overhauled, (d) serviceable and (e) as removed. A factory new or new surplus part is one that has never been installed or used. Factory new parts are purchased from manufacturers or their authorized distributors. New surplus parts are purchased from excess stock of airlines, repair facilities or other redistributors. An overhauled part has been completely disassembled, inspected, repaired, reassembled and tested by a licensed repair facility. An aircraft spare part is classified serviceable if it is repaired by a licensed repair facility rather than completely disassembled as in an overhaul. A part may also be classified serviceable if it is removed by the operator from an aircraft or engine while operating under an approved maintenance program and is functional and meets any manufacturer or time and cycle restrictions applicable to the part. A factory new, new surplus, overhauled or serviceable part designation indicates that the part is eligible for immediate use on an aircraft. A part in an as removed condition requires functional testing, repair or overhaul by a licensed facility prior to being returned to service in an aircraft.

OPERATIONS

         The Company's core business is the buying and selling of aircraft spare parts. The Company also provides value-added inventory management services to its customers. These value-added services have become a more significant part of the Company's business over the last year and the Company believes that they provide significant opportunities for expansion of the Company's business in the future.

         INVENTORY SALES

         The daily operations of the Company encompass inventory sales, brokering and exchanging aircraft spare parts. The Company advertises its available inventories held for sale or exchange on the Inventory Locator Service ("ILS") and the Airline Inventory Redistribution System ("AIRS") electronic databases. Buyers of aircraft spare parts can access the ILS and AIRS databases and determine the companies which have the desired inventory available. The Company estimates that 70% of its daily sales activity results from an ILS or AIRS inquiry. All major airlines and repair agencies subscribe to one or both of these databases and accordingly, the Company maintains continual on-line direct access with them. The Company also maintains direct Electronic Data Interchanges ("EDI") with significant customers. These programs provide for the electronic exchange of pricing and availability from the Company to the customer in response to an electronic request for quotation. ILS and AIRS do not, however, list price information relating to particular parts. Knowledge of the value of particular parts is provided by the Company's proprietary database.

         The Company currently has over 485,000 line items in stock with market availability, pricing and historical data available on more than 3.6 million line items. The Company sells new, overhauled and serviceable replacement parts from its inventory. Additionally, the Company will purchase parts on behalf of its customers against specific orders. The Company also offers a customer exchange program for rotables. In an exchange transaction, the Company "exchanges" a new surplus, overhauled or serviceable component taken from stock with a customer's as-removed unit which has failed. The Company receives an exchange fee for completing the transaction, plus reimbursement from the customer for the cost to overhaul or repair the as-removed unit. If the as-removed part cannot be repaired, it is returned to the customer and the exchange transaction is converted to an outright sale at a sales price agreed upon at the time the exchange transaction was negotiated.

         The Company's inventory consists principally of new, overhauled, serviceable and repairable aircraft spare parts that are purchased from many sources. Parts that are to be installed in an aircraft must meet certain standards established by the Federal Aviation Administration ("FAA") and/or the equivalent regulatory agencies in other countries. Specific regulations vary from country to country, although regulatory requirements in other countries generally coincide with FAA requirements. Parts must be traceable to sources deemed acceptable by such agencies. See "Government Regulation and Traceability" below. Parts owned or acquired by the Company may not meet applicable standards or standards may change in the future, causing parts which are already contained in the Company's inventory to be scrapped or modified. Aircraft manufacturers may also develop new parts to be used in lieu of parts already contained in the Company's inventory. In all such cases, to the extent that the Company has such parts in its inventory, their value may be reduced.

         As a result of the acquisition of AvEng, the Company has expanded its inventory of engine spare parts that it can offer to its customers. Additionally, the acquisition of Dixie, represents the Company's entrance into the new parts distribution marketplace.

         INVENTORY MANAGEMENT SERVICES

         The Company is meeting the outsourcing requirements of its customers through providing a number of inventory management services. These services assist airlines in streamlining their inventory management operations while utilizing their capital more efficiently and reducing their costs. Through the offering of various services, the Company believes it can provide an inventory management program geared to a customer's particular requirements.

         CONSIGNMENT. By consigning inventories to a redistributor such as the Company, customers are able to distribute their aircraft spare parts to a larger number of prospective inventory buyers, allowing the customer to maximize the value of its inventory. Consignment also enables the Company to offer for sale significant parts inventory at minimal capital cost to the Company. The Company presently has several consignment agreements in place with major airlines, and its revenues from consignment arrangements have increased significantly over the last few years.

         PURCHASING SERVICES AND REPAIR MANAGEMENT. The Company provides services whereby it purchases spare parts for several smaller and start-up airlines. These arrangements allow the Company's customers to take advantage of the Company's greater purchasing power. The Company also provides repair management services to certain of its customers, whereby the Company receives a fee for managing a customer's required spare parts repair requirements. The Company believes that it is well positioned to offer these repair management services, since a significant portion of the component repair cost relates to the procurement of the parts to be utilized in the repair. Additionally, because of its size, the Company procures significant repair services for its own account, and maintains comprehensive databases on repair and replacement part costs, allowing it to capitalize on favorable pricing for repair services available only to large users of repair services. This permits the Company to offer these services on a cost-effective basis to its customers.

         LEASING. The Company (through its subsidiary, Aviation Sales Leasing Company) provides long-term leasing of inventories of aircraft spare parts to airline customers. An increasing number of smaller and start-up airlines have chosen to lease aircraft spare parts in order to preserve capital while maintaining adequate spare parts support. The Company believes that it has a competitive advantage in aircraft spare parts leasing due to its ability to maximize the residual value of the parts after termination of the lease through sales of the parts in the ordinary course of its business. As of December 31, 1996, the Company had $18.0 million of inventories on long-term lease, $8.5 million of which were maintained outside the United States.

         AIRCRAFT DISASSEMBLY. The Company provides "teardown" services at its Ardmore, Oklahoma facility, both in connection with consignment arrangements and for the purpose of returning disassembled aircraft spare parts directly to a customer. The Company expects that the increasing number of older aircraft will increase the demand for aircraft spare parts and result in expanded opportunities for aircraft disassembly.

         WAREHOUSE MANAGEMENT. The Company provides warehouse management services which allow a customer to avoid the costs associated with the operation of its own inventory warehouse facility by maintaining inventory at the Company's warehouse facility. The Company also will manage a customer's inventory at the customer's own facility.

SALES AND MARKETING; CUSTOMERS

         The Company utilizes inside salespersons, regional field salespersons, independent contract representatives and overseas sales offices in its sales and marketing efforts. The Company's outside sales force is responsible for obtaining new customers and maintaining relationships with existing customers. The majority of the Company's day-to-day sales are accomplished through the Company's inside sales force.

         The Company staffs its South Florida facility to provide sales and delivery services seven days a week, 24 hours a day. This service is critical to provide support to airline customers which, at any time, may have an aircraft grounded in need of a particular part. The Company's South Florida location, with easy access to Miami International Airport and Fort Lauderdale International Airport, assists the Company in providing reliable and timely delivery of purchased products.

         The Company has over 1,000 customers, which include commercial passenger airlines, air cargo carriers, maintenance and repair facilities and other aircraft parts redistribution companies. The Company's top 10 and top 100 customers accounted for approximately 23% and 69% in 1995, and 26% and 69% in 1996, of operating revenues, and no single customer accounted for more than 10% of operating revenues.

MANAGEMENT INFORMATION SYSTEMS

         The Company has developed a proprietary management information system which is an important component of its business and a significant factor in the Company's leading position in the redistribution market. The Company's management information systems collect and report data regarding inventory turnover and traceability, pricing, market availability, customer demographics and other important data used by the Company. The Company currently maintains marketing data on and is able to estimate the value of more than 3.6 million line items. The Company also maintains databases on recommended upgrades or replacements including airworthiness directives. Access to such information gives the Company the best possible opportunity to avoid purchases of aircraft spare parts which might be deemed unusable. In addition, the data maintained by the Company allows it to provide its customers with information with respect to obsolescence and interchangeability of parts. The Company utilizes electronic data scanning and document image storage technology for accurate and rapid retrieval of inventory traceability documents that must accompany all sales. These documents are required by the Company's customers in order for them to comply with applicable regulatory guidelines. The Company believes that its continued investment in the development of information systems is a key factor in maintaining its competitive advantage.

         The Company believes that to maintain its competitive advantages, accommodate growth and keep pace with the rapid changes in technology, that it will be prudent to continue to acquire state of the art management information systems to ensure the capability to meet the Company's needs for the forseeable future. In that regard, the Company is currently evaluating the prospect of purchasing and implementing a new management information system.

COMPETITION

         There are numerous suppliers of aircraft spare parts in the aviation market worldwide and, through inventory listing services, customers have access to a broad array of suppliers. These include major aircraft manufacturers, airline and aircraft service companies and aircraft spare parts redistributors. Competition in the redistribution market is generally based on price, availability of product and quality, including traceability. The Company's major competitors include AAR Corp., The AGES Group and The Memphis Group. There is also substantial competition, both domestically and overseas, from smaller, independent dealers who generally participate in niche markets. Several of the Company's competitors have greater financial and other resources than the Company. There can be no assurance that competitive pressures will not materially and adversely affect the Company's business, financial condition or results of operations.

GOVERNMENT REGULATION AND TRACEABILITY

         The FAA regulates the manufacture, repair and operation of all aircraft and aircraft parts operated in the United States. Its regulations are designed to ensure that all aircraft and aviation equipment are continuously maintained in proper condition to ensure safe operation of the aircraft. Similar rules apply in other countries. All aircraft must be maintained under a continuous condition monitoring program and must periodically undergo thorough inspection and maintenance. The inspection, maintenance and repair procedures for the various types of aircraft and equipment are prescribed by regulatory authorities and can be performed only by certified repair facilities utilizing certified technicians. Certification and conformance is required prior to installation of a part on an aircraft. Presently, whenever necessary with respect to a particular part, the Company utilizes FAA and/or Joint Aviation Authority certified repair stations to repair and certify parts to ensure worldwide marketability. The operations of the Company may in the future be subject to new and more stringent regulatory requirements. In that regard, the Company closely monitors the FAA and industry trade groups in an attempt to understand how possible future regulations might impact the Company.

         An important factor in the aircraft spare parts redistribution market relates to the documentation or traceability that is supplied with an aircraft spare part. The Company requires all of its suppliers to provide adequate documentation as dictated by the appropriate regulatory authority. The Company utilizes electronic data scanning and storage techniques to maintain complete copies of all documentation. Documentation required includes, where applicable,
(a) a maintenance release from a certified airline or repair facility signed and dated by a licensed airframe and/or powerplant mechanic who repaired the aircraft spare part and an inspector certifying that the proper methods, materials and workmanship were used, (b) a "teardown" report detailing the discrepancies and corrective actions taken during the last shop repair and (c) an invoice or purchase order from an approved source.

PRODUCT LIABILITY

         The Company's business exposes it to possible claims for personal injury or death which may result from the failure of an aircraft spare part sold by it. While the Company maintains what it believes to be adequate liability insurance to protect it from such claims, and while no material claims have, to date, been made against the Company, no assurance can be given that claims will not arise in the future or that such insurance coverage will be adequate. Additionally, there can be no assurance that insurance coverages can be maintained in the future at an acceptable cost. Any such liability not covered by insurance could have a material adverse effect on the financial condition of the Company.

EMPLOYEES

         As of December 31, 1996, the Company employed approximately 295 persons. None of the Company's employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are good.

COMPANY HISTORY AND RECENT DEVELOPMENTS

         The Company's predecessors commenced operations in February 1992 through the acquisition by AJT Capital Partners, a Delaware general partnership d/b/a Aerospace International Services ("AIS"), of the aircraft spare parts inventory and certain other assets owned by the Estate of Eastern Airlines, Inc. (the "Eastern Inventory"). During the period from February 1992 through December 1994, AIS's primary business was the marketing and sale of the Eastern Inventory. In December 1994, AIS formed ASC Acquisition Partners, L.P. d/b/a Aviation Sales Company (the "Partnership") to acquire the assets and business of the Aviation Sales Company business unit ("ASC") from Aviall Services, Inc.

         In June 1996, the Company completed an initial public offering of its common stock (the "Offering"). Immediately prior to the Offering, all but one of the parties holding interests in the Partnership contributed their interest in the Partnership to the Company in exchange for shares of common stock. Simultaneously, one of the parties holding an interest in the Partnership contributed its interest in the Partnership to the Company in exchange for shares of common stock and an amount equal to the proceeds to be received by the Company from the Underwriters for 500,000 shares of common stock sold in the Offering, plus up to 75,000 additional shares of common stock (and/or the proceeds in respect of the sale of such shares to the extent of the over-allotment option was exercised). Following the Offering, the operations of the business have been conducted by the Company.

         Subsequent to the Offering, the Company acquired AvEng and Dixie. These acquisitions have enabled the Company to further penetrate the aviation engine market and to enter the new parts market for the sale of bearings for use in aircraft.

ITEM 2. PROPERTIES.

         The Company's executive offices are located in Miami, Florida. All of the Company's properties are maintained on a regular basis and are adequate for the Company's present requirements. The Company is currently evaluating the possibility of consolidating its inventory into a single warehouse facility.

         The following table identifies the principal properties utilized by the Company. All properties are leased. See Notes 6 and 8 to Notes to Consolidated Financial Statements.

                                                             APPROXIMATE
FACILITY DESCRIPTION                    LOCATION             SQUARE FOOTAGE
--------------------                    --------             --------------
Corporate Headquarters
   and Central Warehouse                Miami, FL                166,000
Aircraft Dissembly and Storage          Ardmore, OK              130,000
Warehouse                               Pearland, TX             100,000
Warehouse                               Miami, FL                 40,000
Warehouse                               Miami, FL                 10,000
Regional Purchasing Office              Van Nuys, CA               6,300
Office and Warehouse                    College Park, GA           6,000
Warehouse                               Claremore, OK              1,000


ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not presently involved in any material legal proceedings. From time to time the Company may be named as a defendant in suits for product defects, breach of warranty, breach of implied warranty of merchantability or other actions relating to products which it distributes which are manufactured by others. The Company believes that this exposure is adequately covered by its products liability insurance.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There was no vote of security holders during the fourth quarter of the last fiscal year.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The following information relates to the Company's common stock, par value $.001 per share (the "Common Stock"), which currently is listed on the New York Stock Exchange under the symbol AVS. At February 20, 1997, there were approximately 24 stockholders of record of the Company's Common Stock. The foregoing number does not include beneficial holders of the Company's common stock. The high and low sales prices of the Common Stock for each quarter since the effective date of the Offering, June 26, 1996, as reported by the New York Stock Exchange, are set forth below:

                                                1996
                                                ----
                                       HIGH            LOW

Second Quarter                        $ 20 3/4        $ 19
Third Quarter                         $ 21 1/2        $ 18
Fourth Quarter                        $ 20 3/4        $ 18 3/4

         The Company did not declare any cash dividends for the year ended December 31, 1996. See Note 5 to the Notes to the Consolidated Financial Statements for information concerning restrictions in the Company's credit agreements with financial institutions regarding the payment of dividends and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table represents selected consolidated financial information of the Company. The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements, the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.



                                    INCEPTION
                                (FEBRUARY 28, 1992)                        YEAR ENDED DECEMBER 31,
                                        TO            --------------------------------------------------------------
                                 DECEMBER 31, 1992         1993             1994             1995            1996
                                -------------------   ------------     ------------     -----------     ------------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF
   INCOME DATA:
 Operating revenues                      $32,227          $23,429          $28,191        $113,803         $161,944
Cost of sales                             16,697           11,162           12,017          71,314          110,359
                                     ------------     ------------     ------------     -----------     ------------
Gross profit                              15,530           12,267           16,174          42,489           51,585
                                     ------------     ------------     ------------     -----------     ------------
Operating expenses
   Operating                               2,970            3,121            2,900           8,989            9,320
   Selling                                 3,590            1,845            2,043           4,820            6,977
   General and administrative              5,057            4,199            5,167           8,641           10,681
   Depreciation and amortization           2,063              217              415           1,466            2,323
                                     ------------     ------------     ------------     -----------     ------------
Total operating expenses                  13,680            9,382           10,525          23,916           29,301
                                     ------------     ------------     ------------     -----------     ------------
Income from operations                     1,850            2,885            5,649          18,573           22,284
Interest and other expenses, net           3,806            6,041            4,458           8,287            5,350
                                     ------------     ------------     ------------     -----------     ------------
Net income (loss) before taxes            (1,956)          (3,156)           1,191          10,286           16,934
Income tax benefit                        -                -                -               -                  (426)
                                     ------------     ------------     ------------     -----------     ------------
Income (loss) before extra-
   ordinary item                          (1,956)          (3,156)           1,191          10,286           17,360
Extraordinary item, net of income
   taxes                                  -                -                -               -                 1,862
                                     ------------     ------------     ------------     -----------     ------------
Net income (loss)                        ($1,956)         ($3,156)          $1,191         $10,286          $15,498
                                     ============     ============     ============     ===========     ============
Pro Forma Data:
   Historical income (loss) before
     income taxes                        ($1,956)         ($3,156)          $1,191         $10,286          $16,934
   Pro forma benefit (provision) for
     income taxes                            763            1,231             (465)         (4,012)          (6,604)
                                     ------------     ------------     ------------     -----------     ------------
   Pro forma income (loss) before
     extraordinary item                   (1,193)          (1,925)             726           6,274           10,330
   Extraordinary item, net of income
     taxes                                -                -                -               -                 1,862
                                     ------------     ------------     ------------     -----------     ------------
   Pro forma net income (loss)           ($1,193)         ($1,925)            $726          $6,274           $8,468
                                     ============     ============     ============     ===========     ============
Pro forma net income (loss)
   per share (1)                          ($0.24)          ($0.39)           $0.14           $1.16            $1.21
                                     ============     ============     ============     ===========     ============



                                                     AS OF DECEMBER 31,
                               -----------------------------------------------------------
                                 1992        1993         1994        1995        1996
                                 ----        ----         ----        ----        ----
                                                          (IN THOUSANDS)
BALANCE SHEET DATA:
Accounts receivable              $4,705      $4,166      $16,980     $23,776     $37,087
Inventories                      44,473      34,025       52,765      48,957      72,974
Working capital                  33,946      24,519       51,871      46,641      68,999
Total assets                     55,688      42,401       89,265      93,478     145,183
Total debt                       44,472      31,992       69,152      62,043      38,984
Stockholders' equity              6,044       2,888        7,079      14,199      81,071


___________________

(1) Weighted average shares outstanding are 5,000,000 for period February 28, 1992 (inception) to December 31, 1992 and 1993; 5,063,561 for 1994;
    5,400,000 for 1995 and 6,960,295 for 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The Company's predecessor, Aerospace International Services ("AIS"), commenced operations in February 1992 through the acquisition of certain aircraft spare parts owned by Eastern Air Lines, Inc. (the "Eastern Inventory"), for an aggregate purchase price of $55.2 million. During the period between February 1992 and December 1994 the primary business of AIS was the marketing and sale of the Eastern Inventory. During December 1994, AIS organized ASC Acquisition Partners L.P. (the "Partnership"), and completed the acquisition of certain assets and assumed certain liabilities of the Aviation Sales Company business unit from Aviall Services, Inc. ("Aviall") for an aggregate purchase price of $46.8 million.

         On June 26, 1996, the Company completed an initial public offering of 3,250,000 shares of its Common Stock at an offering price of $19 per share. On July 25, 1996, the Company sold an additional 487,500 shares of its Common Stock at the same price upon the exercise of an underwriters' over-allotment option.

         Immediately prior to the initial public offering, all but one of the parties holding interests in the Partnership contributed their interest in the Partnership to the Company in exchange for shares of Common Stock. Simultaneously, one of the parties holding an interest in the Partnership contributed its interest in the Partnership to the Company in exchange for shares of Common Stock and an amount equal to the proceeds to be received by the Company from the underwriters for 500,000 shares of Common Stock sold in the offering, plus up to 75,000 additional shares of common stock (and/or the proceeds in respect of the sale of such shares to the extent that the underwriters' exercised their over-allotment option).

         The Company received aggregate net proceeds in the Offering of $64.6 million. Of this amount, $10.2 million was used to repay the indebtedness incurred to one of the shareholders of the Company in connection with the formation of the Company and the balance was used to repay senior and subordinated indebtedness. See "Liquidity and Capital Resources" below.

         Subsequent to the completion of the Offering, on August 9, 1996, the Company completed the acquisition of certain assets of the business of Dixie relating primarily to the sale of new bearings for use in aircraft for the purchase price of approximately $9 million. In addition, the Company assumed certain liabilities in the amount of approximately $25,000. The acquisition was accounted for using the purchase method of accounting. As a result of the Dixie acquisition, the Company's operating revenues increased approximately $7.0 million from the date of the acquisition through December 31, 1996.

         On December 10, 1996 (effective November 30, 1996), the Company completed the acquisition of AvEng for a purchase price equal to 400,000 shares of the Company's Common Stock. The acquisition was accounted for using the pooling of interests method of accounting. As a result of the acquisition, the Company's operating revenues include Aveng's total revenues for 1996 amounting to approximately $9.3 million.

RESULTS OF OPERATIONS

         Operating revenues consist primarily of gross sales, net of allowances for returns and other adjustments. Cost of sales consists primarily of product costs, freight charges, commissions to outside sales representatives and an inventory provision for damaged and obsolete products. Product costs consist of the acquisition cost of the products and any costs associated with repairs, overhaul or certification.

         Operating revenues and gross profit depend in large measure on the volume and timing of bookings received during the quarter and the mix of aircraft spare parts contained in the Company's inventory. Revenues and gross profit can be impacted by the timing of bulk inventory purchases. In general, bulk inventory purchases allow the Company to obtain large inventories of aircraft spare parts at a lower cost than can ordinarily be obtained by purchasing such parts on an individual basis.

         The Company's operating results are affected by many factors, including the timing of orders from large customers, the timing of expenditures to purchase inventory in anticipation of future sales, the timing of bulk inventory purchases and the mix of available aircraft spare parts contained, at any time, in the Company's inventory. A large portion of the Company's operating expenses are relatively fixed. Since the Company typically does not obtain long-term purchase orders or commitments from its customers, it must anticipate the future volume of orders based upon the historic purchasing patterns of its customers and upon its discussion with its customers as to their future requirements. Cancellations, reductions or delays in orders by a customer or group of customers could have a material adverse effect on the Company's business, financial condition and results of operations.

YEAR ENDED DECEMBER 31, 1995 V. YEAR ENDED DECEMBER 31, 1996

         The following table sets forth certain information relating to the Company's operations for the periods indicated:


                                                        1995                        1996
                                            --------------------------- ---------------------------
                                                 $             %             $              %
                                            ------------  ------------- -------------  ------------
                                                              (DOLLARS IN THOUSANDS)
Operating revenues                             $113,803         100.0%      $161,944        100.0%
Cost of sales                                    71,314          62.7%       110,359         68.1%
                                            ------------  ------------- -------------  ------------
Gross profit                                     42,489          37.3%        51,585         31.9%
Operating expenses
   Operating                                      8,989           7.9%         9,320          5.8%
   Selling                                        4,820           4.2%         6,977          4.3%
   General and administrative                     8,641           7.6%        10,681          6.6%
   Depreciation and amortization                  1,466           1.3%         2,323          1.4%
                                            ------------  ------------- -------------  ------------
      Total                                      23,916          21.0%        29,301         18.1%
                                            ------------  ------------- -------------  ------------
Income from operations                           18,573          16.3%        22,284         13.8%
Interest and other expenses, net                  8,287           7.3%         5,350          3.3%
                                            ------------  ------------- -------------  ------------
Income before income tax benefit
   and extraordinary item                        10,286           9.0%        16,934         10.5%
Income tax benefit                               -             -                (426)        (0.2%)
                                            ------------  ------------- -------------  ------------
Income before extraordinary item                 10,286           9.0%        17,360         10.7%
Extraordinary item, net of income taxes          -             -               1,862          1.1%
                                            ------------  ------------- -------------  ------------
Net income                                      $10,286           9.0%       $15,498          9.6%
                                            ============  ============= =============  ============

         The Company's operating revenues increased by approximately $48.1 million, or 42.3%, from 1995 to 1996. Of this amount, approximately $16.3 million was derived from the operations associated with AvEng and Dixie, both of which were acquired during 1996. The balance represents increased sales due to expansion of the Company's customer base and increased sales to existing customers. During this period, domestic sales increased 39.1% from $68.0 million to $94.6 million and international sales increased 47.3%, from $45.7 million to $67.3 million.

         The Company's gross profit increased 21.4%, from $42.5 million in 1995 to $51.6 million in 1996. The increase in gross profit is primarily attributable to the increase in sales. Gross margins decreased from 37.3% in 1995 to 31.9% in 1996 due to a change in the mix of inventories sold. Due to the acquisition of ASC in December 1994, the Company's gross profit was benefited by the impact of this bulk inventory acquisition throughout 1995. No such acquisition of inventory favorably benefited gross margins during 1996.

         The Company's operating expenses for 1996, in absolute dollars, increased $5.4 million, or 22.5%, compared to 1995 (of which approximately $1.5 million of the increase is attributable to the operating expenses of AvEng and Dixie during 1996 and the balance is attributable to the Company's existing operations). Primarily due to economies of scale and improved operating efficiencies, total operating expenses as a percentage of revenue decreased from 21.0% in 1995 to 18.1% in 1996.

         Interest and other expenses decreased $2.9 million, or 35.4% from 1995 to 1996 as a result of the repayment and restructuring of the Company's Amended Credit Facility.

         As a result of the above factors, income from operations (before income tax (benefit) expense and extraordinary item) increased $6.6 million, or 64.6%, from 1995 to 1996.

         In connection with the Offering, the Company repaid certain debt. As a result, the Company wrote-off approximately $3,053,000 in deferred financing costs relating to that debt. See Note 5 to Notes to Consolidated Financial Statements.

         Income taxes for 1996 were offset by one-time deferred tax benefits of approximately $4.9 million associated with the organization of the Company. See Notes 1 and 10 to Notes to Consolidated Financial Statements.

         Based on all of the above factors, the Company's 1996 net income was $15.5 million ($2.22 per share), an increase of $5.2 million, or 51%, compared to 1995 net income of $10.3 million.

YEAR ENDED DECEMBER 31, 1994 V. YEAR ENDED DECEMBER 31, 1995

         The following table sets forth certain information relating to the Company's operations for the periods indicated:


                                                          YEAR ENDED DECEMBER 31,
                                         -------------------------------------------------------
                                                    1994                        1995
                                         --------------------------- ---------------------------
                                              $             %             $              %
                                         ------------  ------------- -------------  ------------
                                                          (DOLLARS IN THOUSANDS)
Operating revenues                           $28,191         100.0%      $113,803        100.0%
Cost of sales                                 12,017          42.6%        71,314         62.7%
                                         ------------  ------------- -------------  ------------
Gross profit                                  16,174          57.4%        42,489         37.3%
Operating expenses
   Operating                                   2,900          10.3%         8,989          7.9%
   Selling                                     2,043           7.2%         4,820          4.2%
   General and administrative                  5,167          18.3%         8,641          7.6%
   Depreciation and amortization                 415           1.5%         1,466          1.3%
                                         ------------  ------------- -------------  ------------
      Total                                   10,525          37.3%        23,916         21.0%
                                         ------------  ------------- -------------  ------------
Income from operations                         5,649          20.0%        18,573         16.3%
Interest and other expenses, net               4,458          15.8%         8,287          7.3%
                                         ------------  ------------- -------------  ------------
Net income                                    $1,191           4.2%       $10,286          9.0%
                                         ============  ============= =============  ============


         The Company's operating revenues for 1995 increased 303.7% over 1994, primarily due to the inclusion in 1995 of one full year of sales from ASC, compared to one month in 1994.

         The Company's gross profit increased by $26.3 million from 1994 to 1995 due to the increase in operating revenues. However, there was a decline in the gross margin from 57.4% to 37.3% which was primarily attributable to the change in the nature of the operation of the business, from 1994, when the Company's primary business was the liquidation of the Eastern

Inventory, to 1995, when the Company's primary business was the purchasing and sale of spare parts and the providing of inventory management services on a day-to-day basis through the operations of ASC.

         The Company's operating expenses for 1995 increased $13.4 million, or 127.2%, compared to 1994 due to the increase in operating revenues. Operating expenses as a percentage of operating revenues were 21.0% for 1995, compared to 37.3% for 1994. The decrease in operating expenses as a percentage of operating revenues was primarily due to the economies of scale derived from the increased revenues as a result of the acquisition of ASC.

         As a result of the above factors, income from operations for 1995 increased $12.9 million over 1994. Interest and other expenses increased 85.9% from $4.5 million in 1994 to $8.3 million in 1995, primarily as a result of the debt incurred to finance the acquisition of ASC. The Company's net income increased by $9.1 million from 1994 to 1995.

THE ACQUISITION LOANS

         In December 1994, to complete the acquisition of ASC and to refinance debt incurred in connection with the acquisition of the Eastern Inventory, the Company borrowed $65.4 million from certain financial institutions and $7.0 million from certain stockholders (collectively, the "Acquisition Loans").

         The portion of the Acquisition Loans which was due to financial institutions was composed of two term loans ("Term Loan A" and "Term Loan B") and the revolving credit facility. Term Loan A was in the original principal amount of $45.0 million and Term Loan B was in the original principal amount of $15.0 million. On July 2, 1996, the Company made a lump-sum principal payment on Term Loan A in the amount of $15.0 million and repaid in full the outstanding balance under Term Loan B, utilizing a portion of the proceeds of the Offering. The balance of Term Loan A was restructured as described below. See "Liquidity and Capital Resources".

         On December 1, 1994, the Company entered into an interest rate cap agreement which provides that the prime interest rate on $30.0 million of its term loans will not exceed 9 percent through December 2, 1997. In exchange for this interest rate limitation, the Company agreed to make quarterly payments to its lenders ranging from $57,000 to $186,000, depending on the level of the prime rate. Quarterly payments totaling $228,000 were made during each of the years ended December 31, 1995 and 1996, which are included in interest expense, amortization of deferred financing costs and loan administration fees in the Company's Consolidated Financial Statements.

         In December 1994, the Company entered into a subordinated loan agreement whereby the Company borrowed $7.0 million from certain parties related to several of its stockholders (the "Subordinated Debt"). On July 2, 1996, the Company repaid in full the Subordinated Debt with a portion of the proceeds of the Offering.

LIQUIDITY AND CAPITAL RESOURCES

         Since its formation, the Company has been financed primarily with its cash flow from operations, and in 1994 and 1996 with its cash flows from financing activities. Cash flow from operations was $12.1 million in 1994 and $14.0 million in 1995. During 1996, the Company used cash of $8.0 million in its operations. During 1994 and 1996, $35.6 million and $26.8 million, respectively, of cash flow was provided by financing activities.

         The Company's primary uses of cash to date have been investing activities, and the repayment of indebtedness. Cash used in investing activities was $47.1 million in 1994, $4.7 million in 1995 and $17.8 million in 1996. Cash provided by financing activities in 1994 was utilized to complete the acquisition of ASC. Cash provided by financing activities in 1996 was primarily provided from the proceeds of the Offering and was utilized to repay related party debt and to reduce the amounts owed under senior and subordinated indebtedness, as discussed in further detail below. Cash used in financing activities was $10.5 million in 1995, relating primarily to the repayment of the Company's obligations under the senior debt and senior revolving facility.

         Through July 1, 1996, the Company had a revolving credit facility (collectively with the term loans, the "Credit Facility") with certain financial institutions which provided working capital of up to $20.0 million with interest at prime plus 1.5% subject to an availability calculation based on the eligible borrowing base. The eligible borrowing base included certain receivables and inventories of the Company. The revolving credit facility was to terminate on November 30, 1999.

         The Credit Facility contained certain financial covenants regarding the financial performance of the Company and certain other covenants including limitations on the amount of annual capital expenditures and the incurrence of additional debt, and provided for the suspension of the Credit Facility and repayment of all debt in the event of a material adverse change in the business or a change in control. In addition, the Credit Facility required mandatory repayments from excess cash flow. Substantially all of the Company's assets were pledged as collateral for amounts borrowed.

         On June 26, 1996, the Company's Registration Statement on Form S-1 was declared effective. On July 2, 1996, the Company closed its initial public offering of 3,250,000 shares of its Common Stock at $19 per share. In addition, the Company granted the underwriters a 30-day option to purchase up to 487,500 additional shares to cover over-allotments. On July 25, 1996, underwriters exercised the over-allotment option and the Company sold an additional 487,500 shares of its Common Stock. The net proceeds from the Offering, after all expenses, were $64,576,607. Of such proceeds, $10,160,250 were used to pay indebtedness due to J/T Aviation Partners in connection with the formation of the Company. The remaining proceeds were used to repay senior and subordinated indebtedness.

         On July 2, 1996, the Company completed the repayment of indebtedness and restructuring of its credit facility per the terms of an Amended and Restated Credit Facility (the "Amended Credit Facility"), dated June 27, 1996. The Amended Credit Facility consists of (a) a term loan facility (the "Amended Term Loan") in an original principal amount of $20 million, and (b) a $50.0 million revolving loan, letter of credit and acquisition loan facility, subject to an availability calculation based on the eligible borrowing base (the "Amended Revolving Credit Facility"). The eligible borrowing base includes certain receivables and inventories of the Company. At December 31, 1996, the Company had availability under the Amended Credit Facility of approximately $26.9 million. The letter of credit portion of the Amended Revolving Credit Facility is subject to a $10.0 million sublimit and the acquisition loan portion of the Revolving Credit Facility is subject to a $30.0 million sublimit with the imposition of certain borrowing criteria based on the satisfaction of certain debt ratios. The unused portion of the acquisition loan portion of the Amended Revolving Credit Facility expires on the second anniversary of the closing date of the Amended Credit Facility. The interest rate on the Amended Credit Facility is, at the option of the Company, (a) prime plus a margin, or (b) LIBOR plus a margin, where the margin determination is made based upon the Company's financial performance over the prior 12 month period (ranging from 0.25% to 1.25% in the event prime is utilized, or 1.75% to 2.75% in the event LIBOR is utilized). At December 31, 1996, the margin was .25% for prime rate loans and 1.75% for LIBOR rate loans.

         The Amended Term Loan amortizes in equal quarterly installments and terminates on December 1, 1999. Interim payments under the Amended Revolving Credit Facility will be made from daily collections of the Company's accounts receivable. The Amended Revolving Credit Facility will terminate on December 1, 1999. The Amended Credit Facility contains similar financial and other covenants of the Company and similar mandatory prepayment events as set forth in the original Credit Facility. However, in contrast to the Credit Facility, the Amended Credit Facility does not require the application of excess cash flows. Events of default are similar to the Credit Facility; provided however that an event of default based on a change of control will pertain to a change in more than 50% of the members of the Board of Directors of either the Company or its Aviation Sales Operating Company subsidiary in place on the closing date of the Amended Credit Facility. At December 31, 1996, the Company was in compliance with all of its requirements under the Amended Credit Facility. The Amended Credit Facility also contains mandatory prepayment events and is secured by a lien on substantially all of the assets of the Company. At December 31, 1996, the outstanding balances under the Amended Term Loan and Amended Revolving Credit Facility are $22.3 million and $16.7 million, respectively.

         During 1996, the Company incurred capital expenditures of approximately $1.1 million, the majority of which was used to make enhancements to the Company's management information systems, telecommunication systems and other capital equipment and improvements. Additionally, immediately prior to the Offering, the Partnership distributed to its partners 40% of its 1996 net income through the closing of the initial public offering and additional amounts due to the partners relating to the Partnership's 1995 net income. These distributions were approximately $3.0 million and were paid from borrowings under the revolving portion of the credit facility.

         The repayment of indebtedness with the net proceeds of the offering improved the Company's liquidity by reducing both the Company's interest expense and the principal amount of the indebtedness required to be repaid in the future. The Company believes that cash flow from operations and borrowing availability under the Amended Credit Facility will be sufficient to satisfy the Company's anticipated working capital requirements over the next two years.

         As part of its growth strategy, the Company intends to pursue acquisitions of bulk inventories of aircraft spare parts and complementary businesses. Additionally, the Company is currently evaluating the prospect of purchasing and implementing a new management information system and exploring the possibility of consolidating its various facilities into a single warehouse facility. Financing for such activities would be provided from operations and from the proceeds of the Amended Credit facility. The Company may also issue additional debt and/or equity securities in connection with one or more of these activities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial information required by Item 8 is included elsewhere in this Report (see Part IV, Item 14).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting scheduled to be held in May 1997, under the caption, "Election of Directors", to be filed by the Registrant.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by Item 11 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting scheduled to be held in May 1997, under the caption, "Executive Compensation", to be filed by the Registrant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting scheduled to be held in May 1997, under the caption, "Security Ownership of Certain Beneficial Owners and Management ", to be filed by the Registrant.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting scheduled to be held in May 1997, under the caption "Certain Transactions", to be filed by the Registrant.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) The consolidated balance sheets as of December 31, 1995 and December 31, 1996 and the related consolidated statements of income, partners' capital and stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996 are filed as part of this report:

 (1)      FINANCIAL STATEMENTS                                                                            PAGE
          --------------------                                                                            -----

Report of Independent Certified Public Accountants........................................................F- 2
Consolidated Balance Sheets at December 31, 1995 and 1996.................................................F- 3
Consolidated Statements of Income for the three years ended December 31, 1996.............................F- 5
Consolidated Statements of Partners' Capital and Stockholders' Equity for the three years ended
December 31, 1996.........................................................................................F- 6
Consolidated Statements of Cash Flows for the three years ended
December 31, 1996.........................................................................................F- 7
Notes to Consolidated Financial Statements................................................................F- 9

(2)       Consolidated Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 1996...............F - 24

(3)  Exhibits

3.1      Certificate of Incorporation of the Company and amendment thereto(1)
3.2      Second Amendment to Certificate of Incorporation(2)
3.3      Bylaws of the Company(1)
4.       Form of Registration Rights Agreement(1)
10.1 Credit Agreement, dated as of December 2,1994 by and between the Partnership and Citicorp Securities, Inc. as agent(1)
10.2 Lease, dated as of December 2, 1994, by and between Aviation Properties and the Partnership(1)
10.3 Lease, dated as of December 2, 1994, by and between Aviation Properties of Texas(1)
+10.4 Amended Employment Agreement, effective as of December 2, 1994, by and between Dale S. Baker and the Company(2)

+10.5. Amended Employment Agreement, effective as of December 2, 1994, by and between Harold Woody and the Company(2)
+10.6 Amended Employment Agreement, effective as of December 2, 1994, by and between Joseph E. Civiletto and the Company(2)
+10.7 Amended Employment Agreement, effective as of June 1, 1996, by and between James D. Innella and the Company(2)
+10.8 Amended Employment Agreement, effective as of June 1, 1996, by and between Michael A. Saso and the Company(2)
+10.9    1996 Director Stock Option Plan(2)
+10.10   1996 Stock Option Plan(2)
+*10.11  1997 EBITDA Incentive Compensation Plan
10.12 Form of Amended and Restated Credit Agreement, dated June 26, 1996, by Aviation Sales Operating Company and Citicorp USA, Inc. as agent(3)
10.13 Asset Purchase Agreement dated as of August 9, 1996 by and between Dixie Bearings Incorporated and Aviation Sales Bearing Company(4)
*10.14 Asset Purchase Agreement dated as of November 30, 1996 by and between AvEng Trading Partners, Inc. and the Company
*21.1    List of Subsidiaries of Registrant
*23.1    Consent of Arthur Andersen LLP
*27.1    Financial Data Schedule

____________________________
*     Filed herewith
+     Compensation plan or agreement

(1) Incorporated by reference to Company's Registration Statement on Form S-1 dated April 15, 1996 (File No. 333-3650)
(2) Incorporated by reference to Amendment No. 1 to Company's Registration Statement on Form S-1 dated June 6, 1996 (File No. 333-3650)
(3) Incorporated by reference to Amendment No. 2 to Company's Registration Statement dated June 26, 1996 (File No. 333-3650)
(4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996



(B)   Reports on Form 8-K.  None.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIATION SALES COMPANY
(Registrant)

By  /s/ DALE S. BAKER                                         March 4, 1997
   --------------------------------------
   Dale S. Baker
   President, Chief Executive Officer and
   Chairman of the Board (Principal
   Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE AND TITLE                                           DATE
         -------------------                                           ----

By  /s/ DALE S. BAKER                                         March 4, 1997
   --------------------------------------
    Dale S. Baker
    President, Chief Executive Officer and
    Chairman of the Board (Principal
    Executive Officer)

By  /s/ JOSEPH E. CIVILETTO                                   March 4, 1997
   --------------------------------------
    Joseph E. Civiletto
    Vice President and Chief Financial Officer
    (Principal Financial and Accounting Officer)

By   /s/ HAROLD M. WOODY                                      March 4, 1997
   --------------------------------------
    Harold M. Woody
    Executive Vice President - Sales and
    Marketing and Director

By  /s/ JAMES D. INNELLA                                      March 4, 1997
   --------------------------------------
    James D. Innella
    Vice President and Chief Operating Officer

By  /s/ ROBERT ALPERT                                         March 4, 1997
   --------------------------------------
    Robert Alpert
    Director

By  /s/ SAM HUMPHREYS                                         March 4, 1997
   --------------------------------------
   Sam Humphreys
   Director

By  /s/ TIM WATKINS                                           March 4, 1997
   --------------------------------------
   Tim Watkins
   Director

By  /s/ KAZUTAMI OKUI                                         March 4, 1997
   --------------------------------------
   Kazutami Okui
   Director

                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----

Report of Independent Certified Public Accountants                         F-2

Consolidated Balance Sheets at December 31, 1995 and 1996                  F-3

Consolidated Statements of Income for the three years ended
  December 31, 1996                                                        F-5

Consolidated Statements of Partners' Capital and Stockholders' Equity
  for the three years ended December 31, 1996                              F-6

Consolidated Statements of Cash Flows for the three years ended
  December 31, 1996                                                        F-7

Notes to Consolidated Financial Statements                                 F-9

Financial Statement Schedule:
   Schedule II - Valuation and Qualifying Accounts for the three
      years ended December 31, 1996                                        F-24

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Aviation Sales Company:

We have audited the accompanying consolidated balance sheets of Aviation Sales Company (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, partners' capital and stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aviation Sales Company and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Miami, Florida,
  February 5, 1997.


                    AVIATION SALES COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                   DECEMBER 31,
                                                                         ---------------------------------
                                                                                 1995            1996
                                                                                 ----            ----
         ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                               $     253,307    $   1,262,149
   Accounts receivable, net of allowance for doubtful accounts
       of $1,951,395 and $3,779,580 in 1995 and 1996, respectively            23,775,795       37,086,899
   Inventories (Note 1)                                                       48,956,682       72,974,397
   Prepaid expenses                                                               56,963        4,067,332
   Deferred income taxes (Note 10)                                                 -            1,972,410
                                                                         ----------------   --------------
         Total current assets                                                 73,042,747      117,363,187
                                                                         ----------------   --------------
SPARE PARTS ON LEASE, net of accumulated amortization of
   $1,024,904 and $2,601,069 in 1995 and 1996, respectively (Note 4)          11,697,151       17,950,783
                                                                         ----------------   --------------
FIXED ASSETS:
   Property and equipment                                                      3,121,702        4,333,070
   Less - Accumulated depreciation                                            (1,259,658)      (2,027,197)
                                                                         ----------------   --------------
         Total fixed assets                                                    1,862,044        2,305,873
                                                                         ----------------   --------------
AMOUNTS DUE FROM RELATED PARTIES                                               3,031,198        2,914,615
                                                                         ----------------   --------------
OTHER ASSETS:
   Deposits and other                                                            872,464          369,191
   Deferred income taxes (Note 10)                                                 -            3,406,331
   Deferred financing costs, net (Note 1)                                      2,972,454          872,568
                                                                         ----------------   --------------
         Total other assets                                                    3,844,918        4,648,090
                                                                         ----------------   --------------

         Total assets                                                      $  93,478,058     $145,182,548
                                                                         ================   ==============







                    AVIATION SALES COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                  (CONTINUED)
                                                                                                 DECEMBER 31,
                                                                                 ---------------------------------------
                                                                                        1995                    1996
                                                                                        ----                    ----
             LIABILITIES, PARTNERS' CAPITAL AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                  $10,453,278            $15,736,288
   Accrued expenses                                                                    5,905,662              8,501,372
   Notes payable, current maturities -
       Senior (Note 5)                                                                10,000,000              7,428,571
       Revolver (Note 5)                                                                  42,808             16,697,985
                                                                                 ----------------       ----------------
         Total current liabilities                                                    26,401,748             48,364,216
                                                                                 ----------------       ----------------

LONG-TERM LIABILITIES:
   Deferred income (Note 4)                                                              877,315                890,065
   Notes payable -
       Senior (Note 5)                                                                45,000,000             14,857,143
       Other (Note 5)                                                                  7,000,000                  -
                                                                                 ----------------       ----------------
         Total long-term liabilities                                                  52,877,315             15,747,208
                                                                                 ----------------       ----------------

COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)

PARTNERS' CAPITAL                                                                     14,057,567                   -
                                                                                 ----------------       ----------------

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 1,000,000 shares
       authorized, none outstanding                                                        -                      -
   Common stock, $.001 par value, 30,000,000 shares
       authorized, 400,000 and 8,562,500 shares outstanding
       in 1995 and 1996, respectively                                                        400                  8,563
   Additional paid-in capital                                                              -                 71,305,305
   Retained earnings                                                                     141,028              9,757,256
                                                                                 ----------------       ----------------
         Total stockholders' equity                                                      141,428             81,071,124
                                                                                 ----------------       ----------------

         Total liabilities, partners' capital and stockholders' equity               $93,478,058           $145,182,548
                                                                                 ================       ================



 The accompanying notes are an integral part of these consolidated balance sheets.



                    AVIATION SALES COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                         --------------------------------------------------------
                                                              1994                1995                1996
                                                              ----                ----                ----
 OPERATING REVENUES:
   Sales of aircraft parts, net                              $27,799,227        $108,434,709        $151,407,093
   Rentals from leases and other                                 391,752           5,368,174          10,536,776
                                                         ----------------   -----------------   -----------------
                                                              28,190,979         113,802,883         161,943,869

COST OF SALES                                                 12,016,623          71,314,263         110,358,502
                                                         ----------------   -----------------   -----------------
                                                              16,174,356          42,488,620          51,585,367
                                                         ----------------   -----------------   -----------------
OPERATING EXPENSES:
   Operating                                                   2,900,168           8,988,894           9,319,981
   Selling                                                     2,043,147           4,820,081           6,977,518
   General and administrative                                  5,167,245           8,640,423          10,681,242
   Depreciation and amortization                                 414,618           1,465,915           2,322,791
                                                         ----------------   -----------------   -----------------
                                                              10,525,178          23,915,313          29,301,532
                                                         ----------------   -----------------   -----------------
INCOME FROM OPERATIONS                                         5,649,178          18,573,307          22,283,835

OTHER EXPENSES:
   Interest expense and amortization of deferred
     financing costs                                           4,458,664           8,287,584           5,350,020
                                                         ----------------   -----------------   -----------------
INCOME BEFORE BENEFIT FOR INCOME
   TAXES AND EXTRAORDINARY ITEM                                1,190,514          10,285,723          16,933,815

INCOME TAX BENEFIT                                                 -                   -                (426,033)
                                                         ----------------   -----------------   -----------------
INCOME BEFORE EXTRAORDINARY ITEM                               1,190,514          10,285,723          17,359,848

EXTRAORDINARY ITEM, NET OF INCOME
   TAXES (Note 5)                                                  -                   -               1,862,140
                                                         ----------------   -----------------   -----------------
NET INCOME                                                    $1,190,514         $10,285,723         $15,497,708
                                                         ================   =================   =================

EARNINGS PER SHARE:
   Income before extraordinary item                                                                        $2.49
   Extraordinary item, net of income taxes                                                                  0.27
                                                                                                -----------------
   Net income                                                                                              $2.22
                                                                                                =================
PRO FORMA EARNINGS PER SHARE (Note 10):

   Pro forma income before extraordinary item                      $0.14               $1.16               $1.48
   Extraordinary item, net of income taxes                         -                   -                    0.27
                                                         ----------------   -----------------   -----------------
   Pro forma net income                                            $0.14               $1.16               $1.21
                                                         ================   =================   =================
WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                               5,063,561           5,400,000           6,960,295
                                                         ================   =================   =================



 The accompanying notes are an integral part of these consolidated financial statements.




                  AVIATION SALES COMPANY AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                            AND STOCKHOLDERS' EQUITY


                                                TOTAL            COMMON STOCK        ADDITIONAL
                                              PARTNERS'     -----------------------    PAID-IN
                                               CAPITAL        SHARES      AMOUNT        CAPITAL
                                            --------------  -----------  ----------  -------------
BALANCE AS OF DECEMBER 31, 1993                $2,888,184       -        $   -        $    -
  Net income                                    1,190,514       -            -             -
  Capital contributions                         3,000,000       -            -             -
                                            --------------  -----------  ----------  -------------
BALANCE AS OF DECEMBER 31, 1994                 7,078,698       -            -             -
  Net income                                   10,285,723       -            -             -
  Distribution to partners                     (3,306,854)      -            -             -
  Acquisition of AvEng Trading Partners,
   Inc. (Note 2)                                    -          400,000         400         -
                                            --------------  -----------  ----------  -------------
BALANCE AS OF DECEMBER 31, 1995                14,057,567      400,000         400         -
  Distributions to partners prior to initial
   public offering                             (3,041,936)      -            -             -
  Net income                                    5,881,480       -            -             -
  Exchange of partnership interests for
   common stock (Note 1)                      (16,897,111)   4,425,000       4,425       6,732,436
  Net proceeds from initial public offering         -        3,737,500       3,738      64,572,869
                                            --------------  -----------  ----------  -------------
BALANCE AS OF DECEMBER 31, 1996             $       -        8,562,500      $8,563     $71,305,305
                                            ==============  ===========  ==========  =============



                                                                                   TOTAL
                                                                 TOTAL        PARTNERS' CAPITAL
                                                RETAINED     STOCKHOLDERS'    AND STOCKHOLDERS'
                                                EARNINGS        EQUITY              EQUITY
                                              -------------- --------------   ---------------
BALANCE AS OF DECEMBER 31, 1993               $     -        $     -              $2,888,184
  Net income                                        -              -               1,190,514
  Capital contributions                             -              -               3,000,000
                                              -------------- --------------   ---------------
BALANCE AS OF DECEMBER 31, 1994                     -              -               7,078,698
  Net income                                        -              -              10,285,723
  Distribution to partners                          -              -              (3,306,854)
  Acquisition of AvEng Trading Partners,
   Inc. (Note 2)                                    141,028        141,428           141,428
                                              -------------- --------------   ---------------
BALANCE AS OF DECEMBER 31, 1995                     141,028        141,428        14,198,995
  Distributions to partners prior to initial
   public offering                                  -              -              (3,041,936)
  Net income                                      9,616,228      9,616,228        15,497,708
  Exchange of partnership interests for
   common stock (Note 1)                            -            6,736,861       (10,160,250)
  Net proceeds from initial public offering         -           64,576,607        64,576,607
                                              -------------- --------------   ---------------
BALANCE AS OF DECEMBER 31, 1996                  $9,757,256    $81,071,124       $81,071,124
                                              ============== ==============   ===============


 The accompanying notes are an integral part of these consolidated financial statements.



                  AVIATION SALES COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                       ------------------------------------------------------
                                                                               1994                1995              1996
                                                                               ----                ----              ----
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income                                                               $1,190,514         $10,285,723       $15,497,708
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities
       Depreciation and amortization                                         1,197,540           2,132,522         2,938,974
       Provision for doubtful accounts                                         110,000             360,000         1,954,000
       Deferred income taxes                                                  -                  -                (5,378,741)
       Extraordinary item, net of income taxes                                -                  -                 1,862,140
       (Increase) decrease in accounts receivable, net                       1,261,264          (7,204,803)      (12,366,644)
       (Increase) decrease in inventories                                    3,616,958           4,330,960       (18,017,715)
       (Increase) decrease in prepaid expenses                                 109,286                 (95)       (4,010,369)
       (Increase) decrease in deposits and other                               185,505            (662,426)          503,273
       Increase (decrease) in accounts payable                               3,361,242           4,270,902         5,238,370
       Increase (decrease) in accrued expenses                               1,071,100             365,864         3,786,258
       Increase (decrease) in deferred income                                 -                    103,575            12,750
                                                                       ----------------   -----------------   ---------------
            Net cash provided by (used in) operating activities             12,103,409          13,982,222        (7,979,996)
                                                                       ----------------   -----------------   ---------------
CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of certain assets of the Aviation Sales
     Company business unit                                                 (44,076,495)         (1,060,538)         -
   Purchase of certain assets of Dixie Bearings, Incorporated                 -                  -                (8,953,820)
   Purchases of equipment, net                                                (534,565)           (897,544)       (1,111,368)
   Purchases of spare parts on lease                                          -                 (2,722,054)       (7,829,797)
   Payments to/from related parties                                         (2,465,519)            (60,059)          116,583
                                                                       ----------------   -----------------   ---------------
            Net cash used in investing activities                          (47,076,579)         (4,740,195)      (17,778,402)
                                                                       ----------------   -----------------   ---------------
CASH FLOW FROM FINANCING ACTIVITIES:
   Issuance of senior debt                                                  60,000,000           -                 -
   Repayment of senior debt                                                   -                 (5,000,000)       (5,000,000)
   Net issuance (repayment) of senior revolving facility                     1,818,763          (2,109,400)       15,763,592
   Repayment of senior notes payable                                       (23,180,282)          -                  -
   Issuance of subordinated debt - AIS partnership                           4,200,000           -                  -
   Repayment of senior and junior subordinated debt - AIS
     partnership                                                           (11,400,000)          -                  -
   Advances from partners - AIS partnership                                    376,364           -                  -
   Repayments to partners - AIS partnership                                   (376,364)          -                  -
   Issuance of subordinated debt - ASC partnership                           7,000,000           -                  -
   Contributions from (distributions to) partners - ASC
     partnership                                                             3,000,000          (3,306,854)       (3,041,936)
   Payment of initial public offering proceeds to
     original credit facility and subordinated debt                           -                  -               (52,806,400)
   Payment to J/T Aviation Partners                                           -                  -               (10,160,250)
   Net borrowings under new credit facility                                   -                  -                16,697,985
   Payment under new credit facility                                          -                  -                (2,857,143)
   Issuance of senior debt under acquisition facility                         -                  -                 6,000,000
   Payments of senior debt under acquisition facility                         -                  -                  (857,143)
   Proceeds from initial public offering                                      -                  -                64,576,607
   Payment of deferred financing costs                                      (5,866,328)            (54,745)       (1,548,072)
                                                                       ----------------   -----------------   ---------------
          Net cash provided by (used in) financing activities               35,572,153         (10,470,999)       26,767,240
                                                                       ----------------   -----------------   ---------------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                            598,983          (1,228,972)        1,008,842
                                                                       ----------------   -----------------   ---------------
CASH AND CASH EQUIVALENTS, beginning of period                                 883,296           1,482,279           253,307
                                                                       ----------------   -----------------   ---------------
CASH AND CASH EQUIVALENTS, end of period                                    $1,482,279            $253,307       $ 1,262,149
                                                                       ================   =================   ===============






                     AVIATION SALES COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (CONTINUED)

                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                               ------------------------------------------------
                                                                    1994              1995            1996
                                                                    ----              ----            ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Interest paid                                               $   4,231,428    $   7,717,005    $   4,884,720
                                                               ==============   ==============   ==============
   Income taxes paid                                           $       -        $    -           $   3,002,431
                                                               ==============   ==============   ==============
   Purchase of net assets from Aviation Sales Company
     business unit:
       Accounts receivable                                     $  14,184,533    $   -            $   -
       Inventories                                                22,357,509         (522,439)       -
       Spare parts on lease                                       10,000,000        -                -
       Fixed assets                                                  750,000        -                -
       Accounts payable                                           (2,441,807)       1,582,977        -
       Deferred income                                              (773,740)       -                -
                                                               --------------   --------------   --------------
            Cash paid                                          $  44,076,495       $1,060,538    $   -
                                                               ==============   ==============   ==============
   Transfer of building to AVTEX:
     Net book value of building                                   $1,772,567    $   -            $   -
     Mortgage by AVTEX                                            (1,266,947)       -                -
                                                               --------------   --------------   --------------
            Due from related party                                  $505,620    $   -            $   -
                                                               ==============   ==============   ==============
   Purchase of certain assets of the business of Dixie
     Bearings, Incorporated:
       Accounts receivable                                     $    -           $   -            $   2,898,460
       Inventories                                                  -               -                6,000,000
       Fixed assets                                                 -               -                  100,000
       Accounts payable                                             -               -                  (44,640)
                                                               --------------   --------------   --------------
            Cash paid                                          $    -           $   -            $   8,953,820
                                                               ==============   ==============   ==============

Excluded from the consolidated statement of cash flows was the effect of certain noncash activities. The Company issued 400,000 shares of common stock in conjunction with the acquisition of AvEng Trading Partners, Inc. See Note 2.




 The accompanying notes are an integral part of these consolidated financial statements.

                     AVIATION SALES COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION AND OPERATIONS

         Aviation Sales Company ("ASC" or the "Company") is a Delaware corporation. The operations of the Company were initially conducted by AJT Capital Partners d/b/a Aerospace International Services ("AIS"). AIS was formed in February 1992 to acquire certain aircraft spare parts owned by Eastern Air Lines, Inc. (the "EAL Inventory") and certain outstanding accounts receivable. On December 2, 1994, (effective November 30, 1994) AIS organized ASC Acquisition Partners, L.P. (the "Partnership") to acquire the Aviation Sales Company business unit from Aviall Services, Inc. ("Aviall") and to operate the business of AIS and the Partnership on a going forward basis. Simultaneously with the acquisition, AIS contributed all of its assets to the Partnership. For accounting purposes, the Partnership and AIS were considered related parties as the ultimate ownership interests of the Partnership were held by parties who owned substantially the same ownership percentage in AIS. As a result, the combination was accounted for in a manner similar to a pooling of interests.

         On June 26, 1996, all but one of the parties holding interests in the Partnership contributed their interests in the Partnership to the Company in exchange for shares of common stock. Simultaneously, one of the parties holding an interest in the Partnership, J/T Aviation Partners ("J/T"), contributed its interest in the Partnership to the Company in exchange for shares of common stock and an amount equal to the proceeds to be received by the Company for 575,000 shares of common stock sold in the offering, as more completely described below.

         On June 26, 1996, the Company's Registration Statement on Form S-1 was declared effective. On July 2, 1996, the Company closed its public offering of 3,250,000 shares of its common stock at $19 per share. In addition, the Company granted the underwriters of its public offering a 30-day option to purchase up to 487,500 additional shares of its common stock to cover the over-allotment option. On July 25, 1996, the underwriters exercised the over-allotment option and the Company sold an additional 487,500 shares of its common stock.

         The net proceeds from the offering after all expenses were $64,576,607. Of such proceeds, $10,160,250 was used to pay indebtedness due to J/T in connection with the formation of the Company. The remaining proceeds were used to repay senior and subordinated indebtedness - see Note 5.

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

                     AVIATION SALES COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of ASC and its wholly-owned subsidiaries Aviation Sales Operating Company, Inc. (and its wholly-owned subsidiaries, Aviation Sales Leasing Company and Aviation Sales Bearings Company) and Aviation Sales Finance Company. All significant intercompany transactions and balances have been eliminated.

         EARNINGS PER SHARE

         Earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. The dilutive effect of all outstanding stock options is considered common stock equivalents and is calculated using the treasury stock method. Primary and fully diluted net income per share are the same for 1996.

         CASH AND CASH EQUIVALENTS

         The Company considers all deposits with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents at December 31, 1995 and 1996, include cash held by the Company in demand deposit accounts.

         REVENUE RECOGNITION

         Sales of aircraft parts are recognized as revenues when the product is shipped and title has passed to the customer. The Company records reserves for estimated sales returns in the period sales are made.

         INVENTORIES

         Inventories, which consist primarily of aviation parts, are stated at the lower of cost or market. In instances where bulk purchases of inventory items are made, cost is determined based upon an allocation by management of the bulk purchase price to the individual components. Expenditures required for the recertification of parts are capitalized as inventory costs as incurred and are expensed as the parts associated with the re-certification are sold.

         SPARE PARTS ON LEASE

         The Company, primarily through Aviation Sales Leasing Company, leases spare part inventories to the airline industry on a worldwide basis through operating leases. Operating lease income is recognized on a straight-line basis over the term of the underlying leases. The cost of spare parts on lease are amortized, principally on a straight-line basis, to the estimated remaining net realizable value over the lease term or the economic life of the spare parts inventory.

                     AVIATION SALES COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         PROPERTY AND EQUIPMENT

         For financial reporting purposes, the Company provides for depreciation of property and equipment using the straight-line method at annual rates sufficient to amortize the cost of the assets during their estimated useful lives. Estimated useful lives range from 3 to 7 years for the Company's property and equipment.

         Maintenance and repair expenditures are charged to expense as incurred, and expenditures for betterments and major renewals are capitalized. The carrying amounts of assets which are sold or retired and the related accumulated depreciation are removed from the accounts in the year of disposal, and any resulting gain or loss is reflected in income. Such gains or losses were not significant during the years ended December 31, 1994, 1995 and 1996.

         Depreciation expense amounted to $345,174, $510,455 and $767,539 for the years ended December 31, 1994, 1995 and 1996, respectively.

         DEFERRED FINANCING COSTS

         The costs associated with obtaining financing for the Company's acquisitions are included in the accompanying consolidated balance sheets as deferred financing costs and are being amortized over the initial terms of the loans to which such costs relate. Amortization expense for the years ended December 31, 1994, 1995 and 1996 was $781,103, $677,597 and $595,268,
respectively.

         DEFERRED INCOME

         Advance payments and deposits received on operating leases are initially deferred and subsequently recognized as the Company's obligations under the lease agreement are fulfilled.

         STOCK COMPENSATION PLANS

         At December 31, 1996, the Company has two stock-based compensation plans, which are fully described in Note 11. The Company accounts for the fair value of its grants under those plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") on January 1, 1996. The disclosure provisions of the statement have been omitted as the impact of all options issued is not significant.

                     AVIATION SALES COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         INCOME TAXES

         Prior to June 26, 1996, the business of the Company was conducted by the Partnership and therefore was not subject to income taxes. The Company, as a result of the transfer of the net assets of the Partnership to the Company and the initial public offering of its common stock, became subject to federal and state income taxes. At that time, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Deferred income taxes, which arose primarily as a result of temporary differences between the Partnership's book and tax basis of certain assets and liabilities, were recorded, resulting in an adjustment to the Company's reported earnings in the period of adoption. A deferred income tax benefit of $914,459 was credited to operations at the time of adoption. The transfer of J/T's interest in the Partnership to the Company described in Note 1 resulted in a step-up in basis in the Company's net assets for tax purposes. As a result, during 1996, a deferred tax benefit of $3,962,498 was recorded. See Note 10.

         Under SFAS 109, deferred tax assets or liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability from period to period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance would be included in the provision for deferred income taxes in the period of change.

         FINANCIAL INSTRUMENTS

         The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short maturity of the instruments and the provision for what management believes to be adequate reserves for potential losses. The fair value of long-term debt is estimated using quoted market prices, whenever available, or an appropriate valuation method and approximates the carrying amount of long-term debt in the accompanying consolidated balance sheets.

         RECENTLY ISSUED ACCOUNTING STANDARDS

         The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" ("SFAS 121") in 1996. SFAS 121 establishes accounting standards for recording the impairment of long-lived assets, certain identifiable intangibles and goodwill. The adoption of SFAS 121 did not have a material impact on the Company's financial position or results of its operations.

                     AVIATION SALES COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         RECLASSIFICATIONS

         Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

NOTE 2 - ACQUISITIONS

         On December 10, 1996, the Company acquired AvEng Trading Partners, Inc. ("AvEng") for consideration of 400,000 shares of the Company's common stock. Although the acquisition was accounted for using the pooling of interests method of accounting, the accompanying consolidated statements of income, partners' capital and stockholders' equity and cash flows prior to December 31, 1995 have not been restated to give retroactive effect for the acquisition due to the immateriality of the restated amounts.

         On August 9, 1996, the Company completed the acquisition of certain assets of the business of Dixie Bearings, Incorporated ("Dixie") relating primarily to the sale of new bearings for use in aircraft for a purchase price of approximately $9 million. The acquisition was accounted for using the purchase method of accounting. Accordingly, the operations of Dixie since the acquisition have been included in the accompanying consolidated financial statements from the date of acquisition. The historical operations of Dixie, when compared to the historical operations of the Company, are not significant. In connection with the acquisition, the Company borrowed $6,000,000 of senior notes payable to financial institutions and paid the balance in cash. See Note 5.

NOTE 3 - ACCOUNTS RECEIVABLE

         The Company distributes products in the United States and abroad to commercial airlines, air cargo carriers, distributors, maintenance facilities, corporate aircraft operators and other aerospace companies. The Company's credit risks consist of accounts receivable from customers in the aviation industry. The Company performs periodic credit evaluations of its customers' financial conditions and provides allowances for doubtful accounts as required. No single customer represents greater than 10 percent of total revenues or accounts receivable for the years ended December 31, 1994, 1995 or 1996.

                     AVIATION SALES COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4 - SPARE PARTS ON LEASE

         In connection with the Aviation Sales Company business unit acquisition, the Company acquired certain aircraft spare parts and assumed leases to third parties pursuant to noncancelable operating leases ranging from three to five years. The leases generally provide for residual payments to the Company should the parts be damaged or unlocatable at the expiration of the lease term. The cost and accumulated amortization of the spare parts under the leases were as follows:

                                                          DECEMBER 31,
                                                  --------------------------
                                                      1995           1996
                                                      ----           ----

     Aircraft spare parts at cost..........       $12,722,055    $20,551,852
     Accumulated amortization..............        (1,024,904)    (2,601,069)
                                                  ------------   ------------
                                                  $11,697,151    $17,950,783
                                                  ============   ============


         At December 31, 1995 and 1996, $9,316,198 and $8,464,366, respectively, of spare parts on lease were maintained in the Far East.

         Deposits of $877,315 and $890,065, respectively, received from the leases are recorded as deferred income in the accompanying December 31, 1995 and 1996 consolidated balance sheets and will be applied in connection with final settlement of these leases.

         Amortization expense amounted to $69,444, $955,460 and $1,576,165 for the years ended December 31, 1994, 1995 and 1996, respectively.

         Future minimum lease receivables under the leases are as follows:

YEARS ENDING DECEMBER 31,
-------------------------
          1997......................................  $ 4,470,616
          1998......................................    2,313,063
          1999......................................    2,064,300
          2000......................................    1,897,200
          2001......................................      510,000
       Thereafter...................................      382,500
                                                      -----------
                                                      $11,637,679
                                                      ===========

                     AVIATION SALES COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 - NOTES PAYABLE

         At December 31, 1995 and 1996, notes payable consisted of the following:

                                                                   DECEMBER 31,
                                         --------------------------------------------------------------
                                                      1995                            1996
                                         ------------------------------  ------------------------------
                                                           WEIGHTED                         WEIGHTED
                                                            AVERAGE                         AVERAGE
                                                           INTEREST                         INTEREST
                                            AMOUNT           RATE           AMOUNT            RATE
                                         --------------  --------------  --------------   -------------
    Senior bank loans:
             Term Loan - A                $40,000,000      10.33%       $     -               -
             Term Loan - B                 15,000,000      10.83%             -               -
             Revolving credit facility         42,808                         -
    Amended Term Loan                          -               -            17,142,857       7.77%
    Amended Revolving Credit Facility:
             Revolving loan                    -               -            16,697,985       8.50%
             Acquisition loan facility         -               -             5,142,857       8.07%
    Subordinated debt due to partners
                of ASC                       7,000,000      13.83%             -               -
    Less - Current maturities              (10,042,808)                    (24,126,556)
                                         --------------                  --------------
    Net long-term notes payable            $52,000,000                     $14,857,143
                                         ==============                  ==============


         Term Loan A, in the original principal amount of $45,000,000, was repayable in 18 consecutive equal quarterly installments of $2,500,000 commencing on August 31, 1995, with the final installment due November 30, 1999. Term Loan A bore interest at prime plus 1.5 percent. Term Loan B, in the original principal amount of $15,000,000, bore interest at prime plus 2 percent. Term Loan B was repayable in two equal installments of $7,500,000 each, due on May 31, 2000 and November 30, 2000. The revolving credit facility (the "Revolving Credit Facility"), provided working capital of up to $20,000,000 to the Company with interest at prime plus 1.5 percent, subject to an availability calculation of the Company's eligible borrowing base. In addition, the Company was required to make mandatory repayments from excess cash flows, as defined. The eligible borrowing base included certain receivables and inventories of the Company. The Revolving Credit Facility was to terminate on November 30, 1999. At December 31, 1995, the Company had availability under the Revolving Credit Facility of approximately $19.0 million. The Revolving Credit Facility contained certain financial covenants regarding the financial performance of the Company, certain reporting requirements, a limitation on the amount of annual capital expenditures and limitations on the incurrence of additional debt and provided for the suspension of the Revolving Credit Facility and repayment of all debt in the event of a material adverse change in the business or a change in control of the Company. Substantially all of the Company's assets were pledged as collateral for amounts borrowed pursuant to the Revolving Credit Facility.

         The Company incurred interest expense of $375,000, $4,601,962 and $1,918,555 for the years ended December 31, 1994, 1995 and 1996, respectively, in connection with Term Loan A;

                     AVIATION SALES COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - NOTES PAYABLE (Continued)


$131,250, $1,646,667 and $784,792 for the years ended December 31, 1994, 1995 and 1996, respectively, in connection with Term Loan B; and $34,667, $155,749 and $332,645 for the years ended December 31, 1994, 1995 and 1996, respectively, in connection with the Revolving Credit Facility.

         On December 1, 1994, the Company entered into an agreement which provides that the prime interest rate on $30,000,000 of senior term loans will not exceed 9 percent through December 2, 1997. In exchange for this interest rate limitation, the Company agreed to make quarterly payments to its lenders ranging from $57,000 to $186,000 depending on the level of the prime rate, as defined. Quarterly payments totaling $228,000 were made during each of the years ended December 31, 1995 and 1996, and are included in interest expense in the accompanying consolidated statements of income.

         On July 2, 1996, the Company completed the repayment of indebtedness and restructuring of its Revolving Credit Facility per the terms of an amended credit facility (the "Amended Credit Facility"), dated June 27, 1996. The Amended Credit Facility consists of (a) a term loan facility (the "Amended Term Loan") in an original principal amount of $20.0 million and (b) a $50.0 million revolving loan, letter of credit and acquisition loan facility, subject to an availability calculation based on the eligible borrowing base (the "Amended Revolving Credit Facility"). At December 31, 1996, the Company has availability under the Amended Revolving Credit Facility of approximately $26.9 million. The letter of credit portion of the Amended Revolving Credit Facility is subject to a $10.0 million sublimit and the acquisition loan portion of the Amended Revolving Credit Facility is subject to a $30.0 million sublimit with the imposition of certain borrowing criteria based on the satisfaction of certain debt ratios. The unused portion of the acquisition loan portion of the Amended Revolving Credit Facility expires on the second anniversary of the closing date of the Amended Credit Facility. The interest rate on the Amended Credit Facility is, at the option of the Company, (a) prime plus a margin, or (b) LIBOR plus a margin, where the margin determination is made based upon the Company's financial performance over the prior 12 month period (ranging from 0.25% to 1.25% in the event prime is utilized, or 1.75% to 2.75% in the event LIBOR is utilized). At December 31, 1996, the margin is .25% for prime rate loans and 1.75% for LIBOR rate loans. In connection with the repayment and restructuring of the Revolving Credit Facility, the Company wrote-off $3,052,688 of deferred financing costs. This write-off is classified as an extraordinary item, net of income taxes, in the accompanying consolidated statements of income.

         The Amended Term Loan will amortize in equal quarterly installments and will terminate on December 1, 1999. Interim payments under the Amended Revolving Credit Facility will be made from daily collections of the Company's accounts receivable. The Amended Revolving Credit Facility will terminate on December 1, 1999. The Amended Credit Facility contains certain financial covenants regarding the financial performance of the Company and certain other covenants including limitations on the amount of annual capital expenditures and the incurrence of additional debt, and provides for the suspension of the Amended Credit Facility and repayment of all debt in the event of a material adverse change in the business or a change in control, as defined. At December 31, 1996, the Company was in compliance with all of its requirements under the Amended Credit Facility. The Amended Credit Facility also

                     AVIATION SALES COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE (Continued)


contains mandatory prepayment events and is secured by a lien on substantially all of the assets of the Company. The Company incurred interest expense of $850,347 and $298,017 for the year ended December 31, 1996, in connection with the Amended Term Loan and Amended Revolving Credit Facility, respectively.

         As described in Note 2, the Company borrowed $6.0 million on August 9, 1996, under the acquisition loan portion of the Amended Revolving Credit Facility for the acquisition of certain assets of the business of Dixie. Loans made under the acquisition subfacility shall be repayable in consecutive equal quarterly installments, each due on the same dates as the Amended Term Loan installments are due with a final payment on November 30, 1999, unless the Amended Revolving Credit Facility termination earlier occurs.

         The Company entered into a subordinated loan agreement (the "Subordinated Debt") on December 2, 1994, whereby the Partnership borrowed $7,000,000 from the partners which was payable in a single lump sum on the earlier of June 2, 2001, or six months after amounts borrowed pursuant to the credit facility have been paid in full. Upon the earlier to occur of June 2, 2001 or the repayment of the Subordinated Debt in full, the Company was required to pay to the partners an additional facility fee of $350,000, provided that, if the Subordinated Debt was prepaid in full prior to June 2, 1996, the Company would be released from its obligation to pay such facility fee. On July 2, 1996, the Company repaid the Subordinated Debt in full and the facility fee with a portion of the proceeds of the initial public offering. The Subordinated Debt agreement provided that amounts borrowed become due and payable should the Company default pursuant to the terms of the credit facility. The Subordinated Debt bore interest at prime plus 5 percent. During the years ended December 31, 1994, 1995 and 1996, the Company incurred interest expense of $84,389, $975,868 and $475,563, respectively, in connection with the Subordinated Debt.

NOTE 6 - RELATED-PARTY TRANSACTIONS

         On December 2, 1994, the Company entered into a 20-year lease with Aviation Properties, a Delaware general partnership ("Aviation Properties"), pursuant to which the Company leases its corporate headquarters and warehouse in Miami, Florida (the "Miami Property"). The Company makes annual payments under such lease in the amount of approximately $892,990. The sole partners of Aviation Properties are (a) AVAC Corporation ("AVAC") and (b) J/T Aviation Partners, a Delaware general partnership ("J/T"). The sole stockholder and president of AVAC is Robert Alpert, a principal stockholder and director of the Company. J/T is also a principal stockholder of the Company.

         In connection with Aviation Properties' purchase of the Miami Property, the Company made a $2,465,519 loan to Aviation Properties, which loan bears interest at 8% per annum, with principal and interest due in a single payment on December 2, 2004.

         On December 2, 1994, the Company entered into a six-year lease with Aviation Properties of Texas, a Delaware general partnership ("AVTEX"), pursuant to which the Company leases a warehouse in Pearland, Texas. The Company is required to make annual

                     AVIATION SALES COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - RELATED-PARTY TRANSACTIONS (Continued)

payments under such lease in the amount of $114,468. The sole partners of AVTEX are AVAC and J/T.

         The Company believes the terms of the loan to Aviation Properties and the terms of the leases with Aviation Properties and AVTEX are no less favorable than could be obtained from an unaffiliated third party.

         The Company is obligated to pay a fee of $50,000 per quarter to an entity controlled by Mr. Alpert for consulting services. The Company's obligation to pay this fee will expire at the end of February 1997. The Company believes the terms of the consulting agreement are no less favorable than could be obtained from an unaffiliated third party.

         RCP Management L.P. ("RCP") was an issuer of subordinated debt to the Company. AVAC is an affiliated entity of RCP.

         Tomen America, Inc., was an issuer of subordinated debt to the Company. T/M Aviation (Japan), Inc. and TM Aviation (USA), Inc. hold an equity interest in J/T, a principal stockholder in the Company. TM Aviation (Japan), Inc. is a wholly owned subsidiary of Tomen Corporation. TM Aviation (USA), Inc. is a wholly owned subsidiary of Tomen America, Inc., which is a wholly owned subsidiary of Tomen Corporation.

         Japan Fleet Service Co. Ltd., a Japanese corporation ("JFS Japan"), was an issuer of subordinated debt to the Company and is an affiliate of J/T. Japan Fleet Service (Delaware), Inc. ("JFS Delaware") is a wholly owned subsidiary of Japan Fleet Service (Europe) B.V. ("JFS Europe") and holds an equity interest in J/T. JFS Europe is 60 percent owned by Japan Fleet Service (s) Pte. Ltd. ("JFS Singapore") and 40 percent owned by JFS Japan.

         In accordance with a management agreement between AIS and RCP, all full-time, non-temporary personnel working for the benefit of AIS were employed through Aircraft Spare Parts, Inc. ("ASPI"), which is an affiliate of RCP. Effective December 2, 1994, Aviation Sales Management Company ("ASMC") replaced ASPI as the employer. J/T is a principal shareholder in ASMC. The Company reimburses ASMC and, prior to December 2, 1994, AIS reimbursed ASPI for all of its related expenditures. During the year ended December 31, 1994, Aircraft Spare Parts, Inc. was reimbursed by AIS approximately $3,259,127 for personnel-related costs. ASMC was reimbursed approximately $404,274, $0 and $0, respectively, by the Company for each of the periods in the three years ended December 31, 1996.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

         The Company is currently involved in various lawsuits and other contingencies arising out of operations in the normal course of business. In the opinion of management, the ultimate resolution of those claims and lawsuits will not have a material adverse effect on the financial position or results of operations of the Company.

         On July 29, 1994, AIS filed an action against the Brazoria County, Texas, Appraisal District seeking relief from ad valorem tax appraisals of certain property for tax years 1993 and 1994. On February 7, 1995, a settlement was reached in the matter, and the appraised value on the property was reduced for 1993 and 1994. The settlement resulted in a reduction of 1993 and

                     AVIATION SALES COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)


1994 property taxes of $435,939 and $33,964, respectively. This reduction in tax liability of $469,903 was recorded in general and administrative expense in 1994.

         On June 18, 1993, the estate of Eastern Air Lines, Inc. ("EAL") filed an action against AIS claiming that certain errors were made by EAL in the calculation of credits received by AIS against the purchase of the EAL Inventory at closing on February 28, 1992. On February 25, 1994, the Company filed a counterclaim against the estate of EAL in the United States Bankruptcy Court. In October 1994, the Company and EAL agreed to settle all claims and mutually release all parties. As a result of the settlement, the Company recorded additional general and administrative expense of $869,081 for the year ended December 31, 1994.

         The Company has certain employment agreements with officers and employees dated December 1994, which extend from three to five years and are renewable in one-year periods thereafter. The employment agreements provide that such officers and employees may earn bonuses, based upon a sliding percentage scale of their base salaries, provided the Company achieves certain financial operating results, as defined. Further, each of the employment agreements provides that in the event of (a) a change in control of the Company including the vesting of decision-making authority in one of the Company's current officers; (b) the sale of all or substantially all of the assets of the Company to a third party for which the executive officer does not continue in employment; or (c) the merger or consolidation of the Company with an entity for which the executive officer does not continue in employment, the employment agreement shall be terminable by the executive officer upon 90 days' notice and one year's base salary shall be payable to the executive officer as a termination fee.

         At January 1, 1995, five officers and employees of the Company were granted options (the "Options") by the partners to purchase an aggregate of 13.5% of the outstanding limited partnership interests in the Partnership for an aggregate exercise price of $1,437,027, which was greater than the fair market value, as determined by an independent, third party, of the interests in the Partnership at that date. At January 1, 1996, the Options were exercised in full by delivery to the partners of full recourse promissory notes representing the payment in full of the exercise price of the Options.

         The Company has purchase commitments to various airlines whereby the Company sells aircraft inventory as agent for such airlines. Pursuant to such agreements, the Company has commitments to various airlines requiring the Company to purchase a minimum amount of inventory from such airlines before February 1997. In the opinion of management, the Company's commitments will be realized through future sales of aircraft inventory owned by such airlines.

         Effective January 1, 1995, the Company established a qualified defined contribution plan (the "Plan") for eligible employees. The Plan provides that employees may contribute up to the maximum percent of pretax earnings as allowed by the U.S. tax code and the Company may elect, at its discretion, to make contributions to the Plan in any year. The Company contributed approximately $197,000 and $309,000 to the Plan in 1995 and 1996, respectively. The Company does not provide retired employees any health or life insurance benefits.

                     AVIATION SALES COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - LEASES

         The Company leases certain buildings and office equipment under operating lease agreements. Two of the buildings are leased from related parties of the Company. See Note 6. For the years ended December 31, 1994, 1995 and 1996, rent expense under these leases amounted to $407,857, $1,554,677 and $1,813,113, respectively. Minimum rental commitments under operating leases are as follows:

                                       LEASE OBLIGATIONS    LEASE OBLIGATIONS
        YEARS ENDING DECEMBER 31,      TO RELATED PARTIES   TO THIRD PARTIES
        -------------------------      ------------------   -----------------
                1997                    $ 1,007,458              437,610
                1998                      1,007,458              212,690
                1999                      1,007,458              117,218
                2000                        997,919              112,950
                2001                        892,990               28,238
            Thereafter                   12,427,448                 -
                                       ------------------   -----------------
                                        $17,340,731            $ 908,706
                                       ==================   =================


NOTE 9 - DOMESTIC AND EXPORT SALES INFORMATION

         Information about the Company's domestic and export sales for the three years ended December 31, 1996 follows (in thousands):


                                                   1994       1995       1996
                                                 --------   --------   --------
NET REVENUES BY GEOGRAPHICAL AREA
     United States............................... $25,864   $ 68,052   $ 94,591
     Export Sales:
          Europe.................................   2,327     28,666     40,308
          Far East...............................   -          7,525     13,907
          Latin America..........................   -          9,560     13,138
                                                 --------   --------   --------
                                                 $ 28,191   $113,803   $161,944
                                                 ========   ========   ========

NOTE 10 - INCOME TAXES

         Prior to June 26, 1996, the operations of the Company were conducted by the Partnership, a Delaware general partnership and, therefore, the results of operations for the years ended December 31, 1994, 1995 and for the period January 1, 1996 through June 26, 1996, do not include a provision for income taxes, as the income of the Partnership passed directly to its partners.

                     AVIATION SALES COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10 - INCOME TAXES (Continued)

         The following pro forma adjustments to record income taxes at the Company's estimated effective tax rate have been reflected in the pro forma earnings per share data presented in the accompanying consolidated statements of income for all periods presented:

                                                               YEARS ENDED DECEMBER 31,
                                                     -----------------------------------------
                                                          1994          1995          1996
                                                          ----          ----          ----
      Historical income before income
        taxes and extraordinary item                   $1,190,514   $10,285,723   $16,933,815
      Pro forma provision for income taxes               (464,300)   (4,011,432)   (6,604,188)
                                                     ------------- ------------- -------------
      Pro forma income before extraordinary item          726,214     6,274,291    10,329,627
      Extraordinary item, net of income taxes            -             -           (1,862,140)
                                                     ------------- ------------- -------------
      Pro forma net income                               $726,214    $6,274,291    $8,467,487
                                                     ============= ============= =============


         Pro forma net income per share has been computed by dividing pro forma net income by the number of shares of ASC common stock which the partners of the Partnership received upon the formation of the Company. For periods prior to the closing of the Company's public offering, the pro forma weighted average number of common shares outstanding assumes that the 4,425,000 shares issued to the partners and the 575,000 shares of common stock, the net proceeds in respect of which were paid to J/T, were outstanding in all periods. Additionally, the 400,000 shares issued in connection with the acquisition of AvEng are included for all periods from the date of inception of AvEng at November 4, 1994.

         The benefit for income taxes for the year ended December 31, 1996 consists of the following:


           Current
             Federal                                         $3,279,832
             State                                              482,328
                                                           -------------
                                                              3,762,160
                                                           -------------
           Deferred
             Federal                                         (4,689,159)
             State                                             (689,582)
                                                           -------------
                                                             (5,378,741)
                                                           -------------
                Total benefit for income taxes               (1,616,581)

                Less:  benefit for income taxes relating
                    to extraordinary item                    (1,190,548)

                Benefit for income taxes relating          -------------
                    to continuing operations                 $ (426,033)
                                                           =============

                     AVIATION SALES COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10 - INCOME TAXES (Continued)


         The tax effects of temporary differences that give rise to significant portions of deferred tax assets as of December 31, 1996 are as follows:

         Deferred tax assets, net:

           Allowance for doubtful accounts    $1,103,384
           Inventories                         1,144,941
           Property and equipment              3,735,079
           Spare parts on lease                 (198,626)
           Other                                  11,706
                                            ------------
                                               5,796,484
             Less:  valuation allowance         (417,743)
                                            ------------
             Net deferred tax asset           $5,378,741
                                            ============

         The reconciliation of the federal statutory rate and the Company's effective tax rate is as follows:

                                                            1996
                                                            ----

     Federal income tax at the statutory rate               35.0


     Increases (reductions) in tax rate resulting from:
       Partnership income not subject to taxation          (12.2)
       Step-up in tax basis resulting from transfer
         of J/T's interest (see Note 1)                    (21.0)
       Transfer of net assets of the Partnership to
         the Company (see Note 1)                           (7.1)
       State income taxes, net of federal tax benefit        4.6
       Other                                                (1.8)
                                                           ------
     Effective income tax rate                              (2.5)
                                                           ======


NOTE 11 - STOCK OPTION PLANS

         In connection with the organization of the Company, the company adopted two stock option plans (the "Plans"). Pursuant to the 1996 Director Stock Option Plan (the "Director Plan"), options to acquire a maximum of the greater of 150,000 shares or 2% of the number of shares of Common Stock then outstanding may be granted to directors of the Company. Pursuant to the 1996 Stock Option Plan (the "1996 Plan"), options to acquire a maximum of the greater of 650,000 shares of Common Stock or 8% of the number of shares of Common Stock then outstanding may be granted to executive officers, employees (including employees who are directors), independent contractors and consultants of the Company. Options to purchase 196,600 shares at an exercise price equal to $19.00 per share have been granted under the Plans, 122,200 of which are immediately exercisable.

                     AVIATION SALES COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11 - STOCK OPTION PLANS (Continued)


         The price at which the Company's common stock may be purchased upon the exercise of options granted under the Plans will be required to be at least equal to the per share fair market value of the Common Stock on the date the particular options are granted. Options granted under the Plans may have maximum terms of not more than ten years.

         Generally, options granted under the Plans may remain outstanding and may be exercised at any time up to three months after the person to whom such options were granted is no longer employed or retained by the Company or serving on the Company's Board of Directors.

         Pursuant to the Plans, unless otherwise determined by the compensation committee, one-third of the options granted under the Plans are exercisable upon grant, one-third are exercisable on the first anniversary of such grant and the final one-third are exercisable on the second anniversary of such grant. However, options granted under the Plans shall become immediately exercisable if the holder of such options is terminated by the Company or is no longer a director of the Company, as the case may be, subsequent to certain events which are deemed to be a "change in control" of the Company.

NOTE 12 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                    (In thousands, except earnings per share)

                                         FIRST     SECOND     THIRD    FOURTH
                                        QUARTER   QUARTER    QUARTER   QUARTER
                                        -------   -------    -------   -------
1996:
Operating revenues                      $35,554    $36,159   $41,181   $49,050
Income from operations                    5,426      5,027     5,911     5,920
Net income                                3,395      3,904     5,079     3,120
Pro forma income before extraordinary
  item per share                          $0.40      $0.35     $0.37     $0.37
Pro forma net income per share            $0.40      $0.35     $0.15     $0.37

1995:
Operating revenues                      $28,451    $28,749   $28,781   $27,822
Income from operations                    6,034      5,165     3,966     3,408
Net income                                3,951      3,065     1,872     1,398
Pro forma income before extraordinary
  item per share                          $0.44      $0.35     $0.21     $0.16
Pro forma net income per share            $0.44      $0.35     $0.21     $0.16



                                                            SCHEDULE II

                    AVIATION SALES COMPANY AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                      THREE YEARS ENDED DECEMBER 31, 1996

                                          ADDITIONS
                                     ------------------
                     BALANCE AT      CHARGED TO
                     BEGINNING       COST AND                     (B)      BALANCE AT
DESCRIPTION           OF YEAR        EXPENSES   OTHER          DEDUCTIONS  END OF YEAR
-----------          ---------       ---------- -----          ----------  -----------
Allowances for Doubtful
 Accounts Receivable:

Year Ended December 31-
     1994            $1,011,732      $110,000  $1,504,077 (A) $    -       $2,625,809
                     ==========      ========  ==========       ========   ==========

     1995            $2,625,809      $360,000  $  -           $1,034,414   $1,951,395
                     ==========      ========  ==========      =========   ==========

     1996            $1,951,395    $1,954,000  $  -           $  125,815   $3,779,580
                     ==========    ==========  ==========      =========   ==========

-----------
(A) Represents allowances for doubtful accounts receivable purchased from Aviation Sales Company business unit.

(B) Represents accounts receivable written-off.

                                  EXHIBIT INDEX



         As required under Item 14, Exhibits, Financial Statement Schedules and Reports on Form 10-K, the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:


EXHIBIT
NUMBER                 DESCRIPTION
-------                -----------

10.11          1997 EBITDA Incentive Compensation Plan

10.14 Asset Purchase Agreement dated as of November 30, 1996 by and between AvEng Trading Partners, Inc. and the Company

21.1           List of Subsidiaries of the Registrant

23.1           Consent of Arthur Andersen LLP

27.1           Financial Data Schedule