Form 10-K/A
period 1996-12-31
AVIATION SALES CO
filed 1997-04-30
CIK 1012159

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
(Mark One)
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended DECEMBER 31, 1996

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

  For the transition period from ___________________ to _____________________

                           Commission File No. 1-11775

                             AVIATION SALES COMPANY
                    (Exact name of Registrant in its charter)

               DELAWARE                                         65-0665658
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

 6905 N.W. 25TH STREET, MIAMI, FLORIDA                            33122
(Address of principal executive offices)                        (Zip Code)

                                 (305) 592-4055
                           (Issuer's telephone number)

      Securities registered pursuant to Section 12(b) of the Exchange Act:

   Title of each class                Name of each exchange on which registered

      Common Stock,                             New York Stock Exchange
 par value $.001 per share

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                                      None

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) is contained hereon, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 20, 1997, 8,562,500 Shares of Common Stock were outstanding and the aggregate market value (based on the closing price on the New York Stock Exchange on February 20, 1997, which was $26.50 per share) of the Common Stock held by non-affiliates was approximately $107,656,250.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain exhibits listed in Part IV of this Annual Report on Form 10-K, as amended, are incorporated by reference from prior filings made by the registrant under the Securities Act of 1933, as amended, and the Exchange Act of 1934, as amended.

================================================================================

         The purpose of this Amendment No. 1 on Form 10-K of Aviation Sales Company (the "Company") for the year ended December 31, 1996 is to add the information required by Items 10, 11, 12 and 13 of Part III in the Form 10-K.

                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

         The Articles of Incorporation and By-laws of the Company presently provide for a Board of Directors divided into three classes, as nearly equal in size as possible, with staggered terms of three years. At the date of this report the current members of the Board and the expiration of their terms as Directors were as follows:

                                                                       TERM
NAME                        AGE   POSITIONS                           EXPIRES
----                        ---   ---------                           -------
Dale S. Baker(1)(4)          39   Chairman of the Board, President
                                  and Chief Executive Officer          1999

Harold M. Woody(4)           51   Director and Executive Vice          1999
                                  President-Sales and Marketing

Robert Alpert(1)(2)(3)(4)    47   Director                             1998

Tim Watkins(1)(3)            53   Director                             1998

Kazutami Okui(2)             56   Director                             1997

Sam Humphreys(2)(3)          35   Director                             1997

---------------------------

(1)   Member of the Executive Committee
(2)   Member of the Audit Committee
(3)   Member of the Compensation Committee
(4)   Member of the Nominating Committee



BUSINESS EXPERIENCE

      DALE S. BAKER has been the President and Chief Executive Officer of the Company since February 1992. Prior thereto, Mr. Baker was a Senior Vice President and Manager in GE Capital's Corporate Investment Finance Group.

      HAROLD M. WOODY has been the Executive Vice President-Sales and Marketing of the Company since February 1992. Prior thereto, from 1989 to 1992, Mr. Woody was Senior Vice President-Sales and Marketing for Japan Fleet Service(S) Pte. Ltd. and from 1987 to 1989, Mr. Woody was Executive Vice President of ASC.

J/T Aviation Partners, whose ultimate beneficial owners are Tomen Corporation and Japan Fleet Service(S) Pte. Ltd., is a shareholder of the Company.

      ROBERT ALPERT is a private investor. In addition to his investment in the Company, Mr. Alpert has invested significantly in business ventures in the steel, environmental waste and oil service industries.

      TIM WATKINS has served as the President and Chief Executive Officer of Japan Fleet Service(S) Pte. Ltd. since 1989. Prior thereto, Mr. Watkins was President and Chief Executive Officer of Ryder's Aviation Sales and Leasing Division. J/T Aviation Partners, whose ultimate beneficial owners are Tomen Corporation and Japan Fleet Service(S) Pte. Ltd., is a shareholder of the Company.

      KAZUTAMI OKUI has served as the General Manager of the Electronics and Aircraft Department of Tomen Corporation, located in Tokyo, Japan, for more than five years. J/T Aviation Partners, whose ultimate beneficial owners are Tomen Corporation and Japan Fleet Service(S) Pte. Ltd., is a shareholder of the Company.

      SAM HUMPHREYS is a Managing Director of Main Street Capital Partners, L.P. and has been a partner in that firm since its formation in January 1996. From April 1994 until March 1997, Mr. Humphreys held various executive positions with U.S. Delivery Systems, Inc. From April 1993 to May 1994, Mr. Humphreys served as Senior Vice President and General Counsel of Envirofil, an environmental services company. Prior thereto, he was a partner in the law firm of Andrews & Kurth.

COMMITTEES OF THE BOARD

      In January 1997, the Board established an Executive Committee, an Audit Committee, a Compensation Committee and a Nominating Committee.

      The Executive Committee is authorized to meet between meetings of the Board of Directors and to exercise the powers of the Board, subject to limitations imposed by law.

      The Audit Committee is responsible for maintaining communications between the Board and the Company's independent auditors, monitoring performance of the independent auditors, reviewing audit scope and results, reviewing the organization and performance of the Company's internal systems of audit and financial controls, and recommending the retention or, where appropriate, the replacement of independent auditors.

      The Compensation Committee's responsibilities include reviewing and approving compensation policies and practices for all elected corporate officers and for fixing the total compensation of the Chief Executive Officer. The Compensation Committee also administers the Company's 1996 Stock Option Plan.

      The Nominating Committee's responsibility is to recommend to the Board qualified candidates for election as directors and to consider the performance of incumbent directors to determine whether they should be recommended to the Board for renomination for election.

EXECUTIVE OFFICERS

        The following list reflects the Company's executive officers, as of this date, the capacity in which they serve the Company, and when they assumed office:

                                                               EXECUTIVE
NAME                  AGE           POSITIONS                OFFICER SINCE
----                  ---           ---------                -------------
Dale S. Baker          39  President and Chief Executive      February 1992
                           Officer

Harold M. Woody        51  Executive Vice President-Sales     February 1992
                           and Marketing

William H. Alderman    34  Senior Vice President, Corporate   September 1996
                           Development

Michael A. Saso        42  Senior Vice President-Purchasing   December 1994

James C. Stoecker      39  Senior Vice President-Engine       December 1996
                           Services

Joseph E. Civiletto    37  Vice President and Chief           February 1992
                           Financial Officer

James D. Innella       37  Vice President and Chief           December 1994
                           Operating Officer

BUSINESS EXPERIENCE

      DALE S. BAKER. See the biographical information contained in "Board of Directors" above.

      HAROLD M. WOODY. See the biographical information contained in "Board of Directors" above.

      WILLIAM H. ALDERMAN has been the Senior Vice President of Corporate Development since September 1996. Prior thereto, Mr. Alderman was a Managing Director and Principal of the financial advisory firm of International Aviation Management Group. Mr. Alderman is also on the Board of Directors of Turbine Controls (Hartford, CT).

      MICHAEL A. SASO has been the Senior Vice President - Purchasing of the Company since December 1994. From 1986 until December 1994, Mr. Saso served as Vice President - Purchasing for ASC.

      JAMES C. STOECKER has been the Senior Vice President - Engine Services of the Company since December 1996. From 1994 until December 1996, Mr. Stoecker served as President of AvEng Trading Partners, Inc. Prior thereto: (i) from 1991 to 1994, Mr. Stoecker served as Manager GE/RR Productions Operations for AAR Aircraft Turbine Center, (ii) from 1990 to 1991 Mr. Stoecker was the Manager Operations/Information System for AAR Aviation Trading Group and (iii) from 1989 to 1990, Mr. Stoecker served as Manager of Strategic Services for Ernst & Young.

        JOSEPH E. CIVILETTO has been the Vice President and Chief Financial Officer of the Company since February 1992. Prior thereto from 1982 to 1992, Mr. Civiletto held various financial, planning and audit positions with Baker Hughes Inc. and Arthur Andersen LLP.

        JAMES D. INNELLA has been the Vice President and Chief Operating Officer of the Company since December 1994. Prior thereto: (i) from July 1993 to December 1994, Mr. Innella served as General Manager of ASC; (ii) from 1991 to July 1993, Mr. Innella was a Director of Operations for Ryder Airlines Services; and (iii) from 1988 to 1991, Mr. Innella was the Director of Operations and Purchasing for Aviparts, Inc., a subsidiary of Ryder Airline Services.

FAMILY RELATIONSHIPS

        There are no family relationships between or among any of the directors and executive officers.

COMPLIANCE WITH SECTION 16(A)

        Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(d) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), during the Company's fiscal year ended December 31, 1996 and any Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any written representations referred to in subparagraph (b)(2)(i) of Item 405 of Regulation S-K, except as set forth below, no person who at any time during the fiscal year ended December 31, 1996 was a Director, officer or, to the knowledge of the Company, a beneficial owner of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act failed to file on a timely basis, as disclosed in Forms 3, 4 and 5, reports required by
Section 16(a) of the Exchange Act during the fiscal year ended December 31, 1995. James C. Stoecker and William H. Alderman, who became executive officers of the Company in fiscal year 1996, were late in the filing of a Form 3 during fiscal year 1996.

ITEM 11.          EXECUTIVE COMPENSATION

        The following table sets forth information about the compensation paid or accrued during 1996, 1995 and 1994 to the Company's Chief Executive Officer and to each of the other most highly compensated executive officers of the Company whose aggregate direct compensation exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                   ANNUAL COMPENSATION
                                  ----------------------
                                                                 ALL
                                                                OTHER
             NAME        YEAR      SALARY         BONUS    COMPENSATION(1)
                          ($)       ($)            ($)
--------------------------------------------------------------------------
Dale S. Baker(1)          1996    248,416        124,208
                          1995    237,500        118,750
                          1994    175,000            ---

Harold M. Woody(2)        1996    222,267        111,134
                          1995    212,500        106,250
                          1994    175,000             --

Michael A. Saso(3)        1996    160,510         80,255
                          1995    125,000         62,500
                          1994      8,231             --

Joseph E. Civiletto       1996    135,975         67,988
                          1995    130,000         65,000
                          1994     90,000             --

James D. Innella(3)       1996    141,977         70,959
                          1995    125,000         62,500
                          1994      9,105             --

----------
(1) Mr. Baker also receives $5,000 per year for life insurance premiums. See "Employment Agreements" below.

(2) During 1994, Mr. Woody was employed by Japan Fleet Service(S) Pte. Ltd. ("JFS"). The compensation set forth above was paid to JFS in return for Mr. Woody's services.

(3) Compensation for 1994 represents one month of service.


No long-term compensation awards were made to management during the three years ended December 31, 1996.

During 1994, Messrs. Baker, Woody, Civiletto and Innella received payments of $250,000, $75,000, $50,000 and $25,000 respectively in connection with and as a result of the acquisition of ASC by the Company.

OPTION GRANTS DURING LAST FISCAL YEAR

        The following table sets forth information concerning options granted during the fiscal year ended December 31, 1996 to those persons named in the Summary Compensation Table.

                                                                              POTENTIAL REALIZABLE VALUE AT
                                                                                 ASSUMED ANNUAL RATES OF
                                                                                  STOCK PRICE APPRECIATION
                                                 INDIVIDUAL GRANTS                     FOR OPTION TERM(1
--------------------------------------------------------------------------------------------------------------
                      SHARES         % OF TOTAL
                    UNDERLYING         OPTIONS
                      OPTIONS        GRANTED TO       EXERCISE
                      GRANTED       EMPLOYEES IN        PRICE        EXPIRATION
       NAME             (#)          FISCAL YEAR      ($/SHARE)         DATE           5% ($)          10% ($)
       ----         -----------      ----------       ---------      ----------     ------------      --------
Dale S. Baker          10,000             6.4           19.00         6/26/2001         9,500          19,000
Harold M. Woody        10,000             6.4           19.00         6/26/2001         9,500          19,000
Michael A. Saso           ---              __              --            --                --              --
Joseph E. Civiletto    10,000             6.4           19.00         6/26/2001         9,500          19,000
James D. Innella        5,000             3.2           19.00         6/26/2001         4,750           9,500

-------------------------
(1) These amounts represent assumed rates of appreciation in the price of the Common Stock during the term of the options in accordance with rates specified in applicable federal securities regulations. Actual gains, if any, on stock option exercises will depend on the future price of the Common Stock and overall stock market conditions. There is no representation that the rates of appreciation reflected in the table will be achieved.


AGGREGATED OPTIONS EXERCISED DURING LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

        The following table sets forth information concerning the exercise of stock options during the 1996 fiscal year and the value of unexercised stock options at the end of the 1996 fiscal year for the persons named in the Summary Compensation Table.

                                                              NUMBER OF UNEXERCISED       VALUE OF UNEXERCISED
                                                             OPTIONS AT FISCAL YEAR      IN-THE-MONEY OPTIONS AT
                        SHARES ACQUIRED  VALUE REALIZED                END                 FISCAL YEAR END ($)
         NAME           ON EXERCISE (#)        ($)          EXERCISABLE/UNEXERCISABLE  EXERCISABLE/UNEXERCISABLE*
         ----           ---------------  ---------------    -------------------------  --------------------------
Dale S. Baker                   --                --               10,000/0                      15,000/0
Harold M. Woody                 --                --               10,000/0                      15,000/0
Michael A. Saso                 --                --                    ---                            --
Joseph E. Civiletto             --                --            3,333/6,667                  5,000/10,000
James D. Innella                --                --            1,666/3,334                   2,500/5,000

-------------------------
* Computed based upon the difference between the closing price of the Common Stock at December 31, 1996 and the exercise price. No value has been assigned to options which are not in-the-money.

COMPENSATION OF DIRECTORS

      Each director who is not an employee of the Company receives an annual retainer fee at the rate of $12,000 per year for serving in such capacity. In addition, each director who is not an employee of the Company receives $1,000 for each meeting of the Board of Directors attended and $1,000 for each committee meeting attended.

      Also, all directors will receive on an annual basis mandatory stock option grants under the 1996 Director Stock Option Plan for serving on the Board. Five-year options to purchase 5,000 shares of Common Stock will be automatically granted to each director on July 1 of each year, starting July 1, 1997, at an option exercise price equal to the closing price of the Common Stock on such date. Existing directors, upon the organization of the Company, have been granted five-year options to purchase 10,000 shares of Common Stock, all of which are immediately exercisable, at an option exercise price of $19.00 per share. Additionally, directors appointed to the Board in the future will be granted options to purchase 10,000 shares of Common Stock when they are appointed to the Board, at an option exercise price equal to the closing price of the Common Stock on the date of their appointment to the Board.

EMPLOYMENT AGREEMENTS

         Effective December 2, 1994, the Company entered into an employment agreement with Mr. Baker (the "Employment Agreement"). The Employment Agreement provides for an annual base salary of $237,500 (to be increased annually by a cost of living adjustment). In addition, the Company agreed to provide Mr. Baker with all employee benefits established by the Company, and to pay Mr. Baker an additional sum of $5,000 per year for insurance premiums to maintain a whole life insurance policy. The Employment Agreement requires Mr. Baker to use his best efforts to perform the duties of President and Chief Executive Officer.

         Mr. Woody has an employment agreement with the Company to serve as Executive Vice President - Sales and Marketing, under which he is entitled to an annual base salary of $212,500 (to be increased annually by a cost of living adjustment), and all employee benefits established by the Company.

         The employment agreements between the Company and Messrs. Baker and Woody each provide for an initial term expiring on December 31, 1999. Thereafter, the respective agreements each shall run for successive one-year periods unless terminated by the Company upon six months' prior written notice, or by Messrs. Baker or Woody upon three months' prior written notice.

         Mr. Saso has an employment agreement with the Company to serve as Senior Vice President - Purchasing under which he is entitled to an annual base salary of $185,000 (to be increased annually by a cost of living adjustment), and all employee benefits established by the Company. The agreement provides for an initial term expiring on May 31, 2001, running for successive one-year terms thereafter, unless terminated by the Company upon six months' prior written notice, or by Mr. Saso upon three months' prior written notice.

         Mr. Civiletto has an employment agreement with the Company to serve as Vice President and Chief Financial Officer under which he is entitled to an annual base salary of $130,000 (to be increased annually by a cost of living adjustment), and all employee benefits established by the Company. The agreement provides for an initial term expiring on December 31, 1997, running for successive one-year terms thereafter, unless terminated by the Company upon six months' prior written notice, or by Mr. Civiletto upon three months' prior written notice.

         Mr. Innella has an employment agreement with the Company to serve as Vice President and Chief Operating Officer under which he is entitled to an annual base salary of $150,000 (to be increased annually by a cost of living adjustment), and all employee benefits established by the Company. The agreement provides for an initial term expiring on May 31, 2001, running for successive one-year terms thereafter, unless terminated by the Company upon six months' prior written notice, or by Mr. Innella upon three months' prior written notice.

         Each of Messrs. Baker, Woody, Saso, Civiletto and Innella has further agreed in his respective employment agreement that he shall refer to the Company all opportunities in the aerospace industry relating to parts purchasing, leasing, financing, repair, distribution and manufacturing, and aircraft purchasing, leasing and financing to which he might become exposed in carrying out his duties and responsibilities.

         Each of the employment agreements for Messrs. Baker, Woody, Saso, Civiletto and Innella also provides for participation in the Company's EBITDA Incentive Compensation Plan whereby each of them has the opportunity to earn an incentive bonus of between 20% and 50% of their base salary (under the Company's 1997 EBITDA Incentive Compensation Plan, such percentages increase to between 20% and 250% of base salary for calendar years commencing January 1, 1997 or thereafter). Further, each of the employment agreements provides that in the event of (a) a change in control of the Company including the vesting of decision-making authority in one of the Company's current principal stockholders; (b) the sale of all or substantially all of the assets of the Company to a third party for which the executive officer does not continue in employment; or (c) the merger or consolidation of the Company with an entity for which the executive officer does not continue in employment, the employment agreement shall be terminable by the executive officer upon 90 days' notice and one year's base salary shall be payable to the executive officer as a termination fee.

         Section 162(m) of the Code generally disallows an income tax deduction to public companies for compensation over $1.0 million paid in a year to any one of the chief executive officer or the four most highly compensated other executive officers, to the extent that this compensation is not "performance based" within the meaning of Section 162(m). As a result of this limitation, there can be no assurance that all of the compensation paid to the Company's executive officers in the future will be deductible.

STOCK OPTIONS

         In connection with the organization of the Company, the Company's Board of Directors and shareholders adopted two stock option plans (the "Plans"). Pursuant to the 1996 Director Stock Option Plan (the "Director Plan"), options to acquire a maximum of the greater of 150,000 shares or 2% of the number of shares of Common Stock then outstanding may be granted to directors of the Company. Pursuant to the 1996 Stock Option Plan (the "1996 Plan"), options to acquire a maximum of the greater of 650,000 shares of Common Stock or 8% of the number of shares of Common Stock then outstanding may be granted to executive officers, employees (including employees who are directors), independent contractors and consultants of the Company. Options to purchase 196,600 shares at an exercise price equal to $19.00 per share have been granted under the Plans, 128,867 of which are immediately exercisable.

         The Plans are administered by the Compensation Committee of the Board of Directors. The Compensation Committee determines which persons will receive options and the number of options to be granted to such persons. The Director Plan also provides for annual mandatory grants of options to directors. See "Compensation of Directors." The Compensation Committee will also interpret the provisions of the Plan and make all other determinations that it may deem necessary or advisable for the administration of the Plans.

         Pursuant to the Plans, the Company may grant Incentive Stock Options ("ISOs") as defined in Section 422(b) of the Internal Revenue Code of 1986, as amended, (the "Code"), and Non-Qualified Stock Options ("NQSOs"), not intended to qualify under Section 422(b) of the Code. The price at which the Company's Common Stock may be purchased upon the exercise of options granted under the Plans will be required to be at least equal to the per share fair market value of the Common Stock on the date the particular options are granted. Options granted under the Plans may have maximum terms of not more than 10 years and are not transferable, except by will or the laws of descent and distribution. None of the ISOs under the Plans may be granted to an individual owning more than 10% of the total combined voting power of all classes of stock issued by the Company unless the purchase price of the Common Stock under such option is at least 110% of the fair market value of the shares issuable on exercise of the option determined as of the date the option is granted, and such option is not exercisable more than five years after the grant date.

         Generally, options granted under the Plans may remain outstanding and may be exercised at any time up to three months after the person to whom such options were granted is no longer employed or retained by the Company or serving on the Company's Board of Directors.

         Pursuant to the Plans, unless otherwise determined by the Compensation Committee, one-third of the options granted to an individual are exercisable upon grant, one-third are exercisable on the first anniversary of such grant and the final one-third are exercisable on the second anniversary of such grant. However, options granted under the Plans shall become immediately exercisable if the holder of such options is terminated by the Company or is no longer a director of the Company, as the case may be, subsequent to certain events which are deemed to be a "change in control" of the Company. A "change in control" of the Company generally is deemed to occur when ( a ) any person becomes the beneficial owner of or acquires voting control with respect to more than 20% of the Common Stock (or 35% if such person is a holder of Common Stock on the effective date of the Company's initial public offering); ( b ) a change occurs in the composition of a majority of the Company's Board of Directors during a two-year period, provided that a change with respect to a member of the Company's Board of Directors shall be deemed not to have occurred if the appointment of a member of the Company's Board of Directors is approved by a vote of at least 75% of the individuals who constitute the then existing Board of Directors; or ( c ) the Company's stockholders approve the sale of all or substantially all of the Company's assets.

         ISOs granted under the Plans subject to the restriction that the aggregate fair market value (determined as of the date of grant) of options which first become exercisable in any calendar year cannot exceed $100,000.

         The Plans provide for appropriate adjustments in the number and type of shares covered by the Plans and options granted thereunder in the event of any reorganization, merger, recapitalization or certain other transactions involving the Company.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The Compensation Committee of the Board of Directors (the "Compensation Committee") is responsible for making recommendations to the Board of Directors concerning executive compensation, including base salaries, bonuses and the bases for their award, stock option plans and other benefits. Each of the members of the Compensation Committee is an independent outside director of the Company. The Compensation Committee was formed in January 1997. Prior to formation of the Compensation Committee, the Board of Directors acted with respect to compensation matters.

         In making its recommendations to the Board of Directors, the Board has generally considered the overall performance of the Company during the prior fiscal year, the individual executive officer's contribution to the achieving of operating goals and business objectives and levels of compensation of companies similar in size and development to the Company.

         It is the Board's view that senior executives' interests should complement those of stockholders. Accordingly, a substantial portion of senior executive compensation above a base salary is intended to be provided through bonuses tied to certain indicators of Company performance and through the grant of stock options, thus creating incentives for executives to achieve long term Company objectives and increase stockholder value.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During the fiscal year ended December 31, 1996, the Company did not have a Compensation Committee. In January 1997, the Board organized a Compensation Committee. During the past fiscal year, none of the Company's directors or executive officers served as a member of the compensation committee or similar committee of another entity, one of whose executive officers served on the Company's Board; served as a director of another entity, one of whose executive officers served on the Company's Board or served as a member of the compensation committee or similar committee of any other entity, one of whose executive officers served as a director of the Company.

PERFORMANCE GRAPH

         The following graph compares the total return on the Company's Common Stock with the cumulative total return on the Standard & Poor's ("S&P") 500 Index, the S&P Midcap 400 Index, the S&P Smallcap 600 Index, the Dow Jones Equity Market Index and a peer group index selected by the Company, for the period between the Company's initial public offering on June 27, 1996 and December 31, 1996.

         The peer group selected by the Company is comprised of the following companies: AAR Corp., Aviall, Inc., Banner Aerospace, Inc., Greenwich Air Services, Inc., UNC, Inc. and Kellstrom.

         These indices relate only to stock prices; they do not purport to afford direct comparison of the business or financial performance of the companies comprising such indices with the Company nor with each other.

                COMPARISON OF 6 MONTH CUMULATIVE TOTAL RETURN(1)


          EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHICS


                                 6/27/96        12/31/96
                                 -------        --------

Aviation Sales Co.                 100            108

Peer Group                         100            125

S & P 500                          100            112

S & P MIDCAP 400                   100            109

S & P SmallCap 800                 100            109

Dow Jones Equity Market            100            112

_____________

(1) Assumes $100 invested on June 27, 1996 in stock or on May 31, 1996 in index, including reinvestment of dividends, in the Company's Common Stock, S & P 500, S & P Midcap 400, S & P SmallCap 800, Dow Jones Equity Market and the companies comprising the peer group.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of the date of this report, certain information regarding the Common Stock, owned of record or beneficially by (i) each person who owns beneficially more than 5% of the outstanding Common Stock;
(ii) each of the Company's directors and named executive officers; and (iii) all directors and executive officers as a group. The address for each beneficial owner is c/o the Company, 6905 N.W. 25th Street, Miami, Florida.


                                                 SHARES         APPROXIMATE
                                              BENEFICIALLY        PERCENT
NAME                                              OWNED          OF CLASS
----                                          ------------      -----------
Robert Alpert(2)(7)                              2,357,000         27.5
J/T Aviation Partners(3)                         1,501,000         17.5
Dale S. Baker(4)(5)(7)                             310,000          3.6
Harold M. Woody(4)(7)                              210,000          2.4
Tim Watkins(6)(7)                                   10,000            *
Kazutami Okui(6)(7)                                 10,000            *
Sam Humphreys(7)                                    10,000            *
Michael A. Saso(4)                                  75,000            *
James D. Innella(4)(8)                              76,666            *
Joseph E. Civiletto(4)(9)                           35,000            *
All directors and executive officers             3,368,966         38.9
as a group (11 persons)(6)(10)

------------------------------
*Less than one percent

(1) Each person named in the table has the sole voting and investment power with respect to the shares beneficially owned.

(2) Shares are owned of record by three corporate entities controlled by Mr. Alpert.

(3) J/T is a general partnership with three general partners. The ultimate beneficial owners of the partnership interests in J/T are Tomen Corporation and Japan Fleet Service (S) Pte. Ltd.

(4) Shares shown as beneficially owned, except for currently exercisable options, are pledged to secure payment of the Notes representing the purchase price paid for their interest in the Company. See "Certain Relationships and Related Transactions."

(5) A portion of these shares (35,000 shares) are owned by the Dale S. Baker Family Limited Partnership.

(6) Messrs. Watkins and Okui disclaim beneficial ownership of the shares owned by J/T.

(7) Includes five-year options to purchase 10,000 shares at an option exercise price of $19.00 per share. See "Stock Options"

(8) Includes five-year options to purchase 1,666 shares at an option exercise price of $19.00 per share. Excludes five-year options to purchase 3,334 shares at an option exercise price of $19.00 per share, which options are not currently vested.

(9) Includes five-year options to purchase 10,000 shares at an option exercise price of $19.00 per share. Subsequent to December 31, 1996, the Company's Board determined to immediately vest Mr. Civiletto's five-year options to purchase 6,667 shares at an exercise price of $19.00 per share.

(10) Includes five-year options to purchase 96,666 shares at an option exercise price of $19.00 per share.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As of December 2, 1994, the Company entered into a 20-year lease with Aviation Properties, a Delaware general partnership ("Aviation Properties"), pursuant to which the Company leases its corporate headquarters and warehouse in Miami, Florida (the "Miami Property"). The Company makes annual payments under such lease in the amount of approximately $892,990. The sole partners of Aviation Properties are (a) AVAC Corporation ("AVAC") and (b) J/T Aviation Partners, a Delaware general partnership ("J/T,'). The sole stockholder and president of AVAC is Robert Alpert, a principal stockholder and director of the Company. J/T is also a principal stockholder of the Company.

         In connection with Aviation Properties' purchase of the Miami Property, the Company and Aviation Properties entered into a loan agreement (the "Loan Agreement") whereby the Company made a $2,465,519 loan to Aviation Properties, which loan bears interest at 8% per annum, with principal and interest due in a single payment on December 2, 2004.

         As of December 2, 1994, the Company entered into a six-year lease with Aviation Properties of Texas, a Delaware general partnership ("AVTEX"), pursuant to which the Company leases a warehouse in Pearland, Texas. The Company make annual payments under such lease in the amount of $114,468. The sole partners of AVTEX are AVAC and J/T.

         The Company believes the terms of the Loan Agreement and the terms of the leases with Aviation Properties and AVTEX are no less favorable than could be obtained from an unaffiliated third party.

         The Company is obligated to pay a fee of $50,000 per quarter to an entity controlled by Mr. Alpert for consulting services. The Company's obligation to pay this fee expired at the end of February 1997.

         At January 1, 1995, Messrs. Baker, Woody, Saso, Civiletto and Innella were granted options (the "Options") by the partners of the Partnership (AVAC and J/I) to purchase an aggregate of 13.5% of the outstanding limited partnership interests in the Partnership for an exercise price greater than the fair market value of the interests in the partnership at that date. At January 1, 1996, the Options were exercised in full by delivery to AVAC and J/T of full recourse promissory notes (the "Notes") in the aggregate principal amounts set forth below, representing the payment in full of the exercise price of the
Options:

                             LIMITED PARTNER'S
                          PERCENTAGE INTEREST IN
                           PARTNERSHIP ACQUIRED       PRINCIPAL AMOUNT
NAME                     UPON EXERCISE OF OPTIONS         OF NOTES
----                     ------------------------     ----------------
Dale S. Baker                      6.0%                 $638,678.75
Harold M. Woody                    4.0%                  425,785.83
James D. Innella                   1.5%                  159,669.69
Michael A. Saso                    1.5%                  159,669.69
Joseph E. Civiletto                0.5%                   53,223.23

         Management's interests in the Partnership are subject to a first priority pledge to the lenders under the Company's revolving credit facility with certain financial institutions and a second priority pledge to AVAC and J/T to secure the repayment of their respective Notes. The Notes bear interest at the rate of 8.0% per annum, with principal and interest due and payable on the earlier of January 1, 2001 or from the net proceeds available upon the sale of any portion of the collateral securing the Notes. Immediately prior to the Company's initial public offering ("IPO") in June 1996, management contributed their interests in the Partnership to the Company in exchange for shares of the Common Stock. At such time, management pledged their shares of the Common Stock to secure the repayment of their respective Notes. The exercise price of the Options after giving effect to the exchange of Partnership interests for shares of Common Stock would effectively have been $2.13 per share.

         In July, 1996, $10,160,250 of the net proceeds of the IPO were used to pay subordinated indebtedness due to J/T in connection with the formation of the Company. J/T is a principal stockholder of the Company.

         On December 10, 1996 (effective November 30, 1996), the Company completed the acquisition of AvEng Trading Partners, Inc. ("AvEng") for a purchase price equal to 400,000 shares of the Company's Common Stock. James C. Stoecker and his wife received 250,000 of the 400,000 share purchase price. Upon the completion of the AvEng acquisition by the Company, James S. Stoecker became the Company's Senior Vice President-Engine Services.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               AVIATION SALES COMPANY


               By:   /s/ DALE S. BAKER
                  --------------------------------------------------------
                     Dale S. Baker
                     President, Chief Executive Officer and
                     Chairman of the Board (Principal Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                   SIGNATURE AND TITLE                            DATE
                   -------------------                            ----


By:  /s/ DALE S. BAKER                                       April 30, 1997
   -------------------------------------------------------
     Dale S. Baker
     President, Chief Executive Officer and
     Chairman of the Board (Principal Executive
     Officer)

By:  /s/ JOSEPH E. CIVILETTO                                 April 30, 1997
   -------------------------------------------------------
     Joseph E. Civiletto
     Vice President and Chief Financial Officer
     (Principal Financial and Accounting Officer)

By:  /s/ HAROLD M. WOODY                                     April 30, 1997
   -------------------------------------------------------
     Harold M. Woody
     Executive Vice President - Sales and
     Marketing and Director

By:  /S/ JAMES D. INNELLA                                    April 30, 1997
   -------------------------------------------------------
     James D. Innella
     Vice President and Chief Operating Officer

By:  /s/ ROBERT ALPERT                                       April 30, 1997
   -------------------------------------------------------
     Robert Alpert
     Director

By:  /s/ SAM HUMPHREYS                                       April 30, 1997
   -------------------------------------------------------
     Sam Humphreys
     Director

By:                                                          April 30, 1997
   -------------------------------------------------------
     Tim Watkins
     Director

By:                                                          April 30, 1997
   -------------------------------------------------------
     Kazutami Okui
     Director