Form 10-Q
period 1997-03-31
AVIATION SALES CO
filed 1997-05-14
CIK 1012159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ____________________ to ___________________

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

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,562,500 shares of common stock, $.001 par value per share, were outstanding as of May 13, 1997.

                    AVIATION SALES COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                            DECEMBER 31, 1996   MARCH 31, 1997
                                            -----------------   --------------
                                                                  (UNAUDITED)
   ASSETS

CURRENT ASSETS
   Cash and cash equivalents                  $  1,262,149       $    574,006
   Accounts receivable, net of allowances
     for doubtful accounts of $3,779,580
     and $3,688,006 and allowances for
     sales returns of $1,227,598 and
     $1,240,816 in 1996 and 1997,
     respectively                               37,086,899         42,763,696
   Inventories                                  72,974,397         81,676,169
   Prepaid expenses                              4,067,332          2,391,393
   Deferred income taxes                         1,972,410          2,215,420
                                              ------------       ------------
      Total current assets                     117,363,187        129,620,684
                                              ------------       ------------

SPARE PARTS ON LEASE, net of
  accumulated amortization of
  $2,601,069 in 1996 and
  $2,616,530 in 1997                            17,950,783         16,418,548
                                              ------------       ------------

FIXED ASSETS
   Property and equipment                        4,330,070          4,804,510
   Less - Accumulated depreciation              (2,027,197)        (2,228,835)
                                              ------------       ------------
     Total fixed assets                          2,305,873          2,575,675
                                              ------------       ------------

AMOUNTS DUE FROM RELATED PARTIES                 2,914,615          2,835,280
                                              ------------       ------------

OTHER ASSETS
   Deposits and other                              369,191            321,938
   Deferred income taxes                         3,406,331          3,197,146
   Deferred financing costs, net                   872,568            871,143
                                              ------------       ------------
     Total other assets                          4,648,090          4,390,227
                                              ------------       ------------

     Total assets                             $145,182,548       $155,840,414
                                              ============       ============

                    AVIATION SALES COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (Continued)

                                            DECEMBER 31, 1996   MARCH 31, 1997
                                            -----------------   --------------
                                                                  (UNAUDITED)
   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                           $ 15,736,288       $  8,610,253
   Accrued expenses                              6,809,734          9,506,215
   Income taxes payable                          1,691,638          2,179,623
   Notes payable, current maturities
     Senior                                      7,428,571          7,428,571
     Revolver                                   16,697,985         30,314,466
                                              ------------       ------------
        Total current liabilities               48,364,216         58,039,128
                                              ------------       ------------
LONG-TERM LIABILITIES
   Deferred income                                 890,065            890,065
   Notes payable - Senior                       14,857,143         13,000,000
                                              ------------       ------------
        Total long-term liabilities             15,747,208         13,890,065
                                              ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value,
     1,000,000 shares authorized,
     none outstanding                                   --                 --
   Common stock, $.001 par value,
     30,000,000 shares authorized,
     8,562,500 shares outstanding
     in 1996 and 1997, respectively                  8,563              8,563
   Additional paid-in capital                   71,305,305         71,305,305
   Retained earnings                             9,757,256         12,597,353
                                              ------------       ------------
        Total stockholders' equity              81,071,124         83,911,221
                                              ------------       ------------
        Total liabilities and
           stockholders' equity               $145,182,548       $155,840,414
                                              ============       ============

              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                    AVIATION SALES COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                          FOR THE THREE MONTHS ENDED MARCH 31,
                                       -----------------------------------------
                                           1996                          1997
                                       -----------                   -----------
                                                      (UNAUDITED)

OPERATING REVENUES
   Sales of aircraft parts, net        $33,378,843                   $46,674,097
   Rentals from leases and other         2,175,303                     2,376,639
                                       -----------                   -----------
                                        35,554,146                    49,050,736

COST OF SALES                           23,235,443                    35,227,738
                                       -----------                   -----------

                                        12,318,703                    13,822,998
                                       -----------                   -----------

OPERATING EXPENSES
   Operating                             2,513,764                     2,739,630
   Selling                               1,589,428                     1,941,325
   General and administrative            2,328,851                     2,804,108
   Depreciation and amortization           460,805                       673,936
                                       -----------                   -----------
                                         6,892,848                     8,158,999
                                       -----------                   -----------
INCOME FROM OPERATIONS                   5,425,855                     5,663,999

OTHER EXPENSES
   Interest expense and
     amortization of
     deferred financing
     costs                               2,030,968                     1,008,102
                                       -----------                   -----------

INCOME BEFORE INCOME TAXES               3,394,887                     4,655,897

INCOME TAX EXPENSE                              --                     1,815,800
                                       -----------                   -----------

NET INCOME                             $ 3,394,887                   $ 2,840,097
                                       ===========                   ===========
EARNINGS PER SHARE:

   Net income per share                                              $      0.33
                                                                     ===========
PRO FORMA EARNINGS PER SHARE
   (Note 3):

   Pro forma net income per share      $      0.40                   $      0.33
                                       ===========                   ===========
WEIGHTED AVERAGE COMMON AND
   COMMON EQUIVALENT SHARES
   OUTSTANDING                           5,400,000                     8,604,425
                                       ===========                   ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    AVIATION SALES COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          FOR THE THREE MONTHS ENDED MARCH 31,
                                       -----------------------------------------
                                           1996                          1997
                                       -----------                 -------------
                                                     (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                          $ 3,394,887                 $  2,840,097
   Adjustments to reconcile net
     income to net cash used in
     operating activities
        Depreciation and amortization      647,666                      755,604
        Provision for doubtful
          accounts                         219,247                      285,000
        Increase in deferred income
          taxes                                 --                      (33,825)
        Gain on sale of spare parts
          on lease                              --                     (841,838)
        (Increase) decrease in
          accounts receivable, net      (3,524,063)                  (5,961,797)
        (Increase) decrease in
          inventory                     (4,690,701)                  (8,701,772)
        (Increase) decrease in
          prepaid expenses                (296,351)                   1,675,939
        (Increase) decrease in
          deposits and other                76,928                       47,253
        Increase (decrease) in
          accounts payable                  41,784                   (7,126,023)
        Increase (decrease) in
          accrued expenses                (328,373)                   1,760,059
        Increase (decrease) in
          income taxes payable                  --                    1,424,395
                                       -----------                 ------------
             Net cash used in
                operating activities    (4,458,976)                 (13,876,908)
                                       -----------                 ------------
CASH FLOW FROM INVESTING
   ACTIVITIES
   Purchases of equipment, net            (362,601)                    (471,440)
   Purchase of spare parts on lease             --                   (1,098,224)
   Proceeds from sale of spare parts
      on lease                                  --                    3,000,000
   Payments from related parties            33,834                       79,335
                                       -----------                 ------------
             Net cash provided by
                (used in) investing
                activities                (328,767)                   1,509,671
                                       -----------                 ------------

CASH FLOW FROM FINANCING ACTIVITIES
   Repayment of senior debt             (2,500,000)                          --
   Net issuance of senior revolving
      facility                           7,578,768                           --
   Net borrowings under new credit
      facility                                  --                   13,616,481
   Payment under new credit facility            --                   (1,857,143)
   Payment of deferred financing
      costs                                     --                      (80,244)
                                       -----------                 ------------
             Net cash provided by
                financing activities     5,078,768                   11,679,094
                                       -----------                 ------------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                    291,025                     (688,143)
                                       -----------                 ------------
CASH AND CASH EQUIVALENTS,
   beginning of period                     253,307                    1,262,149
                                       -----------                 ------------
CASH AND CASH EQUIVALENTS,
   end of period                       $   544,332                 $    574,006
                                       ===========                 ============

   Interest paid                       $ 1,725,588                 $    822,033
                                       ===========                 ============
   Income taxes paid                            --                 $    425,230
                                       ===========                 ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    AVIATION SALES COMPANY AND SUBSIDIARIES
                        NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                 March 31, 1997
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION:

Interim Condensed Financial Statements

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited interim condensed financial statements should be read in conjunction with the Company's December 31, 1996 financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-11775).

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Aviation Sales Company (the "Company") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31,1997 and the results of its operations and cash flows for the three month periods ended March 31, 1997 and 1996. The results of operations and cash flows for the three month period ended March 31, 1997 are not necessarily indicative of the results of operations or cash flows which may be reported for the year ending December 31, 1997.

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

Recently Issued Accounting Standards

Statement of Financial Accounting Standards No. 128, "Earnings Per Share"
("SFAS No. 128"), is effective for fiscal years ending after December 15, 1997. This statement specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. This pronouncement is not expected to have a material impact on the financial statements of the Company.

2. ACQUISITION:

On December 10, 1996, the Company acquired AvEng Trading Partners, Inc. ("AvEng") for consideration of 400,000 shares of the Company's common stock. The acquisition was accounted for using the pooling of interests method of accounting, and therefore, the Company's consolidated statements of income, partners' capital and stockholders' equity and cash flows for the year ended December 31, 1996 reflect the results of operations of AvEng as if the acquisition had occurred on January 1, 1996. The company's consolidated statements of income, partners' capital and stockholders' equity and cash flows prior to December 31, 1995 have not been restated to give retroactive effect for the acquisition due to the immateriality of the restated amounts.

3. PRO FORMA DISCLOSURES:

Pro Forma Income Taxes

Prior to June 26, 1996 the business of the Company was conducted by a partnership and not subject to income taxes. As a result of the transfer of the net assets of the partnership to the Company and the initial public offering of its common stock in June 1996, the Company became subject to federal and state income taxes.

The following pro forma adjustments to record income taxes at the Company's estimated effective tax rate have been reflected in the pro forma earnings per share data presented in the accompanying condensed consolidated statements of income of all periods presented:

                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                            ------------------------------------
                                                  1996                 1997
                                             -----------           -----------
Historical income before income taxes        $ 3,394,887           $ 4,655,897
Pro forma provision for income taxes          (1,324,006)           (1,815,800)
                                             -----------           -----------
Pro forma net income                         $ 2,070,881           $ 2,840,097
                                             ===========           ===========
Pro Forma Net Income Per Share

Pro forma net income per share has been computed by dividing pro forma net income by the weighted average number of common and common equivalent shares outstanding during the period. Outstanding stock options are considered common stock equivalents and are included in the calculation using the treasury stock method.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis should be read in conjunction with the information set forth under Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 15 through 22 of Aviation Sales Company's Annual Report on Form 10-K for the year ended December 31, 1996. This discussion contains forward looking information which involves risks and uncertainties and is based upon information currently available to the Company. Actual results could differ from those described herein and future results may be subject to numerous factors, many of which are beyond the control of the Company.

RESULTS OF OPERATIONS

First quarter operating revenues rose 38% to $49.1 million, compared with $35.6 million for the same period last year. Operating revenues increased due to the Company's entrance into the bearings distribution business, the addition of new sales personnel, increased customer penetration, increased investment in and availability of inventory and the continued expansion of services offered to customers and customers utilizing the Company's services.

Gross profit increased 12% to $13.8 million for the first quarter ended March 31, 1997, compared with $12.3 million for the same period last year. Gross profit margin declined to 28.2% for the 1997 first quarter from 34.6% for the 1996 first quarter and from 29.6% for the 1996 fourth quarter. The decline in gross profit margin was expected as the mix of inventories sold during the period continued to reflect a declining contribution from bulk inventories acquired prior to 1995 and an increase in revenues from the Company's bearings distribution business acquired in August, 1996. Gross profit margin from bearings distribution was 22.6% for the first quarter of 1997. As the Company's mix of products and services offered to customers matures, the Company expects that its gross profit margin from period to period will fluctuate between 27% to 31%.

The Company's operating expenses increased $1.3 million in the first quarter of 1997 compared with the first quarter of 1996, due to higher sales levels. The increase in absolute dollars from the first three months of 1996 versus the first three months of 1997 is due to higher selling and operating expenses as a result of higher sales levels principally achieved during 1997 as compared to 1996. Operating expenses as a percentage of sales declined, however, to 16.7% in the 1997 first quarter from 19.4% in the corresponding period of 1996, reflecting the continuing benefits of economies of scale and operating efficiencies.

Interest expense and amortization of deferred financing costs declined from period to period due to the repayment of $52,806,400 of indebtedness during the third quarter of 1996 from the proceeds of the Company's initial public offering.

As a result of the above factors, income before income taxes increased $1.3 million, or 37%, from $3.4 million to $4.7 million, respectively, from the three month period ended March 31, 1996 to the same period ending in 1997. Net income was $2.8 million, or $.33 per share for the first quarter of 1997, compared to net income, after accounting for pro forma income taxes, of $2.1 million, or $.40 per share for the first quarter of 1996. Weighted average shares outstanding were 8.6 million during the first quarter of 1997, compared to 5.4 million during the first quarter of 1996.

LIQUIDITY AND FINANCIAL RESOURCES

During the three month periods ended March 31, 1996 and 1997, the Company financed its working capital requirements primarily with its cash flow from financing activities, amounting to $5.1 million and $11.7 million, respectively. Cash flow used in operations for the three month periods ended March 31, 1996 and 1997 was $4.5 million and $13.9 million, respectively.

The Company's primary uses of cash to date have been investing activities and the repayment of indebtedness. Cash used in investing activities was $.3 million for the three month period ended March 31, 1996 and cash provided by investing activities was $1.5 million for the three month period ended March 31, 1997.

On July 2, 1996, the Company completed the repayment of indebtedness and restructuring of its credit facility per the terms of an Amended and Restated Credit Facility (the "Amended Credit Facility"), dated June 27, 1996. The Amended Credit Facility consists of (a) a term loan facility (the "Amended Term Loan") in an original principal amount of $20 million, and (b) a $50.0 million revolving loan, letter of credit and acquisition loan facility, subject to an availability calculation based on the eligible borrowing base (the "Amended Revolving Credit Facility"). The eligible borrowing base includes certain receivables and inventories of the Company. At March 31, 1997, the Company had availability under the Amended Credit Facility of approximately $13.4 million. The letter of credit portion of the Amended Revolving Credit Facility is subject to a $10.0 million sublimit and the acquisition loan portion of the Revolving Credit Facility is subject to a $30.0 million sublimit with the imposition of certain borrowing criteria based on the satisfaction of certain debt ratios. The unused portion of the acquisition loan portion of the Amended Revolving Credit Facility expires on the second anniversary of the closing date of the Amended Credit Facility. The interest rate on the Amended Credit Facility is, at the option of the Company, (a) prime plus a margin, or (b) LIBOR plus a margin, where the margin determination is made based upon the Company's financial performance over the prior 12 month period (ranging from 0.25% to 1.25% in the event prime is utilized, or 1.75% to 2.75% in the event LIBOR is utilized). At March 31, 1997, the margin was .75% for prime rate loans and 2.25% for LIBOR rate loans.

The Amended Term Loan amortizes in equal quarterly installments and terminates on December 1, 1999. Interim payments under the Amended Revolving Credit Facility will be made from daily collections of the Company's accounts receivable. The Amended Revolving Credit Facility will terminate on December 1, 1999. The Amended Credit Facility contains financial and other covenants of the Company and mandatory prepayment events, in the event of certain circumstances, as defined. At March 31, 1997, the Company was in compliance with all of its requirements under the Amended Credit Facility. The Amended Credit Facility also contains mandatory prepayment events and is secured by a lien on substantially all of the assets of the Company. At March 31, 1997, the outstanding balances under the Amended Term Loan and Amended Revolving Credit Facility were $20.4 million and $30.3 million, respectively.

During the three month period ended March 31, 1997, the Company incurred capital expenditures of approximately $.5 million, primarily to make enhancements to the Company's management information systems, telecommunication systems and other capital equipment and improvements.

The repayment of indebtedness with the net proceeds of the Company's June 1996 initial public offering improved the Company's liquidity by reducing both the Company's interest expense and the principal amount of the indebtedness required to be repaid in the future. The Company believes that cash flow from operations and borrowing availability under the Amended Credit Facility will be sufficient to satisfy the Company's anticipated working capital requirements over the next 12 months.

As part of its growth strategy, the Company intends to pursue acquisitions of bulk inventories of aircraft spare parts and complementary businesses. Additionally, the Company is currently evaluating the prospect of purchasing and implementing a new management information system and exploring the possibility of consolidating its various facilities into a single warehouse facility. Financing for such activities would be provided from operations and from the proceeds of the Amended Credit facility. The Company may also issue additional debt and/or equity securities or seek to borrow additional funds under its Amended Credit Facility in connection with its business activities.

                           PART II. Other Information

Item 1.     LITIGATION

            Not applicable

Item 2.     CHANGES IN SECURITIES

            Not applicable

Item 3.     DEFAULTS UPON SENIOR SECURITIES

            None

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

            None

Item 5.     OTHER INFORMATION

            None

Item 6.     EXHIBITS AND REPORTS ON FORMS 8-K

(C.)        EXHIBITS

EXHIBIT
   NO.      DESCRIPTION
----------  -----------

  27        Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             AVIATION SALES COMPANY

                             By: /s/ DALE S. BAKER
                                 ------------------------------------
                                 Dale S. Baker, President and
                                 Chief Executive Officer

                             By: /s/ JOSEPH E. CIVILETTO
                                 -----------------------------------
                                 Joseph E. Civiletto, Vice President
                                 And Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT                                                                     PAGE
-------                                                                     ----
  27           Financial Data Schedule