Form 10-Q
period 1997-06-30
AVIATION SALES CO
filed 1997-08-14
CIK 1012159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[Mark One]

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________________ to ________________

                           Commission File No. 1-11775

                             AVIATION SALES COMPANY
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                             65-0665658
 ------------------------------                               ------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)

      6905 NW 25TH STREET                                         33122
         MIAMI, FLORIDA                                          -------
 -------------------------------------                          (Zip Code)
(Address of principal executive offices)

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

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,562,500 shares of common stock, $.001 par value per share, were outstanding as of August 11, 1997.



                     AVIATION SALES COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                      DECEMBER 31, 1996   JUNE 30, 1997
                                                      -----------------   -------------
                                                                           (UNAUDITED)
              ASSETS
CURRENT ASSETS
  Cash and cash equivalents                             $    1,262,149    $    2,435,956
  Accounts receivable, net of allowances for doubtful
    accounts of $3,779,580 and $3,900,017 and
    allowances for sales returns of $1,227,598 and
    $1,249,098 in 1996 and 1997, respectively               37,086,899        50,662,620
  Inventories                                               72,974,397        89,644,998
  Prepaid expenses                                           4,067,332           985,226
  Deferred income taxes                                      1,972,410         2,639,029
                                                        --------------    --------------
           Total current assets                            117,363,187       146,367,829
                                                        --------------    --------------
SPARE PARTS ON LEASE, net of accumulated
  amortization of $2,601,069 in 1996 and $2,961,497
  in 1997                                                   17,950,783        22,444,293
                                                        --------------    --------------
FIXED ASSETS
  Property and equipment                                     4,333,070         5,490,251
  Less - Accumulated depreciation                           (2,027,197)       (2,455,453)
                                                        --------------    --------------
           Total fixed assets                                2,305,873         3,034,798
                                                        --------------    --------------
AMOUNTS DUE FROM RELATED PARTIES                             2,914,615         2,872,987
                                                        --------------    --------------
OTHER ASSETS
  Deposits and other                                           369,191           532,616
  Deferred income taxes                                      3,406,331         3,314,774
  Deferred financing costs, net                                872,568           789,474
                                                        --------------    --------------
           Total other assets                                4,648,090         4,636,864
                                                        --------------    --------------
           Total assets                                 $  145,182,548    $  179,356,771
                                                        ==============    ==============



                     AVIATION SALES COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Continued)

                                                     DECEMBER 31, 1996   JUNE 30, 1997
                                                     -----------------   -------------
                                                                          (UNAUDITED)
              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                      $  15,736,276   $  19,312,319
  Accrued expenses                                          7,746,156       7,262,938
  Income taxes payable                                        755,228       1,588,616
  Notes payable, current maturities
    Senior                                                  7,428,571       7,428,571
    Revolver                                               16,697,985      43,301,014
                                                        -------------   -------------
           Total current liabilities                       48,364,216      78,893,458
                                                        -------------   -------------
LONG-TERM LIABILITIES
  Deferred income                                             890,065       1,728,045
  Notes payable - Senior                                   14,857,143      11,142,857
                                                        -------------   -------------
           Total long-term liabilities                     15,747,208      12,870,902
                                                        -------------   -------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, none outstanding                                 --              --
  Common stock, $.001 par value, 30,000,000 shares
    authorized, 8,562,500 shares outstanding in 1996
    and 1997, respectively                                      8,563           8,563
  Additional paid-in capital                               71,305,305      71,305,305
  Retained earnings                                         9,757,256      16,278,543
                                                        -------------   -------------
           Total stockholders' equity                      81,071,124      87,592,411
                                                        -------------   -------------
           Total liabilities and stockholders' equity   $ 145,182,548   $ 179,356,771
                                                        =============   =============


              The accompanying notes are on integral part of these
                     condensed consolidated balance sheets.



                     AVIATION SALES COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                           (UNAUDITED)
                                                       FOR THE THREE MONTHS                  FOR THE SIX MONTHS
                                                           ENDED JUNE 30,                       ENDED JUNE 30,
                                                 -------------------------------   -----------------------------
                                                     1996               1997            1996              1997
                                                 --------------    -------------   -------------    -------------
OPERATING REVENUES
  Sales of aircraft parts, net                    $  33,240,026    $  47,567,442   $  66,618,869    $  94,241,539
  Rentals from leases and other                       2,918,858        3,090,745       5,094,161        5,467,384
  Gain on sale of spare parts on lease                     --            752,922            --            752,922
                                                  -------------    -------------   -------------    -------------
                                                     36,158,884       51,411,109      71,713,030      100,461,845
COST OF SALES                                        24,559,767       35,306,744      47,795,210       70,534,482
                                                  -------------    -------------   -------------    -------------
                                                     11,599,117       16,104,365      23,917,820       29,927,363
                                                  -------------    -------------   -------------    -------------
OPERATING EXPENSES
  Operating                                           2,057,011        2,949,927       4,570,775        5,687,432
  Selling                                             1,817,841        2,368,045       3,407,269        4,312,240
  General and administrative                          2,180,725        2,620,386       4,509,576        5,423,749
  Depreciation and amortization                         516,732          707,713         977,537        1,381,649
                                                  -------------    -------------   -------------    -------------
                                                      6,572,309        8,646,071      13,465,157       16,805,070
                                                  -------------    -------------   -------------    -------------
INCOME FROM OPERATIONS                                5,026,808        7,458,294      10,452,663       13,122,293
OTHER EXPENSES
  Interest expense and amortization of deferred
    financing costs                                   1,837,317        1,423,557       3,868,285        2,431,659
                                                  -------------    -------------   -------------    -------------
INCOME BEFORE INCOME TAXES                            3,189,491        6,034,737       6,584,378       10,690,634
INCOME TAX (BENEFIT) EXPENSE                           (714,459)       2,353,547        (714,459)       4,169,347
                                                  -------------    -------------   -------------    -------------
NET INCOME                                        $   3,903,950    $   3,681,190   $   7,298,837    $   6,521,287
                                                  =============    =============   =============    =============
EARNINGS PER SHARE:
  Net income per share                                             $        0.43                    $        0.76
                                                                   =============                    =============
PRO FORMA EARNINGS PER SHARE
(NOTE 3):

  Pro forma net income per share                  $        0.36                    $        0.74
                                                  =============                    =============
WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES
  OUTSTANDING                                         5,400,000        8,600,282       5,400,000        8,600,282
                                                  =============    =============   =============    =============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.


                     AVIATION SALES COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                       FOR THE SIX MONTHS
                                                                         ENDED JUNE 30,
                                                                 ----------------------------
                                                                      1996           1997
                                                                 ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                     $  7,298,837    $  6,521,287
  Adjustments to reconcile net income to net cash used
    in operating activities
    Depreciation and amortization                                   1,348,064       1,544,987
    Provision for doubtful accounts                                   334,247         570,000
    Increase in deferred income taxes                                (914,459)       (575,062)
    Gain on sale of spare parts on lease                                 --          (752,922)
    (Increase) decrease in accounts receivable, net                (2,500,461)    (14,145,721)
    (Increase) decrease in inventory                               (2,473,642)    (16,670,601)
    (Increase) decrease in prepaid expenses                          (240,706)      3,082,106
    (Increase) decrease in deposits and other                        (707,616)       (163,425)
    Increase (decrease) in accounts payable                        (1,218,698)      3,576,043
    Increase (decrease) in accrued expenses                         1,105,666        (483,218)
    Increase (decrease) in income taxes payable                        64,343         833,388
    Increase (decrease) in deferred income                             12,750         837,980
                                                                 ------------    ------------
           Net cash provided by (used in) operating activities      2,108,325     (15,825,158)
                                                                 ------------    ------------
CASH FLOW FROM INVESTING ACTIVITIES
  Purchases of equipment, net                                        (607,251)     (1,157,181)
  Purchase of spare parts on lease                                 (5,843,464)     (8,023,981)
  Proceeds from sale of spare parts on lease                             --         3,330,000
  Payments from related parties                                        56,268          41,628
                                                                 ------------    ------------
    Net cash used in investing activities                          (6,394,447)     (5,809,534)
                                                                 ------------    ------------
CASH FLOW FROM FINANCING ACTIVITIES
  Distribution to partners                                         (3,041,936)           --
  Repayment of senior debt                                         (5,000,000)           --
  Net borrowings under senior revolving facility                   15,763,592            --
  Net borrowings under new credit facility                               --        26,603,029
  Payment under new credit facility                                      --        (3,714,286)
  Payment of deferred financing costs                                (232,885)        (80,244)
                                                                 ------------    ------------
    Net cash provided by financing activities                       7,488,771      22,808,499
                                                                 ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                       3,202,649       1,173,807
                                                                 ------------    ------------
CASH AND CASH EQUIVALENTS, beginning of period                        253,307       1,262,149
                                                                 ------------    ------------
CASH AND CASH EQUIVALENTS, end of period                         $  3,455,956    $  2,435,956
                                                                 ============    ============
 Interest paid                                                   $  2,909,842    $  1,992,189
                                                                 ============    ============
 Income taxes paid                                               $    120,126    $  3,888,080
                                                                 ============    ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     AVIATION SALES COMPANY AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)

1.   BASIS OF PRESENTATION:

Interim Condensed Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited interim condensed financial statements should be read in conjunction with the Company's December 31, 1996 financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-11775).

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of Aviation Sales Company (the "Company") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1997 and the results of its operations and cash flows for the three and six month periods ended June 30, 1997 and 1996. The results of operations and cash flows for the six month period ended June 30, 1997 are not necessarily indicative of the results of operations or cash flows which may be reported for the year ending December 31, 1997.

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

2. ACQUISITIONS:

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

3. PRO FORMA DISCLOSURES:

Pro Forma Income Taxes

Prior to June 26, 1996, the business of the Company was conducted by a partnership and not subject to income taxes. As a result of the transfer of the net assets of the partnership to the Company and the initial public offering of its common stock in June 1996, the Company became subject to federal and state income taxes.

The following pro forma adjustments to record income taxes at the Company's estimated effective tax rate have been reflected in the pro forma earnings per share data presented in the accompanying condensed consolidated statements of income of all periods presented:

                                   FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                    ENDED JUNE 30, 1996   ENDED JUNE 30, 1996
                                   --------------------   -------------------
Historical income before
  income taxes                          $ 3,081,182           $ 6,584,378
Pro forma provision for
  income taxes                           (1,201,661)           (2,567,907)
                                        -----------           -----------

Pro form net income                     $ 1,879,521           $ 4,016,471
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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis should be read in conjunction with the information set forth under Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 15 through 22 of Aviation Sales Company's Annual Report on Form 10-K for the year ended December 31, 1996. This discussion contains forward looking information which involve risks and uncertainties and is based upon information currently available to the Company. Actual results could differ from those described herein and future results may be subject to numerous factors, many of which are beyond the control of the Company.

RESULTS OF OPERATIONS

Second quarter operating revenues rose 42.2% to $51.4 million, compared with $36.2 million for the same period last year. Operating revenues for the six months ended June 30, 1997 increased 40.1% to $100.5 million, compared with $71.7 million, for the same period last year. Operating revenues increased due to the Company's entrance into the bearings distribution business, increased revenues from leasing activities, the addition of new sales personnel, increased customer penetration, increased investment in and availability of inventory and the continued expansion of services offered to customers and customers utilizing the Company's services.

Gross profit increased 38.8% to $16.1 million for the second quarter ended June 30, 1997, compared with $11.6 million for the same period last year. Gross margin declined to 31.3% for the 1997 second quarter from 32.1% for the 1996 second quarter and increased from 28.2% for the 1997 first quarter. Gross profit for the first half of 1997 increased 25.1% to $29.9 million compared with $23.9 million for the same period in 1996. Gross margin declined to 29.8% for the first half of 1997 from 33.4% for the first half of 1996. The decline in gross profit margin compared to 1996 was expected as the mix of inventories sold during the period continued to reflect a declining contribution from higher margin bulk inventories acquired prior to 1995 and an increase in revenues from the Company's lower margin bearings distribution business acquired in August, 1996. Gross profit margin from bearings distribution was 17.4% for the second quarter of 1997. The Company expects that its gross margin from period to period will fluctuate between 27% and 31% of revenues based on the mix of products and services.

The Company's operating expenses increased $2.1 million in the second quarter of 1997 compared with the second quarter of 1996, due to higher sales levels resulting in higher selling and operating expenses as well as the increased costs associated with being a public company. Operating expenses as a percentage of operating revenues declined, however, to 16.8% in the 1997 second quarter from 18.2% in the corresponding period of 1996. Operating expenses were $13.5 million for the first half of 1996, or 18.8% of operating revenues, compared with $16.8 million for the first half of 1997, or 16.7% of operating revenues. Lower operating expenses as a percentage of operating revenues reflect the continuing benefits of economies of scale and operating efficiencies.

Interest expense and amortization of deferred financing costs declined from period to period due to the repayment of $52,806,400 of indebtedness during the third quarter of 1996 from the proceeds of the Company's initial public offering.

As a result of the above factors, income before income taxes increased $2.8 million, or 89%, from $3.2 million to $6.0 million, respectively, from the three month period ended June 30, 1996 to the same period ending in 1997. Income before income taxes for the first half of 1997 increased 62% to $10.7 million, compared with $6.6 million, for the same period last year.

After accounting for pro forma income taxes (as if the Company had been taxed as a C Corporation), pro forma net income for the three and six months ended June 30, 1996 were $1.9 million ($0.36 per share) and $4.0 million ($0.74 per share), respectively, as compared to net income of $3.7 million ($0.43 per share) and $6.5 million ($0.76 per share), respectively for the three and six months ended June 30, 1997. Weighted average shares outstanding were 8.6 million during the three and six months ended June 30, 1997, compared to 5.4 million during the three and six periods ended June 30, 1996.

LIQUIDITY AND FINANCIAL RESOURCES

Cash provided by operations was $2.1 million for the six month period ended June 30, 1996 and cash used in operations was $15.8 million for the six month period ended June 30, 1997. Cash used in investing activities for the six month periods ended June 30, 1996 and 1997 was $6.4 million and $5.8 million, respectively. During the six month periods ended June 30, 1996 and 1997, the Company financed its operating and investing activities primarily with its cash flow from financing activities, amounting to $7.5 million and $22.8 million, respectively.

On July 2, 1996, the Company completed the repayment of indebtedness and restructuring of its credit facility per the terms of an Amended and Restated Credit Facility (the "Amended Credit Facility"), dated June 27, 1996. The Amended Credit Facility consists of (a) a term loan facility (the "Amended Term Loan") in an original principal amount of $20 million, and (b) a $50.0 million revolving loan, letter of credit and acquisition loan facility, subject to an availability calculation based on the eligible borrowing base (the "Amended Revolving Credit Facility"). The eligible borrowing base includes certain receivables and inventories of the Company. At June 30, 1997, the Company had availability under the Amended Credit Facility of approximately $10.5 million. On May 19, 1997, the Amended Revolving Credit Facility was amended and increased by an additional $10.0 million. On July 7, 1997, the Amended Revolving Credit Facility was further amended and increased by an additional $10.0 million for a period from July 7, 1997 through August 31, 1997. Both of such increases are temporary and at September 1, 1997 the amount of Amended Revolving Credit Facility will return to the amount in effect prior to such amendments. The letter of credit portion of the Amended Revolving Credit Facility is subject to a $10.0 million sublimit and the acquisition loan portion of the Amended Revolving Credit Facility is subject to a $30.0 million sublimit with the imposition of certain borrowing criteria based on the satisfaction of certain debt ratios. The unused portion of the acquisition loan portion of the Amended Revolving Credit Facility expires on the second anniversary of the closing date of the Amended Credit Facility. The interest rate on the Amended Credit Facility is, at the option of the Company, (a) prime plus a margin, or (b) LIBOR plus a margin, where the margin determination is made based upon the Company's financial performance over the prior 12 month period (ranging from 0.25% to 1.25% in the event prime is utilized, or 1.75% to 2.75% in the event LIBOR is utilized). At June 30, 1997, the margin was .75% for prime rate loans and 2.25% for LIBOR rate loans.

The Amended Term Loan amortizes in equal quarterly installments and terminates on December 1, 1999. Interim payments under the Amended Revolving Credit Facility will be made from daily collections of the Company's accounts receivable. The Amended Revolving Credit Facility will terminate on

December 1, 1999. The Amended Credit Facility contains financial and other covenants and mandatory prepayment events, as defined. At June 30, 1997, the Company was in compliance with all covenants of the Amended Credit Facility. The Amended Credit Facility is secured by a lien on substantially all of the assets of the Company. At June 30, 1997, the outstanding balances under the Amended Term Loan and Amended Revolving Credit Facility were $18.6 million and $43.3 million, respectively.

During the six month period ended June 30, 1997, the Company incurred capital expenditures of approximately $1.2 million, primarily to make enhancements to the Company's management information systems, telecommunication systems and other capital equipment and improvements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Not Applicable.

                           PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

          Not applicable

Item 2. CHANGES IN SECURITIES

          Not applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

          None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None

Item 5. OTHER INFORMATION

          None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)       EXHIBITS

EXHIBIT NO.  DESCRIPTION
-----------  -----------

10.1         Amendment No. 2 to Amended and Restated Credit Agreement

10.2         Amendment No. 3 to Amended and Restated Credit Agreement

27           Financial Data Schedule

(b)       REPORTS ON FORM 8-K

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         AVIATION SALES COMPANY

                         By: /s/ DALE S. BAKER                   August 14, 1997
                             ----------------------------
                             Dale S. Baker, President and
                             Chief Executive Officer

                         By: /s/ JOSEPH E. CIVILETTO             August 14, 1997
                             -----------------------------
                             Joseph E. Civiletto, Vice President
                             and Chief Financial Officer

                                 EXHIBITT INDEX


EXHIBIT                                                                PAGE
-------                                                                ----

10.1      Amendment No. 2 to Amended and Restated Credit Agreement      14

10.2      Amendment No. 3 to Amended and Restated Credit Agreement      18

27        Financial Data Schedule