Form 10-Q
period 1997-09-30
AVIATION SALES CO
filed 1997-11-14
CIK 1012159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[Mark One]

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                 OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                           Commission File No. 1-11775

                             AVIATION SALES COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                          65-0665658
 ------------------------------                         -------------------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                         Identification No.)


         6905 NW 25TH STREET
           MIAMI, FLORIDA                                      33122
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (305) 592-4055

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,204,231 shares of common stock, $.001 par value per share, were outstanding as of November 12, 1997.



                    AVIATION SALES COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 DECEMBER 31, 1996     SEPTEMBER 30, 1997
                                                 -----------------     ------------------
                                                                           (Unaudited)
    ASSETS
CURRENT ASSETS
  Cash and cash equivalents                        $   1,262,149         $   1,802,253
  Accounts receivable, net of allowances
    for doubtful accounts of $3,779,580
    and $4,622,300 and allowances for sales
    returns of $1,227,598 and $1,274,098 in
    1996 and 1997, respectively                       37,086,899            57,258,782
  Inventories                                         72,974,397           114,822,960
  Prepaid expenses                                     4,067,332             2,620,601
  Deferred income taxes                                1,972,410             2,639,029
                                                   -------------         -------------
     Total current assets                            117,363,187           179,143,625
                                                   -------------         -------------

SPARE PARTS ON LEASE, net of accumulated
  amortization of $2,601,069 in 1996 and
  $3,488,330 in 1997                                  17,950,783            21,851,953
                                                   -------------         -------------

FIXED ASSETS
  Property and equipment                               4,333,070             8,709,344
  Less - Accumulated depreciation                     (2,027,197)           (3,230,174)
                                                   -------------         -------------
      Total fixed assets                               2,305,873             5,479,170
                                                   -------------         -------------

AMOUNTS DUE FROM RELATED PARTIES                       2,914,615             2,928,056
                                                   -------------         -------------


OTHER ASSETS
  Deposits and other                                     804,246             1,148,890
  Deferred income taxes                                3,406,331             3,314,774
  Deferred financing costs, net                          872,568             2,035,614
                                                   -------------         -------------
      Total other assets                               5,083,145             6,499,278
                                                   -------------         -------------

      Total assets                                 $ 145,617,603         $ 215,902,082
                                                   =============         =============

                     AVIATION SALES COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED

                                                          DECEMBER 31, 1996   SEPTEMBER 30, 1997
                                                          -----------------   ------------------
                                                                                  (Unaudited)

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                          $ 15,736,288        $ 20,407,734
  Accrued expenses                                             7,746,156          12,459,937
  Income taxes payable                                           755,216           2,652,243
  Notes payable, current maturities
    Senior                                                     7,428,571           4,243,788
    Revolver                                                  16,697,985          60,383,112
                                                            ------------        ------------
       Total current liabilities                              48,364,216         100,146,814
                                                            ------------        ------------

LONG-TERM LIABILITIES
  Deferred income                                                890,065           1,074,465
  Notes payable - Senior                                      14,857,143          21,485,150
                                                            ------------        ------------
      Total long-term liabilities                             15,747,208          22,559,615
                                                            ------------        ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 1,000,000 shares
  authorized, none outstanding                                      --                  --
Common stock, $.001 par value, 30,000,000 shares
  authorized, 9,183,470 and 9,202,499 shares
  outstanding at December 31, 1996 and September 30,
  1997, respectively                                               9,183               9,202
Additional paid-in capital                                    71,364,684          71,772,487
Retained earnings                                             10,132,312          21,413,964
                                                            ------------        ------------
      Total stockholders' equity                              81,506,179          93,195,653
                                                            ------------        ------------
      Total liabilities and stockholders' equity            $145,617,603        $215,902,082
                                                            ============        ============

The accompanying notes are an integral part of these condensed consolidated financial statements.


                     AVIATION SALES COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATMENTS OF INCOME

                                  (UNAUDITED)


                                                FOR THE THREE MONTHS                  FOR THE NINE MONTHS
                                           ----------------------------       -------------------------------
                                                 ENDED SEPTEMBER 30,                  ENDED SEPTEMBER 30,
                                           ----------------------------       -------------------------------
                                               1996             1997                1996            1997
                                           ------------     ------------       -------------     ------------
OPERATING REVENUES
  Sales of aircraft parts, net            $ 38,233,172     $ 62,852,941       $ 104,815,265     $165,883,534
  Rentals from leases and other              2,947,952        2,373,706           8,078,329        7,841,090
  Gain on sale of spare parts on lease            --               --                  --            752,922
                                          ------------     ------------       -------------     ------------
                                            41,181,124       65,226,647         112,893,594      174,477,546
COST OF SALES                               28,039,907       45,588,947          75,834,953      122,712,277
                                          ------------     ------------       -------------     ------------
                                            13,141,217       19,637,700          37,058,641       51,765,269
                                          ------------     ------------       -------------     ------------
OPERATING EXPENSES
  Operating                                  2,293,686        3,916,965           6,864,461       11,026,918
  Selling                                    1,703,906        2,546,726           5,110,779        6,858,966
  General and administrative                 2,647,682        3,471,988           7,157,258        8,895,737
  Depreciation and amortization                584,477          776,227           1,562,014        2,157,876
                                          ------------     ------------       -------------     ------------
                                             7,229,751       10,711,906          20,694,512       28,939,497
                                          ------------     ------------       -------------     ------------
INCOME FROM OPERATIONS                       5,911,466        8,925,794          16,364,129       22,825,772

OTHER EXPENSES
  Interest expenses and amortization
    of deferred financing costs                746,489        1,825,981           4,614,774        4,331,261
                                          ------------     ------------       -------------     ------------
INCOME BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                     5,164,977        7,099,813          11,749,355       18,494,511

INCOME TAX (BENEFIT) EXPENSE                (1,776,311)       2,768,927          (2,490,770)       7,212,859
                                          ------------     ------------       -------------     ------------

INCOME BEFORE EXTRAORDINARY ITEM             6,941,288        4,330,886          14,240,125       11,281,652

EXTRAORDINARY ITEM, NET OF INCOME
  TAXES (Note 3)                             1,862,140             --             1,862,140             --
                                          ------------     ------------       -------------     ------------
NET INCOME                                $  5,079,148     $  4,330,886       $  12,377,985     $ 11,281,652
                                          ============     ============       =============     ============
EARNINGS PER SHARE:
  Net income per share                                     $       0.47                         $       1.22
                                                           ============                         ============
PRO FORMA EARNINGS PER SHARE (Note 3):

  Pro forma net income per share          $       0.14                        $        0.75
                                          ============                        =============
WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING              9,019,127        9,242,352           7,027,650        9,231,661
                                          ============     ============       =============     ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    AVIATION SALES COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                             FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                            ---------------------------------------
                                                                  1996                   1997
                                                            ----------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                  $ 12,377,985           $ 11,281,652
  Adjustments to reconcile net income to
    net cash used in operating activities
      Depreciation and amortization                              2,093,405              2,414,425
      Gain on sale of spare parts on lease                            --                 (752,922)
      Provision for doubtful accounts                              620,000              1,331,063
      Increase in deferred income taxes                         (4,860,741)              (575,062)
      Extraordinary item, net of income taxes                    1,862,140                   --
      (Increase) decrease in accounts receivable, net           (7,654,317)           (21,502,946)
      (Increase) decrease in inventory                          (9,278,096)           (41,848,563)
      (Increase) decrease in prepaid expenses                     (709,414)             1,446,731
      (Increase) decrease in deposits and other                    498,259               (344,644)
      Increase (decrease) in accounts payable                    1,870,045              4,671,446
      Increase (decrease) in accrued expenses                    2,456,224              4,713,781
      Increase (decrease) in income taxes payable                1,590,810              1,897,027
      Increase (decrease) in deferred income                        12,750                184,400
                                                              ------------           ------------
          Net cash provided by (used in) operating
            activities                                             879,050            (37,083,612)
                                                              ------------           ------------
CASH FLOW FROM INVESTING ACTIVITIES
  Purchases of equipment, net                                     (942,617)            (3,850,941)
  Purchase of spare parts on lease                              (6,819,324)            (7,958,480)
  Proceeds from sales of spare parts on lease                         --                3,330,000
  Purchase of certain assets of the business of
    Dixie Bearings, Incorporated                                (9,090,481)                  --
  Payments (to) from related parties                                53,686                (13,441)
                                                              ------------           ------------
          Net cash used in investing activities                (16,798,736)            (8,492,862)
                                                              ------------           ------------
CASH FLOW FROM FINANCING ACTIVITIES
   Borrowings under original credit facility                    15,763,592                   --
   Payments under original credit facility                      (5,000,000)                  --
   Payment of initial public offering proceeds
     to original credit facility                               (52,806,400)                  --
   Payment to J/T Aviation Partners                            (10,160,250)                  --
   Borrowings under new credit facility                          5,121,812             43,685,127
   Payment under new credit facility                            (1,857,143)            (3,714,286)
   Issuance of senior debt under acquisition subfacility         6,000,000                   --
   Borrowings under term loan                                         --                7,157,510
   Distributions to partners                                    (3,041,936)                  --
   Proceeds from common stock offering                          64,769,097                   --
   Stock options exercised                                            --                  407,822
   Payment of deferred financing costs                          (1,511,404)            (1,419,595)
                                                              ------------           ------------
         Net cash provided by financing activities              17,277,368             46,116,578
                                                              ------------           ------------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                                    1,357,682                540,104
                                                              ------------           ------------
CASH AND CASH EQUIVALENTS, beginning of period                     253,307              1,262,149
                                                              ------------           ------------
CASH AND CASH EQUIVALENTS, end of period                      $  1,610,989           $  1,802,253
                                                              ============           ============

  Interest paid                                               $  4,114,302           $  3,256,744
                                                              ============           ============
  Income taxes paid                                           $    516,000           $  5,948,018
                                                              ============           ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AVIATION SALES COMPANY AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                               September 30, 1997
                                   (UNAUDITED)


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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of Aviation Sales Company (the "Company") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30,1997 and the results of its operations and cash flows for the three and nine month periods ended September 30, 1997 and 1996. The results of operations and cash flows for the nine month period ended September 30, 1997 are not necessarily indicative of the results of operations or cash flows which may be reported for the year ending December 31, 1997.

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

Recently Issued Accounting Standards

Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), is effective for fiscal years ending after December 15, 1997. This statement specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. Basic and diluted earnings per share computed in accordance with SFAS No. 128 for the three and nine months ended September 30, 1996 and 1997 do not differ materially from primary and fully diluted earnings per share as presented.

2.   ACQUISITIONS:

On September 30, 1997, the Company acquired Aerocell Structures, Inc. ("Aerocell") for consideration of 620,970 shares of the Company's common stock. Although the acquisition is accounted for using the pooling of interests method of accounting, the accompanying consolidated statements of income, stockholders' equity and cash flows prior to December 31, 1996 have not been restated to give retroactive effect for the acquisition due to the immateriality of the restated amounts. As a result of the Aerocell acquisition, the Company's operating revenues for the nine months ended September 30, 1997 increased by approximately $14.3 million.

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

On August 9, 1996, the Company completed the acquisition of certain assets of the business of Dixie Bearings, Incorporated ("Dixie") relating primarily to the sale of new bearings for use in aircraft for a purchase price of approximately $9 million. The acquisition was accounted for using the purchase method of accounting. Accordingly, the operations of Dixie since the acquisition have been included in the accompanying consolidated financial statements from the date of acquisition. The historical operations of Dixie, when compared to the historical operations of the Company, are not significant. For the nine months ended September 30, 1996 and 1997, revenues from Dixie's operations were $2.5 million and $16.2 million, respectively.


3.   PRO FORMA DISCLOSURES:

Pro Forma Income Taxes

Prior to June 26, 1996 the business of the Company was conducted by a partnership and was not subject to income taxes. As a result of the transfer of the net assets of the partnership to the Company and the initial public offering of its common stock in June 1996, the Company became subject to federal and state income taxes.

The following pro forma adjustments to record income taxes at the Company's estimated effective tax rate have been reflected in the pro forma earnings per share data presented in the accompanying condensed consolidated statements of income of all periods presented:

                                                FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                                --------------------------   -------------------------
                                                     SEPTEMBER 30, 1996          SEPTEMBER 30, 1996
                                                --------------------------   -------------------------
Historical income before income taxes
     and extraordinary item                              $5,164,977                 $11,749,355
Pro forma provision for income taxes                      2,014,341                   4,582,248
                                                         ----------                 -----------

Pro forma income before extraordinary item                3,150,636                   7,167,107

Extraordinary item, net of income taxes                   1,862,140                   1,862,140
                                                         ----------                 -----------

Pro forma net income                                     $1,288,496                 $ 5,304,967
                                                         ==========                 ===========


Pro Forma Net Income Per Share

Pro forma net income per share has been computed by dividing pro forma net income by the weighted average number of common and common equivalent shares outstanding during the period. Outstanding stock options are considered common stock equivalents and are included in the calculation using the treasury stock method.

4.    NOTES PAYABLE:

On August 22, 1997, the Company amended its bank lending agreement pursuant to the terms of a Second Amended and Restated Credit Agreement ( the "Second Amended Credit Agreement"). Pursuant to the Second Amended Credit Agreement, the Company has obtained a credit facility consisting of (a) a term loan facility (the "Second Amended Term Loan"), in a principal amount of $18.6 million, and
(b) a $106.4 million revolving loan, letter of credit and acquisition loan facility, subject to an availability calculation based on the eligible borrowing base (the "Second Amended Revolving Credit Facility"). The eligible borrowing base includes certain receivables and inventories of the Company. At September 30, 1997, the Company had availability under the Second Amended Revolving Credit Facility of approximately $45.7 million. The letter of credit portion of the Second Amended Revolving Credit Facility is subject to a $15 million sublimit and the acquisition loan portion of the Second Amended Revolving Credit Facility is subject to a $30 million sublimit, with the imposition of certain borrowing criteria based on the satisfaction of certain debt ratios. The unused portion of the acquisition loan portion of the Second Amended Revolving Credit Facility expires on August 21, 1999. The interest rate on the Second Amended Credit Agreement is, at the option of the Company, (a) prime plus a margin, or (b) LIBOR plus a margin, where the margin determination is made based upon the Company's financial performance over the prior 12 month period (ranging from 0.25% to 1.25% in the event prime is utilized, or 1.50% to 2.75% in the event LIBOR is utilized). At September 30, 1997, the margin was 0.25% for the prime rate loans and 1.75% for the LIBOR loans.

The Second Amended Term Loan amortizes in equal quarterly installments and terminates on July 31, 2002. Interim payments under the Second Amended Revolving Credit Facility will be made from daily collections of the Company's accounts receivable. The Second Amended Revolving Credit Facility will terminate on July 31, 2002. The Second Amended Credit Agreement contains financial and other covenants and mandatory prepayment events, as defined. At September 30, 1997, the Company was in compliance with all covenants of the Second Amended Credit Agreement. The Second Amended Credit Agreement is secured by a lien on substantially all of the assets of the Company. At September 30, 1997, the outstanding balances under the Second Amended Term Loan and Second Amended Revolving Credit Facility were $18.6 million and $60.4 million, respectively.

On August 5, 1997, the Company entered into a term loan agreement in a principal amount of $7.2 million to finance certain equipment and rotable parts on long term lease which secure the loan. This loan is payable in 59 consecutive equal monthly payments of $91,750 commencing September 14, 1997, with a final balloon payment due on August 14, 2002. Interest on this term loan is fixed at 8.21%. The Company has leased the underlying equipment and rotable parts to unrelated third parties. Interim payments under the term loan will be made from the proceeds of these parts leases. This term loan contains financial and other covenants and mandatory prepayment events, as defined. At September 30, 1997, the Company was in compliance with all covenants of this term loan.

5.    SUBSEQUENT EVENTS:

On October 17, 1997 the Company completed the acquisition of substantially all of the assets of the business of Kratz-Wilde Machine Company, a Kentucky corporation ("Kratz-Wilde") for a purchase price of approximately $42.5 million in cash and notes and the assumption of certain liabilities of Kratz-Wilde in the approximate amount of $2.5 million. Kratz-Wilde specializes in the manufacture of machined components primarily for jet engines, and also produces some automotive and faucet components. The acquisition was accounted for using the purchase method of accounting.

On October 17, 1997, the Company amended its bank lending agreement pursuant to the terms of a Third Amended and Restated Credit Agreement (the "Third Amended Credit Agreement"), which supersedes the agreement referred to in Note 4 above. Pursuant to the Third Amended Credit Agreement, the Company has obtained a credit facility consisting of (a) a term loan facility (the "Third Amended Term Loan") in a principal amount of $18.6 million, and (b) a $131.4 million revolving loan, letter of credit and acquisition loan facility, subject to an availability calculation based on the eligible borrowing base (the "Third Amended Revolving Credit Facility"). The eligible borrowing base includes certain receivables and inventories of the Company. The letter of credit portion of the Third Amended Revolving Credit Facility is subject to a $15 million sublimit and the acquisition loan portion of the Third Amended Revolving Credit Facility is subject to a $40 million sublimit, with the imposition of certain borrowing criteria based on the satisfaction of certain debt ratios. The interest rate on the Third Amended Credit Agreement is, at the option of the Company, (a) prime plus a margin, or (b) LIBOR plus a margin, where the margin determination is made based upon the Company's financial performance over the 12 month period (ranging from 0.0% to 1.25% in the event prime is utilized, or 1.50% to 2.75% in the event LIBOR is utilized). At October 17, 1997, the margin was .25% for prime rate loans and 1.75% for LIBOR rate loans.

The Third Amended Term Loan, as well as any portion of the revolving credit facility utilized to make acquisitions, amortizes in equal quarterly installments and terminates on July 31, 2002. Interim payments under the Third Amended Revolving Credit Facility will be made from daily collections of the Company's accounts receivable. The Third Amended Revolving Credit Facility will terminate on July 31, 2002. The Third Amended Credit Agreement contains financial and other covenants and mandatory prepayment events, as defined. At October 17, 1997, the Company was in compliance with all covenants of the Third Amended Credit Agreement. The Third Amended Credit Agreement is secured by a lien on substantially all of the assets of the Company. Following the acquisition of Kratz-Wilde on October 17, 1997, the outstanding balances under the Third Amended Term Loan and Third Amended Revolving Credit Facility were $58.6 million (including $40 million borrowed under the acquisition subfacility) and $70.6 million, respectively.

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

RESULTS OF OPERATIONS

Third quarter operating revenues rose 58.4% to $65.2 million, compared with $41.2 million for the same period last year. Operating revenues for the nine months ended September 30, 1997 increased 54.6% to $174.5 million, compared with $112.9 million, for the same period last year. On September 30, 1997, the Company acquired Aerocell Structures, Inc. for consideration of 620,970 shares of the Company's common stock. The acquisition was accounted for using the pooling of interests method of accounting, and therefore, the Company's consolidated statement of income and cash flows for the nine months ended September 30, 1997 reflect the results of operations for Aerocell. The consolidated statement of income and cash flows for the nine months ended September 30, 1996 has not been restated to give retroactive effect for the acquisition due to the immateriality of the prior year amounts. Operating revenues from Aerocell were $5.4 million and $14.3 million respectively for the three and nine month periods ending September 30, 1997. Operating revenues also increased due the inclusion of a full quarter of sales in the Company's bearings distribution business which was acquired during the third quarter of 1996, increased revenues from leasing activities, increased customer penetration, increased sales due to the Company's investment in and availability of increased amounts of inventory and the continued expansion of inventory management services being offered to and utilized by the Company's customers.

Gross profit increased 49.4% to $19.6 million for the third quarter ended September 30, 1997, compared with $13.1 million for the same period last year. Gross profit margin declined to 30.1% for the 1997 third quarter from 31.9% for the 1996 third quarter. Gross profit for the nine months ended September 30, 1997 increased 39.7% to $51.8 million compared with $37.1 million for the same period in 1996. Gross margin declined to 29.7% for the first nine months of 1997 from 32.8% for the same period in 1996. The decline in gross profit margin compared to 1996 was expected as the mix of inventories sold during the 1997 period continued to reflect a declining contribution from bulk inventories acquired prior to 1995 and an increase in revenues from the Company's bearings distribution business acquired in August 1996. Gross profit margin from the Company's bearings distribution business was 19.8% for the first nine months of 1997. As the Company's mix of products and services offered to customers matures, the Company expects that its gross profit margin from period to period will fluctuate between approximately 27% and 31%.


The Company's operating expenses increased $3.5 million in the third quarter of 1997 compared with the third quarter of 1996, due to costs of $0.9 million associated with Aerocell's operations and due to higher sales levels resulting in higher selling and operating expenses. Operating expenses as a percentage of sales declined, however, to 16.4% in the 1997 third quarter from

17.6% in the corresponding period of 1996, reflecting the continuing benefits of economies of scale and operating efficiencies.


Interest expense and amortization of deferred financing costs increased from period to period due to net borrowings of $47.1 million during the first nine months of 1997 to finance inventory acquisitions and spare parts and engines held for lease.

As a result of the above factors, income before income taxes and extraordinary item increased $1.9 million, or 37.5%, from $5.2 million to $7.1 million, respectively, from the three month period ended September 30, 1996 compared to the same period ending in 1997. Income before income taxes and extraordinary item for the first nine months of 1997 increased 57.4% to $18.5 million, compared with $11.7 million, for the same period last year.

After accounting for pro forma income taxes (as if the Company had been taxed as a C Corporation) and extraordinary item, pro forma net income for the three and nine months ended September 30, 1996 were $1.3 million ($0.14 per share) and $5.3 million ($0.75 per share), respectively, as compared to net income of $4.3 million ($0.47 per share) and $11.3 million ($1.22 per share), respectively for the three and nine months ended September 30, 1997. Weighted average shares outstanding were 9.24 million and 9.23 million, respectively, during the three and nine months ended September 30, 1997, compared with 9.02 million and 7.03 million, respectively, for the three and nine months ended September 30, 1996.

LIQUIDITY AND FINANCIAL RESOURCES

Cash provided by operations was $0.9 million for the nine months ended September 30, 1996 and cash used in operations was $37.1 million for the nine months ended September 30, 1997. Cash used in investing activities for the nine month periods ended September 30, 1996 and 1997 was $16.8 million and $ 8.5 million, respectively. During the nine month periods ended September 30, 1996 and 1997, the Company financed its operating and investing activities primarily with its cash flow from financing activities, amounting to $17.3 million and $46.1 million, respectively.

On October 17, 1997, the Company amended its bank lending agreement pursuant to the terms of a Third Amended and Restated Credit Agreement (the "Third Amended Credit Agreement"). Pursuant to the Third Amended Credit Agreement, the Company has obtained a credit facility consisting of (a) a term loan facility (the "Third Amended Term Loan") in a principal amount of $18.57 million, and (b) a $131.43 million revolving loan, letter of credit and acquisition loan facility, subject to an availability calculation based on the eligible borrowing base (the "Third Amended Revolving Credit Facility"). The eligible borrowing base includes certain receivables and inventories of the Company. The letter of credit portion of the Third Amended Revolving Credit Facility is subject to a $15 million sublimit and the acquisition loan portion of the Third Amended Revolving Credit Facility is subject to a $40 million sublimit, with the imposition of certain borrowing criteria based on the satisfaction of certain debt ratios. The interest rate on the Third Amended Credit Agreement is, at the option of the Company, (a) prime plus a margin, or (b) LIBOR plus a margin, where the margin determination is made based upon the Company's financial performance over the 12 month period (ranging from 0.0% to 1.25% in the event prime is utilized, or 1.50% to 2.75% in the event LIBOR is utilized). At October 17, 1997, the margin was .25% for prime rate loans and 1.75% for LIBOR rate loans.

The Third Amended Term Loan, as well as any portion of the revolving credit facility utilized to make acquisitions, amortizes in equal quarterly installments and terminates on July 31, 2002.

Interim payments under the Third Amended Revolving Credit Facility will be made from daily collections of the Company's accounts receivable. The Third Amended Revolving Credit Facility will terminate on July 31, 2002. The Third Amended Credit Agreement contains financial and other covenants and mandatory prepayment events, as defined. At October 17, 1997, the Company was in compliance with all covenants of the Third Amended Credit Agreement. The Third Amended Credit Agreement is secured by a lien on substantially all of the assets of the Company. At October 17, 1997, the outstanding balances under the Third Amended Term Loan and Third Amended Revolving Credit Facility were $58.6 million (including $40 million borrowed under the acquisition subfacility to complete the acquisition of the assets of Kratz-Wilde) and $70.6 million, respectively.

On August 5, 1997, the Company entered into a term loan agreement in a principal amount of $7.2 million to finance certain equipment and rotable parts on long-term lease, which secure the loan. This loan is payable in 59 consecutive equal monthly payments of $91,750 commencing September 14, 1997, with a final balloon payment due on August 14, 2002. Interest on this term loan is fixed at 8.21%. The Company has leased the underlying equipment and rotable parts to unrelated third parties. Interim payments under the term loan will be made from the proceeds of these parts leases. This term loan contains financial and other covenants and mandatory prepayment events, as defined. At September 30, 1997, the Company was in compliance with all covenants of this term loan.

During the three and nine month periods ended September 30, 1997, the Company incurred capital expenditures of approximately $2.6 million and $3.9 million, respectively, primarily to make enhancements to the Company's management information systems, telecommunication systems and other capital equipment and improvements.

The repayment of indebtedness with the net proceeds of the Company's June 1996 initial public offering improved the Company's liquidity by reducing both the Company's interest expense and the principal amount of the indebtedness required to be repaid in the future. The Company believes that cash flow from operations and borrowing availability under the Third Amended Credit Agreement will be sufficient to satisfy the Company's anticipated working capital requirements over the next 12 months.

As part of its growth strategy, the Company intends to continue to pursue acquisitions of bulk inventories of aircraft spare parts and complementary businesses. Additionally, the Company is currently evaluating the prospect of purchasing and implementing a new management information system and exploring the possibility of consolidating its various facilities into a single warehouse facility. Financing for such activities would be provided from operations and from the proceeds of the Third Amended Credit Agreement. The Company may also issue additional debt and/or equity securities or seek to borrow additional funds under its Third Amended Credit Agreement in connection with its business activities.

ITEM 2:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                           PART II. OTHER INFORMATION


Item 1.      LITIGATION

             Not applicable

Item 2.      CHANGES IN SECURITIES

             Not applicable

Item 3.      DEFAULTS UPON SENIOR SECURITIES

             None

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

                   At the Company's 1997 Annual Meeting of Stockholders on
             September 19, 1997, the stockholders of the Company voted upon and elected the following directors and approved and adopted the following proposals:

              (A)  DIRECTOR NOMINEE      VOTES CAST FOR       VOTES WITHHELD
                   ----------------      --------------       --------------

                    Kazutami Okui          5,685,408              1,360
                                         ---------------      --------------
                    Sam Humphreys          5,685,408              1,360
                                         ---------------      --------------


                   (B) To ratify the selection of Arthur Andersen LLP as
              Company's independent auditors for the 1997 fiscal year (5,683,808 votes were cast in favor of this proposal, 2,000 votes were cast against this proposal and there were 960 abstentions and broker non-votes).

Item 5.      OTHER INFORMATION

             None

Item 6.      EXHIBITS AND REPORTS ON FORMS 8-K

(a)           EXHIBITS

EXHIBIT NO.  DESCRIPTION

     10.1       Second Amended and Restated Credit Agreement dated as of
                August 22, 1997 among Aviation Sales Operating Company, the Company, the Lenders and Citicorp USA, Inc., as agent (Incorporated by reference from the Company's Current Report on Form 8-K filed October 14, 1997)

     10.2 Merger Agreement by and among Aviation Sales Company, AVS/ASI Merger Corp., Aerocell Structures, Inc. ("Aerocell") and the shareholders of Aerocell, dated as of September 30, 1997 (Incorporated by reference from the Company's Current Report on Form 8-K filed October 15, 1997).

     10.3 Asset Purchase Agreement by and between Aviation Sales Company and Kratz-Wilde Machine Company (Incorporated by reference from the Company's Current Report on Form 8-K filed November 3,
                1997).

     10.4 Third Amended and Restated Credit Agreement dated as of October 17, 1997 among Aviation Sales Operating Company, Aerocell Structures, Inc., AVS/Kratz-Wilde Machine Company, the Company, the Lenders, and Citicorp USA, Inc., as agent (Incorporated by reference from the Company's Current Report on Form 8-K filed November 3, 1997).


     27         Financial Data Schedule

   (b)          REPORTS ON FORM 8-K

                No reports on Form 8-K were filed during the third quarter.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           AVIATION SALES COMPANY


                           By: /s/ DALE S. BAKER
                              ----------------------------
                              Dale S. Baker, President and     November 14, 1997
                              Chief Executive Officer



                          By: /s/ JOSEPH E. CIVILETTO
                             -----------------------------
                             Joseph E. Civiletto,
                             Vice President and               November 14, 1997
                             Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT                   DESCRIPTION
-------                   -----------

  27                FINANCIAL DATA SCHEDULE