Form 10-K
period 1997-12-31
AVIATION SALES CO
filed 1998-03-31
CIK 1012159

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended DECEMBER 31, 1997

                           Commission File No. 1-11775


                             AVIATION SALES COMPANY
              ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                           65-0665658
-------------------------------                            ------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

 6905 N.W. 25TH STREET, MIAMI, FLORIDA                           33122
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)


                                 (305) 592-4055
                         -------------------------------
                         (Registrant's telephone number)


      Securities registered pursuant to Section 12(b) of the Exchange Act:

     TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
----------------------------          -----------------------------------------
Common Stock, par value $.001                  New York Stock Exchange
            per share

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

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) is contained hereon, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 26, 1998, 9,586,871 shares of Common Stock were outstanding and the aggregate market value (based on the closing price on the New York Stock Exchange on March 26, 1998, which was $43.25 per share) of the Common Stock held by non-affiliates was approximately $211,818,560.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held in June 1998 are incorporated by reference into Part III hereof. Certain exhibits listed in Part IV of this Annual Report on Form 10-K are incorporated by reference from prior filings made by the Registrant under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

================================================================================

                                    1. PART I

ITEM 1.   BUSINESS

         UNLESS THE CONTEXT OTHERWISE REQUIRES, REFERENCES TO THE "COMPANY" IN THIS ANNUAL REPORT ON FORM 10-K INCLUDES AVIATION SALES COMPANY AND ITS SUBSIDIARIES.

         THIS ANNUAL REPORT ON FORM 10-K CONTAINS OR MAY CONTAIN FORWARD-LOOKING STATEMENTS, SUCH AS STATEMENTS REGARDING THE COMPANY'S GROWTH STRATEGY AND ANTICIPATED TRENDS IN THE INDUSTRIES AND ECONOMIES IN WHICH THE COMPANY OPERATES. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON THE COMPANY'S CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATING TO THE COMPANY'S OPERATIONS AND RESULTS OF OPERATIONS, COMPETITIVE FACTORS, SHIFTS IN MARKET DEMAND, AND OTHER RISKS AND UNCERTAINTIES, INCLUDING IN ADDITION TO THOSE DESCRIBED BELOW AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K, UNCERTAINTIES WITH RESPECT TO CHANGES OR DEVELOPMENTS IN SOCIAL, BUSINESS, ECONOMIC, INDUSTRY, MARKET, LEGAL AND REGULATORY CIRCUMSTANCES AND CONDITIONS AND ACTIONS TAKEN OR OMITTED TO BE TAKEN BY THIRD PARTIES, INCLUDING THE COMPANY'S CONTRACTORS, CUSTOMERS, SUPPLIERS, COMPETITORS, STOCKHOLDERS, LEGISLATIVE, REGULATORY AND JUDICIAL AND OTHER GOVERNMENTAL AUTHORITIES. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM RESULTS EXPRESSED OR IMPLIED IN ANY FORWARD-LOOKING STATEMENTS MADE BY THE COMPANY IN THIS ANNUAL REPORT ON FORM 10-K. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR CIRCUMSTANCES.

GENERAL

         Aviation Sales Company is a leading provider of fully integrated aviation inventory services and a recognized worldwide leader in the redistribution of aircraft spare parts. The Company sells aircraft spare parts and provides inventory and repair services to major commercial passenger airlines, air cargo carriers, maintenance and repair facilities and other redistribution throughout the world. Parts sold by the Company include rotable and expendable airframe and engine components for commercial airplanes, including Boeing, McDonnell Douglas, Lockheed and Airbus aircraft and Pratt & Whitney, General Electric and Rolls Royce jet engines. Inventory management services offered by the Company include purchasing services, repair management, warehouse management, aircraft disassembly services, and consignment and leasing of inventories of aircraft parts and engines. The Company also manufactures certain aircraft parts for sale to original equipment manufacturers ("OEMs"), including precision engine parts, and provides certain aircraft parts repair services at its FAA licensed repair facilities.

         The Company believes that the annual worldwide market for aircraft spare parts is approximately $10.0 billion, of which approximately $1.3 billion reflects annual sales of aircraft spare parts in the redistribution market. The market for spare parts and the redistribution market in particular are growing due to (i) the increasing size and the age of the worldwide airline fleet (the worldwide fleet of commercial airplanes is expected to double from 1996 to
2016), and (ii) increased outsourcing by airlines of inventory management functions in response to cost control pressures. These pressures have also contributed to a reduction in the number of approved vendors utilized by the airlines and maintenance and repair facilities, which in turn has led to consolidation in the redistribution market. The aircraft spare parts redistribution market is highly fragmented, with a limited number of large, well-capitalized companies selling a broad range of aircraft spare parts, and numerous smaller competitors servicing specialized niches. The Company believes its diverse product and service offerings, superior management information systems, financial strength and access to capital markets allow it to capitalize on the current industry environment.

         The Company's strategy is to increase revenues and operating income through internal growth combined with new product and service offerings. Growth is expected to be achieved through continued customer penetration in existing markets, expansion into new product areas, continued investment in the size and breadth of its inventory and by continuing to offer customers a broad array of inventory management services. These services allow customers to reduce their costs of operations by outsourcing some or all of their inventory management functions and to take advantage of opportunities to maximize the value of their spare parts inventory. The Company further intends to increase the types of aircraft parts which it manufactures for its OEM customers and the repair services which it offers to its customers. The Company will seek to develop new products and services internally, as well as through acquisitions of other companies, assets or product lines that would expand the products and services which the Company offers to its customers. The Company believes that a diversified platform of services will better allow it to serve the needs of its larger customers, and to benefit from the continuing consolidation of vendors by the airlines.

         Since completion of its initial public offering in June 1996, the Company has acquired six businesses which leverage the Company's product and service base beyond the redistribution of aircraft spare parts into new parts distribution, manufacturing and maintenance, and repair and overhaul. During 1996, the Company acquired the aircraft bearings division of Dixie Bearings, Inc. ("Dixie"), a leading provider of aircraft bearings, and related products to commercial airlines, cargo carriers and overhaul service facilities, and AvEng Trading Partners, Inc. ("AvEng"), a redistributor of aircraft engine parts. During 1997, the Company acquired Aerocell Structures, Inc., an FAA-certified maintenance, overhaul and repair facility, Kratz-Wilde Machine Company ("Kratz"), a manufacturer of specialty machined metal parts for jet engines, and Apex Manufacturing, Inc. ("Apex"), a precision manufacturer of specialty machined metal parts including shafts, fuel shrouds, housings and couplings for aerospace actuating systems. In March 1998, the Company acquired Caribe Aviation, Inc. ("Caribe") and its subsidiary, Aircraft Interior Design, Inc. ("Aircraft"). Caribe is an FAA-licensed repair station specializing in the maintenance, repair and overhaul of hydraulic, pneumatic, electrical and electromagnetic aircraft components and Aircraft manufactures plastic cabin interior replacement parts under FAA-PMA approval and refurbishes aircraft interior components. See Item 7. MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-OVERVIEW and "-OPERATIONS" below.

         Additionally, in March 1998, the Company entered into an agreement to acquire Whitehall Corporation, which operates two FAA-licensed repair stations engaged in the maintenance, repair and overhaul of McDonnell-Douglas DC8/DC9/MD80/DC10/Boeing 727/737 and Lockheed C-130 aircraft. See "Recent Developments" below.

INDUSTRY OVERVIEW

         GROWTH IN MARKET FOR AIRCRAFT SPARE PARTS. According to Boeing's 1997 Current Market Outlook (the "Boeing Report"), the worldwide fleet of commercial airplanes is expected to double from approximately 11,500 airplanes at the end of 1996 to approximately 23,000 airplanes by 2016. Further, the Boeing Report projects that cargo jet aircraft will increase from approximately 1,230 airplanes in 1996 to approximately 2,350 airplanes by 2016. The majority of the airplanes delivered to cargo operators are expected to be used aircraft converted from commercial passenger service. Additionally, the Company believes that the number of planes in service for more than 10 years is continuing to increase, and these older planes are the primary market for redistributors. Finally, cost considerations are causing many airlines and repair and maintenance facilities which had historically purchased their parts inventory requirements from new parts manufacturers to utilize aircraft spare parts sold by redistributors. The Company believes that all of these factors will increase the demand for aircraft spare parts from the redistribution market.

         Since the Company's customers consist of airlines, maintenance and repair facilities that service airlines and other aircraft spare parts redistributors, as well as original equipment manufacturers, the Company's business is impacted by the economic factors which affect the airline industry. When such factors adversely affect the airline industry, they tend to reduce the overall demand for aircraft spare parts, causing downward pressure on pricing and increasing the credit risk associated with doing business with airlines. Additionally, factors such as the price of fuel affect the aircraft spare parts market, since older aircraft (into which aircraft spare parts are most often placed) become less viable as the price of fuel increases. There can be no assurance that economic and other factors which may affect the airline industry will not have an adverse impact on the Company's business, financial condition or results of operations.

         INCREASED OUTSOURCING OF INVENTORY MANAGEMENT FUNCTIONS. Airlines incur substantial expenditures in connection with fuel, labor and aircraft ownership. Further, airlines have come under increasing pressure during the last decade to reduce the costs associated with providing air transportation services. While several of the expenditures required to operate an airline are beyond the direct control of airline operators (e.g., the price of fuel and labor costs), the Company believes that obtaining replacement parts from the redistribution market and outsourcing inventory management functions are areas in which airlines can reduce their operating costs. Outsourcing inventory management functions allows these functions to be handled less expensively and more efficiently by a redistributor like the Company that can achieve economies of scale unavailable to individual airlines. Several small and start-up airlines and cargo operators do not presently own an inventory of aircraft spare parts, but rather have entered into agreements with redistributors for the supply of all or a portion of their aircraft spare parts requirements. Other airlines, including several large airlines, have begun to outsource portions of their purchasing services, repair management and warehouse management.

         CONSOLIDATION IN THE AIRCRAFT PARTS MARKET. In order to reduce purchasing costs and streamline purchasing decisions, airline purchasing departments have been reducing the number of their approved suppliers. During the last few years, several major airlines have reduced their supplier lists from as many as 50 to a core group of five to ten suppliers. As a result of reductions in the supplier base by airline purchasing departments, there has been and the Company believes there will continue to be a consolidation in the redistribution market. Furthermore, over the last few years, several smaller and start-up airlines have chosen to lease inventories of aircraft spare parts in order to preserve capital while maintaining adequate spare parts support.

         CONSIGNMENT AND BULK PURCHASES. Certain of the Company's customers adjust inventory levels on a periodic basis by disposing of excess aircraft parts. Traditionally, larger airlines have used internal purchasing agents to manage such dispositions. The Company believes that major airlines and other owners of aircraft spare parts, in order to concentrate on their core businesses and to more effectively redistribute their excess parts inventories, are increasingly entering into long-term consignment agreements with redistributors. By consigning inventories to a redistributor such as the Company, customers are able to distribute their aircraft spare parts to a larger number of prospective inventory buyers, allowing the customer to maximize the value of its inventory. Consignment also enables the Company to offer for sale a significant parts inventory at minimal capital cost to the Company. Consignment agreements are generally entered into on a long-term basis for a large group of parts or entire airplanes which are disassembled for sale of the individual parts. In the Boeing Report it is noted that approximately 4,070 aircraft will be removed from active commercial service between 1997 and 2016. Many of these aircraft will be disassembled in order to sell their parts.

COMPETITIVE STRENGTHS

         The Company believes that its competitive position in the markets which it serves is based on its diverse product offerings, sophisticated inventory management information systems and a consistent record of meeting rigorous customer requirements.

         DIVERSIFIED PLATFORM OF PRODUCTS AND SERVICES. The Company believes that the breadth of inventory management services which it provides to its customers, including a wide range of repair and overhaul services and specialized manufacturing, allows the Company to be a vendor of choice to its customers in a highly fragmented industry. The Company has over 1,000 customers, including commercial passenger airlines, air cargo carriers and maintenance and repair facilities.

         LARGE INVENTORY BASE. The Company believes that it has one of the largest inventories of aircraft spare parts in the world, with over 552,000 line items currently in stock. The Company's inventory supports the worldwide commercial fleet of over 11,500 aircraft including Airbus A300, A31x, A32x and A340 series aircraft, Boeing 707, 727, 737, 747, 757, 767 and 777 series aircraft, McDonnell Douglas DC-8, DC-9, DC-10, MD-8x and MD-11 series aircraft, and the Lockheed L-1011 aircraft. In addition, the Company has parts available for the following engine types: General Electric CF6, SNECMA CFM-56, Pratt and Whitney JT-3, JT-8, JT-9 and PW-2000 and the Rolls Royce RB-211.

         PROPRIETARY MANAGEMENT INFORMATION SYSTEMS. The Company's proprietary management information systems comprise an integral component of the Company's position as a leader in its industry. As industry, regulatory and public awareness have focused on safety, documentation and traceability of aircraft parts have become key factors in competitiveness. The Company's MIS systems collect and report data regarding inventory turnover, documentation, pricing, market availability and customer demographic information on more than 3.7 million line items. Access to such information enables the Company to be aware of and to capitalize on the changing trends in the marketplace. The Company utilizes electronic data scanning and document image storage technology for rapid and accurate retrieval of inventory traceability documents. The Company is continuing to invest in technology in order to allow the Company to maintain its strength in this area.

         WORLDWIDE MARKETING PRESENCE. The Company conducts business in more than 100 sales countries and utilizes sales representatives in 23 countries. This international presence allows the Company to meet the demands of its global customer base and provides for a timely supply of parts and services. During the years ended December 31, 1996 and 1997,

41.6% and 28.9%, respectively, of the Company's revenues were derived from sales to international customers and 58.4% and 71.1%, respectively, were derived from sales to domestic customers.

         SIGNIFICANT FINANCIAL AND OTHER RESOURCES. As a result of the Company's strong capital position, the Company is able to take advantage of opportunities which arise in the market from time to time to expand its products and services, make selected acquisitions and evaluate bulk purchases of inventory. The Company's market presence, industry experience, sophisticated MIS systems and capital strength enable the Company to quickly analyze and complete purchases, giving the Company a competitive advantage in the market.

AIRCRAFT SPARE PARTS

         Aircraft spare parts can be categorized by their ongoing ability to be repaired and returned to service. The general categories are as follows: (a) rotable; (b) repairable; and (c) expendable. A rotable is a part which is removed periodically as dictated by an operator's maintenance procedures or on an as needed basis and is typically repaired or overhauled and re-used an indefinite number of times. An important subset of rotables is life limited parts. A life limited rotable has a designated number of allowable flight hours and/or cycles (one take-off and landing generally constitutes one cycle) after which it is rendered unusable. A repairable is similar to a rotable except that it can only be repaired a limited number of times before it must be discarded. An expendable is generally a part which is used and not thereafter repaired for further use. The Company's inventory consists in large part of rotable and repairable parts which are regularly required by its customers. The Company also maintains an inventory of expendable parts.

         Aircraft spare parts conditions are classified within the industry as
(a) factory new, (b) new surplus, (c) overhauled, (d) serviceable and (e) as removed. A factory new or new surplus part is one that has never been installed or used. Factory new parts are purchased from manufacturers or their authorized distributors. New surplus parts are purchased from excess stock of airlines, repair facilities or other redistributors. An overhauled part has been completely disassembled, inspected, repaired, reassembled and tested by a licensed repair facility. An aircraft spare part is classified serviceable if it is repaired by a licensed repair facility rather than completely disassembled as in an overhaul. A part may also be classified serviceable if it is removed by the operator from an aircraft or engine while operating under an approved maintenance program and is functional and meets any manufacturer or time and cycle restrictions applicable to the part. A factory new, new surplus, overhauled or part designation indicates that the part is eligible for immediate use on an aircraft. A part in an as removed condition requires functional testing, repair or overhaul by a licensed facility prior to being returned to service in an aircraft.

         The Company's inventory consists principally of new, overhauled, serviceable and repairable aircraft parts that are purchased from many sources. Before parts may be installed in an aircraft, they must meet certain standards of condition established by the FAA and/or the equivalent regulatory agencies in other countries. Specific regulations vary from country to country, although regulatory requirements in other countries generally coincide with FAA requirements. Parts must also be traceable to sources deemed acceptable by such agencies. Parts owned or acquired by the Company may not meet applicable standards or standards may change in the future, causing parts which are already contained in the Company's inventory to be scrapped or modified. Aircraft manufacturers may also develop new parts to be used in lieu of parts already contained in the Company's inventory. In all such cases, to the extent that the Company has such parts in its inventory, their value may be reduced.

OPERATIONS

         The Company's core business is the buying and selling of aircraft spare parts. The Company also provides value-added inventory management services to its customers, manufactures aircraft parts for its OEM customers and repairs aircraft parts at its FAA licensed repair facilities. The Company believes that providing its customers with a diversified platform of services will allow the Company to significantly expand its business in the future.

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

         The Company currently has over 552,000 line items in stock with market availability, pricing and historical data available on more than 3.7 million line items. The Company sells new, overhauled and serviceable replacement parts from its inventory. Additionally, the Company will purchase parts on behalf of its customers against specific orders. The Company also offers a customer exchange program for rotables. In an exchange transaction, the Company exchanges a new surplus, overhauled or serviceable component taken from stock with a customer's as-removed unit which has failed. The Company receives an exchange fee for completing the transaction, plus reimbursement from the customer for the cost to overhaul or repair the as-removed unit. If the as-removed part cannot be repaired, it is returned to the customer and the exchange transaction is converted to an outright sale at a sales price agreed upon at the time the exchange transaction was negotiated.

         The Company's inventory consists principally of new, overhauled, serviceable and repairable aircraft spare parts that are purchased from many sources. Parts that are to be installed in an aircraft must meet certain standards established by the FAA and/or the equivalent regulatory agencies in other countries. Specific regulations vary from country to country, although regulatory requirements in other countries generally coincide with FAA requirements. Parts must be traceable to sources deemed acceptable by such agencies. See "-Government Regulation and Traceability" below. Parts owned or acquired by the Company may not meet applicable standards or standards may change in the future, causing parts which are already contained in the Company's inventory to be scrapped or modified. Aircraft manufacturers may also develop new parts to be used in lieu of parts already contained in the Company's inventory. In all such cases, to the extent that the Company has such parts in its inventory, their value may be reduced.

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

         PURCHASING SERVICES AND REPAIR MANAGEMENT. The Company provides services whereby it purchases spare parts for several smaller and start-up airlines. These arrangements allow the Company's customers to take advantage of the Company's greater purchasing power. The Company also provides repair management services to certain of its customers, whereby the Company receives a fee for managing a customer's spare parts repair requirements. The Company believes that it is well positioned to offer these repair management services, since a significant portion of the component repair cost relates to the procurement of the parts to be utilized in the repair. Additionally, because of its size, the Company procures significant repair services for its own account, and maintains comprehensive databases on repair and replacement part costs, allowing it to capitalize on favorable pricing for repair services available only to large users of repair services. This permits the Company to offer these services on a cost-effective basis to its customers.

         LEASING. The Company (through its subsidiary, Aviation Sales Leasing Company) provides long-term leasing of inventories of aircraft spare parts to airline customers. An increasing number of smaller and stand-up airlines have chosen to lease aircraft spare parts in order to preserve capital while maintaining adequate spare parts support. The Company believes that it has a competitive advantage in aircraft engines and aircraft spare parts leasing due to its ability to maximize the residual value of the parts after termination of the lease through sales of the parts in the ordinary course of its business. As of December 31, 1996 and 1997, the Company had $18.0 million and $22.8 million, respectively, of inventories on long-term lease.

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

         MANUFACTURING AND REPAIR SERVICES

         The Boeing Report projects that global air travel will increase by close to 75% in the aggregate by the year 2006. In addition, average passenger fleet miles flown are also expected to increase significantly over the next few years, requiring current operators to increase the size of their fleets. Further, many new airlines are expected to commence operations in the United States and abroad. These increases in passenger travel and the number of aircraft in service increases the demand for manufacture and repair services. Consequently the Company foresees the manufacture and repair of aircraft parts as a profit center with significant growth opportunity, and as an integral component of the Company's expansion strategy.

         During the last half of 1997 and the first quarter of 1998, the Company completed four acquisitions towards its objective of expanding the services which it offers to its customers to include manufacturing of aircraft parts for sale to OEMs and repair services, as follows:

         Aerocell specializes in the maintenance, repair and overhaul of airframe components, including bonded and structural assemblies for commercial aircraft. Aerocell is an FAA-licensed repair facility with limited airframe ratings for flight controls, doors, fairing panels, nacelle systems and exhaust systems.

         Kratz specializes in the manufacture of machined components primarily for jet engines, and also produces automotive and faucet components. Kratz is a leading supplier of CFM56 and CF6 engine components to General Electric's Aircraft Engine business, with three manufacturing facilities in the greater Cincinnati area. The acquisition of Kratz provides the Company with precision manufacturing capabilities which the Company believes will allow it to expand its relationship with its current and future OEM customers.

         Apex, located in Phoenix, Arizona, manufactures precision aerospace parts and specializes in the machining of metal parts, including precision shafts, fuel shrouds, housings and couplings for aerospace actuating systems, fuel controls and engines.

         Caribe, located in Miami, Florida, is an FAA-licensed repair station specializing in the maintenance, repair and overhaul of hydraulic, pneumatic, electrical and electromagnetic aircraft components, as well as avionics and instruments on Airbus and Boeing Aircraft. Caribe's wholly-owned subsidiary, Aircraft, manufactures plastic cabin interior replacement parts under FAA-PMA approval and refurbishes aircraft interior components, including passenger and crew seats.

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

         The Company staffs its South Florida facility to provide sales and delivery services seven days a week, 24 hours a day. This service is critical to provide support to airline customers which, at any time, may have an aircraft grounded in need of a particular part. The Company's South Florida locations, with easy access to Miami International Airport and Fort Lauderdale International Airport, assists the Company in providing reliable and timely delivery of purchased products.

         The Company has over 1,000 customers, which include commercial passenger airlines, air cargo carriers, maintenance and repair facilities and other aircraft parts redistribution companies. The Company's top ten customers accounted for approximately 23%, 26% and 29% of operating revenues, respectively, for the three years ended December 31, 1995, 1996 and 1997. No single customer accounted for more than 10% of operating revenues for the year ended December 31, 1997.

MANAGEMENT INFORMATION SYSTEMS

         The Company has developed a proprietary management information system which is an important component of its business and a significant factor in the Company's leading position in the redistribution market. The Company's management information system collects and reports data regarding inventory turnover and traceability, pricing, market availability, customer demographics and other important data used by the Company. The Company currently maintains marketing data on and is able to estimate the value of more than 3.7 million line items. The Company also maintains databases on recommended upgrades or replacements, including airworthiness directives. Access to such information gives the Company the best possible opportunity to avoid purchases of aircraft spare parts which might be deemed unusable. In addition, the data maintained by the Company allows it to provide its customers with information with respect to obsolescence and interchange ability of parts. The Company utilizes electronic data scanning and document image storage technology for accurate and rapid retrieval of inventory traceability documents that must accompany all sales. These documents are required by the Company's customers in order for them to comply with applicable regulatory guidelines. The Company believes that its continued investment in the development of information systems is a key factor in maintaining its competitive advantage.

         The Company believes that to maintain its competitive advantages, accommodate growth and keep pace with the rapid changes in technology, it will be prudent to continue to acquire state of the art management information systems to ensure the capability to meet the Company's needs for the foreseeable future. In that regard, the Company is currently in the early stages of purchasing and implementing a new management information system. See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-LIQUIDITY AND CAPITAL RESOURCES.

COMPETITION

         There are numerous suppliers of aircraft parts in the aviation market worldwide and, through inventory listing services, customers have access to a broad array of suppliers. These include major aircraft manufacturers, airline and aircraft service companies and aircraft spare parts redistributors. Competition in the redistribution market is generally based on price, availability of product and quality, including traceability. The Company's major competitors include AAR Corp., The Ages Group and The Memphis Group. There is also substantial competition, both domestically and overseas, from smaller, independent dealers who generally participate in niche markets. Several of the Company's competitors have greater financial and other resources than the Company. There can be no assurance that competitive pressures will not materially and adversely affect the Company's business, financial condition or results of operations.

GOVERNMENT REGULATION AND TRACEABILITY

         The aviation industry is highly regulated. While the Company's spare parts business is not regulated, the aircraft spare parts which it sells to its customers must be accompanied by documentation which enables the customer to comply with applicable regulatory requirements. Additionally, the Company must be certified by the FAA and, in some cases, by original equipment manufacturers in order to manufacture or repair aircraft components. Although the Company believes that its newly acquired manufacturing and repair operations are in material compliance with applicable regulations, there can be no assurance of this fact. Further, there can be no assurance that new and more stringent government regulations will not be adopted in the future or that any such new regulations, if enacted, would not have a material adverse effect on the Company's business, financial condition or results of operations.

         The FAA regulates the manufacture, repair and operation of all aircraft and aircraft parts operated in the United States. Its regulations are designed to ensure that all aircraft and aircraft equipment are continuously maintained in proper condition to ensure safe operation of the aircraft. Similar rules apply in other countries. All aircraft must be maintained under a continuous condition monitoring program and must periodically undergo thorough inspection and maintenance. The inspection, maintenance and repair procedures for the various types of aircraft and aircraft equipment are prescribed by regulatory authorities and can be performed only by certified repair facilities utilizing certified technicians. Certification and conformance is required prior to installation of a part on an aircraft. Presently, the Company utilizes FAA and/or Joint Aviation Authority certified repair stations (including the Company's FAA-licensed repair facilities) to repair and certify parts to ensure worldwide marketability. The operations of the Company may in the future be subject to new and more stringent regulatory requirements. In that regard, the Company closely monitors the FAA and industry trade groups in an attempt to understand how possible future regulations might impact the Company.

         An important factor in the aircraft spare parts redistribution market relates to the documentation or traceability that is supplied with an aircraft spare part. The Company requires all of its suppliers to provide adequate documentation as dictated by the appropriate regulatory authority. The Company utilizes electronic data scanning and storage techniques to maintain complete copies of all documentation. Documentation required includes, where applicable,
(a) a maintenance release from a certified airline or repair facility signed and dated by a licensed airframe and/or power plant mechanic who repaired the aircraft spare part and an inspector certifying that the proper methods, materials and workmanship were used, (b) a "teardown" report detailing the discrepancies and corrective actions taken during the last shop repair, and (c) an invoice or purchase order from an approved source.

PRODUCT LIABILITY

         The Company's business exposes it to possible claims for personal injury or death which may result from the failure of an aircraft spare part sold, manufactured or repaired by it. While the Company maintains what it believes to be adequate liability insurance to protect it from such claims, and while no material claims have, to date, been made against the Company, no assurance can be given that claims will not arise in the future or that such insurance coverage will be adequate. Additionally, there can be no assurance that insurance coverages can be maintained in the future at an acceptable cost. Any such liability not covered by insurance could have a material adverse effect on the financial condition of the Company.

         The Company will have exposure to product liability claims in the event that the use of its leased aircraft, aircraft engines or aircraft spare parts inventory is alleged to have resulted in bodily injury or property damage.

EMPLOYEES

         As of December 31, 1997, the Company employed approximately 850 persons. None of the Company's employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are good.

RECENT DEVELOPMENTS

         On March 26, 1998, the Company entered into a definitive merger agreement (the "Whitehall Agreement") with Whitehall Corporation, a Delaware corporation ("Whitehall"). The Whitehall Agreement provides that, at the effective date of the merger, each issued and outstanding share of common stock of Whitehall will be exchanged, on a tax-free basis, for 0.5143 of a share of the Company's common stock. Based on the approximately 6.0 million shares of common stock of Whitehall presently outstanding, it is contemplated that the Company will issue approximately 3.1 million shares of Company common stock to the stockholders of Whitehall. Consummation of the Whitehall merger, which will be accounted for as a pooling of interests business combination, is subject to approval by the stockholders of the Company and Whitehall, and other customary closing conditions, including the termination of the applicable waiting period under the Hart-Scott- Rodino Antitrust Improvements Act and receipt of any applicable regulatory approvals. Holders of approximately 30% of each of the Company's and Whitehall's issued and outstanding shares of common stock have entered into agreements to vote in favor of the merger at stockholders' meetings of both companies to be called to vote upon the proposed merger.

         Whitehall operates two FAA-licensed repair stations engaged in the maintenance, repair and overhaul of McDonnell Douglas DC8/DC9/MD80/DC10, Boeing 727/737 and Lockheed C-130 aircraft.

ITEM 2.  PROPERTIES.

         The Company's executive offices are located in Miami, Florida. All of the Company's properties are maintained on a regular basis and are adequate for the Company's present requirements. The Company is actively considering the possibility of consolidating its inventory into a single warehouse facility.

         The following table identifies, as of March 30, 1998, the principal properties utilized by the Company. See Notes 6 and 8 to Notes to Consolidated Financial Statements.

                                                    APPROXIMATE          SQUARE       OWNED OR
FACILITY DESCRIPTION                                 LOCATIONS           FOOTAGE       LEASED
--------------------                                -----------          -------      --------
Corporate Headquarters and Central Warehouse        Miami, FL            166,000       Leased
Office and Repair Facility                          Hot Springs, AK      140,000       Owned
Aircraft Disassembly and Storage                    Ardmore, OK          130,000       Leased
Warehouse                                           Pearland, TX         100,000       Leased
Office and Manufacturing Facility                   Miami, FL             55,000       Leased
Office and Manufacturing Facility                   Westchester, OH       47,400       Owned
Warehouse                                           Miami, FL             40,000       Leased
Office and Manufacturing Facility                   Covington, KY         38,200       Owned
Manufacturing Facility                              Faifield, OH          30,500       Owned
Office and Manufacturing Facility                   Miami, FL             30,000       Leased
Office and Manufacturing Facility                   Phoenix, AZ           25,000       Leased
Warehouse                                           Miami, FL             11,200       Leased
Warehouse                                           Miami, FL             10,000       Leased
Regional Purchasing Office                          Van Nuys, CA           6,300       Leased
Office and Warehouse                                College Park, GA       6,000       Leased
Warehouse                                           Claremore, OK          1,000       Leased



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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The following information relates to the Company's common stock, par value $.001 per share (the "Common Stock"), which currently is listed on the New York Stock Exchange under the symbol AVS. At March 27, 1998, there were approximately 52 stockholders of record of the Company's Common Stock. The foregoing number does not include beneficial holders of the Company's common stock. The high and low last sales prices of the Common Stock for each quarter since the Company's June 1996 initial public offering, as reported by the New York Stock Exchange, are set forth below:

                                       HIGH                    LOW

1996

Second Quarter...............         $20.75                 $19.00
Third Quarter................         $21.50                 $18.00
Fourth Quarter...............         $20.75                 $18.75
1997

First Quarter................         $26.75                 $20.50
Second Quarter...............         $25.87                 $21.25
Third Quarter................         $31.25                 $20.87
Fourth Quarter...............         $38.93                 $30.37
1998

First Quarter*.............           $44.75                 $33.12

         -----------------------------------
         * Through March 27, 1998

         The Company did not declare any cash dividends for the year ended December 31, 1997. See Note 5 to Notes to Consolidated Financial Statements for information concerning restrictions in the Company's credit agreements with financial institutions regarding the payment of dividends and Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table represents selected consolidated financial information of the Company. The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and notes thereto and with Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS which contains a description of the factors which materially affect the comparability from period to period of the information presented herein.

                                                    YEAR ENDED DECEMBER 31, (1)
                                 -------------------------------------------------------------
                                    1993         1994         1995         1996         1997
                                 ---------    ---------    ---------    ---------    ---------
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Operating revenues ...........   $  23,429    $  28,191    $ 113,803    $ 161,944    $ 256,899
Cost of sales ................      11,162       12,017       71,314      110,359      180,713
                                 ---------    ---------    ---------    ---------    ---------
Gross profit .................      12,267       16,174       42,489       51,585       76,186
                                 ---------    ---------    ---------    ---------    ---------
 Operating expenses
   Operating .................       3,121        2,900        8,989        9,320       14,286
   Selling ...................       1,845        2,043        4,820        6,977        9,665
   General and administrative        4,199        5,167        8,641       10,681       14,147
   Depreciation and
   amortization ..............         217          415        1,466        2,323        3,094
                                 ---------    ---------    ---------    ---------    ---------
                                     9,382       10,525       23,916       29,301       41,192
                                 ---------    ---------    ---------    ---------    ---------
Income from operations .......       2,885        5,649       18,573       22,284       34,994
Interest expense .............       6,041        4,458        8,287        5,350        7,432
                                 ---------    ---------    ---------    ---------    ---------
Income (loss)  before taxes
   and extraordinary item ....      (3,156)       1,191       10,286       16,934       27,562
Income tax (benefit) expense .        --           --           --           (426)      10,781
                                 ---------    ---------    ---------    ---------    ---------
Income (loss) before extra-
   ordinary item .............      (3,156)       1,191       10,286       17,360       16,781
Extraordinary item, net of
   income taxs ...............        --           --           --          1,862         --
                                 ---------    ---------    ---------    ---------    ---------
Net income (loss) ............   ($  3,156)   $   1,191    $  10,286    $  15,498    $  16,781
                                 =========    =========    =========    =========    =========
Pro Forma Data:
   Historical income (loss)
      before income taxes and
      extraordinary item .....   ($  3,156)   $   1,191    $  10,286    $  16,934    $  27,562
   Pro forma (benefit)
      provision for income
      taxes ..................      (1,231)         465        4,012       6,604        10,781
                                 ---------    ---------    ---------    ---------    ---------
   Pro forma income (loss)
      before extraordinary
      item ...................      (1,925)         726        6,274       10,330       16,781
   Extraordinary item, net of
      income taxes ...........        --           --           --          1,862         --
                                 ---------    ---------    ---------    ---------    ---------
   Pro forma net income (loss)   ($  1,925)   $     726    $   6,274    $   8,468    $  16,781
                                 =========    =========    =========    =========    =========
Pro forma diluted net income
   (loss) per share (3) ......   ($   0.33)   $    0.12    $    1.00    $    1.08    $    1.77
                                 =========    =========    =========    =========    =========

                                                       AS OF DECEMBER 31
BALANCE SHEET DATA               -------------------------------------------------------------
Accounts receivable ..........   $   4,166    $  16,980    $  23,776    $  37,087    $  66,545
Inventories ..................      34,025       52,765       48,957       72,974      139,314
Working capital ..............      24,519       51,871       46,641       68,999       82,789
Total assets .................      42,401       89,264       93,478      145,183      284,987
Total debt ...................      31,992       69,152       62,043       38,984      151,285
Stockholders' equity .........       2,888        7,079       14,199       81,071       98,241

----------
(1) Dixie, which was acquired on August 9, 1996, and Kratz, which was acquired on October 17, 1997, were "accounted for under the purchase method of accounting and accordingly, Dixie's and Kratz's results of operations have been included in the Company's historical results of operations from the date of acquisition. AvEng, which was acquired on December 10, 1996, Aerocell, which was acquired on September 30,



         1997, and Apex, which was acquired on December 31, 1997, were accounted for under the pooling of interest method of accounting. As such AvEng is included in the Company's historical financial results for all periods presented subsequent to 1995, and Aerocell and Apex are included for all periods presented subsequent to 1996. Historical operating results and financial position for periods presented prior to 1996 have not been restated to give retroactive effect to the acquisition of AvEng and historical operating results for periods presented prior to 1997 have not been restated to give retroactive effect to the acquisition of Aerocell and Apex, due to the immateriality of the restated amounts.

(2) Periods presented prior to 1997 include pro forma adjustments to record income taxes, as the Company conducted its business as a partnership prior to June 26, 1996.

(3) Weighted average common and common equivalent shares used in calculating diluted earnings per share are 5,859,542 for 1993; 5,923,103 for 1994; 6,259,542 for 1995; 7,819,837 for 1996 and
         9,484,097 for 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The Company's predecessor, Aerospace International Services ("AIS"), commenced operations in February 1992 through the acquisition of certain aircraft spare parts owned by Eastern Air Lines, Inc. (the "Eastern Inventory"), for an aggregate purchase price of $55.2 million. During the period between February 1992 and December 1994, the primary business of AIS was the marketing and sale of the Eastern Inventory. During December 1994, AIS organized ASC Acquisition Partners L.P. (the "Partnership"), and completed the acquisition of certain assets and assumed certain liabilities of the Aviation Sales Company business unit ("ASC") from Aviall Services, Inc. for an aggregate purchase price of $46.8 million.

         On July 2, 1996, the Company closed its initial public offering ("IPO") of 3,250,000 shares of its common stock at an offering price of $19 per share. On July 25, 1996, the Company sold an additional 487,500 shares of its common stock at the same price upon the exercise of an underwriters' over-allotment option.

         Immediately prior to the IPO, all but one of the parties holding interests in the Partnership contributed their interest in the Partnership to the Company in exchange for shares of common stock. Simultaneously, one of the parties holding an interest in the Partnership contributed its interest in the Partnership to the Company in exchange for shares of common stock and an amount equal to the proceeds to be received by the Company from the underwriters for 575,000 shares of common stock sold in the offering.

         The Company received aggregate net proceeds in the IPO of $64.6 million. Of this amount, $10.2 million was used to repay the indebtedness incurred to one of the stockholders of the Company in connection with the formation of the Company and the balance was used to repay senior and subordinated indebtedness. As a result of the repayment of indebtedness with the proceeds of the IPO, the Company wrote-off approximately $3.1 million in deferred financing costs relating to that debt.

         Subsequent to the completion of the IPO, on August 9, 1996, the Company completed the acquisition of certain assets of the business of Dixie relating primarily to the sale of new bearings for use in aircraft for the purchase price of approximately $9.0 million. The acquisition was accounted for using the purchase method of accounting. As a result of the Dixie acquisition, the Company's operating revenues increased approximately $7.0 million from the date of the acquisition through December 31, 1996.

         On December 10, 1996 (effective November 30, 1996), the Company completed the acquisition of AvEng for a purchase price of approximately $8.0 million, payable by the issuance of an aggregate of 400,000 shares of the Company's common stock. The acquisition was accounted for using the pooling of interests method of accounting. As a result of the acquisition, the Company's operating revenues include AvEng's total revenues for 1996, amounting to approximately $9.3 million.

         During 1997, the Company completed three acquisitions. The first acquisition, which was completed in September 1997, was a merger accounted for as a pooling of interests with Aerocell. Aerocell operates an FAA licensed overhaul and repair facility. The purchase price paid for Aerocell was approximately $18.8 million, payable by issuance of an aggregate of 620,970 shares of the Company's common stock. As a result of the acquisition of Aerocell, the Company's operating revenues for the year ended December 31, 1997 increased by approximately $19.3 million. The second acquisition, which was completed in October 1997, was of the assets of Kratz, a company which specializes in the manufacture of machined components primarily for jet engines (and also produces certain automotive and faucet components). The Company paid approximately $42.5 million to acquire the assets of Kratz and accounted for the acquisition under the purchase method of accounting. As a result of the acquisition of Kratz, the Company's operating revenues increased by approximately $6.5 million from the date of acquisition through December 31, 1997. The third acquisition, which was completed in December 1997 and was accounted for in a transaction accounted for as a pooling of interests, was the acquisition of Apex, a precision aerospace manufacturer specializing in the machining of metal parts, including precision shafts, fuel shrouds, housings and couplings for aerospace actuating systems, fuel controls and engines. The purchase price paid to acquire Apex was $8.4 million, payable by the issuance of an aggregate of 238,572 shares of the Company's common stock. As a result of the acquisition of Apex, the Company's operating results for the year ended December 31, 1997 increased by approximately $7.3 million.

         To date during 1998, the Company has completed one acquisition. On March 6, 1998, the Company acquired Caribe and its wholly-owned subsidiary Aircraft. The acquisition was a merger accounted for as a purchase. Caribe is an FAA-licensed repair station. Aircraft manufactures plastic cabin interior replacement parts and refurbishes aircraft interior components. The purchase price paid to acquire Caribe and Aircraft consisted of the following: (i) $5.0 million in cash; (ii) $5.0 million in the form of a promissory note payable over two years; and (iii) $7.0 million in shares of the Company's authorized but unissued common stock (182,143 shares). Additionally, as part of the merger transaction, the Company repaid approximately $7.5 million of Caribe's and Aircraft's indebtedness due to a financial institution.

         A key element of the Company's strategy involves growth through the acquisition of additional inventories of aircraft spare parts and the acquisition of other companies, assets or product lines that would complement or expand the Company's existing business. The Company's ability to grow by acquisition is dependent upon, and may be limited by, the availability of suitable aircraft parts inventories, acquisition candidates and capital, and by restrictions contained in the Company's credit agreements. In addition, acquisitions involve risks that could adversely affect the Company's operating results, including the assimilation of the operations and personnel of acquired companies, the potential amortization of acquired intangible assets and the potential loss of key employees of acquired companies. There can be no assurance that the Company will be able to consummate acquisitions on satisfactory terms.

RESULTS OF OPERATIONS

         Operating revenues consist primarily of gross sales, net of allowances for returns. Cost of sales consists primarily of product costs, freight charges, commissions to outside sales representatives and an inventory provision for damaged and obsolete products. Product costs consist of the acquisition cost of the products and any costs associated with repairs, overhaul or certification.

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

         The Company's operating results are affected by many factors, including the timing of orders from large customers, the timing of expenditures to purchase inventory in anticipation of future sales, the timing of bulk inventory purchases and the mix of available aircraft spare parts contained, at any time, in the Company's inventory. A large portion of the Company's operating expenses are relatively fixed. Since the Company typically does not obtain long-term purchase orders or commitments from its customers, it must anticipate the future volume of orders based upon the historic purchasing patterns of its customers and upon its discussions with its customers as to their future requirements. Cancellations, reductions or delays in orders by a customer or group of customers could have a material adverse effect on the Company's business, financial condition and results of operations.

YEAR ENDED DECEMBER 31,1996 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         The following table sets forth certain information relating to the Company's operations for the periods indicated:

                                                                         1996                               1997
                                                            ------------------------------       ---------------------------
                                                                  $                  %                 $              %
                                                            -------------       ----------       ------------     ----------
                                                                                 (DOLLARS IN THOUSANDS)

Operating revenues.........................................      $161,944           100.0%           $256,899         100.0%
Cost of sales..............................................       110,359            68.1%            180,713          70.3%
                                                            -------------       ----------       ------------     ----------
                                                                   51,585            31.9%             76,186          29.7%
                                                            -------------       ----------       ------------     ----------
Operating Expenses

   Operating...............................................         9,320             5.8%             14,286           5.6%
   Selling.................................................         6,977             4.3%              9,665           3.8%
   General and administrative..............................        10,681             6.6%             14,147           5.5%
   Depreciation and amortization...........................         2,323             1.4%              3,094           1.2%
                                                            -------------       ----------       ------------     ----------
                                                                   29,301            18.1%             41,192          16.1%
                                                            -------------       ----------       ------------     ----------
Income from operations.....................................        22,284            13.8%             34,994          13.6%
Interest expense, net......................................         5,350             3.3%              7,432           2.9%
                                                            -------------       ----------       ------------     ----------
Income before income taxes and extraordinary item..........        16,934            10.5%             27,562          10.7%
Income tax expense (benefit)...............................         (426)           (0.2%)             10,781           4.2%
                                                            -------------       ----------       ------------     ----------
Income before extraordinary item...........................        17,360            10.7%             16,781           6.5%
Extraordinary item, net of income taxes....................         1,862             1.1%                 --             --
                                                            -------------       ----------       ------------     ----------
Net income.................................................      $ 15,498             9.6%            $16,781           6.5%
                                                            =============       ==========       ============     ==========


         The Company's operating revenues increased by approximately $95.0 million, or 58.6%, from 1996 to 1997. Of this amount, approximately $33.1 million was derived from the operations associated with Aerocell, Kratz and Apex, all of which were acquired during 1997. Operating revenues also increased due to the inclusion during 1997 of a full year of Dixie's sales (Dixie was acquired on August 9, 1996), increased revenues from leasing activities, increased customer penetration, increased sales due to the Company's investment in and availability of increased amounts of inventory and the continued expansion of inventory management services being offered to and utilized by the Company's customers. During this period, domestic sales increased 90.2% from $94.6 million to $179.9 million and international sales increased 14.4%, from $67.3 million to $77.0 million.

         The Company's gross profit increased 47.7%, from $51.6 million in 1996 to $76.2 million in 1997. Gross margin declined from 31.9% in 1996 to 29.7% in 1997. The decline in gross profit margin was expected as the mix of inventories sold during 1997 continued to reflect a declining contribution from bulk inventories acquired prior to 1995 and an increase in revenues from the Company's lower margin bearings distribution business acquired in August 1996.

         The Company's operating expenses for 1997, in absolute dollars, increased $11.9 million, or 40.6%, compared to 1996. Approximately $4.4 million of the increase is attributable to the operating expenses of Aerocell, Kratz and Apex, with the balance attributable to higher sales levels resulting in higher selling and operating expenses and increased reserves, offset in part, by a $2.6 million gain on a legal settlement with a former employee and shareholder. Primarily due to economies of scale and improved operating efficiencies, operating expenses as a percentage of revenue decreased from 18.1% in 1996 to 16.0% in 1997. See Note 7 to Notes to Consolidated Financial Statements.

         Interest expense and amortization of deferred financing costs increased $2.1 million, or 38.9% from 1996 to 1997 primarily due to the increase in borrowings necessary to fund the Company's growth.

         As a result of the above factors, income before income taxes and extraordinary item increased $10.6 million, or 62.8%, from 1996 to 1997.

         Income taxes for 1996 were offset by one-time deferred tax benefits of approximately $4.9 million associated with the organization of the Company. See Notes 1 and 11 to Notes to Consolidated Financial Statements. No such tax benefit was realized in 1997.

         In connection with the IPO, the Company repaid certain debt. As a result, during 1996 the Company wrote-off approximately $3.1 million in deferred financing costs relating to that debt, which resulted in an extraordinary item, net of taxes, of approximately $1.9 million. See Note 5 to Notes to Consolidated Financial Statements.

YEAR ENDED DECEMBER 31,1995 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         The following table sets forth certain information relating to the Company's operations for the periods indicated:

                                                                                YEAR ENDED DECEMBER 31,

                                                            ----------------------------------------------------------------
                                                                         1995                               1996
                                                            ------------------------------       ---------------------------
                                                                  $                  %                 $              %
                                                            -------------       ----------       ------------     ----------
                                                                                 (DOLLARS IN THOUSANDS)
Operating revenues.........................................     $ 113,803           100.0%          $ 161,944         100.0%
Cost of sales..............................................        71,314            62.7%            110,359          68.1%
                                                            -------------       ----------       ------------     ----------
Gross profit...............................................        42,489            37.3%             51,585          31.9%
                                                            -------------       ----------       ------------     ----------
Operating Expenses
   Operating...............................................         8,989             7.9%              9,320           5.8%
   Selling.................................................         4,820             4.2%              6,977           4.3%
   General and administrative..............................         8,641             7.6%             10,681           6.6%
   Depreciation and amortization...........................         1,466             1.3%              2,323           1.4%
                                                            -------------       ----------       ------------     ----------
         Total.............................................        23,916            21.0%             29,301          18.1%
                                                            -------------       ----------       ------------     ----------
Income from operations.....................................        18,573            16.3%             22,284          13.8%
Interest and other expenses, net...........................         8,287             7.3%              5,350           3.3%
                                                            -------------       ----------       ------------     ----------
Income before income taxes and extraordinary item..........        10,286             9.0%             16,934          10.5%
Income tax expense (benefit)...............................           ---              ---              (426)         (0.2%)
                                                            -------------       ----------       ------------     ----------
Income before extraordinary item...........................        10,286             9.0%             17,360          10.7%
Extraordinary item, net of income taxes....................           ---              ---              1,862           1.1%
                                                            -------------       ----------       ------------     ----------
Net Income.................................................     $  10,286             9.0%            $15,498           9.6%
                                                            =============       ==========       ============     ==========

         The Company's operating revenues increased by approximately $48.1 million, or 42.3%, from 1995 to 1996. Of this amount, approximately $16.3 million was derived from the operations associated with AvEng and Dixie, both of which were acquired during 1996. The balance represents increased sales due to the expansion of the Company's customer base and increased sales to existing customers. During this period, domestic sales increased 39.1% from $68.0 million to $94.6 million and international sales increased 47.3%, from $45.7 million to $67.3 million.

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

         Interest and other expenses decreased $2.9 million, or 35.4% from 1995 to 1996 as a result of the repayment and restructuring of the Company's credit facility during 1996.

         As a result of the above factors, income from operations (before income tax (benefit) expense and extraordinary item) increased $6.6 million, or 64.6%, from 1995 to 1996.

         Income taxes for 1996 were offset by one-time deferred tax benefits of approximately $4.9 million associated with the organization of the Company. See Notes1 and 11 to Notes to Consolidated Financial Statements.

         Based on all of the above factors, the Company's 1996 net income was $17.4 million, or $2.22 per share, an increase of $7.1 million, or 68.8 %, compared to 1995 income before extraordinary item of $10.3 million.

         In connection with the IPO, the Company repaid certain debt. As a result, during 1996 the Company wrote-off approximately $3.1 million in deferred financing costs relating to that debt, which resulted in an extraordinary item, net of taxes, of approximately $1.9 million. See Note 5 to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operations was $14.0 million for the year ended December 31, 1995. Cash used in operations was $8.0 million and $53.7 million for the years ended December 31,1996 and 1997, respectively. Cash used in investing activities for the years ended December 31, 1995, 1996 and 1997 was $4.7 million, $17.8 million and $49.9 million, respectively. Cash provided by financing activities was $26.8 million and $107.9 million for the years ended December 31, 1996 and 1997, respectively. Cash used in financing activities for the year ended December 31,1995 was $10.5 million.

         The Company and its subsidiaries have entered into a Third Amended Credit Agreement dated October 17, 1997 (the "Credit Facility") with certain financial institutions. At present, the Credit Facility consists of a $91.4 million revolving loan and letter of credit facility, subject to an availability calculation based on the eligible borrowing base (the "Revolving Credit Facility"). The eligible borrowing base includes certain receivables and inventories of the Company. The letter of credit portion of the Revolving Credit Facility is subject to a $15.0 million sublimit, with the imposition of certain borrowing criteria based on the satisfaction of certain debt ratios. The interest rate on the Credit Facility is, at the option of the Company, (a) prime plus a margin, or (b) LIBOR plus a margin, where the margin determination is made based upon the Company's financial performance over a 12 month period (ranging from 0.0% to 1.25% in the event prime is utilized, or 1.50% to 2.75% in the event LIBOR is utilized). At December 31, 1997, the margin was .25% for prime rate loans and 1.75% for LIBOR rate loans.

         The Credit Facility contains certain financial covenants regarding the financial performance of the Company and certain other covenants, including limitations on the amount of annual capital expenditures and the incurrence of additional debt, and provides for the suspension of the Credit Facility and repayment of all debt in the event of a material adverse change in the business or a change in control. In addition, the Credit Facility requires mandatory repayments from the proceeds of a sale of assets or an issuance of equity or debt securities or as a result of insufficient collateral to meet the borrowing base requirements thereunder. Substantially all of the Company's assets are pledged as collateral for amounts borrowed. The Revolving Credit Facility will terminate on July 31, 2002. At December 31, 1997, the Company was in compliance with all covenants of the Credit Facility. At March 20, 1998, $13.1 million was outstanding under the Credit Facility.

         On February 17, 1998, the Company sold $165 million in senior subordinated notes (the "Notes") due in 2008 with a coupon rate of 8.125% at a price of 99.395%. Proceeds were used to repay amounts outstanding under the Credit Facility (including amounts due under a $58.6 million term loan facility) and to fund the cash requirements relating to the acquisition of Caribe.

         The Notes mature on February 15, 2008. Interest is payable on February 15 and August 15 of each year, commencing August 15, 1998. The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt of the Company, including indebtedness outstanding under the Credit Facility and under facilities which may replace the Credit Facility in the future. In addition, the Notes are effectively subordinated to all secured obligations to the extent of the assets securing such obligations, including the Credit Facility. The indenture pursuant to which the Notes have been issued (the "Indenture") permits the Company and its subsidiaries to incur additional indebtedness, including Senior Debt, subject to certain limitations. The Notes are also effectively subordinated in right of payment to all existing and future liabilities of any subsidiaries of the Company which do not guarantee the Notes.

         The Notes are unconditionally guaranteed, on a senior subordinated basis, by substantially all of the Company's existing subsidiaries and each subsidiary that will be organized in the future by the Company, unless such subsidiary is designated as an unrestricted subsidiary (the "Subsidiary Guarantors"). The Subsidiary Guarantees are joint and several, general unsecured obligations of the Subsidiary Guarantors. The Subsidiary Guarantees are subordinated in right of payment to all existing and future Senior Debt of the Subsidiary Guarantors, including the Credit Facility, and are also effectively subordinated to all secured obligations of the Subsidiary Guarantors to the extent of the assets securing such obligations, including the Credit Facility. Furthermore, the Indenture permits the Subsidiary Guarantors to incur additional indebtedness, including senior debt, subject to certain limitations.

         The Notes are redeemable, at the option of the Company, in whole or in part, at any time after February 15, 2003, at the following redemption prices, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date: (i) 2003 - 104.063%; (ii) 2004 - 102.708%; (iii) 2005 -
101.354%; and (iv) 2006 and thereafter - 100%. In addition, on or prior to February 15, 2001, the Company may redeem up to 35% of the aggregate principal amount of the Notes at a redemption price of 108 1/8% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the redemption date with the net proceeds of a public offering of common stock of the Company; provided, that at least 65% of the aggregate principal amount of the Notes originally issued remains outstanding immediately after the occurrence of such redemption.

         Upon the occurrence of a change of control, the Company will be required to make an offer to repurchase all or any part of holder's Notes to repurchase such holder's Notes at a repurchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the repurchase date. There can be no assurance that the Company will have the financial resources necessary to purchase the Notes upon a change of control or that such repurchase will be permitted under the Credit Facility.

         The Indenture contains certain covenants that, among other things, will limit the ability of the Company and its subsidiaries to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, make investments, dispose of assets, issue capital stock of subsidiaries, create certain liens securing indebtedness, enter into certain transactions with affiliates, sell assets or enter into certain mergers and consolidations or sell all or substantially all of their assets.

         Pursuant to a Registration Rights Agreement, the Company has agreed to
(a) file a registration statement on or prior to April 3, 1998 with respect to an offer to exchange the Notes for a new issue of debt securities of the Company registered under the Securities Act of 1933, as amended, with terms substantially identical to those of the Notes (the "Exchange Offer"), which registration statement was filed on March 26, 1998, and (b) use their best efforts to cause the registration statement to be declared effective by the Securities and Exchange Commission on or prior to June 17, 1998. The Company has also agreed to file a shelf registration statement relating to the resale of the Notes under certain circumstances. If the Company fails to satisfy these registration obligations, it will be required to pay liquidated damages to holders of Notes under certain circumstances.

         On August 5, 1997, a subsidiary of the Company, Aviation Sales SPS I, Inc., entered into a term loan agreement in a principal amount of $7.2 million which was guaranteed by the Company, to finance certain equipment and rotable parts on long-term lease, which secure the loan. This loan is payable in 59 consecutive equal monthly payments of $91,750 commencing September 14, 1997, with a final balloon payment due on August 14, 2002. Interest on this term loan is fixed at 8.21%. The Company has leased the underlying equipment and rotable parts to unrelated third parties. Interim payments under the term loan will be made from the proceeds of these parts leases. This term loan contains financial and other covenants and mandatory prepayment events, as defined. At December 31, 1997, the Company was in compliance with all covenants of this term loan.

         In connection with its acquisition of Kratz, a subsidiary of the Company, AVS/Kratz-Wilde Machine Company delivered a non-interest bearing promissory note in the original principal amount of $2.5 million, which was guaranteed by the Company, to the seller. At December 31, 1997, the Company was in compliance with the terms of this promissory note.

         In connection with its acquisition of Caribe, on March 6, 1998, a subsidiary of the Company, Aviation Sales Manufacturing and Repair Company, delivered a promissory note in the original principal amount of $5.0 million, which was guaranteed by the Company, to the seller. The note is payable over a two year period with interest at the rate of 8% per annum.

         During the years ended December 31, 1995, 1996 and 1997, the Company incurred capital expenditures of approximately $0.9 million, $1.1 million and $4.4 million, respectively, primarily to make enhancements to the Company's management information systems, telecommunications systems and other capital equipment and improvements. The Company is currently in the early stages of purchasing and implementing a new management information system, which among other things, will allow the Company to continue to maintain its competitive advantage resulting from the availability of information regarding its market and will mitigate any Year 2000 issues currently inherent in the Company's existing systems. The cost of the new MIS system is expected to be approximately $8.0 million, which will be incurred over approximately a two year period. Financing for the new system will be provided from operations and from borrowings under the Credit Facility.

         As part of its growth strategy, the Company intends to continue to pursue acquisitions of bulk inventories of aircraft spare parts and complementary businesses. Additionally, the Company is actively considering the prospect of consolidating its various facilities into a single warehouse facility. Financing for such activities would be provided from operations and from borrowings under the Credit Facility. The Company may also in the future issue additional debt and/or equity securities in connection with financing one or more of its activities. The Company believes that cash flow from operations and borrowing availability under the Credit Facility will be sufficient to satisfy the Company's anticipated working capital requirements over the next twelve months.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE.

         None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting scheduled to be held in June 1998, under the caption, "Election of Directors," to be filed by the Registrant.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by Item 11 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting scheduled to be held in June 1998, under the caption, "Executive Compensation," to be filed by the Registrant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         The information required by Item 12 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting scheduled to be held in June 1998, under the caption, "Security Ownership of Certain Beneficial Owners and Management," to be filed by the Registrant.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting scheduled to be held in June, 1998, under the caption "Certain Transactions," to be filed by the Registrant.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) The consolidated balance sheets as of December 31, 1996 and December 31, 1997 and the related consolidated statements of income, partners' capital and stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997 are filed as part of this report:

(1)      FINANCIAL STATEMENTS                                         PAGE

Report of Independent Certified Public Accountants                     F-1
ConsolidatedBalance Sheets at December 31, 1996 and 1997               F-3
Consolidated Statements of Income for the three years ended
 December 31, 1997                                                     F-5
Consolidated Statements of Partners' Capital and Stockholders'
 Equity for the three years ended  December 31, 1997                   F-6
Consolidated Statements of Cash Flows for the three years ended
 December 31, 1997                                                     F-7
Notes to Consolidated Financial Statements                             F-8

(2)      CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Schedule II - Valuation and Qualifying Accounts for the three years
 ended December 31, 1997                                               F-28

(3)      EXHIBITS

  3.1 Certificate of Incorporation of the Company and amendment thereto(1)

  3.2             Second Amendment to Certificate of Incorporation(4)

  3.3             Bylaws of the Company(1)

  4.1             Form of Registration Rights Agreement(1)

  4.2 Indenture, dated as of February 17, 1998, among Aviation Sales Company, certain of its subsidiaries, and SunTrust Bank Central Florida, National Association, Trustee(3)

  4.3 Registration Rights Agreement, dated as of February 17, 1998, among Aviation Sales Company, certain of its subsidiaries and Salomon Brothers, Inc., BT Alex. Brown Incorporated and Citicorp Securities(3)

  10.1 Third Amended and Restated Credit Agreement, dated as of October 17, 1997, by and among the Company, certain of its subsidiaries and Citicorp USA, Inc., as agent(2)

  10.2 Lease, dated as of December 2, 1994, by and between Aviation Properties and the Partnership(1)

  10.3 Lease, dated as of December 2, 1994, by and between Aviation Properties of Texas(1)

  +10.4 Amended Employment Agreement, effective as of December 2, 1994, by and between Dale S. Baker and the Company(4)

  +10.5 Amended Employment Agreement, effective as of December 2, 1994, by and between Harold Woody and the Company(4)

  +10.6 Amended Employment Agreement, effective as of December 2, 1994, by and between Joseph E. Civiletto and the Company(4)

  +10.7 Amended Employment Agreement, effective as of June 1, 1996, by and between James D. Innella and the Company(4)

  +10.8 Amended Employment Agreement, effective as of June 1, 1996, by and between Michael A. Saso and the Company(4)

  +10.9           1996 Director Stock Option Plan(4)

  +10.10          1996 Stock Option Plan(4)

  +10.11          1997 EBITDA Incentive Compensation Plan(5)

  10.12 Asset Purchase Agreement dated as of August 9, 1996 by and between Dixie Bearings Incorporated and Aviation Sales Bearing Company(6)

  10.13 Asset Purchase Agreement dated as of November 30, 1996 by and between AvEng Trading Partners, Inc. and the Company(5)

  10.14 Merger Agreement by and among Aviation Sales Company, AVS/ASI Merger Corp., Aerocell Structures, Inc. and the shareholders of Aerocell Structures, Inc., dated as of September 30, 1997(7)

  10.15 Asset Purchase Agreement by and between Aviation Sales Company and Kratz-Wilde Machine Company, dated as of September 30, 1997(8)

  10.16 Stock for Asset Purchase Agreement by and between Aviation Sales Company, AVS/AMI Merger Corp., Apex Manufacturing, Inc. and the shareholders of Apex Manufacturing, Inc., dated as of December 31, 1997(9)

  10.17 Merger Agreement by and among Aviation Sales Company, AVS/CAI Merger Corp., Caribe Aviation, Inc., Aircraft Interior Design, Inc. and Benito Quevedo(10)

  *21.1           List of Subsidiaries of Registrant

  *23.1           Consent of Arthur Andersen LLP

  *23.2           Consent of Clark, Schaefer, Hackett & Co.

  *27.1           Financial Data Schedule

  *99.1           Press Release Regarding Whitehall Merger Agreement

----------------------------
*     Filed herewith
+     Compensation plan or agreement

(FOOTNOTES ON NEXT PAGE)

(FOOTNOTES FROM PRIOR PAGE)

(1) Incorporated by reference to Company's Registration Statement on Form S-1 dated April 15, 1996 (File No. 333-3650)
(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 1997
(3) Incorporated by reference to Company's Registration Statement on Form S-4 dated March 26, 1998 (File No. 333- 48669)
(4) Incorporated by reference to Amendment No. 1 to Company's Registration Statement on Form S-1 dated June 6, 1996 (File No. 333-3650)
(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
(6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996
(7) Incorporated by reference to the Registrant's Current Report on Form 8-K dated September 30, 1997
(8) Incorporated by reference to the Registrant's Current Report on Form 8-K dated October 17, 1997
(9) Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 31, 1997
(10) Incorporated by reference to the Registrant's Current Report on Form 8-K dated March 6, 1998


(B)   REPORTS ON FORM 8-K.

         The following Current Reports on Form 8-K were filed during the fourth quarter of 1997:

         (i) Current Report on Form 8-K, dated September 30, 1997, reporting under: (a) Item 2, the merger of Aerocell Structures, Inc. with a wholly-owned subsidiary of the Company, AVS/ASI Merger Corp. and (b) Item 5, the Company's entering into an agreement to acquire substantially all of the assets of Kratz- Wilde Machine Company.

         (ii) Current Report on Form 8-K; dated October 17, 1997, reporting under: (a) Item 2, the Company's acquisition of substantially all of the assets of Kratz-Wilde Machine Company, and (b) Item 5, reporting the Company's entering into a Third Amended and Restated Credit Agreement with Citicorp, USA, as agent and with the lenders under the credit agreement; which Form 8-K was amended on December 31, 1997 to include under Item 7 the financial statements of Kratz Wilde required to be filed pursuant to Item 7(a) of Form 8-K, as well as pro forma financial statements of the Company and Kratz-Wilde required to be filed pursuant to Item 7(b) of Form 8-K with respect to that transaction.

         (iii) Current Report on Form 8-K, dated December 31, 1997, reporting under Item 2 the acquisition by the Company of substantially all of the assets and liabilities of Apex Manufacturing, Inc.

(C)      Exhibits

         For exhibits, see Item 14(A)(3) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIATION SALES COMPANY
(Registrant)

By: /s/ Dale S. Baker                                    March 31, 1998
   ---------------------------------------
     Dale S. Baker
     President, Chief Executive Officer and
     Chairman of the Board (Principal
     Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE AND TITLE                  DATE:

/s/ Dale S. Baker                                      March 31, 1998
---------------------------------------
Dale S. Baker
President, Chief Executive Officer and
Chairman of the Board (Principal Executive Officer)

/s/ Joseph E. Civiletto                                March 31, 1998
---------------------------------------
Joseph E. Civiletto
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Harold M. Woody                                    March 31, 1998
---------------------------------------
Harold M. Woody
Executive Vice President - Sales and Marketing
 and Director

/s/ James D. Innella                                    March 31, 1998
---------------------------------------
James D. Innella
Vice President and Chief Operating Officer

                                                        March __, 1998
---------------------------------------
Robert Alpert
Director

                          [SIGNATURE PAGE TO FORM 10-K]

/S/ SAM HUMPHREYS                                       March 31, 1998
---------------------------------------
Sam Humphreys
Director

                                                        March __, 1998
---------------------------------------
Tim L. Watkins
Director

/S/ KAZUTAMI OKUI                                       March 31, 1998
---------------------------------------
Kazutami Okui
Director

                          [SIGNATURE PAGE TO FORM 10-K]

                          INDEX TO FINANCIAL STATEMENTS

                                                                      PAGE
                                                                      ----
Report of Independent Certified Public Accountants                     F-2

Consolidated Balance Sheets at December 31, 1996 and 1997              F-3

Consolidated Statements of Income for the three years ended
  December 31, 1997                                                    F-5

Consolidated Statements of Partners' Capital and Stockholders' Equity
  for the three years ended December 31, 1997                          F-6

Consolidated Statements of Cash Flows for the three years ended
  December 31, 1997                                                    F-7

Notes to Consolidated Financial Statements                             F-8

Financial Statement Schedule:
   Schedule II - Valuation and Qualifying Accounts for the three
      years ended December 31, 1997                                    F-28

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Aviation Sales Company:

We have audited the accompanying consolidated balance sheets of Aviation Sales Company (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, partners' capital and stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aviation Sales Company and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Miami, Florida,
   March 2, 1998 (except with respect to the matters discussed in Note 14 as to which the date is March 26, 1998).

                         AVIATION SALES COMPANY AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS

                                                                              DECEMBER 31,
                                                                     -----------------------------
                                                                         1996              1997
                                                                         ----              ----
     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                        $   1,262,149     $   4,985,751
  Accounts receivable, net of allowance for doubtful accounts
    of $3,779,580 and $3,474,532 in 1996 and 1997, respectively       37,086,899        66,545,155
  Inventories                                                         72,974,397       139,313,722
  Prepaid expenses                                                     4,067,332         3,111,728
  Deferred income taxes                                                1,972,410         2,004,148
                                                                   -------------     -------------
     Total current assets                                            117,363,187       215,960,504
                                                                   -------------     -------------
EQUIPMENT ON LEASE, net of accumulated amortization of
  $2,601,069 and $3,626,522 in 1996 and 1997, respectively            17,950,783        22,758,149
                                                                   -------------     -------------
FIXED ASSETS:
  Property and equipment                                               4,333,070        25,502,943
  Less - Accumulated depreciation                                     (2,027,197)       (5,008,668)
                                                                   -------------     -------------
     Total fixed assets                                                2,305,873        20,494,275
                                                                   -------------     -------------
AMOUNTS DUE FROM RELATED PARTIES                                       2,914,615         2,891,343
                                                                   -------------     -------------
OTHER ASSETS:
  Goodwill                                                                  -           17,712,145
  Deposits and other                                                     369,191         1,009,369
  Deferred income taxes                                                3,406,331         1,485,380
  Deferred financing costs, net                                          872,568         2,675,684
                                                                   -------------     -------------
     Total other assets                                                4,648,090        22,882,578
                                                                   -------------     -------------
     Total assets                                                  $ 145,182,548     $ 284,986,849
                                                                   =============     =============


                                  (Continued)

                     AVIATION SALES COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                                              DECEMBER 31,
                                                                   ----------------------------------
                                                                       1996                 1997
                                                                       ----                 ----
     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                $  15,736,288         $  18,136,462
  Accrued expenses                                                    8,501,372            16,362,777
  Notes payable, current maturities -
    Senior                                                            7,428,571            12,258,391
    Revolver                                                         16,697,985            86,413,959
                                                                  -------------         -------------
     Total current liabilities                                       48,364,216           133,171,589
                                                                  -------------         -------------
LONG-TERM LIABILITIES:
  Deferred income                                                       890,065               962,063
  Notes payable -
    Senior                                                           14,857,143            50,412,550
    Other                                                               -                   2,200,000
                                                                  -------------         -------------
     Total long-term liabilities                                     15,747,208            53,574,613
                                                                  -------------         -------------
COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, none outstanding                                        -                     -
  Common stock, $.001 par value, 30,000,000 shares
    authorized, 9,422,042 and 9,399,932 shares outstanding
    in 1996 and 1997, respectively                                        9,422                 9,400
  Additional paid-in capital                                         71,304,446            70,660,457
  Retained earnings                                                   9,757,256            27,570,790
                                                                  -------------         -------------
     Total stockholders' equity                                      81,071,124            98,240,647
                                                                  -------------         -------------
     Total liabilities and stockholders' equity                   $ 145,182,548          $284,986,849
                                                                  =============          ============

   The accompanying notes are an integral part of these consolidated balance sheets.

                     AVIATION SALES COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                   -------------------------------------------------------
                                                       1995                   1996                1997
                                                       ----                   ----                ----
OPERATING REVENUES:
  Sales of aircraft parts, net                     $108,434,709           $151,407,093        $243,819,616
  Rentals from leases and other                       5,368,174             10,536,776          13,079,138
                                                   ------------           ------------        ------------
                                                    113,802,883            161,943,869         256,898,754

COST OF SALES                                        71,314,263            110,358,502         180,712,495
                                                   ------------           ------------        ------------
                                                     42,488,620             51,585,367          76,186,259
                                                   ------------           ------------        ------------
OPERATING EXPENSES:
  Operating                                           8,988,894              9,319,981          14,286,220
  Selling                                             4,820,081              6,977,518           9,665,535
  General and administrative                          8,640,423             10,681,242          14,146,700
  Depreciation and amortization                       1,465,915              2,322,791           3,093,599
                                                   ------------           ------------        ------------
                                                     23,915,313             29,301,532          41,192,054
                                                   ------------           ------------        ------------
INCOME FROM OPERATIONS                               18,573,307             22,283,835          34,994,205

INTEREST EXPENSE AND AMORTIZATION
  OF DEFERRED FINANCING COSTS                         8,287,584              5,350,020           7,431,916
                                                   ------------           ------------        ------------
INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                                 10,285,723             16,933,815          27,562,289

INCOME TAX (BENEFIT) EXPENSE                            -                     (426,033)         10,781,519
                                                   ------------           ------------        ------------
INCOME BEFORE EXTRAORDINARY ITEM                     10,285,723             17,359,848          16,780,770

EXTRAORDINARY ITEM, NET OF INCOME
  TAXES                                                 -                    1,862,140             -
                                                   ------------           ------------        ------------
NET INCOME                                         $ 10,285,723           $ 15,497,708         $16,780,770
                                                   ============           ============         ===========
BASIC EARNINGS PER SHARE:
  Income before extraordinary item                                               $2.22               $1.78
  Extraordinary item, net of income taxes                                         0.24                -
                                                                          ------------        ------------
  Net income                                                                     $1.98               $1.78
                                                                          ============        ============
DILUTED EARNINGS PER SHARE:
  Income before extraordinary item                                               $2.22               $1.77
  Extraordinary item, net of income taxes                                         0.24                -
                                                                          ------------        ------------
  Net income                                                                     $1.98               $1.77
                                                                          ============        ============
PRO FORMA DILUTED AND BASIC EARNINGS PER SHARE
  Pro forma income before extraordinary item              $1.00                  $1.32
  Extraordinary item, net of income taxes                   -                     0.24
                                                   ------------           ------------
  Pro forma net income                                    $1.00                  $1.08
                                                   ============           ============

   The accompanying notes are an integral part of these consolidated financial statements.

                     AVIATION SALES COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                            AND STOCKHOLDERS' EQUITY





                                                                  TOTAL              COMMON STOCK              ADDITIONAL
                                                                PARTNERS'      --------------------------       PAID-IN
                                                                 CAPITAL           SHARES       AMOUNT          CAPITAL
                                                            ------------------ --------------  ---------- -------------------
BALANCE AS OF DECEMBER 31, 1994                                $    7,078,698         859,542   $    859   $       (859)
  Net income                                                       10,285,723               -          -              -
  Distribution to partners                                         (3,306,854)              -          -              -
  Acquisition of AvEng Trading Partners,
  Inc.  (Note 2)                                                            -         400,000        400              -
                                                               ---------------   ------------    -------- ---------------
BALANCE AS OF DECEMBER 31, 1995                                    14,057,567       1,259,542      1,259           (859)
  Distributions to partners prior to initial
  public offering                                                  (3,041,936)              -          -              -
  Net income                                                        5,881,480               -          -              -
  Exchange of partnership interests for
  common stock (Note 1)                                           (16,897,111)      4,425,000      4,425      6,732,436
  Net proceeds from initial public offering                                 -       3,737,500      3,738     64,572,869
                                                               ---------------   ------------    -------- ---------------
BALANCE AS OF DECEMBER 31, 1996                                             -       9,422,042      9,422     71,304,446
  Impact of immaterial poolings (Note 2)                                                    -          0        582,764
  Net income                                                                -               -          -              -
  Stock options exercised                                                   -          34,890         35        720,940
  Gain on litigation settlement with former
  employee (Note 7)                                                         -        (75,000)        (75)    (2,624,925)
  Issuance of common stock to
  employees (Note 6)                                                        -         18,000          18        677,232
                                                               ---------------   ------------    -------- ---------------
BALANCE AS OF DECEMBER 31, 1997                                $            -       9,399,932     $9,400   $ 70,660,457
                                                               ===============   =============   ======== ===============



                                                                                                         TOTAL
                                                                                     TOTAL          PARTERS'CAPITAL
                                                                RETAINED          STOCKHOLDERS'    AND STOCKHOLDERS
                                                                EARNINGS             EQUITY             EQUITY
                                                            -------------------------------------- -----------------
BALANCE AS OF DECEMBER 31, 1994                             $          -          $        -             $ 7,078,698
  Net income                                                           -                   -              10,285,723
  Distribution to partners                                             -                   -              (3,306,854)
  Acquisition of AvEng Trading Partners,
   Inc.  (Note 2)                                                 141,028            141,428                 141,428
                                                             ------------       ------------             -----------
BALANCE AS OF DECEMBER 31, 1995                                   141,028            141,428              14,198,995
  Distributions to partners prior to initial
   public offering                                                      -                  -              (3,041,936)
  Net income                                                    9,616,228          9,616,228              15,497,708
  Exchange of partnership interests for
   common stock (Note 1)                                                -          6,736,861             (10,160,250)
  Net proceeds from initial public offering                             -         64,576,607              64,576,607
                                                             ------------       ------------             -----------
BALANCE AS OF DECEMBER 31, 1996                                 9,757,256         81,071,124              81,071,124
  Impact of immaterial poolings (Note 2)                        1,032,764          1,615,528               1,615,528
  Net income                                                   16,780,770         16,780,770              16,780,770
  Stock options exercised                                               -            720,975                 720,975
  Gain on litigation settlement with former
   employee (Note 7)                                                    -         (2,625,000)             (2,625,000)
  Issuance of common stock to employees (Note 6)                        -            677,250                 677,250
                                                             ------------       ------------             -----------
BALANCE AS OF DECEMBER 31, 1997                              $ 27,570,790       $ 98,240,647             $98,240,647
                                                             ============       ============             ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                     AVIATION SALES COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                           ---------------------------------------------
                                                                 1995             1996           1997
                                                                 ----             ----           ----
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                               $   10,285,723   $  15,497,708  $  16,780,770
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities
   Depreciation and amortization                                2,132,522       2,938,974      4,276,863
   Gain on sale of equipment on lease,
     net of proceeds                                                    -               -      3,796,929
   Provision for doubtful accounts                                360,000       1,954,000      3,081,063
   Deferred income taxes                                                -      (5,378,741)     1,331,943
   Extraordinary item, net of income taxes                              -       1,862,140              -
   Issuance of common stock to employees                                -               -        677,250
   Gain on litigation settlement with former employee                   -               -     (2,625,000)
   Increase in accounts receivable, net                        (7,204,803)    (12,366,644)   (25,528,342)
   (Increase) decrease in inventories                           4,330,960     (18,017,715)   (57,836,421)
   (Increase) decrease in prepaid expenses                            (95)     (4,010,369)       975,076
   (Increase) decrease in deposits and other                     (662,426)        503,273        (21,106)
   Increase in accounts payable                                 4,270,902       5,238,370        571,706
   Increase in accrued expenses                                   365,864       3,786,258      5,629,642
   Increase in deferred income                                    103,575          12,750         71,998
                                                           --------------- --------------- -------------
     Net cash provided by (used in) operating activities       13,982,222      (7,979,996)   (48,817,629)
                                                           --------------- --------------- -------------
CASH FLOW FROM INVESTING ACTIVITIES:
  Cash used in acquisitions, net of cash acquired              (1,060,538)     (8,953,820)   (39,946,846)
  Purchases of equipment                                         (897,544)     (1,111,368)    (4,394,433)
  Purchases of spare parts on lease                            (2,722,054)     (7,829,797)   (10,528,415)
  Payments to/from related parties                                (60,059)        116,583         23,272
                                                           --------------- --------------- -------------
     Net cash used in investing activities                     (4,740,195)    (17,778,402)   (54,846,422)
                                                           --------------- --------------- -------------
CASH FLOW FROM FINANCING ACTIVITIES:
  Repayment of senior debt                                     (5,000,000)     (5,000,000)             -
  Net issuance (repayment) of senior revolving facility        (2,109,400)     15,763,592              -
  Distributions to partners - ASC partnership                  (3,306,854)     (3,041,936)             -
  Payment of initial public offering proceeds to
   original credit facility and subordinated debt                       -     (52,806,400)             -
  Payment to J/T Aviation Partners                                      -     (10,160,250)             -
  Borrowings under new credit facility                                  -      16,697,985     66,270,149
  Payments under new credit facility                                    -      (2,857,143)    (4,642,857)
  Issuance of senior debt under acquisition facility                    -       6,000,000     40,000,000
  Payments of senior debt under acquisition facility                    -        (857,143)    (2,000,000)
  Proceeds from note to prior owners of Kratz-Wilde                     -               -      2,200,000
  Proceeds from equipment loan                                          -               -      7,200,000
  Payments on equipment loan                                            -               -       (171,916)
  Proceeds from initial public offering                                 -      64,576,607              -
  Stock options exercised                                               -               -        720,975
  Payment of deferred financing costs                             (54,745)     (1,548,072)    (2,188,698)
                                                           --------------- --------------- -------------
    Net cash provided by (used in) financing activities       (10,470,999)     26,767,240    107,387,653
                                                           --------------- --------------- -------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                             (1,228,972)      1,008,842      3,723,602
                                                           --------------- --------------- -------------
CASH AND CASH EQUIVALENTS, beginning of period                  1,482,279         253,307      1,262,149
                                                           --------------- --------------- -------------
CASH AND CASH EQUIVALENTS, end of period                   $      253,307  $    1,262,149  $   4,985,751
                                                           =============== =============== =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid                                            $    7,717,005  $    4,884,720  $  5,978,262
                                                           =============== =============== =============

  Income taxes paid                                        $            -  $    3,002,431  $  6,518,025
                                                           =============== =============== =============

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

         The Company was formed on June 26, 1996, when: (i) all but one of the parties holding interests in the Partnership contributed their interests in the Partnership to the Company in exchange for 2,924,000 shares of the Company's common stock, and (ii) one of the parties holding an interest in the Partnership, J/T Aviation Partners ("J/T"), contributed its interest in the Partnership to the Company in exchange for 1,501,000 shares of the Company's common stock and an amount equal to the proceeds to be received by the Company for 575,000 shares of common stock sold in the offering, as more completely described below.

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

                     AVIATION SALES COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of ASC and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

         CASH AND CASH EQUIVALENTS

         The Company considers all deposits with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents at December 31, 1996 and 1997, include cash held by the Company in demand deposit accounts.

         REVENUE RECOGNITION

         Sales of aircraft parts are recognized as revenues when the product is shipped and title has passed to the customer. The Company records reserves for estimated sales returns in the period sales are made. Reserves for returns as of December 31, 1996 and 1997 were $1,227,598 and $1,740,813, respectively. The Company also warehouses and sells inventories on behalf of others under consignment arrangements. The Company records commission revenues on the sale of consignment inventories upon shipment of the product. The Company exchanges rotable parts in need of service or overhaul for new, overhauled or serviceable parts in its inventory for a fee. Fees on exchanges are recorded in revenue at the time the product is shipped. The Company performs inventory repair management and warehouse management services to customers on a contractual basis. These service fees are recorded in revenue over the course of the contract as the services are rendered. Gain on sale of equipment on lease is included in rentals from leases and other.

         INVENTORIES

         Inventories, which consist primarily of aviation parts, are stated at the lower of cost or market on primarily a specific identification basis. In instances where bulk purchases of inventory items are made, cost is determined based upon an allocation by management of the bulk purchase price to the individual components. Expenditures required for the recertification of parts are capitalized as inventory and are expensed as the parts associated with the re-certification are sold. The Company enters into consignment arrangements for bulk quantities of inventory items. Costs to disassemble and warehouse bulk items are capitalized and expensed as the consigned items are sold. As a result of the acquisitions of Aerocell and Kratz in 1997, the Company maintains raw materials and work in progress inventories in support of those manufacturing and overhaul facilities. At December 31, 1996 and 1997, inventories consisted of the following:

                                  1996             1997
                             -------------   --------------
Finished goods               $  72,974,397   $  131,582,005
Work in process                          -        2,114,408
Raw materials                            -        5,617,309
                             -------------   --------------
                             $  72,974,397   $  139,313,722
                             =============   ==============

                     AVIATION SALES COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     EQUIPMENT ON LEASE

     The Company, primarily through Aviation Sales Leasing Company, leases engines and spare parts inventories to the airline industry on a worldwide basis through operating leases. Operating lease income is recognized on a straight-line basis over the term of the underlying leases. The cost of equipment on lease is amortized, principally on a straight-line basis, to the estimated remaining net realizable value over the lease term or the economic life of the equipment.

     PROPERTY AND EQUIPMENT

     At December 31, 1996 and 1997, property and equipment consisted of the following:

                                              1996                  1997
                                              ----                  ----
Land                                    $              -    $           396,810
Buildings                                              -              3,890,493
Machinery and equipment                          475,666             14,452,515
Furniture and fixtures                         3,857,404              6,763,125
                                        ------------------  --------------------
                                               4,333,070             25,502,943
     Accumulated depreciation                 (2,027,197)            (5,008,668)
                                        ==================  ====================
                                        $      2,305,873    $        20,494,275
                                        ==================  ====================

         For financial reporting purposes, the Company provides for depreciation of property and equipment using the straight-line method at annual rates sufficient to amortize the cost of the assets less estimated salvage values over their estimated useful lives. Estimated useful lives range from 3 to 15 years for the Company's property and equipment.

         Maintenance and repair expenditures are charged to expense as incurred, and expenditures for betterments and major renewals are capitalized. The carrying amounts of assets which are sold or retired and the related accumulated depreciation are removed from the accounts in the year of disposal, and any resulting gain or loss is reflected in income. Such gains or losses were not significant during the years ended December 31, 1995, 1996 and 1997.

         Depreciation expense amounted to $510,455, $746,626 and $1,777,559 for the years ended December 31, 1995, 1996 and 1997, respectively.

         INTANGIBLE ASSETS

         The costs associated with obtaining financing are included in the accompanying consolidated balance sheets as deferred financing costs and are being amortized over the initial terms of the loans to which such costs relate. Amortization expense for the years ended December 31, 1995, 1996 and 1997 was $666,607, $616,183 and $385,582, respectively. During the first quarter of 1998, the Company completed the offering and sale of $165 million in senior subordinated notes, using a portion of the proceeds to retire existing debt. In connection with these transactions, the Company will write off the deferred financing costs related to the term loan agreements eliminated with the proceeds. See Note 14.

                     AVIATION SALES COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The excess of the purchase price over the fair values of the net assets acquired from Kratz-Wilde Machine Company, Inc. in 1997 was approximately $17.9 million. This amount has been recorded as goodwill, which is being amortized on a straight-line basis over 20 years. Amortization expense for the year ended December 31, 1997 was $189,602.

                                                DECEMBER 31,
                                       ----------------------------
                                            1996           1997
                                       ------------   -------------
Deferred financing costs:
  Original basis                       $  1,055,184   $   3,243,882
  Accumulated amortization                 (182,616)       (568,198)
                                       ------------   -------------
                                       $    872,568   $   2,675,684
                                       ============   =============
Goodwill
  Original basis                       $          -   $  17,901,747
  Accumulated amortization                        -        (189,602)
                                       ------------   -------------
                                       $          -   $  17,712,145
                                       ============   =============

The Company continually evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of intangible assets or whether the remaining balance of intangible assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the intangible assets in measuring their recoverability.

         DEFERRED INCOME

         Advance payments and deposits received on operating leases are initially deferred and subsequently recognized as the Company's obligations under the lease agreement are fulfilled.

         STOCK COMPENSATION PLANS

         At December 31, 1997, the Company has two stock-based compensation plans, which are more fully described in Note 12. The Company accounts for the fair value of its grants under those plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") on January 1, 1996.

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

                     AVIATION SALES COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Deferred income taxes, which arose primarily as a result of temporary differences between the Partnership's book and tax basis of certain assets and liabilities, were recorded, resulting in an adjustment to the Company's reported earnings in the period of adoption. A deferred income tax benefit of $914,459 was credited to operations at the time of adoption. The transfer of J/T's interest in the Partnership to the Company described in Note 1 resulted in a step-up in basis in the Company's net assets for tax purposes. As a result, during 1996, a deferred tax benefit of $3,962,498 was recorded. See Note 11.

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

         FINANCIAL INSTRUMENTS

         The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short maturity of the instruments and the provision for what management believes to be adequate reserves for potential losses. Management believes the fair value of long-term debt approximates the carrying amount of long-term debt in the accompanying consolidated balance sheets as substantially all of the Company's long-term debt reprices to market based on variable interest rate terms.

         YEAR 2000 SYSTEMS COSTS

         The Company utilizes software and related technologies throughout its businesses that will be affected by the date change in the year 2000. The Company is currently in the early stages of purchasing and implementing a new management information system which management believes will mitigate the Year 2000 issues currently inherent in the Company's existing systems. However, the Company cannot measure the impact that the Year 2000 issue will have on its vendors, suppliers, customers and other parties with which it conducts business. The cost of the new MIS system is expected to be approximately $8.0 million, which will be incurred over approximately a two-year period.

         RECENTLY ISSUED ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), is effective for fiscal years ending after December 15, 1997. This statement specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. Earnings per share have been restated to comply with SFAS 128 for all periods presented. See Note 10.

                     AVIATION SALES COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), was issued by the Financial Accounting Standards Board in June 1997. This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. The objective of SFAS 130 is to report a measure (comprehensive income) of all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners. Management believes the adoption of SFAS 130 will not have a material impact on the Company's consolidated financial statements, and upon adoption, will disclose comprehensive income in the consolidated statement of stockholders' equity.

         Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), was issued by the Financial Accounting Standards Board in June 1997. This statement establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS 131 effective December 31, 1998.

NOTE 2 - BUSINESS COMBINATIONS

ACQUISITIONS ACCOUNTED FOR UNDER THE PURCHASE METHOD OF ACCOUNTING:

         On August 9, 1996, the Company completed the acquisition of certain assets of the business of Dixie Bearings, Incorporated ("Dixie") relating primarily to the sale of new bearings for use in aircraft for a purchase price of approximately $9.0 million. The acquisition was accounted for using the purchase method of accounting. Accordingly, the operations of Dixie since the acquisition have been included in the accompanying consolidated financial statements from the date of acquisition. The historical operations of Dixie, when compared to the historical operations of the Company, are not significant. In connection with the acquisition, the Company borrowed $6,000,000 of senior notes payable to financial institutions and paid the balance in cash. See Note 5.

         On October 17, 1997 the Company completed the acquisition of substantially all of the assets of the business of Kratz-Wilde Machine Company, a Kentucky corporation ("Kratz-Wilde") for a purchase price of approximately $42.5 million in cash and notes and the assumption of certain liabilities of Kratz-Wilde in the approximate amount of $2.5 million. Kratz-Wilde specializes in the manufacture of machined components primarily for jet engines, and also produces some automotive and faucet components. The acquisition was accounted for

                     AVIATION SALES COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


using the purchase method of accounting and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The operations of Kratz-Wilde since the acquisition have been included in the accompanying consolidated financial statements from the date of acquisition. As a result of the Kratz-Wilde acquisition, the Company's operating revenues increased approximately $6.5 million from the date of the acquisition through December 31, 1997. In connection with the acquisition, the Company borrowed $40,000,000 of senior notes payable to financial institutions, with the remainder of the acquisition price payable to the prior owners over a two year period. See Note 5.

         The Company's unaudited pro forma consolidated results of operations assuming the Kratz-Wilde acquisition had occurred on January 1, 1996 are as follows:

                                                   Year Ended December 31,
                                                 --------------------------
(in $ millions except earnings per share)            1996          1997
                                                 -----------    -----------
Revenue                                          $     186.5    $     286.6
Income before extraordinary item                         8.0(a)        19.3
Diluted earnings per share
  before extraordinary item                      $      1.03    $      2.03

(a)Includes an adjustment to record pro forma income tax expense as if the Company had been a C corporation since January 1, 1996.

         The unaudited pro forma results of operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated this business as of January 1, 1996.

ACQUISITIONS ACCOUNTED FOR UNDER THE POOLING OF INTERESTS METHOD OF ACCOUNTING:

         Shares issued to consummate acquisitions accounted for under the pooling of interests method of accounting are reflected as outstanding for all periods presented in the accompanying financial statements.

         On December 10, 1996, the Company acquired AvEng Trading Partners, Inc. ("AvEng"), a company that was formed in 1995, for consideration of 400,000 shares of the Company's common stock. Although the acquisition was accounted for using the pooling of interests method of accounting, the accompanying consolidated statements of income, partners' capital and stockholders' equity and cash flows prior to December 31, 1995 have not been restated to give retroactive effect for the acquisition due to the immateriality of the restated amounts.

         On September 30, 1997, the Company acquired Aerocell Structures, Inc. ("Aerocell") for consideration of 620,970 shares of the Company's common stock. Although the acquisition was accounted for using the pooling of interests method of accounting, the accompanying

                     AVIATION SALES COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consolidated financial statements prior to December 31, 1996 have not been restated to give retroactive effect for the acquisition due to the immateriality of the restated amounts.

         On December 31, 1997, the Company acquired Apex Manufacturing, Inc. ("Apex") for consideration of 238,572 shares of the Company's common stock. Although the acquisition was accounted for using the pooling of interests method of accounting, the accompanying consolidated financial statements prior to December 31, 1996 have not been restated to give retroactive effect for the acquisition due to the immateriality of the restated amounts.

         Details of the results of operations of the Company and the pooled entities for the periods before the pooling of interest combinations were consummated are as follows:


(in $ millions)                             1996           1997
                                        -----------   ------------
Revenue:
  The Company                           $     152.6   $      230.3
  AvEng                                         9.3              -
  Aerocell and Apex                               -           26.6
                                        -----------   ------------
                                        $     161.9   $      256.9
                                        ===========   ============
Income from continuing operations
  before extraordinary item:
  The Company                           $      16.6   $       13.7
  AvEng                                         0.8              -
  Aerocell and Apex                               -            3.1
                                        -----------   ------------
                                        $      17.4   $       16.8
                                        ===========   ============

         The preliminary purchase price allocations for business combinations accounted for under the purchase method of accounting (including historical accounts of immaterial acquisitions accounted for under the pooling of interests method of accounting) were as follows:

                                                YEAR ENDED DECEMBER 31,
                                        ---------------------------------------
                                           1995          1996          1997
                                        ----------   -----------  -------------
Cash and cash equivalents               $        -   $         -  $   2,970,714
Accounts receivable                              -     2,898,460      7,010,977
Inventories                               (522,439)    6,000,000      8,502,904
Prepaid expenses                                 -             -         19,472
Deposits and other                               -             -        619,072
Fixed assets                                     -       100,000     15,571,528
Goodwill                                         -             -     17,901,747
Accounts payable                         1,582,977       (44,640)    (1,828,468)
Accrued expenses                                 -             -     (2,231,763)
Deferred income taxes                            -             -       (557,270)
Notes payable                                    -             -     (3,445,825)
Common stock issued and
  paid-in capital received                       -             -     (1,615,528)
                                        -----------  -----------   ------------
                                         1,060,538     8,953,820     42,917,560
Less cash acquired                               -             -     (2,970,714)
                                        -----------  -----------   ------------
Cash used in acquisitions, net of cash
acquired                                $ 1,060,538  $ 8,953,820   $ 39,946,846
                                        ===========  ===========   ============

                     AVIATION SALES COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ACCOUNTS RECEIVABLE

         The Company distributes products in the United States and abroad to commercial airlines, air cargo carriers, distributors, maintenance facilities, corporate aircraft operators and other aerospace companies. The Company's credit risks consist of accounts receivable from customers in the aviation industry. The Company performs periodic credit evaluations of its customers' financial conditions and provides allowances for doubtful accounts as required. No single customer represents greater than 10 percent of total revenues or accounts receivable for the years ended December 31, 1995, 1996 or 1997.

NOTE 4 - EQUIPMENT ON LEASE

         In the normal course of business, the Company leases engines and spare parts to third parties pursuant to noncancelable operating leases ranging from one to ten years. The cost and accumulated amortization of equipment on lease are as follows:

                                                      DECEMBER 31,
                                              ----------------------------
                                                  1996            1997
                                              -----------      -----------

        Equipment on lease, at cost.......    $20,551,852      $26,384,671
        Accumulated amortization .........     (2,601,069)      (3,626,522)
                                              -----------      -----------
                                              $17,950,783      $22,758,149
                                              ===========      ===========

         At December 31, 1996 and 1997, $8,464,366 and $5,417,271, respectively, of equipment on lease was maintained in the Far East.

         Deposits of $890,065 and $962,063, respectively, received from the leases are recorded as deferred income in the accompanying December 31, 1996 and 1997 consolidated balance sheets and will be applied in connection with final settlement of these leases.

         Amortization expense amounted to $955,460, $1,576,165 and $1,924,120 for the years ended December 31, 1995, 1996 and 1997, respectively.

         Future minimum lease receivables under the leases are as follows:

       YEARS ENDING DECEMBER 31,
       -------------------------
        1998  ...................................      $ 3,989,647
        1999  ...................................        3,205,884
        2000  ...................................        2,888,948
        2001  ...................................        1,707,384
        2002  ...................................        1,398,474
     Thereafter .................................        3,744,000
                                                       -----------
                                                       $16,934,337
                                                       ===========

                     AVIATION SALES COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - NOTES PAYABLE

         At December 31, 1996 and 1997, notes payable consisted of the following:

                                                        DECEMBER 31,
                                              -------------------------------
                                                   1996              1997
                                              -------------     -------------
Amended Term Loan                             $  17,142,857     $  17,642,857
Amended Revolving Credit Facility:
    Revolving loan                               16,697,985        86,413,959
    Acquisition loan facility                     5,142,857        38,000,000
Term loan - leased assets                                 -         7,028,084
Note payable to prior owners of Kratz-Wilde               -         2,200,000
Less - Current maturities                       (24,126,556)      (98,672,350)
                                              -------------     -------------
Net long-term notes payable                   $  14,857,143     $  52,612,550
                                              =============     =============

         Future maturities of notes payable at December 31, 1997 are as follows:

     YEARS ENDING DECEMBER 31,
     -------------------------
          1998 .................................    $   98,672,350
          1999 .................................        13,346,159
          2000 .................................        13,522,188
          2001 .................................        12,414,538
          2002 .................................        13,329,665
                                                     -------------
                                                     $ 151,284,900
                                                     =============

         Prior to July 2, 1996, the Company financed its working capital needs primarily through, (a) a series of term loans (with $55 million in principal outstanding at December 31, 1995) payable periodically through November 30, 2000, and (b) a $20 million revolving credit facility expiring November 30, 1999.

         On July 2, 1996, the Company completed the repayment of indebtedness and restructuring of its Revolving Credit Facility per the terms of an amended credit facility (the "Amended Credit Facility") dated June 27, 1996. The Amended Credit Facility consisted of (a) a term loan facility in an original principal amount of $20.0 million and (b) a $50.0 million revolving loan, letter of credit and acquisition loan facility. In connection with the repayment and restructuring of the previous bank lending agreement, the Company wrote-off $3,052,688 of deferred financing costs (resulting in an extraordinary item, net of income taxes of $1,862,140).

         On August 22, 1997, the Company amended its Amended Credit Facility pursuant to the terms of a Second Amended and Restated Credit Agreement, which was, itself, amended on October 17, 1997.

                     AVIATION SALES COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         On October 17, 1997, the Company amended the Second Amended Credit Agreement pursuant to the terms of a Third Amended and Restated Credit Agreement (the "Third Amended Credit Agreement"). Pursuant to the Third Amended Credit Agreement, the Company has obtained a credit facility consisting of (a) a term loan facility (the "Third Amended Term Loan") in a principal amount of $18.6 million, and (b) a $131.4 million revolving loan, letter of credit and acquisition loan facility, subject to an availability calculation based on the eligible borrowing base (the "Third Amended Revolving Credit Facility"). The eligible borrowing base includes certain receivables and inventories of the Company. The letter of credit portion of the Third Amended Revolving Credit Facility is subject to a $15 million sublimit and the acquisition loan portion of the Third Amended Revolving Credit Facility is subject to a $40 million sublimit, with the imposition of certain borrowing criteria based on the satisfaction of certain debt ratios. The interest rate on the Third Amended Credit Agreement is, at the option of the Company, (a) prime plus a margin, or
(b) LIBOR plus a margin, where the margin determination is made based upon the Company's financial performance over the 12 month period (ranging from 0.0% to 1.25% in the event prime is utilized, or 1.50% to 2.75% in the event LIBOR is utilized). At December 31, 1997, the margin was .25% for prime rate loans and 1.75% for LIBOR rate loans.

         The Third Amended Term Loan, as well as any portion of the revolving credit facility utilized to make acquisitions, amortizes in equal quarterly installments and terminates on July 31, 2002. Interim payments under the Third Amended Revolving Credit Facility will be made from daily collections of the Company's accounts receivable. The Third Amended Revolving Credit Facility will terminate on July 31, 2002. The Third Amended Credit Agreement contains financial and other covenants and mandatory prepayment events, as defined. At December 31, 1997, the Company was in compliance with all covenants of the Third Amended Credit Agreement. The Third Amended Credit Agreement is secured by a lien on substantially all of the assets of the Company. On December 31, 1997, the outstanding balances under the Third Amended Term Loan and Third Amended Revolving Credit Facility were $55.6 million (including $38.0 million borrowed under the acquisition subfacility) and $86.4 million, respectively.

         The Company entered into a subordinated loan agreement (the "Subordinated Debt") on December 2, 1994, whereby the Partnership borrowed $7,000,000 from the partners which was payable in a single lump sum on the earlier of June 2, 2001, or six months after amounts borrowed pursuant to the credit facility have been paid in full. Upon the earlier to occur of June 2, 2001 or the repayment of the Subordinated Debt in full, the Company was required to pay to the partners an additional facility fee of $350,000, provided that, if the Subordinated Debt was prepaid in full prior to June 2, 1996, the Company would be released from its obligation to pay such facility fee. On July 2, 1996, the Company repaid the Subordinated Debt in full and the facility fee with a portion of the proceeds of the initial public offering. The Subordinated Debt bore interest at prime plus 5 percent.

         On August 5, 1997, the Company entered into a term loan agreement in a principal amount of $7.2 million to finance certain equipment and rotable parts on a long-term lease, which secure the loan. This loan is payable in 59 consecutive equal monthly payments of $91,750 commencing September 14, 1997, with a final balloon payment due on August 14, 2002. Interest on this term loan is fixed at 8.21%. The Company has leased the underlying equipment

                     AVIATION SALES COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


and rotable parts to unrelated third parties. Interim payments under the term loan will be made from the proceeds of these parts leases. This term loan contains financial and other covenants and mandatory prepayment events, as defined. At December 31, 1997, the Company was in compliance with all covenants of this term loan.

         As described in Note 2, the Company borrowed $6.0 million on August 9, 1996, under the acquisition loan portion of the Amended Revolving Credit Facility for the acquisition of certain assets of the business of Dixie. This credit facility has since been amended, as described above.

         In connection with the October 17, 1997 acquisition of Kratz-Wilde (see
Note 2), the company entered into an agreement with the prior owners to pay $2.2 million of the acquisition price over a two year period. Payments of $1,250,000 are due on January 1, 1999 and January 1, 2000. Interest on this note has been imputed at 8%.

NOTE 6 - RELATED-PARTY TRANSACTIONS

         The Company leases its corporate headquarters and warehouse in Miami, Florida (the "Miami Property") and a warehouse in Pearland, Texas (the "Pearland Property") from related parties. The lease on the Miami Property calls for annual payments in the amount of $892,990 expiring on December 2, 2014. The Company is required to make annual payments under the Pearland Property lease in the amount of $114,468. This lease expires December 2, 2000. The Company believes the terms of these leases are no less favorable than could be obtained from an unaffiliated third party. As described more thoroughly in Note 14, the Company purchased the Pearland Property on March 13, 1998 for approximately $1.8 million.

         In connection with the purchase of the Miami Property by the related party, the Company made an unsecured $2,465,519 loan to the related party, which bears interest at 8% per annum, with principal and interest due in a single payment on December 2, 2004. The outstanding balance is included in amounts due from related parties in the accompanying balance sheets. The Company believes the terms of this loan are no less favorable than could be obtained from an unaffiliated third party.

         At December 31, 1997, six officers and certain employees of the Company were each granted 3,000 shares of the Company's common stock. The fair value of these shares on the date of issuance, $677,250, has been included in general and administrative expenses in the accompanying 1997 statement of operations.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

         The Company is currently involved in various lawsuits and other contingencies arising out of operations in the normal course of business. In the opinion of management, the ultimate resolution of those claims and lawsuits will not have a material adverse effect on the financial position or results of operations of the Company.

                     AVIATION SALES COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         On November 26, 1997, the Company settled an outstanding legal claim against a former employee and shareholder of the Company. As part of this settlement, the employee agreed to leave the Company and transfer 75,000 shares of the Company's common stock back to the Company, which shares the Company immediately retired. The fair value of the shares at the date of the settlement, approximately $2.6 million, has been reflected as a reduction of general and administrative expense in the accompanying 1997 statement of operations.

         The Company has purchase commitments to various airlines whereby the Company sells aircraft inventory as agent for such airlines. Pursuant to such agreements, the Company has commitments to various airlines requiring the Company to purchase a minimum amount of inventory from such airlines if minimum sales targets are not met. In the opinion of management, the Company's commitments will be realized through future sales of aircraft inventory owned by such airlines.

         Effective January 1, 1995, the Company established a qualified defined contribution plan (the "Plan") for eligible employees. The Plan provides that employees may contribute up to the maximum percent of pretax earnings as allowed by the U.S. tax code and the Company may elect, at its discretion, to make contributions to the Plan in any year. The Company contributed approximately $197,000, $309,000 and $296,000 to the Plan in 1995, 1996 and 1997,
respectively. The Company does not provide retired employees any health or life insurance benefits.

                     AVIATION SALES COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - LEASES

         The Company leases certain buildings and office equipment under operating lease agreements. Two of the buildings are leased from related parties of the Company (See Note 6). For the years ended December 31, 1995, 1996 and 1997, rent expense under these leases amounted to $1,554,677, $1,813,113 and $2,300,585, respectively. Minimum rental commitments under operating leases are as follows:



YEARS ENDING DECEMBER 31,          TO RELATED PARTIES          TO THIRD PARTIES
-------------------------          ------------------          ----------------
        1998    .................  $       1,007,458           $     1,466,654
        1999    .................          1,007,458                   760,537
        2000    .................            997,919                   461,099
        2001    .................            892,990                   377,960
        2002    .................            892,990                   293,522
     Thereafter .................         10,715,884                   290,688
                                   -----------------           ---------------
                                   $      15,514,699           $     3,650,460
                                   =================           ===============


NOTE 9 - DOMESTIC AND EXPORT SALES INFORMATION

         Substantially all of the Company's operating profits and identifiable assets are sourced from or located in the United States. Information about the Company's domestic and export sales for the three years ended December 31, 1997 follows (in thousands):

                                           1995       1996       1997
                                         -------   --------    --------
Net Revenues by Geographical Areas
  United States                         $ 68,052   $ 94,591    $179,876
  Export Sales:
    Europe                                28,666     40,308      43,318
    Far East                               7,525     13,907      13,852
    Latin America                          9,560     13,138      19,853
                                        --------   --------    --------
                                        $113,803   $161,944    $256,899
                                        ========   ========    ========


NOTE 10 - EARNINGS PER SHARE

         The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share" during 1997. SFAS 128 establishes standards for computing and presenting basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding during the year. Diluted earnings per share is based on the combined weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise of options. In computing diluted earnings per share, the Company has utilized the treasury stock method. All prior period earnings per share data have been restated to conform with SFAS 128.

                     AVIATION SALES COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                --------------------------------
                                                   1995       1996       1997
                                                ---------  ---------  ----------
Weighted average shares outstanding used in
  calculating basic earnings per share          6,259,542  7,811,229  9,423,195
Effect of dilutive options                              -      8,608     60,902
                                                ---------  ---------  ---------
Weighted average common and
  common equivalent shares used in
  calculating diluted earnings per share        6,259,542  7,819,837  9,484,097
                                                =========  =========  =========

The 400,000 shares issued in connection with the acquisition of AvEng, the 620,970 shares issued in connection with the acquisition of Aerocell and the 238,572 shares issued in connection with the acquisition of Apex are included in the calculation of weighted average shares outstanding for all periods presented.

PRO FORMA EARNINGS PER SHARE

         Prior to June 26, 1996, the operations of the Company were conducted by the Partnership, a Delaware general partnership and, therefore, the results of operations for the year ended December 31, 1995 and for the period January 1, 1996 through June 26, 1996, do not include a provision for income taxes, as the income of the Partnership passed directly to its partners.

         The following pro forma adjustments to record income taxes at the Company's estimated effective tax rate have been reflected in the pro forma earnings per share data presented in the accompanying consolidated statements of income for the years ended December 31, 1995 and 1996:

                                                   YEAR ENDED DECEMBER
                                              ------------------------------
                                                  1995              1996
                                              ------------     -------------
Historical income before income
 taxes and extraordinary item                 $ 10,285,723     $  16,933,815
Pro forma provision for income taxes             4,011,432         6,604,188
                                              ------------     -------------
Pro forma income before extraordinary item       6,274,291        10,329,627
Extraordinary item, net of income taxes                  -         1,862,140
                                              ------------     -------------
Pro forma net income                          $  6,274,291     $   8,467,487
                                              ============     =============

         Pro forma basic earnings per share have been computed by dividing pro forma net income by the weighted average number of common shares outstanding. Pro forma diluted earnings per share is based on the combined weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise of options. For periods prior to the closing of the Company's public offering, the pro forma weighted average number of common shares outstanding assumes that the 4,425,000 shares issued to the partners and the 575,000 shares of common stock, the net proceeds in respect of which were paid to J/T, were outstanding in all periods.

                     AVIATION SALES COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - INCOME TAXES

         The income tax (benefit) expense for the years ended December 31, 1996 and 1997 consists of the following:

                                                     YEAR ENDED DECEMBER 31,
                                                  ---------------------------
                                                       1996            1997
                                                  -------------  ------------
       Current
        Federal                                   $   3,279,832  $  8,480,389
        State                                           482,328       969,187
                                                  -------------  ------------
                                                      3,762,160     9,449,576
                                                  -------------  ------------
       Deferred
        Federal                                      (4,689,159)    1,195,333
        State                                          (689,582)      136,610
                                                  -------------  ------------
                                                     (5,378,741)    1,331,943
                                                  -------------  ------------

        Total income tax (benefit) expense           (1,616,581)   10,781,519

        Less:  benefit for income taxes relating
          to extraordinary item                      (1,190,548)            -
                                                  -------------  ------------
        Income tax (benefit) expense relating
          to continuing operations                $    (426,033) $ 10,781,519
                                                  =============  ============


         The tax effects of temporary differences that give rise to significant portions of deferred tax assets as of December 31, 1996 and 1997 are as follows:


                                                  DECEMBER 31,
                                           ------------------------
                                              1996          1997
                                           ----------    ----------
Deferred tax assets, net:
  Allowance for doubtful accounts            $1,103,384    $  534,106
  Inventories                                 1,144,941     1,783,222
  Property and equipment                      3,735,079     2,215,910
  Spare parts on lease                         (198,626)     (692,936)
  Other                                          11,706        66,969
                                             ----------    ----------
                                              5,796,484     3,907,271

  Less:  valuation allowance                   (417,743)     (417,743)
                                             ----------    ----------
  Net deferred tax assets                    $5,378,741    $3,489,528
                                             ==========    ==========

                     AVIATION SALES COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The reconciliation of the federal statutory rate and the Company's effective tax rate is as follows:

                                                        1996            1997
                                                     ----------       --------

Federal income tax at the statutory rate                  35.0 %         35.0 %

Increases (reductions) in tax rate resulting from:
  Partnership income not subject to taxation             (12.2)           0.0
  Step-up in tax basis resulting from transfer
    of J/T's interest (see Note 1)                       (21.0)           0.0
  Transfer of net assets of the Partnership to
    the Company (see Note 1)                              (7.1)           0.0
  State income taxes, net of federal tax benefit           4.6            4.1
  Other                                                   (1.8)           0.0
                                                       ---------        --------
Effective income tax rate                                 (2.5)%         39.1 %
                                                       =========        ========


NOTE 12 - STOCK OPTION PLANS

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

         A summary of activity in the Company's stock option plans through December 31, 1997 is as follows:

                     AVIATION SALES COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                          SHARES UNDER    WEIGHTED AVG
                                             OPTION      EXERCISE PRICE
                                          -----------    --------------

  Outstanding at January 1, 1996                   -              -
    Granted                                  197,600    $     19.00
                                             -------
  Outstanding at December 31, 1996           197,600    $     19.00

    Granted (a)                              208,800    $     25.08
    Exercised                                (34,890)   $     20.65
    Cancelled                                (13,614)   $     20.84
                                             -------
  Outstanding at December 31, 1997           357,896    $     22.32
                                          ==========
  Options exercisable:
    At December 31, 1996                     122,200    $     19.00
    At December 31, 1997                     224,384    $     21.45

  Available to grant at
    December 31, 1997                        442,104

  (a)  1997 grant prices ranged from $24.07 per share to $25.86 per share.

         The following table summarizes information about outstanding and exercisable stock options at December 31, 1997:

                                       OUTSTANDING               EXERCISABLE
                             -----------------------------    ----------------
                                      WEIGHTED-
                                       AVERAGE   WEIGHTED-            WEIGHTED-
                                      REMAINING   AVERAGE              AVERAGE
                                     CONTRACTUAL  EXERCISE             EXERCISE
  RANGE OF EXERCISE PRICE     SHARES     LIFE      PRICE      SHARES    PRICE
  -----------------------    -------     ----    ---------    ------- --------

         $   19.00           162,325     8.5     $   19.00    131,833 $   19.00
        $24.07 - $25.86      195,571     9.5     $   25.07     92,551 $   24.93
                             -------                          -------
                             357,896     9.0     $   22.32    224,384 $   21.45
                             =======                          =======

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

         The Company accounts for the fair value of its grants under those plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" whereby no compensation cost related to stock options is deducted in determining net income. Had compensation cost for the Company's stock option plans been determined pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net income and earnings per share would have decreased accordingly. Using the Black-Scholes option pricing model, the Company's pro forma net income, pro forma earnings per share and pro forma weighted average fair value of options granted, with related assumptions, are as follows:

                     AVIATION SALES COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                              YEAR ENDED DECEMBER 31,
                                         ---------------------------------
                                             1996                  1997
                                         -------------         -----------
Pro forma net income                     $ 14,679,681          $15,286,498
Pro forma basic earnings per share       $       1.88          $      1.62
Pro forma diluted earnings per share     $       1.88          $      1.61
Risk free interest rates                            6%                   7%
Expected lives                                7 years               7 years
Expected volatility                                40%                  40%

NOTE 13 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Results have been restated for pooling transactions in the year of acquisition. See Note 2.

                    (In thousands, except earnings per share)

                                       FIRST      SECOND     THIRD     FOURTH
                                      QUARTER    QUARTER    QUARTER    QUARTER
                                      -------    -------    -------    -------
1997:

Operating revenues                    $54,853    $58,118    $67,104   $76,824
Income from operations                  6,087      8,475      9,207    11,225(a)
Net income                              3,048      4,251      4,484     4,998
Diluted income before extraordinary
  item per share                        $0.32      $0.45      $0.47     $0.53
Diluted net income per share            $0.32      $0.45      $0.47     $0.53

1996:
Operating revenues                    $35,554    $36,159    $41,181   $49,050
Income from operations                  5,426      5,027      5,911     5,920
Net income                              3,395      3,904      5,079     3,120
Pro forma diluted income before
  extraordinary item per share          $0.26      $0.30      $0.51     $0.24
Pro forma diluted net income per share  $0.26      $0.30      $0.27     $0.24

1995:
Operating revenues                    $28,451    $28,749    $28,781   $27,822
Income from operations                  6,034      5,165      3,966     3,408
Net income                              3,951      3,065      1,872     1,398
Pro forma diluted income before
  extraordinary item per share          $0.38      $0.30      $0.18     $0.14
Pro forma diluted net income per share  $0.38      $0.30      $0.18     $0.14


(a) Includes gain on legal settlement with former employee and shareholder of approximately $2.6 million.

NOTE 14 - SUBSEQUENT EVENTS

                     AVIATION SALES COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         On March 9, 1998, the Company completed the acquisition of Caribe Aviation, Inc. (Caribe) and Caribe's wholly owned subsidiary Aircraft Interior Design, Inc. The purchase price was approximately $25 million; consisting of $5 million in cash, and $5 million in promissory notes payable over two years; the issuance of 176,939 shares of the Company's authorized, but unissued, common stock; and the repayment of approximately $7.5 million of indebtedness owed by Caribe Aviation, Inc. to a financial institution. The acquisition will be accounted for using the purchase method of accounting and accordingly, the purchase price will be allocated to the assets purchased and the liabilities assumed based upon the fair market value at the date of acquisition. The estimated excess of the purchase price over the fair values of the net assets acquired is approximately $10.7 million. This amount will be recorded as goodwill and will be amortized on a straight-line basis over 20 years. The operations of Caribe will be included in the Company's consolidated financial statements from the date of acquisition forward. Caribe had consolidated fiscal 1997 revenues of approximately $27 million.

         On February 17, 1998, the Company completed the offering and sale of $165 million in senior subordinated notes due in 2008 with a coupon rate of 8.125% at a price of 99.395%. Proceeds were used to repay debt and for general corporate purposes, including acquisitions, working capital needs and capital expenditures. In connection with this transaction, the Company will write off the deferred financing costs related to term loan agreements eliminated with the proceeds from the senior subordinated notes.

         On March 13, 1998, the Company entered into an agreement to purchase its Pearland, Texas warehouse facility from a related party (see Note 6). The total purchase price of approximately $1.8 million was paid in cash and through the reduction of amounts receivable from the related party at the date of the transaction.

         On March 26, 1998, the Company entered into a definitive agreement with Whitehall Corporation, pursuant to which the two companies will merge. Under the terms of the agreement, at the effective date of the merger, the shareholders of Whitehall will receive 0.5143 shares of Aviation Sales common stock for each share of Whitehall stock outstanding on such date. Based on the approximately
6.0 million Whitehall shares outstanding, Aviation Sales will issue approximately 3.1 million shares of Aviation Sales common stock to Whitehall's stockholders in the merger transaction. Based upon the closing price of Aviation Sales' common stock on March 25, 1998, the value of the transaction is approximately $142 million, which includes the assumption of approximately $9.4 million of Whitehall's outstanding indebtedness. The transaction, which will be accounted for as a pooling of interest, is expected to close at the end of the second quarter of 1998. Whitehall had fiscal 1997 revenues of approximately $65.8 million.

                                                                     SCHEDULE II

                     AVIATION SALES COMPANY AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED DECEMBER 31, 1997

                                           ADDITIONS
                            BALANCE AT     CHARGED TO
                            BEGINNING       COST AND                (A)         BALANCE AT
DESCRIPTION                  OF YEAR        EXPENSES    OTHER    DEDUCTIONS     END OF YEAR
-----------                 ----------    ----------   ------    -----------    -----------
Allowances for Doubtful
  Accounts Receivable:

   Year Ended December 31-
   1995                     $2,625,809    $ 360,000    $   -      $1,034,414    $1,951,395
                            ==========    =========    =====      ==========    ==========

   1996                     $1,951,395    $1,954,000   $   -      $  125,815    $3,779,580
                            ==========    =========    =====      ==========    ==========
   1997                     $3,779,580    $3,081,063   $   -      $3,386,111    $3,474,532
                            ==========    =========    =====      ==========    ==========

(A) Represents accounts receivable written-off.

                                 EXHIBIT INDEX

                              EXHIBIT DESCRIPTION


21.1      List of Subsidiaries of Registrant

23.1      Consent of Arthur Andersen LLP

23.2      Consent of Clark Schaefer, Hackett & Co.

27.1      Financial Data Schedule

99.1      Press Release Regarding Whitehall Merger Agreement