Form 10-K/A
period 1997-12-31
AVIATION SALES CO
filed 1998-04-30
CIK 1012159

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

(Mark One)

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 1997

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

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

Common Stock, par value $.001 per share           New York Stock Exchange

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                                      None

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. YES X    NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 26, 1998, 9,586,871 shares of common stock were outstanding and the aggregate market value (based on the closing price on the New York Stock Exchange on February 20, 1997, which was $43.25 per share) of the common stock held by non-affiliates was approximately $211,818,560.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain exhibits listed in Part IV of this Annual Report on Form 10-K, as amended, are incorporated by reference from prior filings made by the registrant under the Securities Act of 1933, as amended, and the Exchange Act of 1934, as amended.

================================================================================

     The purpose of this Amendment No. 1 on Form 10-K/A of Aviation Sales Company (the "Company") is to amend the Company's previously filed Form 10-K for its fiscal year ended December 31, 1997 ("10-K") as follows: (i) amend Part II,
Item 7 of the 10-K by replacing said section in its entirety with the Part II,
Item 7 included herein, (ii) add the information required by Items 10, 11, 12 and 13 of Part III of Form 10-K and (iii) amend Part IV, Item 14 of the 10-K by replacing pages F-8 through F-27 of the 10-K with the pages F-8 through F-26 included herein.

                                    PART II

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

     During 1997, the Company completed three acquisitions. The first acquisition, which was completed in September 1997, was a merger accounted for as a pooling of interests with Aerocell. Aerocell operates an FAA-licensed overhaul and repair facility. The purchase price paid for Aerocell was approximately $18.8 million, payable by issuance of an aggregate of 620,970 shares of the Company's common stock. As a result of the acquisition of Aerocell, the Company's operating revenues for the year ended December 31, 1997 increased by approximately $19.3 million. The second acquisition, which was completed in October 1997, was of the assets of Kratz, a company which specializes in the manufacture of machined components primarily for jet engines (and also produces certain automotive and faucet components). The Company paid approximately $39.6 million, including acquisition costs and net of cash acquired, to acquire the assets of Kratz and accounted for the acquisition under the purchase method of accounting. As a result of the acquisition of Kratz, the Company's operating revenues increased by approximately $6.5 million from the date of acquisition through December 31, 1997. The third acquisition, which was completed in December 1997 and was accounted for in a transaction accounted for as a pooling of interests, was the acquisition of Apex, a precision aerospace manufacturer specializing in the machining of metal parts, including precision shafts, fuel shrouds, housings and couplings for aerospace actuating systems, fuel controls and engines. The purchase price paid to acquire Apex was $8.4 million, payable by the issuance of an aggregate of 238,572 shares of the Company's common stock. As a result of the acquisition of Apex, the Company's operating results for the year ended December 31, 1997 increased by approximately $7.3 million.


     To date during 1998, the Company has completed one acquisition. On March 6, 1998, the Company acquired Caribe and its wholly-owned subsidiary Aircraft. The acquisition was a merger accounted for as a purchase. Caribe is an FAA-licensed repair station. Aircraft manufactures plastic cabin interior replacement parts and refurbishes aircraft interior components. The purchase price paid to acquire Caribe and Aircraft consisting of the following: (i) $5.0 million in cash; (ii) $5.0 million in the form of promissory notes payable over two years; and (iii) $7.0 million in shares of the Company's authorized but unissued common stock (182,143 shares). Additionally, as part of the merger transaction, the Company repaid approximately $7.5 million of Caribe's and Aircraft's indebtedness due to a financial institution. The operations of Caribe and Aircraft will be included in the Company's consolidated financial statements from the date of acquisition. Caribe and Aircraft had consolidated fiscal 1997 revenues of approximately $27 million. The pre-acquisition operations of Caribe are not material to the operations of the Company.


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

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1997


     The following table sets forth certain information relating to the Company's operations for the periods indicated:


                                                                        1996                        1997
                                                              -------------------------   -------------------------
                                                                   $             %             $             %
                                                              -----------   -----------   -----------   -----------
                                                                             (DOLLARS IN THOUSANDS)
Operating revenues ........................................    $161,944        100.0%      $256,899         100.0%
Cost of sales .............................................     110,359         68.1%       180,713          70.3%
                                                               --------        -----       --------         -----
                                                                 51,585         31.9%        76,186          29.7%
                                                               --------        -----       --------         -----
Operating Expenses
 Operating ................................................       9,320          5.8%        14,286           5.6%
 Selling ..................................................       6,977          4.3%         9,665           3.8%
 General and administrative ...............................      10,681          6.6%        14,147           5.5%
 Depreciation and amortization ............................       2,323          1.4%         3,094           1.2%
                                                               --------        -----       --------         -----
                                                                 29,301         18.1%        41,192          16.1%
                                                               --------        -----       --------         -----
Income from operations ....................................      22,284         13.8%        34,994          13.6%
Interest expense, net .....................................       5,350          3.3%         7,432           2.9%
                                                               --------        -----       --------         -----
Income before income taxes and extraordinary item .........      16,934         10.5%        27,562          10.7%
Income tax expense (benefit) ..............................        (426)       ( 0.2%)       10,781           4.2%
                                                               --------        -----       --------         -----
Income before extraordinary item ..........................      17,360         10.7%        16,781           6.5%
Extraordinary item, net of income taxes ...................       1,862          1.1%            --            --
                                                               --------        -----       --------         -----
Net income ................................................    $ 15,498          9.6%      $ 16,781           6.5%
                                                               ========        =====       ========         =====

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


     The Company's operating expenses for 1997, in absolute dollars, increased $11.9 million, or 40.6%, compared to 1996. Approximately $4.4 million of the increase is attributable to the operating expenses of Aerocell, Kratz and Apex, with the balance attributable to higher sales levels resulting in higher selling and operating expenses and increased reserves, offset in part by a $2.6 million gain on a legal settlement with a former employee and stockholder. Primarily due to economies of scale and improved operating efficiencies, operating expenses as a percentage of revenue decreased from 18.1% in 1996 to 16.0% in 1997. See Note 7 to Notes to Consolidated Financial Statements.


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

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1996


     The following table sets forth certain information relating to the Company's operations for the periods indicated:


                                                                             YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------------------
                                                                        1995                        1996
                                                              -------------------------   -------------------------
                                                                   $             %             $             %
                                                              -----------   -----------   -----------   -----------
                                                                             (DOLLARS IN THOUSANDS)
Operating revenues ........................................    $113,803         100.0%     $161,944        100.0%
Cost of sales .............................................      71,314          62.7%      110,359         68.1%
                                                               --------         -----      --------        -----
Gross profit ..............................................      42,489          37.3%       51,585         31.9%
                                                               --------         -----      --------        -----
Operating Expenses
 Operating ................................................       8,989           7.9%        9,320          5.8%
 Selling ..................................................       4,820           4.2%        6,977          4.3%
 General and administrative ...............................       8,641           7.6%       10,681          6.6%
 Depreciation and amortization ............................       1,466           1.3%        2,323          1.4%
                                                               --------         -----      --------        -----
 Total ....................................................      23,916          21.0%       29,301         18.1%
                                                               --------         -----      --------        -----
Income from operations ....................................      18,573          16.3%       22,284         13.8%
Interest and other expenses, net ..........................       8,287           7.3%        5,350          3.3%
                                                               --------         -----      --------        -----
Income before income taxes and extraordinary item .........      10,286           9.0%       16,934         10.5%
Income tax expense (benefit) ..............................          --            --          (426)       ( 0.2%)
                                                               --------         -----      --------        -----
Income before extraordinary item ..........................      10,286           9.0%       17,360         10.7%
Extraordinary item, net of income taxes ...................          --            --         1,862          1.1%
                                                               --------         -----      --------        -----
Net Income ................................................    $ 10,286           9.0%     $ 15,498          9.6%
                                                               ========         =====      ========        =====

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


     The Company and its subsidiaries have entered into the Credit Facility with certain financial institutions. At present, the Credit Facility consists of a $91.4 million revolving loan and letter of credit facility, subject to an availability calculation based on the eligible borrowing base (the "Revolving Credit Facility"). The eligible borrowing base includes certain receivables and inventories of the Company. The letter of credit portion of the Revolving Credit Facility is subject to a $15.0 million sublimit, with the imposition of certain borrowing criteria based on the satisfaction of certain debt ratios. The interest rate on the Credit Facility is, at the option of the Company, (a) prime plus a margin, or (b) LIBOR plus a margin, where the margin determination is made based upon the Company's financial performance over a 12 month period (ranging from 0.0% to 1.25% in the event prime is utilized, or 1.50% to 2.75% in the event LIBOR is utilized). At December 31, 1997, the margin was .25% for prime rate loans and 1.75% for LIBOR rate loans.


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



     The Notes are unconditionally guaranteed, on a senior subordinated basis, by substantially all of the Company's existing subsidiaries and each subsidiary that will be organized in the future by the Company, unless such subsidiary is designated as an unrestricted subsidiary (the "Subsidiary Guarantors"). Subsidiary Guarantees are joint and several, general unsecured obligations of Subsidiary Guarantors. Subsidiary Guarantees are subordinated in right of payment to all existing and future Senior Debt of Subsidiary Guarantors, including the Credit Facility, and are also effectively subordinated to all secured obligations of Subsidiary Guarantors to the extent of the assets securing such obligations, including the Credit Facility. Furthermore, the Indenture permits Subsidiary Guarantors to incur additional indebtedness, including senior debt, subject to certain limitations.


     The Notes are redeemable, at the option of the Company, in whole or in part, at any time after February 15, 2003, at the following redemption prices, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date: (i) 2003--104.063%; (ii) 2004--102.708%; (iii) 2005--101.354%;
and (iv) 2006 and thereafter--100%. In addition, on or prior to February 15, 2001, the Company may redeem up to 35% of the aggregate principal amount of the Notes at a redemption price of 108.125% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the redemption date with the net proceeds of a public offering of common stock of the Company; provided, that at least 65% of the aggregate principal amount of the Notes originally issued remains outstanding immediately after the occurrence of such redemption.



     Upon the occurrence of a change of control, the Company will be required to make an offer to repurchase all or any part of holder's Notes at a repurchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the repurchase date. There can be no assurance that the Company will have the financial resources necessary to purchase the Notes upon a change of control or that such repurchase will be permitted under the Credit Facility.


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


     Pursuant to a registration rights agreement, the Company has agreed to (a) file a registration statement on or prior to April 3, 1998 with respect to an offer to exchange the Notes for a new issue of debt securities of the Company registered under the Securities Act of 1933, as amended, with terms substantially identical to those of the Notes (the "Exchange Offer") which registration statement was filed on March 26, 1998 and (b) use their best efforts to cause the registration statement to be declared effective by the Securities and Exchange Commission on or prior to June 17, 1998. The Company has also agreed to file a shelf registration statement relating to the resale of the Notes under certain circumstances. If the Company fails to satisfy these registration obligations, it will be required to pay liquidated damages to holders of Notes under certain circumstances.


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


     In connection with its acquisition of Kratz, AVS/Kratz-Wilde Machine Company, a subsidiary of the Company, delivered a non-interest bearing promissory note in the original principal amount of $2.2 million, which was guaranteed by the Company, to the seller. At December 31, 1997, the Company was in compliance with the terms of this promissory note.


     In connection with its acquisition of Caribe, on March 6, 1998, a subsidiary of the Company, Aviation Sales Manufacturing & Repair Company, delivered a promissory note in the original principal amount of $5.0 million, which was guaranteed by the Company, to the seller. The note is payable over a two year period with interest at the rate of 8% per annum.


     During the years ended December 31, 1995, 1996 and 1997, the Company incurred capital expenditures of approximately $0.9 million, $1.1 million and $4.4 million, respectively, primarily to make enhancements to the Company's management information systems, telecommunications systems and other capital equipment and improvements. The Company's current management information statement is not Year 2000 compliant. The Company is currently implementing a new management information system, which among other things, will allow the Company to continue to maintain its competitive advantage resulting from the availability of information regarding its market and will mitigate any Year 2000 issues currently inherent in the Company's existing systems. The cost of the new MIS system is expected to be approximately $8.0 million, which will be incurred over approximately a two year period. Financing for the new system will be provided from operations and from borrowings under the Credit Facility.


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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

BOARD OF DIRECTORS

     The Articles of Incorporation and By-laws of the Company presently provide for a Board of Directors ("Board") divided into three classes, as nearly equal in size as possible, with staggered terms of three years. At the date of this report the current members of the Board and the expiration of their terms as Directors were as follows:

                                                                                             TERM
NAME                                 AGE       POSITIONS                                    EXPIRES
----                                 ---       ---------                                    -------

Dale S. Baker(1)(4)                   40       Chairman of the Board, President
                                               and Chief Executive Officer                   1999

Harold M. Woody(4)                    52       Director and Executive Vice                   1999
                                               President of the Company and
                                               President of Aviation Sales
                                               Leasing Company

Robert Alpert(1)(2)(3)(4)             48       Director                                      1998

Sam Humphreys(2)(3)                   37       Director                                      2000

Kazutami Okui(2)                      56       Director                                      2000


Tim L. Watkins, who served as a director of the Company during 1997, resigned from such position on April 23, 1998.

---------------------------

(1)   Member of the Executive Committee
(2)   Member of the Audit Committee
(3)   Member of the Compensation Committee
(4)   Member of the Nominating Committee

BUSINESS EXPERIENCE

         DALE S. BAKER has been the President and Chief Executive Officer of the Company since February 1992. Prior thereto, Mr. Baker was Senior Vice President and Manager of GE Capital's Corporate Investment Finance Group.

         HAROLD M. WOODY has been the Executive Vice President of the Company since February 1992 and the President of Aviation Sales Leasing Company, a subsidiary of the Company, since early 1997. Prior thereto, from 1989 to 1992, Mr. Woody was Senior Vice President-Sales and Marketing for Japan Fleet Service (Singapore) Pte. Ltd. ("JFSS") and from 1987 to 1989, Mr. Woody was Executive Vice President of the Aviation Sales Company business unit of Aviall Services, Inc. ("ASC").

         ROBERT ALPERT is a private investor. In addition to his investment in the Company, Mr. Alpert has invested significantly in business ventures in the steel, environmental and waste industries, and oil service industries.

         SAM HUMPHREYS is a Managing Director of Main Street Merchant Partners, a merchant banking firm and has been a partner in that firm and its predecessor since January 1996. Since March 1997, Mr. Humphreys has also been the Chairman of PalEx, Inc., the largest manufacturer of pallets in the United States. From April 1993 until March 1997, Mr. Humphreys held various executive positions with U.S. Delivery Systems, Inc., a provider of same-day local delivery services, and Envirofil, Inc., an environmental services company. Prior thereto, he was a partner in the law firm of Andrews & Kurth.

         KAZUTAMI OKUI has served as the General Manager of the Electronics and Aircraft Department of Tomen Corporation, located in Tokyo, Japan, for more than five years.

COMMITTEES OF THE BOARD

         In January 1997, the Board established an Executive Committee, an Audit Committee, a Compensation Committee and a Nominating Committee.

         The Executive Committee is authorized to meet between meeting of the Board of Directors and to exercise the powers of the Board, subject to limitations imposed by law.

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

EXECUTIVE OFFICERS

        The following list reflects the Company's executive officers, as of this date, the capacity in which they serve the Company, and when they assumed office:

                                                                                  EXECUTIVE
             NAME                 AGE                POSITIONS                  OFFICER SINCE
             ----                 ---                ---------                  -------------

         Dale S. Baker            40        President and Chief Executive       February 1992
                                            Officer

         Harold M. Woody          52        Executive Vice President of the
                                            Company and President of            February 1992
                                            Aviation Sales Leasing Company

         William H. Alderman      35        Senior Vice President, Corporate    September 1996
                                            Development

         Michael A. Saso          42        Senior Vice President-Purchasing    December 1994

         Joseph E. Civiletto      38        Vice President and Chief Financial  February 1992
                                            Officer

         James D. Innella         37        Vice President and Chief Operating  December 1994
                                            Officer


BUSINESS EXPERIENCE

         DALE S. BAKER. See the biographical information contained in "Board of Directors" above.

         HAROLD M. WOODY. See the biographical information contained in "Board of Directors" above.

        WILLIAM H. ALDERMAN has been the Senior Vice President of Corporate Development since September 1996. Prior thereto, from May 1995 to September 1996, Mr. Alderman was a Managing Director and principal of the financial advisory firm of International Aviation Management Group. Prior thereto, Mr. Alderman was Vice President of Structured Finance of GE Capital Aviation Services.

        MICHAEL A. SASO has been the Senior Vice President, Purchasing of the Company since December 1994. From 1986 until December 1994, Mr. Saso served as Vice President - Purchasing for ASC.

        JOSEPH E. CIVILETTO has been the Vice President and Chief Financial Officer of the Company since February 1992. Prior thereto from 1982 to 1992, Mr. Civiletto held various financial, planning and audit positions with Baker Hughes Inc. and Arthur Andersen LLP.

         JAMES D. INNELLA has been the Vice President and Chief Operating Officer of the Company since December 1994. Prior thereto: (i) from July 1993 to December 1994, Mr. Innella served as General Manager of ASC; (ii) from 1991 to July 1993, Mr. Innella was a Director of Operations for Ryder Airlines Services; and

(iii) from 1988 to 1991, Mr. Innella was the Director of Operations and Purchasing for Aviparts, Inc., a subsidiary of Ryder Airlines Services.

FAMILY RELATIONSHIPS

        There are no family relationships between or among any of the directors and executive officers.

COMPLIANCE WITH SECTION 16(A)

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(d) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), during the Company's fiscal year ended December 31, 1997 and any Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any written representations referred to in subparagraph (b)(2)(i) of Item 405 of Regulation S-K, except as set forth below, no person who at any time during the fiscal year ended December 31, 1997 was a director, officer or, to the knowledge of the Company, a beneficial owner of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act failed to file on a timely basis, as disclosed in Forms 3, 4 and 5, reports required by
Section 16(a) of the Exchange Act during the fiscal year ended December 31, 1997. The Company has been advised that each of Dale S. Baker, Harold S. Woody, Michael A. Saso and James D. Innella have not filed a Form 4 that was due, that Joseph E. Civiletto has not filed an amendment to a Form 5 that was due and that William H. Alderman has not filed a Form 5 that was due. The Company has been advised that each of the foregoing persons intends to make such filings in the immediate future.

ITEM 11.          EXECUTIVE COMPENSATION

        The following table sets forth information about the compensation paid or accrued during 1997, 1996 and 1995 to the Company's Chief Executive Officer and to each of the four other most highly compensated executive officers of the Company whose aggregate direct compensation exceeded $100,000.

SUMMARY COMPENSATION TABLE

                                                  ANNUAL COMPENSATION
                                          ---------------------------------
                                                      SALARY        BONUS       OTHER ANNUAL          ALL OTHER
NAME                                       YEAR         ($)          ($)        COMPENSATION         COMPENSATION
-------------------------------------     ------     ---------    ---------    ------------------------------------
Dale S. Baker........................     1997         258,670      212,627          (1)                 (2)
                                          1996         248,416      124,208          (1)                 --
                                          1995         237,500      118,750          (1)                 --

Harold M. Woody......................     1997         231,442      116,385                              (2)
                                          1996         222,267      111,134          --                  --
                                          1995         212,500      106,250          --                  --

Michael A. Saso......................     1997         186,889      153,623                              (2)
                                          1996         160,510       80,255          --                  --
                                          1995         125,000       62,500          --                  --

Joseph E. Civiletto..................     1997         141,588      116,385                              (2)
                                          1996         135,975       67,988          --                  --
                                          1995         130,000       65,000          --                  --

James D. Innella.....................     1997         153,735      126,370                              (2)
                                          1996         141,977       70,959          --                  --
                                          1995         125,000       62,500          --                  --

--------------------
(1) Mr. Baker also receives $5,000 per year for life insurance premiums. See "Employment Agreements with Named Executive Officers" below.

(2) In December 1997, the Company issued to such person 3,000 shares of restricted Company common stock for past services rendered to the Company. The 3,000 shares had a value of $112,875 on the date of issuance.

        No long-term compensation awards were made to management during the three years ended December 31, 1997.

OPTION GRANTS DURING LAST FISCAL YEAR

        The following table sets forth information concerning options to purchase shares of Company common stock granted during the fiscal year ended December 31, 1997 to those persons named in the Summary Compensation Table.

                                                                                             POTENTIAL REALIZABLE
                                                                                              VALUE AT ASSUMED
                                                                                              ANNUAL RATES OF
                                                                                                STOCK PRICE
                                                 % OF TOTAL                                     APPRECIATION
                                                   OPTIONS                                    FOR OPTION TERM(1)
                                                 GRANTED TO                                  --------------------
                              NUMBER OF SHARES   EMPLOYEES   EXERCISE
                                 UNDERLYING      IN FISCAL     PRICE         EXPIRATION
NAME                          OPTIONS GRANTED      YEAR      ($/SHARE)          DATE          5%($)     10%($)
---------------------------  ------------------  ---------  -----------   -----------------  -------   --------
Dale S. Baker..............        10,000           4.8       $25.25            3/3/2002      69,761    154,154
                                    5,000           2.4       $24.38           6/30/2002      33,679     74,421
Harold M. Woody............        10,000           4.8       $25.25            3/3/2002      69,761    154,154
                                    5,000           2.4       $24.38           6/30/2002      33,679     74,421
Michael A. Saso............        10,000           4.8       $25.25            3/3/2002      69,761    154,154
Joseph E. Civiletto........        10,000           4.8       $25.25            3/3/2002      69,761    154,154
                                   15,000           7.2       $37.62          12/30/2002     155,906    344,511
James D. Innella...........        10,000           4.8       $25.25            3/3/2002      69,761    154,154

---------------------
(1) These amounts represent assumed rates of appreciation in the price of common stock during the term of the options in accordance with rates specified in applicable federal securities regulations. Actual gains, if any, on stock option exercises will depend on the future price of the Company common stock and overall stock market conditions. There is no representation that the rates of appreciation reflected in the table will be achieved.

AGGREGATED OPTIONS EXERCISED DURING LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

        The following table sets forth information concerning the exercise of stock options to purchase Company common stock during the 1997 fiscal year and the value of unexercised stock options to purchase Company common stock at the end of the 1997 fiscal year for the persons named in the Summary Compensation Table.

                                                                            NUMBER OF            VALUE OF UNEXERCISED
                                                                      UNEXERCISED OPTIONS        IN-THE-MONEY OPTIONS
                                                                      AT FISCAL YEAR END        AT FISCAL YEAR END($)*
                                   NUMBER OF SHARES                 ----------------------     -------------------------
                                     ACQUIRED ON        VALUE
NAME                                   EXERCISE       REALIZED($)   EXERCISABLE/UNEXERCISABLE  EXERCISABLE/UNEXERCISABLE
--------------------------------   ----------------   -----------   -------------------------  -------------------------
Dale S. Baker...................          --             --               21,667/ 3,333            $334,870/$ 41,230
Harold M. Woody.................          --             --               21,667/ 3,333            $334,870/$ 41,230
Michael A. Saso.................          --             --               6,667/  3,333            $ 82,470/$ 41,230
Joseph E. Civiletto.............          --             --              21,667/ 13,333            $268,670/$ 41,230
James D. Innella................          --             --              14,999/  6,667            $195,950/$ 82,470

-------------------
* Computed based upon the difference between the closing price of the Common Stock at December 31, 1997 and the exercise price. No value has been assigned to options which are not in-the-money.

COMPENSATION OF DIRECTORS

        Each director who is not an employee of the Company receives an annual retainer fee at the rate of $12,000 per year for serving in such capacity. In addition, each director who is not an employee of the Company receives $1,000 for each meeting of the Board of Directors attended and $1,000 for each committee meeting attended.

        Also, all directors receive on an annual basis mandatory stock option grants under the 1996 Director Stock Option Plan for serving on the Board. Five-year options to purchase 5,000 shares of Common Stock are automatically granted to each director on July 1 of each year at an option exercise price equal to the closing price of the Common Stock on such date. Existing directors, upon the organization of the Company, were granted five-year options to purchase 10,000 shares of Common Stock, all of which are immediately exercisable, at an option exercise price of $19.00 per share. Additionally, directors appointed to the Board in the future will be granted options to purchase 10,000 shares of Common Stock when they are appointed to the Board, at an option exercise price equal to the closing price of the Common Stock on the date of their appointment to the Board.

EMPLOYMENT AGREEMENTS

         Effective December 2, 1994, the Company entered into an employment agreement with Mr. Baker. The employment agreement provides for an annual base salary of $237,500 (to be increased annually by a cost of living adjustment). In addition, the Company agreed to provide Mr. Baker with all employee benefits established by the Company, and to pay Mr. Baker an additional sum of $5,000 per year for insurance premiums to maintain a whole life insurance policy. The employment agreement requires Mr. Baker to use his best efforts to perform the duties of President and Chief Executive Officer.

        Mr. Woody has an employment agreement with the Company under which he is entitled to an annual base salary of $212,500 (to be increased annually by a cost of living adjustment), and all employee benefits established by Company.

        The employment agreements between the Company and Messrs. Baker and Woody each provide for an initial term expiring on December 31, 1999. Thereafter, the respective agreements each shall run for successive one-year periods unless terminated by the Company upon six months' prior written notice, or by Messrs. Baker or Woody upon three months' prior written notice.

        Mr. Saso has an employment agreement with the Company to serve as Senior Vice President, Purchasing under which he is entitled to an annual base salary of $185,000 (to be increased annually by a cost of living adjustment), and all employee benefits established by the Company. The agreement provides for an initial term expiring on May 31, 2001, running for successive one-year terms thereafter, unless terminated by the Company upon six months' prior written notice, or by Mr. Saso upon three months' prior written notice.

        Mr. Civiletto has an employment agreement with the Company to serve as Vice President and Chief Financial Officer under which he is entitled to an annual base salary of $130,000 (to be increased annually by a cost of living adjustment), and all employee benefits established by the Company. The agreement provides for an initial term which expired on December 31, 1997, and runs for successive one-year terms thereafter, unless terminated by the Company upon six months' prior written notice, or by Mr. Civiletto upon three months' prior written notice.

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

        Each of the employment agreements for Messrs. Baker, Woody, Saso, Civiletto and Innella also provides for participation in the Company's EBITDA Incentive Compensation Plan whereby each of them has the opportunity to earn an incentive bonus of between 20% and 250% of their base salary (under the Company's 1997 EBITDA Incentive Compensation Plan, such percentages increase to be between 20% and 250% of base salary for calendar years commencing January 1, 1997 or thereafter). Further, each of the employment agreements provides that in the event of (a) a change in control of the Company including the vesting of decision-making authority in one of the Company's current principal stockholders; (b) the sale of all or substantially all of the assets of the Company to a third party for which the executive officer does not continue in employment; or (c) the merger or consolidation of the Company with an entity for which the executive officer does not continue in employment, the employment agreement shall be terminable by the executive officer upon 90 days' notice and one year's base salary shall be payable to the executive officer as a termination fee.

        Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code") generally disallows an income tax deduction to public companies for compensation over $1.0 million paid in a year to any one of the chief executive officer or the four most highly compensated other executive officers, to the extent that this compensation is not "performance based" within the meaning of
Section 162(m). As a result of this limitation, there can be no assurance that all of the compensation paid to the Company's executive officers in the future will be deductible.

STOCK OPTIONS

        The Board of Directors of the Company and stockholders have adopted two stock option plans (the "Plans"). Pursuant to the 1996 Director Stock Option Plan (the "Director Plan"), options to acquire a maximum of the greater of 150,000 shares or 2% of the number of shares of the Company common stock then outstanding may be granted to directors of the Company. Pursuant to the 1996 Stock Option Plan, options to acquire a maximum of the greater of 650,000 shares common stock or 8% of the number of shares of common stock then outstanding may be granted to executive officers, employees (including employees who are directors), independent contractors and consultants of the Company. Options to purchase 386,057 shares at exercise prices ranging from $19.00 per share to $25.25 per share are currently outstanding under the Plans, 254,800 of which are immediately exercisable.

        The Plans are administered by the Compensation Committee of the Board of Directors which was formed in January 1997. Prior to the formation of the Compensation Committee, the Board of Directors administered the Plans. The Compensation Committee determines which persons will receive options and the number of options to be granted to such persons. The Director Plan also provides for annual mandatory grants of options to directors. See "Compensation of Directors." The Compensation Committee will also interpret the provisions of the Plans and make all other determinations that it may deem necessary or advisable for the administration of the Plans.

        Pursuant to the Plans, the Company may grant Incentive Stock Options ("ISOs") as defined in Section 422(b) of the Code, and Non-Qualified Stock Options ("NQSOs"), not intended to qualify under Section 422(b) of the Code. The price at which the Company's common stock may be purchased upon the exercise of options granted under the Plans will be required to be at least equal to the per share fair market value of the common stock on the date the particular options are granted. Options granted under the Plans may have maximum terms of not more than ten years and are not transferable, except by will or the laws of descent and distribution. None of the ISOs under the Plans may be granted to an individual owning more than 10% of the total combined voting power of all classes of stock issued by the Company unless the purchase price of the common stock under such option is at least 110% of the fair market value of the shares issuable on exercise of the option determined as of the date the option is granted, and such option is not exercisable more than five years after the grant date.

        Generally, options granted under the Plans may remain outstanding and may be exercised at any time up to three months after the person to whom such options were granted is no longer employed or retained by the Company or serving on the Company's Board of Directors.

        Pursuant to the Plans, unless otherwise determined by the Compensation Committee, one-third of the options granted to an individual are exercisable upon grant, one-third are exercisable on the first anniversary of such grant and the final one-third are exercisable on the second anniversary of such grant. However, options granted under the Plans shall become immediately exercisable if the holder of such options is terminated by the Company or is no longer a director of the Company, as the case may be, subsequent to certain events which are deemed to be a "change in control" of the Company. A "change in control" of the Company generally is deemed to occur when (a) any person becomes the beneficial owner of or acquires voting control with respect to more than 20% of the common stock (or 35% if such person was a holder of common stock on July 2, 1996, the date of the Company's initial public offering); (b) a change occurs in the composition of a majority of the Company's Board of Directors during a two-year period, provided that a change with respect to a member of the Company's Board of Directors shall be deemed not to have occurred if the appointment of a member of the Company's Board of Directors is approved by a vote of at least 75% of the individuals who constitute the then existing Board of Directors; or (c) the Company's stockholders approve the sale of all or substantially all of the Company's assets.

        ISOs granted under the Plans are subject to the restriction that the aggregate fair market value (determined as of the date of grant) of options which first become exercisable in any calendar year cannot exceed $100,000.

        The Plans provide for appropriate adjustments in the number and type of shares covered by the Plans and options granted thereunder in the event of any reorganization, merger, recapitalization or certain other transactions involving the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         In January 1997, the Board organized a Compensation Committee comprised of Robert Alpert, Sam Humphreys and Tim L. Watkins. During the past fiscal year, none of the Company's directors or executive officers (i) served as a member of the compensation committee or similar committee of another entity, one of whose executive officers served on either the Company's Board or the Company's Compensation Committee; or (ii) served as a director of another entity, one of whose executive officers served on either the Company's Board or the Company's Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of the date of this report, certain information regarding the common stock, owned of record or beneficially by (i) each person who owns beneficially more than 5% of the outstanding common stock;
(ii) each of the Company's directors and named executive officers; and (iii) all directors and executive officers as a group. Unles otherwise specified, the address for each beneficial owner is c/o Aviation Sales Company, 6905 N.W. 25th Street, Miami, Florida.

                                                                                  SHARES              APPROXIMATE
                                                                               BENEFICIALLY            PERCENT OF
NAME                                                                             OWNED(1)                CLASS
----                                                                             --------                -----
Robert Alpert(2)(3).......................................................      2,362,000                 24.6%

JFSS(4)...................................................................        750,500                  7.8%

Tomen Corporation(5)......................................................        630,500                  6.6%

FMR Corp.(6)..............................................................        608,000                  6.3%

Dale S. Baker(3)(7)(8)....................................................        342,667                  3.4%

Harold M. Woody(3)(7)(8)..................................................        224,667                  2.3%

Kazutami Okui(3)(9).......................................................         15,000                    *

Sam Humphreys(3)..........................................................         15,000                    *

Michael A. Saso(8)........................................................         84,667                    *

James D. Innella(6)(10)...................................................         92,999                    *

Joseph E. Civiletto(6)(11)................................................         49,667                    *

All directors and executive officers as a group (9 persons)...............      3,203,334                 32.8%

-----------------------------

*        Less than one percent

(1) Unless otherwise indicated, each person named in the table has the sole voting and investment power with respect to the shares beneficially owned.

(2) Shares are primarily owned of record by two corporate entities controlled by Mr. Alpert.

(3) Includes five-year options to purchase 10,000 shares at an option exercise price of $19.00 per share and five-year options to purchase 5,000 shares at an option exercise price of $24.38 per share.

(4)      Shares are owned of record by a corporate entity controlled by JFSS.

(5) Shares are owned of record by two corporate entities controlled by Tomen Corporation.

(6) As of December 31, 1997 based on a Schedule 13G filed with the Securities and Exchange Commission on February 9, 1998. The address shown in the Schedule 13G is 82 Devonshire Street, Boston, Massachusetts.

(7) Shares shown as beneficially owned, except for 3,000 shares and currently exercisable options, are pledged to secure payment of the certain promissory notes representing the purchase price paid for their interest in the Company.

(8) Includes five-year options to purchase 6,667 shares at an option exercise price of $25.25 per share.

(9) Mr. Okui disclaims beneficial ownership of the shares owned by Tomen Corporation.

(10) Includes (i) five-year options to purchase 1,666 shares at an option exercise price of $19.00 per share, and (ii) five-year options to purchase 13,333 shares at an option exercise price of $25.25 per share.

(11) Includes (i) five-year options to purchase 10,000 shares at an option exercise price of $19.00 per share, (ii) five-year options to purchase 6,667 shares at an option exercise price of $25.25 per share and (iii) five-year options to purchase 5,000 shares at an option exercise price of $37.62 per share. Excludes five-year option to purchase 10,000 shares at an option exercise price of $37.62, which options have not vested.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As of December 2, 1994, the Company entered into a 20-year lease with Aviation Properties, a Delaware general partnership ("Aviation Properties"), pursuant to which the Company leases its corporate headquarters and warehouse in Miami, Florida (the "Miami Property"). The Company makes annual payments under such lease in the amount of approximately $892,990. The sole partners of Aviation Properties are (a) AVAC Corporation ("AVAC") and (b) J/T Aviation Partners, a Delaware general partnership ("J/T"). The sole stockholder and president of AVAC is Robert Alpert, a principal stockholder and director of the Company. J/T was also a principal stockholder of the Company.

         In connection with Aviation Properties' purchase of the Miami Property, the Company and Aviation Properties entered into a loan agreement (the "Loan Agreement") whereby the Company made a $2.5 million loan to Aviation Properties, which loan bears interest at 8.0% per annum, with principal and interest due in a single payment on December 2, 2004.

         As of December 2, 1994, the Company entered into a six-year lease with Aviation Properties of Texas, a Delaware general partnership ("AVTEX"), pursuant to which the Company leases a warehouse in Pearland, Texas (the "Pearland Property"). Until it acquired the Pearland Property through a wholly-owned subsidiary, the Company made annual payments under such lease in the amount of $114,468. The sole partners of AVTEX are AVAC and J/T.

         In March, 1998, Aviation Sales Operating Company ("ASOC") acquired the Pearland Property from AVTEX in exchange for (i) ASOC's cancellation of all outstanding principal balance and unpaid accrued interest on a promissory note of AVTEX held by ASOC in the principal amount of $434,244 and (ii) ASOC's assumption of indebtedness in the principal amount of $1,128,855 which was secured by a deed of trust in favor of a third party.

         The Company believes the terms of the Loan Agreement, the terms of the leases with Aviation Properties and AVTEX and the then terms of the purchase of the Pearland Property are no less favorable than could be obtained from an unaffiliated third party.

         At January 1, 1995, Messrs. Baker, Woody, Saso, Civiletto and Innella were granted options (the "Options") by the partners of ASC Acquisition Partners, LP d/b/a Aviation Sales Company (the "Partnership") (AVAC and J/T) to purchase an aggregate of 13.5% of the outstanding limited partnership interests in the Partnership for an exercise price greater than the fair market value of the interests in the Partnership at that date. At January 1, 1996, the Options were exercised in full by delivery to AVAC and J/T of full recourse promissory notes (the "Promissory Notes") in the aggregate principal amounts set forth below, representing the payment in full of the exercise price of the Options:

                                                                LIMITED PARTNER'S
                                                             PERCENTAGE INTEREST IN
                                                              PARTNERSHIP ACQUIRED           PRINCIPAL AMOUNT
NAME                                                        UPON EXERCISE OF OPTIONS        OF PROMISSORY NOTES
----                                                        ------------------------        -------------------

Dale S. Baker .........................................                6.0%                      $638,678.75
Harold M. Woody .......................................                4.0%                       425,785.83
James D. Innella.......................................                1.5%                       159,669.69
Michael A. Saso........................................                1.5%                       159,669.69
Joseph E. Civiletto....................................                0.5%                        53,223.23

         Management's interests in the Partnership were subject to a first priority pledge to the lenders under the Company's revolving credit facility and a second priority pledge to AVAC and J/T to secure the repayment of their respective Promissory Notes. The Promissory Notes bear interest at the rate of 8.0% per annum, with principal and interest due and payable on the earlier of January 1, 2001 or from the net proceeds available upon the sale of any portion of the collateral securing the Promissory Notes. Immediately prior to the Company's initial public offering in June 1996, management contributed their interests in the Partnership to the Company in exchange for shares of the common stock. At such time, management pledged their shares of the common stock to secure the repayment of their respective Promissory Notes. The exercise price of the Options after giving effect to the exchange of Partnership interests for shares of common stock would effectively have been $2.13 per share. In April 1998, Mr. Saso paid in full the amounts outstanding under his Promissory Notes to AVAC and J/T.

         The Company was obligated to pay a fee of $50,000 per quarter to an entity controlled by Mr. Alpert for consulting services. The Company's obligation to pay this fee expired in February 1997.

         On December 31, 1997, the Company issued 3,000 shares of restricted shares of the Company's common stock in consideration of past services to each of Messrs. Baker, Woody, Innella, Saso, Civiletto and Alderman. The fair value of these shares on the date of issuance was $677,250 in the aggregate or $112,875 per person.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K


                    AVIATION SALES COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1--GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


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

                    AVIATION SALES COMPANY AND SUBSIDIARIES

NOTE 1--GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED) CASH AND CASH EQUIVALENTS


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


                                     1996              1997
                                --------------   ----------------
   Finished goods ...........    $72,974,397      $ 131,582,005
   Work in process ..........             --          2,114,408
   Raw materials ............             --          5,617,309
                                 -----------      -------------
                                 $72,974,397      $ 139,313,722
                                 ===========      =============

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

                    AVIATION SALES COMPANY AND SUBSIDIARIES

NOTE 1--GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

PROPERTY AND EQUIPMENT

     At December 31, 1996 and 1997, property and equipment consisted of the following:


                                                  1996              1997
                                            ---------------   ---------------
   Land .................................    $         --      $    396,810
   Buildings ............................              --         3,890,493
   Machinery and equipment ..............         475,666        14,452,515
   Furniture and fixtures ...............       3,857,404         6,763,125
                                             ------------      ------------
                                                4,333,070        25,502,943
     Accumulated depreciation  ..........      (2,027,197)       (5,008,668)
                                             ------------      ------------
                                             $  2,305,873      $ 20,494,275
                                             ============      ============

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

                    AVIATION SALES COMPANY AND SUBSIDIARIES

NOTE 1--GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

                                                  DECEMBER 31,
                                         -------------------------------
                                              1996             1997
                                         -------------   ---------------
   Deferred financing costs:
    Original basis ...................    $1,055,184       $ 3,243,882
    Accumulated amortization .........      (182,616)         (568,198)
                                          ----------       -----------
                                          $  872,568       $ 2,675,684
                                          ==========       ===========
   Goodwill
    Original basis ...................    $       --       $17,901,747
    Accumulated amortization .........            --          (189,602)
                                          ----------       -----------
                                          $       --       $17,712,145
                                          ==========       ===========

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

                    AVIATION SALES COMPANY AND SUBSIDIARIES

NOTE 1--GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

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

                    AVIATION SALES COMPANY AND SUBSIDIARIES

NOTE 1--GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

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


NOTE 2--BUSINESS COMBINATIONS


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


     On October 17, 1997 the Company completed the acquisition of substantially all of the assets of the business of Kratz-Wilde Machine Company, a Kentucky corporation ("Kratz-Wilde") for a purchase price, including acquisition costs and net cash acquired, of approximately $39.6 million in cash and notes and the assumption of certain liabilities of Kratz-Wilde in the approximate amount of $2.2 million. Kratz-Wilde specializes in the manufacture of machined components primarily for jet engines, and also produces some automotive and faucet components. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The operations of Kratz-Wilde since the acquisition have been included in the accompanying consolidated financial statements from the date of acquisition. As a result of the Kratz-Wilde acquisition, the Company's operating revenues increased approximately $6.5 million from the date of the acquisition through December 31, 1997. In connection with the acquisition, the Company borrowed $40,000,000 of senior notes payable to financial institutions, with the remainder of the acquisition price payable to the prior owners over a two year period. See Note 5.

                    AVIATION SALES COMPANY AND SUBSIDIARIES

NOTE 2--BUSINESS COMBINATIONS--(CONTINUED)

     The Company's unaudited pro forma consolidated results of operations assuming the Kratz-Wilde acquisition had occurred on January 1, 1996 are as follows:


                                                                       YEAR ENDED DECEMBER 31,
                                                                    ------------------------------
                                                                          1996             1997
                                                                    ----------------   -----------
                                                                (IN $ MILLIONS EXCEPT EARNINGS PER SHARE)
   Revenue ......................................................      $ 186.5          $ 286.6
   Income before extraordinary item .............................          8.0(a)          19.3
   Diluted earnings per share before extraordinary item .........     $   1.03         $   2.03

----------------
(a) Includes an adjustment to record pro forma income tax expense as if the Company had been a C corporation since January 1, 1996.


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

                    AVIATION SALES COMPANY AND SUBSIDIARIES

NOTE 2--BUSINESS COMBINATIONS--(CONTINUED)

     Details of the results of operations of the Company and the pooled entities for the periods before the pooling of interest combinations were consummated are as follows:


                                                                      1996          1997
                                                                  -----------   -----------
                                                                       (IN $ MILLIONS)
   Revenue:
    The Company ...............................................    $  152.6      $  230.3
    AvEng .....................................................         9.3            --
    Aerocell and Apex .........................................          --          26.6
                                                                   --------      --------
                                                                   $  161.9      $  256.9
                                                                   ========      ========
   Income from continuing operations before extraordinary item:
    The Company ...............................................    $   16.6      $   13.7
    AvEng .....................................................         0.8            --
    Aerocell and Apex .........................................          --           3.1
                                                                   --------      --------
                                                                   $   17.4      $   16.8
                                                                   ========      ========

     The preliminary purchase price allocations for business combinations accounted for under the purchase method of accounting (including historical accounts of immaterial acquisitions accounted for under the pooling of interests method of accounting) were as follows:


                                                                            YEAR ENDED DECEMBER 31,
                                                                ------------------------------------------------
                                                                     1995            1996              1997
                                                                -------------   --------------   ---------------
   Cash and cash equivalents ................................    $       --       $       --      $  2,970,714
   Accounts receivable ......................................            --        2,898,460         7,010,977
   Inventories ..............................................      (522,439)       6,000,000         8,502,904
   Prepaid expenses .........................................            --               --            19,472
   Deposits and other .......................................            --               --           619,072
   Fixed assets .............................................            --          100,000        15,571,528
   Goodwill .................................................            --               --        17,901,747
   Accounts payable .........................................     1,582,977          (44,640)       (1,828,468)
   Accrued expenses .........................................            --               --        (2,231,763)
   Deferred income taxes ....................................            --               --          (557,270)
   Notes payable ............................................            --               --        (3,445,825)
   Common stock issued and paid in capital received .........            --               --        (1,615,528)
                                                                 ----------       ----------      ------------
                                                                  1,060,538        8,953,820        42,917,560
   Less cash acquired .......................................            --               --        (2,970,714)
                                                                 ----------       ----------      ------------
   Cash used in acquisitions, net of cash acquired ..........    $1,060,538       $8,953,820      $ 39,946,846
                                                                 ==========       ==========      ============

                    AVIATION SALES COMPANY AND SUBSIDIARIES

NOTE 3--ACCOUNTS RECEIVABLE


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


NOTE 4--EQUIPMENT ON LEASE


     In the normal course of business, the Company leases engines and spare parts to third parties pursuant to noncancelable operating leases ranging from one to ten years. The cost and accumulated amortization of equipment on lease are as follows:


                                                    DECEMBER 31,
                                           -------------------------------
                                                1996             1997
                                           --------------   --------------
   Equipment on lease, at cost .........    $ 20,551,852     $ 26,384,671
   Accumulated amortization ............      (2,601,069)      (3,626,522)
                                            ------------     ------------
                                            $ 17,950,783     $ 22,758,149
                                            ============     ============

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


     Future minimum lease receivables under the leases are as follows:


                   YEARS ENDING DECEMBER 31,
                   ---------------------------
                         1998 ................   $ 3,989,647
                         1999 ................     3,205,884
                         2000 ................     2,888,948
                         2001 ................     1,707,384
                         2002 ................     1,398,474
                         Thereafter ..........     3,744,000
                                                 -----------
                                                 $16,934,337
                                                 ===========

                    AVIATION SALES COMPANY AND SUBSIDIARIES

NOTE 5--NOTES PAYABLE


     At December 31, 1996 and 1997, notes payable consisted of the following:


                                                                      DECEMBER 31,
                                                           -----------------------------------
                                                                 1996               1997
                                                           ----------------   ----------------
   Amended Term Loan ...................................    $  17,142,857      $  17,642,857
   Amended Revolving Credit Facility:
    Revolving loan .....................................       16,697,985         86,413,959
    Acquisition loan facility ..........................        5,142,857         38,000,000
   Term loan--leased assets ............................               --          7,028,084
   Note payable to prior owners of Kratz-Wilde .........               --          2,200,000
   Less--Current maturities ............................      (24,126,556)       (98,672,350)
                                                            -------------      -------------
   Net long-term notes payable .........................    $  14,857,143      $  52,612,550
                                                            =============      =============

     Future maturities of notes payable at December 31, 1997 are as follows:


                          YEARS ENDING DECEMBER 31,
                          -------------------------
                                1998 .................   $ 98,672,350
                                1999 .................     13,346,159
                                2000 .................     13,522,188
                                2001 .................     12,414,538
                                2002 .................     13,329,665
                                                         ------------
                                                         $151,284,900
                                                         ============

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


     On October 17, 1997, the Company amended the Second Amended Credit Agreement pursuant to the terms of a Third Amended and Restated Credit Agreement (the "Third Amended Credit Agreement"). Pursuant to the Third Amended Credit Agreement, the Company has obtained a credit facility consisting of (a) a term loan facility (the "Third Amended Term Loan") in a principal amount of

                    AVIATION SALES COMPANY AND SUBSIDIARIES

NOTE 5--NOTES PAYABLE--(CONTINUED)

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

                    AVIATION SALES COMPANY AND SUBSIDIARIES

NOTE 5--NOTES PAYABLE--(CONTINUED)

     In connection with the October 17, 1997 acquisition of Kratz-Wilde (See
Note 2), the company entered into an agreement with the prior owners to pay $2.2 million of the acquisition price over a two year period. Payments of $1,250,000 are due on January 1, 1999 and January 1, 2000. Interest on this note has been imputed at 8%.


NOTE 6--RELATED-PARTY TRANSACTIONS


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


     At December 31, 1997, as payment of bonuses, six officers of the Company were each granted 3,000 shares of the Company's common stock. The fair value of these shares on the date of issuance, $677,250, has been included in general and administrative expenses in the accompanying 1997 statement of operations.


NOTE 7--COMMITMENTS AND CONTINGENCIES


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


     At January 1, 1995, five officers and employees of the Company were granted options (the "Options") by the partners to purchase an aggregate of 13.5% of the outstanding limited partnership

                    AVIATION SALES COMPANY AND SUBSIDIARIES

NOTE 7--COMMITMENTS AND CONTINGENCIES--(CONTINUED)

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


NOTE 8--LEASES


     The Company leases certain buildings and office equipment under operating lease agreements. Two of the buildings are leased from related parties of the Company (See Note 6). For the years ended December 31, 1995, 1996 and 1997, rent expense under these leases amounted to $1,554,677, $1,813,113 and $2,300,585, respectively. Minimum rental commitments under operating leases are as follows:


YEARS ENDING DECEMBER 31,      TO RELATED PARTIES     TO THIRD PARTIES
---------------------------   --------------------   -----------------
      1998 ................        $ 1,007,458           $1,466,654
      1999 ................          1,007,458              760,537
      2000 ................            997,919              461,099
      2001 ................            892,990              377,960
      2002 ................            892,990              293,522
      Thereafter ..........         10,715,884              290,688
                                   -----------           ----------
                                   $15,514,699           $3,650,460
                                   ===========           ==========

                    AVIATION SALES COMPANY AND SUBSIDIARIES

NOTE 9--DOMESTIC AND EXPORT SALES INFORMATION

     Substantially all of the Company's operating profits and identifiable assets are sourced from or located in the United States. Information about the Company's domestic and export sales for the three years ended December 31, 1997 follows (in thousands):


                                           1995         1996          1997
                                        ----------   ----------   -----------
   NET REVENUES BY GEOGRAPHICAL AREAS
    United States ...................    $ 68,052     $ 94,591     $179,876
    Export Sales:
     Europe .........................      28,666       40,308       43,318
     Far East .......................       7,525       13,907       13,852
     Latin America ..................       9,560       13,138       19,853
                                         --------     --------     --------
                                         $113,803     $161,944     $256,899
                                         ========     ========     ========

NOTE 10--EARNINGS PER SHARE

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

     The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows:


                                                                       YEAR ENDED DECEMBER 31,
                                                               ----------------------------------------
                                                                   1995          1996          1997
                                                               -----------   -----------   ------------
   Weighted average shares outstanding used in calculating
    basic earnings per share ...............................    6,259,542     7,811,229     9,423,195
   Effect of dilutive options ..............................           --         8,608        60,902
                                                                ---------     ---------     ---------
   Weighted average common and common equivalent shares
    used in calculating diluted earnings per share .........    6,259,542     7,819,837     9,484,097
                                                                =========     =========     =========

     For business combinations accounted for as pooling of interests, earnings per share computations are based on the aggregate of the weighted-average outstanding shares of the constituent businesses, adjusted to equivalent shares of the surviving business for all periods presented.

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

                    AVIATION SALES COMPANY AND SUBSIDIARIES

NOTE 10--EARNINGS PER SHARE--(CONTINUED)

                                                              YEAR ENDED DECEMBER 31,
                                                          -------------------------------
                                                               1995             1996
                                                          --------------   --------------
   Historical income before income taxes
    and extraordinary item ............................    $10,285,723      $16,933,815
   Pro forma provision for income taxes ...............      4,011,432        6,604,188
                                                           -----------      -----------
   Pro forma income before extraordinary item .........      6,274,291       10,329,627
   Extraordinary item, net of income taxes ............             --        1,862,140
                                                           -----------      -----------
   Pro forma net income ...............................    $ 6,274,291      $ 8,467,487
                                                           ===========      ===========

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


NOTE 11--INCOME TAXES


     The income tax (benefit) expense for the years ended December 31, 1996 and 1997 consists of the following:


                                                         YEAR ENDED DECEMBER 31,
                                                     -------------------------------
                                                           1996             1997
                                                     ---------------   -------------
   Current
     Federal .....................................    $  3,279,832     $ 8,480,389
     State .......................................         482,328         969,187
                                                      ------------     -----------
                                                         3,762,160       9,449,576
                                                      ------------     -----------
   Deferred
     Federal .....................................      (4,689,159)      1,195,333
     State .......................................        (689,582)        136,610
                                                      ------------     -----------
                                                        (5,378,741)      1,331,943
                                                      ------------     -----------
      Total income tax (benefit) expense .........      (1,616,581)     10,781,519
      Less: benefit for income taxes relating to
         extraordinary item ......................      (1,190,548)             --
                                                      ------------     -----------
      Income tax (benefit) expense relating to
         continuing operations ...................    $   (426,033)    $10,781,519
                                                      ============     ===========

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets as of December 31, 1996 and 1997 are as follows:

                    AVIATION SALES COMPANY AND SUBSIDIARIES

NOTE 11--INCOME TAXES--(CONTINUED)

                                                        DECEMBER 31,
                                                -----------------------------
                                                     1996            1997
                                                -------------   -------------
   Deferred tax assets, net:
    Allowance for doubtful accounts .........    $1,103,384      $  534,106
    Inventories .............................     1,144,941       1,783,222
    Property and equipment ..................     3,735,079       2,215,910
    Spare parts on lease ....................      (198,626)       (692,936)
    Other ...................................        11,706          66,969
                                                 ----------      ----------
                                                  5,796,484       3,907,271
     Less: valuation allowance ..............      (417,743)       (417,743)
                                                 ----------      ----------
     Net deferred tax assets ................    $5,378,741      $3,489,528
                                                 ==========      ==========

     The reconciliation of the federal statutory rate and the Company's effective tax rate is as follows:


                                                                              1996          1997
                                                                          ------------   ----------
   Federal income tax at the statutory rate ...........................        35.0%         35.0%
   Increases (reductions) in tax rate resulting from:
    Partnership income not subject to taxation ........................       (12.2)          0.0
    Step-up in tax basis resulting from transfer of J/T's interest (see
      Note 1) .........................................................       (21.0)          0.0
    Transfer of net assets of the Partnership to the Company (see
      Note 1) .........................................................       ( 7.1)          0.0
    State income taxes, net of federal tax benefit ....................         4.6           4.1
    Other .............................................................       ( 1.8)          0.0
                                                                              -----          ----
   Effective income tax rate ..........................................       ( 2.5)%        39.1%
                                                                              =====          ====

NOTE 12--STOCK OPTION PLANS


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

                    AVIATION SALES COMPANY AND SUBSIDIARIES

NOTE 12--STOCK OPTION PLANS--(CONTINUED)

     A summary of activity in the Company's stock option plans through December 31, 1997 is as follows:



                                                        SHARES UNDER     WEIGHTED AVERAGE
                                                           OPTION         EXERCISE PRICE
                                                       --------------   -----------------
   Outstanding at January 1, 1996 ..................            --                --
    Granted ........................................       197,600           $ 19.00
                                                           -------
   Outstanding at December 31, 1996 ................       197,600           $ 19.00
    Granted(a) .....................................       208,800           $ 25.08
    Exercised ......................................       (34,890)          $ 20.65
    Cancelled ......................................       (13,614)          $ 20.84
                                                           -------
   Outstanding at December 31, 1997 ................       357,896           $ 22.32
                                                           =======
   Options exercisable:
    At December 31, 1996 ...........................       122,200           $ 19.00
    At December 31, 1997 ...........................       224,384           $ 21.45
   Available to grant at December 31, 1997 .........       442,104

----------------
(a) 1997 grant prices ranged from $24.07 per share to $25.86 per share.


     The following table summarizes information about outstanding and exercisable stock options at December 31, 1997:



                                           OUTSTANDING                      EXERCISABLE
                             ---------------------------------------   ----------------------
                                           WEIGHTED-
                                            AVERAGE       WEIGHTED-                 WEIGHTED-
                                           REMAINING       AVERAGE                   AVERAGE
                                          CONTRACTUAL      EXERCISE                 EXERCISE
  RANGE OF EXERCISE PRICE      SHARES         LIFE          PRICE        SHARES       PRICE
--------------------------   ---------   -------------   -----------   ---------   ----------
$         19.00              162,325           8.5         $ 19.00      131,833    $  19.00
       $24.07 - $25.86       195,571           9.5         $ 25.07       92,551    $  24.93
                             -------                                    -------
                             357,896           9.0         $ 22.32      224,384    $  21.45
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

                    AVIATION SALES COMPANY AND SUBSIDIARIES

NOTE 12--STOCK OPTION PLANS--(CONTINUED)
     The Company accounts for the fair value of its grants under those plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" whereby no compensation cost related to stock options is deducted in determining net income. Had compensation cost for the Company's stock option plans been determined pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net income and earnings per share would have decreased accordingly. Using the Black-Scholes option pricing model, the Company's pro forma net income, pro forma earnings per share and pro forma weighted average fair value of options granted, with related assumptions, are as follows:


                                                          YEAR ENDED DECEMBER 31,
                                                    -----------------------------------
                                                          1996               1997
                                                    ----------------   ----------------
   Pro forma net income .........................   $14,679,681        $15,286,498
   Pro forma basic earnings per share ...........   $    1.88          $    1.62
   Pro forma diluted earnings per share .........   $    1.88          $    1.61
   Risk free interest rates .....................            6%                 7%
   Expected lives ...............................   7 years            7 years
   Expected volatility ..........................           40%                40%
   Weighted-average grant-date fair value .......         9.80               13.43

NOTE 13--QUARTERLY FINANCIAL DATA (UNAUDITED)


     Results have been restated for pooling transactions in the year of acquisition. See Note 2.


                                                                      FIRST         SECOND          THIRD           FOURTH
                                                                     QUARTER        QUARTER        QUARTER         QUARTER
                                                                  ------------   ------------   ------------   ---------------
                                                                           (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
   1997:
   Operating revenues .........................................     $ 54,853       $ 58,118       $ 67,104       $  76,824
   Income from operations .....................................        6,087          8,475          9,207          11,225(a)
   Net income .................................................        3,048          4,251          4,484           4,998
   Diluted income before extraordinary item per share .........     $   0.32       $   0.45       $   0.47       $    0.53
   Diluted net income per share ...............................     $   0.32       $   0.45       $   0.47       $    0.53
   1996:
   Operating revenues .........................................     $ 35,554       $ 36,159       $ 41,181       $  49,050
   Income from operations .....................................        5,426          5,027          5,911           5,920
   Net income .................................................        3,395          3,904          5,079           3,120
   Pro forma diluted income before extraordinary item
    per share .................................................     $   0.26       $   0.30       $   0.51       $    0.24
   Pro forma diluted net income per share .....................     $   0.26       $   0.30       $   0.27       $    0.24
   1995:
   Operating revenues .........................................     $ 28,451       $ 28,749       $ 28,781       $  27,822
   Income from operations .....................................        6,034          5,165          3,966           3,408
   Net income .................................................        3,951          3,065          1,872           1,398
   Pro forma diluted income before extraordinary item
    per share .................................................     $   0.38       $   0.30       $   0.18       $    0.14
   Pro forma diluted net income per share .....................     $   0.38       $   0.30       $   0.18       $    0.14

----------------
(a) Includes gain on legal settlement with former employee and shareholder of approximately $2.6 million.

                    AVIATION SALES COMPANY AND SUBSIDIARIES

NOTE 14-- SUBSEQUENT EVENTS



     On March 9, 1998 the Company completed the acquisition of Caribe Aviation, Inc. ("Caribe") and Caribe's wholly owned subsidiary Aircraft Interior Design, Inc. ("Aircraft"). The purchase price was approximately $25 million, consisting of $5 million in cash, and $5 million in promissory notes payable over two years; the issuance of 182,143 shares of the Company's authorized, but unissued, common stock; and the repayment of approximately $7.5 million of indebtedness owed by Caribe and Aircraft to a financial institution. The acquisition will be accounted for using the purchase method of accounting and accordingly, the purchase price will be allocated to the assets purchased and the liabilities assumed based upon the fair market value at the date of acquisition. The estimated excess of the purchase price over the fair values of the net assets acquired is approximately $10.7 million. This amount will be recorded as goodwill and will be amortized on a straight-line basis over 20 years. The operations of Caribe and Aircraft will be included in the Company's consolidated financial statements from the date of acquisition. Caribe and Aircraft had consolidated fiscal 1997 revenues of approximately $27 million. The pre-acquisition operations of Caribe are not material to the operations of the Company.


     On February 17, 1998, the Company completed the offering and sale of $165 million in senior subordinated notes (the "Notes") due in 2008 with a coupon rate of 8.125% at a price of 99.395%. Proceeds were used to repay debt and for general corporate purposes, including acquisitions, working capital needs and capital expenditures. In connection with this transaction, the Company will write off the deferred financing costs related to term loan agreements eliminated with the proceeds from the senior subordinated notes. The Notes are unconditionally guaranteed, on a senior subordinated basis, by substantially all of the Company's existing subsidiaries.


     On March 13, 1998, the Company entered into an agreement to purchase its Pearland, Texas warehouse facility from a related party (see Note 6). The total purchase price of approximately $1.8 million was paid in cash and through the reduction of amounts receivable from the related party at the date of the transaction.


     On March 26, 1998, the Company entered into a definitive agreement with Whitehall Corporation, pursuant to which the two companies will merge. Under the terms of the agreement, at the effective date of the merger, the shareholders of Whitehall will receive 0.5143 shares of Aviation Sales' common stock for each share of Whitehall stock outstanding on such date. Based on the approximately
6.0 million Whitehall shares outstanding, Aviation Sales will issue approximately 3.1 million shares of Aviation Sales' common stock to Whitehall's stockholders in the merger transaction. Based upon the closing price of Aviation Sales' common stock on March 25, 1998, the value of the transaction is approximately $142 million, which includes the assumption of approximately $9.4 million of Whitehall's outstanding indebtedness. The transaction, which will be accounted for as a pooling of interest, is expected to close at the end of the second quarter of 1998. Whitehall had fiscal 1997 revenues of approximately $65.8 million.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          AVIATION SALES COMPANY




                      By:/S/ JOSEPH E. CIVILETTO
                         ------------------------------------------
                         Joseph E. Civiletto
                         Vice President and Chief Financial Officer
                         (Authorized Executive Officer)


DATE: April 29, 1998