Form 10-Q
period 1998-03-31
AVIATION SALES CO
filed 1998-05-15
CIK 1012159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,593,560 shares of common stock, $.001 par value per share, were outstanding as of March 31, 1998.

                     AVIATION SALES COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        December 31, 1997          March 31, 1998
                                                                      ---------------------      ------------------
                                                                                                    (Unaudited)
       ASSETS

CURRENT ASSETS
    Cash and cash equivalents.........................................      $4,985,751                $5,074,019
    Accounts receivable, net..........................................      66,545,155                76,209,381
    Inventories.......................................................     139,313,722               179,850,077
    Prepaid expenses..................................................       3,111,728                 3,418,913
    Deferred income taxes.............................................       2,004,148                 2,454,148
                                                                      ---------------------      ------------------
              Total current assets....................................     215,960,504               267,006,538
                                                                      ---------------------      ------------------



SPARE PARTS ON LEASE, net.............................................      22,758,149                16,823,403

FIXED ASSETS
    Property and equipment............................................      25,502,943                33,274,233
    Less - Accumulated depreciation...................................     (5,008,668)               (5,809,024)
                                                                      ---------------------      ------------------
              Total fixed assets......................................      20,494,275                27,465,209

AMOUNTS DUE FROM RELATED PARTIES......................................       2,891,343                 2,354,153
                                                                      ---------------------      ------------------

OTHER ASSETS

    Goodwill..........................................................      17,712,145                27,051,995
    Deposits and other................................................       1,009,369                 1,414,261
    Deferred income taxes.............................................       1,485,380                 1,243,580
    Deferred financing costs, net.....................................       2,675,684                 6,180,248
                                                                      ---------------------      ------------------
              Total other assets......................................      22,882,578                35,890,084
                                                                      ---------------------      ------------------

              Total assets............................................    $284,986,849              $349,539,387
                                                                      =====================      ==================


                                   (Continued)

                     AVIATION SALES COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                                         December 31, 1997          March 31, 1998
                                                                      ---------------------       -----------------
                                                                                                     (Unaudited)
    LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable..................................................          $18,136,462             $21,209,327
    Accrued expenses..................................................           16,362,777              15,774,618
    Notes payable, current maturities
        Senior........................................................           12,258,391                 555,396
        Revolver......................................................           86,413,959              25,238,424
        Other.........................................................                    -               3,500,000
                                                                      ---------------------       -----------------
              Total current liabilities...............................          133,171,589              66,277,765
                                                                      ---------------------       -----------------

LONG-TERM LIABILITIES
    Deferred income...................................................              962,063               1,240,147
    Notes Payable -
        Senior........................................................           50,412,550               6,340,795
        Other.........................................................            2,200,000               3,700,000
    Bonds payable, net................................................                    -             164,014,228
                                                                      ---------------------       -----------------
              Total long-term liabilities.............................           53,574,613             175,295,170
                                                                      ---------------------       -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value, 1,000,000 shares
        authorized, none outstanding..................................                    -                       -
    Common stock, $.001 par value, 30,000,000 shares
        authorized, 9,399,932 and 9,593,560 shares
        outstanding at December 31, 1997 and March 31,
        1998, respectively............................................                9,400                   9,594
    Additional paid-in capital........................................           70,660,457              76,635,371
    Retained earnings.................................................           27,570,790              31,321,487
                                                                      ---------------------       -----------------
              Total stockholders' equity..............................           98,240,647             107,966,452
                                                                      ---------------------       -----------------

              Total liabilities and stockholders' equity.............          $284,986,849            $349,539,387
                                                                      =====================       =================




            The accompanying notes are an integral part of these condensed consolidated balance sheets.

                     AVIATION SALES COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                           FOR THE THREE MONTHS
                                                                              ENDED MARCH 31,
                                                                     ---------------------------------
                                                                         1997                1998
                                                                     -------------      --------------
OPERATING REVENUES
    Sales of aircraft parts, net................................      $52,476,263         $80,329,623
    Rentals from leases and other...............................        2,376,639           2,126,480
                                                                    -------------      --------------
                                                                       54,852,902          82,456,103

COST OF SALES...................................................       39,749,192          57,860,554
                                                                    -------------      --------------
                                                                       15,103,710          24,595,549
                                                                    -------------      --------------

OPERATING EXPENSES

    Operating...................................................        3,405,776           3,305,454
    Selling.....................................................        1,941,325           2,734,140
    General and administrative..................................        2,995,444           6,752,868
    Depreciation and amortization...............................          673,936           1,111,319
                                                                    -------------      --------------
                                                                        9,016,481          13,903,781
                                                                    -------------      --------------
INCOME FROM OPERATIONS..........................................        6,087,229          10,691,768

OTHER EXPENSES
    Interest expense and amortization
        of deferred financing costs.............................        1,072,221           3,630,049
                                                                    -------------      --------------

INCOME BEFORE INCOME TAXES
    AND EXTRAORDINARY ITEM......................................        5,015,008           7,061,719

INCOME TAX EXPENSE..............................................        1,966,830           2,712,351
                                                                    -------------      --------------

INCOME BEFORE EXTRAORDINARY ITEM................................        3,048,178           4,349,368

EXTRAORDINARY ITEM, NET OF
    INCOME TAXES (Note 3).......................................                -             598,671
                                                                    -------------      --------------
NET INCOME......................................................       $3,048,178          $3,750,697
                                                                    =============      ==============

BASIC EARNINGS PER SHARE:
    Income before extraordinary item............................            $0.32               $0.46
    Extraordinary item, net of income taxes.....................                -                0.06
                                                                    -------------      --------------
    Net income..................................................            $0.32               $0.40
                                                                    =============      ==============
DILUTED EARNINGS PER SHARE:
    Income before extraordinary item............................            $0.32               $0.45
    Extraordinary item, net of income taxes.....................                -                0.06
                                                                    -------------      --------------
    Net income..................................................            $0.32               $0.39
                                                                    =============      ==============




  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AVIATION SALES COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        FOR THE THREE MONTHS
                                                                                           ENDED MARCH 31,
                                                                                 -----------------------------------
                                                                                      1997                1998
                                                                                 -----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income..................................................................    $  3,048,178      $    3,750,697
    Adjustments to reconcile net income to net cash
        used in operating activities
             Depreciation and amortization......................................         882,583           1,695,019
             Extraordinary item, net of income taxes............................               -             598,671
             Gain on sale of spare parts on lease, net of proceeds..............       2,158,162                   -
             Provision for doubtful accounts....................................         285,000             390,000
             Increase in accounts receivable....................................     (6,937,167)          (5,914,090)
             Increase in inventory..............................................     (8,426,633)         (31,412,002)
             (Increase) decrease in prepaid expenses............................       1,675,621            (307,185)
             Increase in deferred income taxes..................................       (155,595)            (208,200)
             Increase in deposits and other.....................................       (466,415)            (298,941)
             Increase  in accounts payable......................................     (5,949,618)            (278,772)
             Increase (decrease) in accrued expenses............................       4,272,355            (205,402)
             Increase in deferred revenue.......................................               -             278,084
                                                                                ----------------  ------------------
                  Net cash (used in) operating activities.......................     (9,613,529)         (31,912,121)
                                                                                ----------------  ------------------

CASH FLOW FROM INVESTING ACTIVITIES
    Cash used in acquisitions...................................................       (341,595)         (12,564,442)
    Purchases of equipment......................................................       (712,735)          (4,104,948)
    Transfer of spare parts on lease to inventory...............................               -           7,506,528
    Purchase of spare parts on lease............................................     (1,098,226)          (2,020,618)
    Payments from related parties...............................................          79,335             537,190
                                                                                ----------------  ------------------
                  Net cash used in investing activities ........................     (2,073,221)         (10,646,290)
                                                                                ----------------  ------------------

CASH FLOW FROM FINANCING ACTIVITIES
    Net borrowings (payments) under senior revolving facility...................      13,321,711         (61,175,535)
    (Payments) under term and acquisition loan facilities.......................     (1,857,143)         (55,642,857)
    Payment on equipment loan...................................................               -            (131,893)
    Proceeds from issuance of senior subordinated notes.........................               -         164,001,750
    Stock options exercised.....................................................               -             256,387
    Payment of deferred financing costs.........................................        (80,244)          (4,661,173)
                                                                                ----------------  ------------------
                  Net cash provided by financing activities.....................      11,384,324          42,646,679
                                                                                ----------------  ------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............................       (302,426)              88,268
                                                                                ----------------  ------------------
CASH AND CASH EQUIVALENTS, beginning of period..................................       1,262,149           4,985,751
                                                                                ----------------  ------------------
CASH AND CASH EQUIVALENTS, end of period........................................        $959,723      $    5,074,019
                                                                                ================  ==================

    Interest paid...............................................................    $    822,033      $    2,560,308
                                                                                ================  ==================
    Income taxes paid...........................................................    $    425,230      $    4,798,530
                                                                                ================  ==================


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AVIATION SALES COMPANY AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION:

Interim Condensed Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1997 financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-11775).

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of Aviation Sales Company (the "Company") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31,1998 and the results of its operations and cash flows for the three month periods ended March 31, 1998 and 1997. The results of operations and cash flows for the three month period ended March 31, 1998 are not necessarily indicative of the results of operations or cash flows which may be reported for the year ending December 31, 1998.

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

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), during the quarter ended March 31, 1998. SFAS 130 was issued by the Financial Accounting Standards Board in June 1997 and establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. The objective of SFAS 130 is to report a measure (comprehensive income) of all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners. The adoption of SFAS 130 did not have a material impact on the Company's consolidated financial statements, as comprehensive income was equal to net income for all periods presented.

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

2.   ACQUISITIONS:

On March 26, 1998, the Company entered into a definitive agreement with Whitehall Corporation ("Whitehall"), pursuant to which the two companies agreed to merge. Under the terms of the agreement, at the effective date of the merger, the shareholders of Whitehall will receive 0.5143 shares of the Company's common stock for each share of Whitehall stock outstanding on such date. Based on the approximately 6.0 million Whitehall shares outstanding as of March 31, 1998, the Company will issue approximately 3.1 million shares of the Company's common stock to Whitehall's stockholders in the merger transaction. Based upon the closing price of the Company's common stock on March 25, 1998, the value of the transaction is approximately $142 million, which includes the assumption of approximately $9.4 million of Whitehall's outstanding indebtedness. The transaction, which will be accounted for as a pooling of interest, is expected to close during the third quarter of 1998. Whitehall had revenues of approximately $65.8 million for the fiscal year ended December 31, 1997. During the quarter ended March 31, 1998, the Company incurred merger expenses of approximately $.7 million relating to the Whitehall transaction, which are included in general and administrative expenses in the accompanying condensed consolidated statement of income for such period.

On March 9, 1998 the Company completed the acquisition of Caribe Aviation, Inc. ("Caribe") and Caribe's wholly-owned subsidiary Aircraft Interior Design, Inc. ("AIDI"). The purchase price paid by the Company to acquire Caribe and AIDI was approximately $23.3 million, consisting of: (i) $5.0 million in cash, (ii) $5.0 million in promissory notes payable over two years, (iii) the issuance of 182,143 shares of the Company's authorized, but unissued, common stock, and (iv) the repayment of approximately $7.5 million of indebtedness owed by Caribe and AIDI to a financial institution. The acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair market value at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired is approximately $9.6 million. This amount has been recorded as goodwill and will be amortized on a straight-line basis over 20 years. The operations of Caribe and AIDI have been included in the accompanying condensed consolidated financial statements from the date of acquisition. Caribe and AIDI contributed approximately $2.2 million to the Company's first quarter 1998 operating revenues. Caribe and AIDI had consolidated revenues of approximately $27 million for the fiscal year ended December 31, 1997. The pre-acquisition operations of Caribe and AIDI were not material to the operations of the Company.

On December 31, 1997, the Company acquired Apex Manufacturing, Inc. ("Apex") for consideration of 238,572 shares of the Company's common stock. The acquisition was accounted for using the pooling of interests method of accounting and, accordingly, the accompanying condensed consolidated financial statements have been restated to include the accounts of Apex.

On October 17, 1997 the Company completed the acquisition of substantially all of the assets of the business of Kratz-Wilde Machine Company, a Kentucky corporation ("Kratz-Wilde") for a purchase price, including acquisition costs and net cash acquired, of approximately $39.6 million in cash and notes and the assumption of certain liabilities of Kratz-Wilde in the approximate amount of $2.2 million. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The operations of Kratz-Wilde since the acquisition have been included in the accompanying condensed consolidated financial statements from the date of acquisition. Kratz-Wilde contributed approximately $10.5 million to the Company's first quarter 1998 operating revenues. In connection with the acquisition, the Company borrowed $40,000,000 of senior notes payable to financial institutions, with the remainder of the acquisition price payable to the prior owners over a two-year period (see Note 3).

The Company's unaudited pro forma consolidated results of operations assuming the Kratz-Wilde acquisition had occurred on January 1, 1997 are as follows:

                                                               THREE MONTHS
                                                             ENDED MARCH 31,
                                                                   1997
                                                                   ----

      (in thousands, except earnings per share)

      Revenue................................................    $   65,142
      Income before extraordinary item(a)....................         4,112
      Diluted earnings per share before extraordinary
      item(a)................................................    $      .43

------------------------------------------------

 (a) Includes an adjustment to record pro forma income tax expense as if Kratz-Wilde had been a C corporation since January 1, 1997 and adjustments to record goodwill amortization and incremental interest, depreciation and salaries as if the acquisition had occurred on January 1, 1997.

On September 30, 1997, the Company acquired Aerocell Structures, Inc. ("Aerocell") for consideration of 620,970 shares of the Company's common stock. The acquisition was accounted for using the pooling of interests method of accounting and, accordingly, the accompanying condensed consolidated financial statements have been restated to include the accounts of Aerocell.

                           [INTENTIONALLY LEFT BLANK]

The preliminary purchase price allocations for business combinations accounted for under the purchase method of accounting (including historical accounts of immaterial acquisitions accounted for under the pooling of interests method of accounting) were as follows:

                                                                THREE MONTHS ENDED MARCH 31,
                                                                ----------------------------

                                                                   1997                       1998
                                                                   ----                       ----
      Accounts receivable..............................     $       1,820,751          $       4,140,136
      Inventories......................................             1,922,774                  9,124,353
      Prepaid expenses.................................                10,168                          -
      Deposits and other...............................                 4,576                    115,951
      Fixed assets.....................................             4,089,883                  3,666,777
      Goodwill.........................................                     -                  9,587,583
      Accounts payable.................................           (1,063,497)                (3,351,637)
      Accrued expenses.................................             (824,437)                          -
      Deferred income taxes............................             (557,270)                          -
      Notes payable....................................           (3,445,825)               ( 5,000,000)
      Common stock issued..............................           (1,615,528)                (5,718,721)
                                                              ---------------            ---------------
      Cash used in acquisitions........................    $          341,595            $    12,564,442
                                                           ==================            ===============


3.  NOTES PAYABLE:

On October 17, 1997, the Company amended its banking agreement pursuant to the terms of a Third Amended and Restated Credit Agreement (the "Third Amended Credit Agreement"). Pursuant to the Third Amended Credit Agreement, the Company obtained a credit facility consisting of (a) a term loan facility in a principal amount of $18.6 million, and (b) a $131.4 million revolving loan, letter of credit and acquisition loan facility (the "Third Amended Revolving Credit Facility"), subject to an availability calculation based on the eligible borrowing base (collectively, the Credit Facility"). The eligible borrowing base includes certain receivables and inventories of the Company. The letter of credit portion of the Third Amended Revolving Credit Facility is subject to a $15 million sublimit and the acquisition loan portion of the Third Amended Revolving Credit Facility was subject to a $40 million sublimit, with the imposition of certain borrowing criteria based on the satisfaction of certain debt ratios. The acquisition loan portion of the Third Amended Revolving Credit Facility was converted into a term loan in October 1997 in connection with the acquisition of Kratz-Wilde. The interest rate on the Third Amended Credit Agreement is, at the option of the Company, (a) prime plus a margin, or (b) LIBOR plus a margin, where the margin determination is made based upon the Company's financial performance over the 12 month period (ranging from 0.0% to 1.25% in the event prime is utilized, or 1.50% to 2.75% in the event LIBOR is utilized). At March 31, 1998, the margin was .25% for prime rate loans and 1.75% for LIBOR rate loans.

In connection with the Company's February 1998 sale of $165.0 million in senior subordinated notes, the Company repaid in full and terminated the term loan and acquisition loan portions of the Credit Facility, and repaid in full the then current balance of the Third Amended Revolving Credit Facility. The Third Amended Revolving Credit Facility presently allows the Company to borrow up to $91.4 million and terminates on July 31, 2002. The Third Amended Credit Agreement contains financial and other covenants and mandatory prepayment events, as defined. At March 31, 1998, the Company was in compliance with all covenants of the Third Amended Credit Agreement. The Third Amended Credit Agreement is secured by a lien on substantially all of the assets of the Company. On March 31, 1998, the outstanding balance under the Third Amended Revolving Credit Facility was approximately $25.2 million.

In February 1998, in connection with the repayment of the term and acquisition portions of the Credit Facility, the Company wrote off $981,428 of deferred financing costs resulting in an extraordinary item, net of income taxes, of $598,671.

On February 17, 1998 the Company completed the offering and sale of $165 million in senior subordinated notes (the "Notes") due in 2008 with a coupon rate of 8.125% at a price of 99.395%. Proceeds were used (as described above) to repay all amounts then outstanding under the Company's term, acquisition and revolving credit facilities and to fund the cash requirements related to the acquisition of Caribe and AIDI. The Notes are unconditionally guaranteed, on a senior subordinated basis, by substantially all of the Company's existing subsidiaries.

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

In connection with the Company's March 9, 1998 acquisition of Caribe and AIDI (see Note 2), the Company entered into an agreement with the prior owners to pay $5 million of the acquisition price over a two year period. Principal payments of $2,500,000 plus interest accrued at 8%, are due on March 9, 1999 and March 9, 2000.

In connection with the October 17, 1997 acquisition of Kratz-Wilde (see Note 2), the Company entered into an agreement with the prior owners to pay $2.2 million of the acquisition price over a two year period. Payments of $1,250,000 are due on January 1, 1999 and January 1, 2000. Interest on this note has been imputed at 8%.

On August 5, 1997, the Company entered into a term loan agreement in a principal amount of $7.2 million to finance certain equipment and rotable parts on long term lease which secure the loan. This loan is payable in 59 consecutive equal monthly payments of $91,750 commencing September 14, 1997, with a final balloon payment due on August 14, 2002. Interest on this term loan is fixed at 8.21%. The Company has leased the underlying equipment and rotable parts to unrelated third parties. Interim payments under the term loan will be made from the proceeds of these parts leases. This term loan contains financial and other covenants and mandatory prepayment events, as defined. At March 31, 1998, the Company was in compliance with all covenants of this term loan.

On March 13, 1998, the Company entered into an agreement to purchase its Pearland, Texas warehouse facility from a related party. The total purchase price of approximately $1.8 million was paid in cash and through the reduction of amounts receivable from the related party at the date of the transaction.

4. EARNINGS PER SHARE:

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows:

                                                                        FOR THE THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                                 ---------

                                                                          1997                1998
                                                                          ----                ----
      Weighted average shares outstanding used in
      calculating basic earnings per share..............             9,422,042           9,448,944

      Effect of dilutive options........................                41,925             143,876
                                                                   -----------          ----------
      Weighted average common and common
      equivalent shares used in calculating diluted
      earnings per share................................             9,463,967           9,592,820
                                                                     =========           =========
      Options and warrants outstanding which are
      not included in the calculation of diluted
      earnings per share because their impact is
      antidilutive......................................               166,400              19,500
                                                                    ==========         ===========

-----------------------------------------

For business combinations accounted for as a pooling of interests, earnings per share computations are based on the aggregate of the weighted-average outstanding shares of the surviving business for all periods presented.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS OR MAY CONTAIN FORWARD-LOOKING STATEMENTS, SUCH AS STATEMENTS REGARDING THE COMPANY'S GROWTH STRATEGY AND ANTICIPATED TRENDS IN THE INDUSTRIES AND ECONOMIES IN WHICH THE COMPANY OPERATES. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON THE COMPANY'S CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATING TO THE COMPANY'S OPERATIONS AND RESULTS OF OPERATIONS, COMPETITIVE FACTORS, SHIFTS IN MARKET DEMAND, AND OTHER RISKS AND UNCERTAINTIES, INCLUDING IN ADDITION TO THOSE DESCRIBED BELOW THOSE DISCLOSED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997, UNCERTAINTIES WITH RESPECT TO CHANGES OR DEVELOPMENTS IN SOCIAL, BUSINESS, ECONOMIC, INDUSTRY, MARKET, LEGAL AND REGULATORY CIRCUMSTANCES AND CONDITIONS AND ACTIONS TAKEN OR OMITTED TO BE TAKEN BY THIRD PARTIES, INCLUDING THE COMPANY'S CONTRACTORS, CUSTOMERS, SUPPLIERS, COMPETITORS, STOCKHOLDERS, LEGISLATIVE, REGULATORY AND JUDICIAL AND OTHER GOVERNMENTAL AUTHORITIES. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM RESULTS EXPRESSED OR IMPLIED IN ANY FORWARD-LOOKING STATEMENTS MADE BY THE COMPANY IN THIS QUARTERLY REPORT ON FORM 10-Q. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR CIRCUMSTANCES.

OVERVIEW

      The following discussion and analysis should be read in conjunction with the information set forth under Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 14 through 21 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997. This discussion contains forward looking information which involves risks and uncertainties and is based upon information currently available to the Company. Actual results could differ from those described herein and future results may be subject to numerous factors, many of which are beyond the control of the Company.

RESULTS OF OPERATIONS

         First quarter operating revenues rose 50.3% to $82.5 million, compared with $54.9 million for the same period last year. On March 9, 1998 the Company acquired Caribe and its wholly-owned subsidiary, AIDI. The operations of Caribe and AIDI since the acquisition have been included in the accompanying condensed consolidated financial statements from the date of acquisition. As a result of the Caribe and AIDI acquisition, the Company's operating revenues increased approximately $2.2 million from the date of the acquisition through March 31, 1998. Kratz-Wilde, which was acquired during the fourth quarter of 1997 and accounted for using the purchase method of accounting, generated approximately $10.5 million in revenue during the first quarter of 1998. Operating revenues also increased due to increased customer penetration, increased sales due to the Company's investment in and availability of increased amounts of inventory and the continued expansion of inventory management services being offered to and utilized by the Company's customers.

        Gross profit increased 62.8% to $24.6 million for the quarter ended March 31, 1998, compared with $15.1 million for the same period last year. Gross profit margin increased to 29.8% for the first quarter of 1998, from 27.5% for the first quarter of 1997. The increase in gross profit margin compared to 1997 was due primarily to a slightly different mix of products and services delivered from period to period and remains in line with the 29.8% gross profit margin reported for the fourth quarter of 1997.

        The Company's operating expenses increased 54.2% to $13.9 million in the first quarter of 1998, compared with $9.0 million in the first quarter of 1997, due to higher sales levels resulting in higher selling and operating expenses. Operating expenses as a percentage of operating revenues increased to 16.9% in the first quarter of 1998 from 16.4% in the corresponding period of 1997 due, in large measure, to the approximately $.7 million in legal and professional fees incurred during the period in connection with the Company's contemplated acquisition of Whitehall. Without these expenses, operating expenses as a percentage of operating revenues for the first quarter of 1998 would have been 16.0%.

      Interest expense and amortization of deferred financing costs increased by $2.6 million from period to period due to net borrowings of $142.3 million during the last nine months of 1997 and the first three months of 1998 to finance the acquisitions of Kratz-Wilde and Caribe, inventory acquisitions and spare parts and engines held for lease.

      As a result of the above factors, income before income taxes and extraordinary item increased $2.1 million, or 40.8%, from $5.0 million in the first quarter of 1997 to $7.1 million in the first quarter of 1998.

      In connection with the repayment of the term and acquisition portions of the Credit Facility utilizing the proceeds of the Company's Senior Subordinated Notes due 2008, the Company wrote off, during the first quarter of 1998, $981,428 of deferred financing costs resulting in an extraordinary item, net of income taxes, of $598,671.

      After accounting for income taxes and the extraordinary item, net income for the three months ended March 31, 1998 was $3.8 million ($0.39 per diluted share) compared to net income of $3.0 million ($0.32 per diluted share) for the three months ended March 31, 1997. Weighted average common and common equivalent shares outstanding (diluted) were 9.59 million during the three months ended March 31, 1998, compared with 9.46 million for the three months ended March 31, 1997.

LIQUIDITY AND FINANCIAL RESOURCES

      Cash used in operations during the three months ended March 31, 1997 and 1998 was $9.6 million and $31.9 million, respectively. Cash used in investing activities during the three month periods ended March 31, 1997 and 1998 was $2.1 million and $10.6 million, respectively. During the three month periods ended March 31, 1997 and 1998, the Company financed its operating and investing activities primarily with its cash flow from financing activities, amounting to $11.4 million and $42.6 million, respectively.

      The Company and its subsidiaries have entered into the Credit Facility with certain financial institutions. At present, the Credit Facility consists of a $91.4 million revolving loan and letter of credit facility, subject to an availability calculation based on the eligible borrowing base (the "Revolving Credit Facility"). The eligible borrowing base includes certain receivables and inventories of the Company. The letter of credit portion of the Revolving Credit Facility is subject to a $15.0 million sublimit, with the imposition of certain borrowing criteria based on the satisfaction of certain debt ratios. The interest rate on the Credit Facility is, at the option of the Company, (a) prime plus a margin, or (b) LIBOR plus a margin, where the margin determination is made based upon The Company's financial performance over a 12 month period (ranging from 0.0% to 1.25% in the event prime is utilized, or 1.50% to 2.75% in the event LIBOR is utilized). At March 31, 1998, the margin was .25% for prime rate loans and 1.75% for LIBOR rate loans.

      The Credit Facility contains certain financial covenants regarding the financial performance of the Company and certain other covenants, including limitations on the amount of annual capital expenditures and the incurrence of additional debt, and provides for the suspension of the Credit Facility and repayment of all debt in the event of a material adverse change in the business or a change in control. In addition, the Credit Facility requires mandatory repayments from the proceeds of a sale of assets or an issuance of equity or debt securities or as a result of insufficient collateral to meet the borrowing base requirements thereunder. Substantially all of the Company's assets are pledged as collateral for amounts borrowed. The Revolving Credit Facility will terminate on July 31, 2002. At March 31, 1998, the Company was in compliance with all covenants of the Credit Facility and $25.2 million was outstanding under the Credit Facility.

      On February 17, 1998, the Company sold $165 million in senior subordinated notes (the "Notes") due in 2008 with a coupon rate of 8.125% at a price of 99.395%. Proceeds were used to repay amounts then outstanding under the Credit Facility and to fund the cash requirements relating to the acquisition of Caribe and AIDI.

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

      On August 5, 1997, a subsidiary of the Company, Aviation Sales SPS I, Inc., entered into a term loan agreement in a principal amount of $7.2 million which was guaranteed by the Company, to finance certain equipment and rotable parts on long-term lease, which secure the loan. This loan is payable in 59 consecutive equal monthly payments of $91,750 commencing September 14, 1997, with a final balloon payment due on August 14, 2002. Interest on this term loan is fixed at 8.21%. The Company has leased the underlying equipment and rotable parts to unrelated third parties. Interim payments under the term loan will be made from the proceeds of these parts leases. This term loan contains financial and other covenants and mandatory prepayment events, as defined. At March 31, 1998, the Company was in compliance with all covenants of this term loan.

      In connection with its acquisition of Kratz-Wilde Machine Company, AVS/Kratz-Wilde Machine Company, a subsidiary of the Company, delivered a non-interest bearing promissory note in the original principal amount of $2.2 million, which note was guaranteed by the Company, to the seller. At March 31, 1998, the Company was in compliance with the terms of this promissory note.

      In connection with its acquisition of Caribe, on March 6, 1998, Aviation Sales Manufacturing & Repair Company, a subsidiary of the Company, delivered a promissory note in the original principal amount of $5.0 million, which note was guaranteed by the Company, to the seller. The note is payable over a two year period with interest at the rate of 8% per annum.

      During the three month period ended March 31, 1998, the Company incurred capital expenditures of approximately $4.1 million, primarily to make enhancements to the Company's management information systems, telecommunication systems and other capital equipment and improvements. The Company's current management information statement is not Year 2000 compliant. The Company is currently implementing a new management information system, which among other things, will allow the Company to continue to maintain its competitive advantage resulting from the availability of information regarding its market and will mitigate any Year 2000 issues currently inherent in the Company's existing systems. The cost of the new MIS system is expected to be approximately $8.0 million, which will be incurred over approximately a two year period. Financing for the new system will be provided from operations and from borrowings under the Credit Facility.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                           PART II. OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

                Not applicable

Item 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS

                On March 6, 1998, the Company issued to Benito Quevedo and Damaris Quevedo a total of 182,143 shares of the Company's common stock as part of the purchase price for the Company's acquisition of all of the issued and outstanding shares of Caribe and its wholly-owned subsidiary AIDI. Benito and Damaris Quevedo, the stockholders of Caribe, received the shares of the Company's common stock pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.         DEFAULTS UPON SENIOR SECURITIES

                None

Item 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None

Item 5.         OTHER INFORMATION

                None

Item 6.         EXHIBITS AND REPORTS ON FORMS 8-K

EXHIBITS

EXHIBIT NO.     DESCRIPTION
-----------     -----------

      4.1 Indenture, dated February 17, 1998, among Aviation Sales Company, certain of its subsidiaries and SunTrust Bank Central Florida, National Association, Trustee (incorporated by reference from the Company's Registration Statement on Form S-4, dated March 26, 1998, File No. 333-48669).

     10.1 Agreement and Plan of Merger dated as of March 26, 1998 by and among Aviation Sales Company, WHC Acquisition Corp. and Whitehall Corporation (incorporated by reference to the Company's Registration Statement on Form S-4 filed April 30, 1998, File No. 333-31479).

     10.2 Merger Agreement by and between Aviation Sales Company, The Company/CAI Merger Corp., Caribe Aviation, Inc., ("Caribe"), Aircraft Interior Design, Inc. and the shareholders of Caribe, dated as of February 12, 1998 (incorporated by reference from the Company's Current Report on Form 8-K filed March 18, 1998).

     10.3 Registration Rights Agreement, dated as of February 17, 1998, among Aviation Sales Company, certain of its subsidiaries and Salomon Brothers, Inc., BT Alex. Brown Incorporated and Citicorp Securities (incorporated by reference from the Company's Registration Statement on Form S-4, dated March 26, 1998, File No. 333-48669).

      27        Financial Data Schedule

REPORTS ON FORM 8-K

           (i) Company's Current Report on Form 8-K filed January 13, 1998.

          (ii) Company's Current Report on Form 8-K filed March 5, 1998.

         (iii) Company's Current Report on Form 8-K filed March 18, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    AVIATION SALES COMPANY                          DATE
                                                                    ----


                    By: /S/       JOSEPH E. CIVILETTO               May 15, 1998
                        --------------------------------------
                        Joseph E. Civiletto, Vice President
                        and Chief Financial Officer (Authorized
                        Officer and Principal Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT                                                                   PAGE
-------                                                                   ----

27               Financial Data Schedule                                   21