Form 10-K/A
period 1997-12-31
AVIATION SALES CO
filed 1998-07-06
CIK 1012159

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K/A


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

RECENT DEVELOPMENTS

         On March 26, 1998, the Company entered into a definitive merger agreement (the "Whitehall Agreement") with Whitehall Corporation, a Delaware corporation ("Whitehall"). The Whitehall Agreement provides that, at the effective date of the merger, each issued and outstanding share of common stock of Whitehall will be exchanged, on a tax-free basis, for 0.5143 of a share of the Company's common stock. Based on 5,530,000 shares of Whitehall common stock presently outstanding on June 26, 1998, the Company will issue approximately 2,844,079 shares of Company common stock to the stockholders of Whitehall at the effective time of the Merger, which excludes 257,150 shares of Company common stock to be issued upon the exercise of 500,000 options to purchase shares of Whitehall common stock which were outstanding on June 26, 1998. Consummation of the Whitehall merger, which will be accounted for as a pooling of interests business combination, is subject to approval by the stockholders of the Company and Whitehall, and other customary closing conditions, including the termination of the applicable waiting period under the Hart-Scott- Rodino Antitrust Improvements Act and receipt of any applicable regulatory approvals. Holders of approximately 30% of each of the Company's and Whitehall's issued and outstanding shares of common stock have entered into agreements to vote in favor of the merger at stockholders' meetings of both companies to be called to vote upon the proposed merger.

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

                                                    APPROXIMATE          SQUARE       OWNED OR
FACILITY DESCRIPTION                                 LOCATIONS           FOOTAGE       LEASED
--------------------                                -----------          -------      --------
Corporate Headquarters and Central Warehouse        Miami, FL            166,000       Leased
Office and Repair Facility                          Hot Springs, AK      140,000       Owned
Aircraft Disassembly and Storage                    Ardmore, OK          130,000       Leased
Warehouse                                           Pearland, TX         100,000       Leased
Office and Repair Facility                          Miami, FL             55,000       Leased
Office and Manufacturing Facility                   Westchester, OH       47,400       Owned
Warehouse                                           Miami, FL             40,000       Leased
Office and Manufacturing Facility                   Covington, KY         38,200       Owned
Manufacturing Facility                              Faifield, OH          30,500       Owned
Office, Repair and Manufacturing Facility           Miami, FL             30,000       Leased
Office and Manufacturing Facility                   Phoenix, AZ           25,000       Leased
Warehouse                                           Miami, FL             11,200       Leased
Warehouse                                           Miami, FL             10,000       Leased
Regional Purchasing Office                          Van Nuys, CA           6,300       Leased
Office and Warehouse                                College Park, GA       6,000       Leased
Warehouse                                           Claremore, OK          1,000       Leased



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

                                                    YEAR ENDED DECEMBER 31, (1)
                                 -------------------------------------------------------------
                                    1993         1994         1995         1996         1997
                                 ---------    ---------    ---------    ---------    ---------
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Operating revenues ...........   $  23,429    $  28,191    $ 113,803    $ 161,944    $ 256,899
Cost of sales ................      11,162       12,017       71,314      110,359      180,713
                                 ---------    ---------    ---------    ---------    ---------
Gross profit .................      12,267       16,174       42,489       51,585       76,186
                                 ---------    ---------    ---------    ---------    ---------
 Operating expenses
   Operating .................       3,121        2,900        8,989        9,320       14,286
   Selling ...................       1,845        2,043        4,820        6,977        9,665
   General and administrative        4,199        5,167        8,641       10,681       16,772
   Depreciation and
   amortization ..............         217          415        1,466        2,323        3,094
   Gain on litigation
   settlement ................           -            -            -            -       (2,625)
                                 ---------    ---------    ---------    ---------    ---------
                                     9,382       10,525       23,916       29,301       41,192
                                 ---------    ---------    ---------    ---------    ---------
Income from operations .......       2,885        5,649       18,573       22,284       34,994
Interest expense .............       6,041        4,458        8,287        5,350        7,432
                                 ---------    ---------    ---------    ---------    ---------
Income (loss)  before taxes
   and extraordinary item ....      (3,156)       1,191       10,286       16,934       27,562
Income tax (benefit) expense .        --           --           --           (426)      10,781
                                 ---------    ---------    ---------    ---------    ---------
Income (loss) before extra-
   ordinary item .............      (3,156)       1,191       10,286       17,360       16,781
Extraordinary item, net of
   income taxs ...............        --           --           --          1,862         --
                                 ---------    ---------    ---------    ---------    ---------
Net income (loss) ............   ($  3,156)   $   1,191    $  10,286    $  15,498    $  16,781
                                 =========    =========    =========    =========    =========
Pro Forma Data:
   Historical income (loss)
      before income taxes and
      extraordinary item .....   ($  3,156)   $   1,191    $  10,286    $  16,934    $  27,562
   Pro forma (benefit)
      provision for income
      taxes ..................      (1,231)         465        4,012       6,604        10,781
                                 ---------    ---------    ---------    ---------    ---------
   Pro forma income (loss)
      before extraordinary
      item ...................      (1,925)         726        6,274       10,330       16,781
   Extraordinary item, net of
      income taxes ...........        --           --           --          1,862         --
                                 ---------    ---------    ---------    ---------    ---------
   Pro forma net income (loss)   ($  1,925)   $     726    $   6,274    $   8,468    $  16,781
                                 =========    =========    =========    =========    =========
Pro forma diluted net income
   (loss) per share (2)(3)(4).   ($   0.33)   $    0.12    $    1.00    $    1.08    $    1.77
                                 =========    =========    =========    =========    =========

                                                       AS OF DECEMBER 31
BALANCE SHEET DATA               -------------------------------------------------------------
Accounts receivable ..........   $   4,166    $  16,980    $  23,776    $  37,087    $  66,545
Inventories ..................      34,025       52,765       48,957       72,974      139,314
Working capital ..............      24,519       51,871       46,641       68,999       82,789
Total assets .................      42,401       89,264       93,478      145,183      284,987
Total debt ...................      31,992       69,152       62,043       38,984      151,285
Stockholders' equity .........       2,888        7,079       14,199       81,071       98,241

----------



(1) Caribe, which was acquired on March 6, 1998, Dixie, which was acquired on August 9, 1996 and Kratz, which was acquired on October 17, 1997, were accounted for under the purchase method of accounting and accordingly, Caribe's, Dixie's and Kratz's results of operations have been included in the Company historical results of operations from the dates of their acquisition. AvEng, which was acquired on December 10, 1996, Aerocell, which was acquired on September 30, 1997, and Apex, which was acquired on December 31, 1997, were accounted for under the pooling of interest method of accounting. As such AvEng is included in the Company's historical financial results for all periods presented subsequent to 1995, and Aerocell and Apex are included for all periods presented subsequent to 1996. Historical operating results and financial position for periods presented prior to 1996 have not been restated to give retroactive effect to the acquisition of AvEng and historical operating results and financial positions for periods presented prior to 1997 have not been restated to give retroactive effect to the acquisition of Aerocell and Apex, due to the immateriality of the restated amounts.
(2) Periods presented prior to 1997 include pro forma adjustments to record income taxes, as the Company conducted its business as a partnership prior to June 26, 1996.
(3) Weighted average common and common equivalent shares used in calculating diluted earnings per share are 5,859,542 for 1993; 5,923,103 for 1994; 6,259,542 for 1995; 7,819,837 for 1996; and
         9,484,097 for 1997.
(4) The pre-1997 AVS per share data assumes that the 4,425,000 common shares issued to the partners and the 575,000 shares of common stock, the net proceeds in respect of which were paid to J/T Aviation Partners, were outstanding for periods prior to the closing of AVS's initial public offering in July 1996.

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


         To date during 1998, the Company has completed one acquisition. On March 6, 1998, the Company acquired Caribe and its wholly-owned subsidiary Aircraft. The acquisition was a merger accounted for as a purchase. Caribe is an FAA-licensed repair station. Aircraft manufactures plastic cabin interior replacement parts and refurbishes aircraft interior components. The purchase price paid to acquire Caribe and Aircraft was approximately $23.3 million consisting of the following: (i) $5.0 million in cash; (ii) $5.0 million in the form of a promissory note payable over two years; and (iii) $5.7 million in shares of the Company's authorized but unissued common stock (182,143 shares). Additionally, as part of the merger transaction, the Company repaid approximately $7.6 million of Caribe's and Aircraft's indebtedness due to a financial institution. The operations of Caribe and Aircraft will be included in AVS's consolidated financial statements from the date of acquisition. Caribe and Aircraft had consolidated fiscal 1997 revenues of approximately $27.0 million. The pre-acquisition operations of Caribe and Aircraft are not material to the operations of the Company.


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

YEAR ENDED DECEMBER 31,1996 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         The following table sets forth certain information relating to the Company's operations for the periods indicated:

                                                                         1996                               1997
                                                            ------------------------------       ---------------------------
                                                                  $                  %                 $              %
                                                            -------------       ----------       ------------     ----------
                                                                                 (DOLLARS IN THOUSANDS)

Operating revenues.........................................      $161,944           100.0%           $256,899         100.0%
Cost of sales..............................................       110,359            68.1%            180,713          70.3%
                                                            -------------       ----------       ------------     ----------
                                                                   51,585            31.9%             76,186          29.7%
                                                            -------------       ----------       ------------     ----------
Operating Expenses

   Operating...............................................         9,320             5.8%             14,286           5.6%
   Selling.................................................         6,977             4.3%              9,665           3.8%
   General and administrative..............................        10,681             6.6%             16,772           6.5%
   Depreciation and amortization...........................         2,323             1.4%              3,094           1.2%
   Gain on litigation settlement...........................             -               -              (2,625)         (1.0)%
                                                            -------------       ----------       ------------     ----------
                                                                   29,301            18.1%             41,192          16.1%
                                                            -------------       ----------       ------------     ----------
Income from operations.....................................        22,284            13.8%             34,994          13.6%
Interest expense, net......................................         5,350             3.3%              7,432           2.9%
                                                            -------------       ----------       ------------     ----------
Income before income taxes and extraordinary item..........        16,934            10.5%             27,562          10.7%
Income tax expense (benefit)...............................         (426)           (0.2%)             10,781           4.2%
                                                            -------------       ----------       ------------     ----------
Income before extraordinary item...........................        17,360            10.7%             16,781           6.5%
Extraordinary item, net of income taxes....................         1,862             1.1%                 --             --
                                                            -------------       ----------       ------------     ----------
Net income.................................................      $ 15,498             9.6%            $16,781           6.5%
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


         The Company's total operating expenses for 1997, in absolute dollars, increased $11.9 million, or 40.6%, compared to 1996. Approximately $4.4 million of the increase is attributable to the operating expenses of Aerocell, Kratz and Apex, with the balance attributable to higher sales levels resulting in higher selling and operating expenses and increased reserves, offset in part, by a $2.6 million gain on a legal settlement with a former employee and shareholder. Primarily due to economies of scale and improved operating efficiencies, total operating expenses as a percentage of revenue decreased from 18.1% in 1996 to 16.0% in 1997. See Note 7 to Notes to Consolidated Financial Statements.

         Interest expense, net increased $2.1 million, or 38.9% from 1996 to 1997 primarily due to the increase in borrowings necessary to fund the Company's growth.

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


         The Company's total operating expenses for 1996, in absolute dollars, increased $5.4 million, or 22.5%, compared to 1995 (of which approximately $1.5 million of the increase is attributable to the operating expenses of AvEng and Dixie during 1996 and the balance is attributable to the Company's existing operations). Primarily due to economies of scale and improved operating efficiencies, total operating expenses as a percentage of revenue decreased from 21.0% in 1995 to 18.1% in 1996.

         Interest and other expenses, net decreased $2.9 million, or 35.4% from 1995 to 1996 as a result of the repayment and restructuring of the Company's credit facility during 1996.

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


         On February 17, 1998, the Company sold $165 million in senior subordinated notes (the "Notes") due in 2008 with a coupon rate of 8.125% at a price of 99.395%. Proceeds were used to repay amounts outstanding under the Credit Facility and to fund the cash requirements relating to the acquisition of Caribe and Aircraft. The funds repaid under the Credit Facility included amounts borrowed during 1997 to repay assumed indebtedness of Aerocell and Apex in connection with those acquisitions and borrowings incurred to fund the purchase price in connection with the acquisition of Kratz.

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

         The indenture pursuant to which the Notes have been issued (the "Indenture") permits the Company and its subsidiaries to incur substantial additional indebtedness, including Senior Debt, subject to certain limitations. The Notes are also effectively subordinated in right of payment to all existing and future liabilities of any subsidiaries of the Company which do not guarantee the Notes.


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


(2)      CONSOLIDATED FINANCIAL STATEMENT SCHEDULES


Schedule II - Valuation and Qualifying Accounts for the three years
 ended December 31, 1997                                               F-27


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


 **23.1           Consent of Arthur Andersen LLP

  *23.2           Consent of Clark, Schaefer, Hackett & Co.


  *27.1           Financial Data Schedule

  *99.1           Press Release Regarding Whitehall Merger Agreement


----------------------------
 *     Previously filed
 +     Compensation plan or agreement
**     Filed herewith



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

(C)      Exhibits

         For exhibits, see Item 14(A)(3) above.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


AVIATION SALES COMPANY
(Registrant)


By: /S/ DALE S. BAKER                                    July 2, 1998
   ---------------------------------------
     Dale S. Baker
     President, Chief Executive Officer and
     Chairman of the Board (Principal
     Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE AND TITLE                  DATE:


/S/ DALE S. BAKER                                      July 2, 1998
---------------------------------------
Dale S. Baker
President, Chief Executive Officer and
Chairman of the Board (Principal Executive Officer)

/S/ JOSEPH E. CIVILETTO                                July 2, 1998
---------------------------------------
Joseph E. Civiletto
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/S/ HAROLD M. WOODY                                    July 2, 1998
---------------------------------------
Harold M. Woody
Executive Vice President - Sales and Marketing
 and Director

/S/ JAMES D. INNELLA                                    July 2, 1998
---------------------------------------
James D. Innella
Vice President and Chief Operating Officer

/S/ ROBERT ALPERT                                       July 2, 1998
---------------------------------------
Robert Alpert
Director

                          [SIGNATURE PAGE TO FORM 10-K/A]

/S/ SAM HUMPHREYS                                       July 2, 1998
---------------------------------------
Sam Humphreys
Director

/S/ KAZUTAMI OKUI                                       July 6, 1998
---------------------------------------
Kazutami Okui
Director

/S/ PHILIP B. SCHWARTZ
---------------------------------------                 July 2, 1998
Philip B. Schwartz
Director


                          [SIGNATURE PAGE TO FORM 10-K/A]

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

Consolidated Statements of Income for the three years ended
  December 31, 1997                                                    F-5

Consolidated Statements of Partners' Capital and Stockholders' Equity
  for the three years ended December 31, 1997                          F-6

Consolidated Statements of Cash Flows for the three years ended
  December 31, 1997                                                    F-7

Notes to Consolidated Financial Statements                             F-8

Financial Statement Schedule:
   Schedule II - Valuation and Qualifying Accounts for the three
      years ended December 31, 1997                                    F-27

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




ARTHUR ANDERSEN LLP


Miami, Florida,
 March 2, 1998
 (except with respect to the matters discussed in Note 14 as to which the date is June 18, 1998).

                    AVIATION SALES COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                 DECEMBER 31,
                                                                       ---------------------------------
                                                                             1996              1997
                                                                       ---------------   ---------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents .........................................    $  1,262,149      $  4,985,751
 Accounts receivable, net of allowance for doubtful accounts of
   $3,779,580 and $3,474,532 in 1996 and 1997, respectively.........      37,086,899        66,545,155
 Inventories .......................................................      72,974,397       139,313,722
 Prepaid expenses ..................................................       4,067,332         3,111,728
 Deferred income taxes .............................................       1,972,410         2,004,148
                                                                        ------------      ------------
   Total current assets ............................................     117,363,187       215,960,504
                                                                        ------------      ------------
EQUIPMENT ON LEASE, net of accumulated amortization of
  $2,601,069 and $3,626,522 in 1996 and 1997, respectively..........      17,950,783        22,758,149
                                                                        ------------      ------------
FIXED ASSETS:
 Property and equipment ............................................       4,333,070        25,502,943
 Less--Accumulated depreciation ....................................      (2,027,197)       (5,008,668)
                                                                        ------------      ------------
   Total fixed assets ..............................................       2,305,873        20,494,275
                                                                        ------------      ------------
AMOUNTS DUE FROM RELATED PARTIES ...................................       2,914,615         2,891,343
                                                                        ------------      ------------
OTHER ASSETS:
 Goodwill ..........................................................              --        17,712,145
 Deposits and other ................................................         369,191         1,009,369
 Deferred income taxes .............................................       3,406,331         1,485,380
 Deferred financing costs, net .....................................         872,568         2,675,684
                                                                        ------------      ------------
   Total other assets ..............................................       4,648,090        22,882,578
                                                                        ------------      ------------
   Total assets ....................................................    $145,182,548      $284,986,849
                                                                        ============      ============
                                                 (CONTINUED)

                    AVIATION SALES COMPANY AND SUBSIDIARIES

                                                                               DECEMBER 31,
                                                                      -------------------------------
                                                                           1996             1997
                                                                      --------------   --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable .................................................   $ 15,736,288     $ 18,136,462
 Accrued expenses .................................................      8,501,372       16,362,777
 Notes payable, current maturities--
  Senior ..........................................................      7,428,571       12,258,391
  Revolver ........................................................     16,697,985       86,413,959
                                                                      ------------     ------------
   Total current liabilities ......................................     48,364,216      133,171,589
                                                                      ------------     ------------
LONG-TERM LIABILITIES:
 Deferred income ..................................................        890,065          962,063
 Notes payable--
  Senior ..........................................................     14,857,143       50,412,550
  Other ...........................................................             --        2,200,000
                                                                      ------------     ------------
   Total long-term liabilities ....................................     15,747,208       53,574,613
                                                                      ------------     ------------
COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)
STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value, 1,000,000 shares authorized, none
   outstanding ....................................................             --               --
 Common stock, $.001 par value, 30,000,000 shares authorized,
   9,422,042 and 9,399,932 shares outstanding in 1996 and 1997,
   respectively ...................................................          9,422            9,400
 Additional paid-in capital .......................................     71,304,446       70,660,457
 Retained earnings ................................................      9,757,256       27,570,790
                                                                      ------------     ------------
   Total stockholders' equity .....................................     81,071,124       98,240,647
                                                                      ------------     ------------
   Total liabilities and stockholders' equity .....................   $145,182,548     $284,986,849
                                                                      ============     ============

The accompanying notes are an integral part of these consolidated balance sheets.

                    AVIATION SALES COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                -----------------------------------------------------
                                                                       1995               1996              1997
                                                                -----------------   ---------------   ---------------
OPERATING REVENUES:
 Sales of aircraft parts, net ...............................     $ 108,434,709      $151,407,093      $243,819,616
 Rentals from leases and other ..............................         5,368,174        10,536,776        13,079,138
                                                                  -------------      ------------      ------------
                                                                    113,802,883       161,943,869       256,898,754
COST OF SALES ...............................................        71,314,263       110,358,502       180,712,495
                                                                  -------------      ------------      ------------
                                                                     42,488,620        51,585,367        76,186,259
                                                                  -------------      ------------      ------------
OPERATING EXPENSES:
 Operating ..................................................         8,988,894         9,319,981        14,286,220
 Selling ....................................................         4,820,081         6,977,518         9,665,535
 General and administrative .................................         8,640,423        10,681,242        16,771,700
 Depreciation and amortization ..............................         1,465,915         2,322,791         3,093,599
 Gain on litigation settlement with former employee .........                --                --        (2,625,000)
                                                                  -------------      ------------      ------------
                                                                     23,915,313        29,301,532        41,192,054
                                                                  -------------      ------------      ------------
INCOME FROM OPERATIONS ......................................        18,573,307        22,283,835        34,994,205
INTEREST EXPENSE AND AMORTIZATION OF
  DEFERRED FINANCING COSTS ..................................         8,287,584         5,350,020         7,431,916
                                                                  -------------      ------------      ------------
INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM ........................................        10,285,723        16,933,815        27,562,289
INCOME TAX (BENEFIT) EXPENSE ................................                --          (426,033)       10,781,519
                                                                  -------------      ------------      ------------
INCOME BEFORE EXTRAORDINARY ITEM ............................        10,285,723        17,359,848        16,780,770
EXTRAORDINARY ITEM, NET OF INCOME
  TAXES .....................................................                --         1,862,140                --
                                                                  -------------      ------------      ------------
NET INCOME ..................................................     $  10,285,723      $ 15,497,708      $ 16,780,770
                                                                  =============      ============      ============
BASIC EARNINGS PER SHARE:
 Income before extraordinary item ...........................                        $       2.22      $       1.78
 Extraordinary item, net of income taxes ....................                                0.24                --
                                                                                     ------------      ------------
 Net income .................................................                        $       1.98      $       1.78
                                                                                     ============      ============
DILUTED EARNINGS PER SHARE:
 Income before extraordinary item ...........................                        $       2.22      $       1.77
 Extraordinary item, net of income taxes ....................                                0.24                --
                                                                                     ------------      ------------
 Net income .................................................                        $       1.98      $       1.77
                                                                                     ============      ============
PRO FORMA DILUTED AND BASIC EARNINGS
  PER SHARE
 Pro forma income before extraordinary item .................     $        1.00      $       1.32
 Extraordinary item, net of income taxes ....................                --              0.24
                                                                  -------------      ------------
 Pro forma net income .......................................     $        1.00      $       1.08
                                                                  =============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                    AVIATION SALES COMPANY AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL AND STOCKHOLDERS' EQUITY

                                                         TOTAL           COMMON STOCK
                                                       PARTNERS'    -----------------------
                                                        CAPITAL        SHARES      AMOUNT
                                                   ---------------- ------------ ----------
BALANCE AS OF DECEMBER 31, 1994 ..................  $    7,078,698     859,542     $  859
 Net income ......................................      10,285,723          --         --
 Distribution to partners ........................      (3,306,854)         --         --
 Acquisition of AvEng Trading Partners, Inc.
  (Note 2) .......................................              --     400,000        400
                                                    --------------     -------     ------
BALANCE AS OF DECEMBER 31, 1995 ..................      14,057,567   1,259,542      1,259
 Distributions to partners prior to initial
  public offering ................................      (3,041,936)         --         --
 Net income ......................................       5,881,480          --         --
 Exchange of partnership interests for
  common stock (Note 1) ..........................     (16,897,111)  4,425,000      4,425
 Net proceeds from initial public offering .......              --   3,737,500      3,738
                                                    --------------   ---------     ------
BALANCE AS OF DECEMBER 31, 1996 ..................              --   9,422,042      9,422
 Impact of immaterial poolings (Note 2) ..........              --          --         --
 Net income ......................................              --          --         --
 Stock options exercised .........................              --      34,890         35
 Gain on litigation settlement with former
  employee (Note 7) ..............................              --     (75,000)       (75)
 Issuance of common stock to employees
  (Note 6) .......................................              --      18,000         18
                                                    --------------   ---------     ------
BALANCE AS OF DECEMBER 31, 1997 ..................  $           --   9,399,932     $9,400
                                                    ==============   =========     ======

                                                                                                        TOTAL
                                                     ADDITIONAL                       TOTAL       PARTNERS' CAPITAL
                                                       PAID-IN       RETAINED     STOCKHOLDERS'   AND STOCKHOLDERS'
                                                       CAPITAL       EARNINGS         EQUITY           EQUITY
                                                   -------------- -------------- --------------- ------------------
BALANCE AS OF DECEMBER 31, 1994 ..................  $       (859)  $        --    $         --     $    7,078,698
 Net income ......................................            --            --              --         10,285,723
 Distribution to partners ........................            --            --              --         (3,306,854)
 Acquisition of AvEng Trading Partners, Inc.
  (Note 2) .......................................            --       141,028         141,428            141,428
                                                    ------------   -----------    ------------     --------------
BALANCE AS OF DECEMBER 31, 1995 ..................          (859)      141,028         141,428         14,198,995
 Distributions to partners prior to initial
  public offering ................................            --            --              --         (3,041,936)
 Net income ......................................            --     9,616,228       9,616,228         15,497,708
 Exchange of partnership interests for
  common stock (Note 1) ..........................     6,732,436            --       6,736,861        (10,160,250)
 Net proceeds from initial public offering .......    64,572,869            --      64,576,607         64,576,607
                                                    ------------   -----------    ------------     --------------
BALANCE AS OF DECEMBER 31, 1996 ..................    71,304,446     9,757,256      81,071,124         81,071,124
 Impact of immaterial poolings (Note 2) ..........       582,764     1,032,764       1,615,528          1,615,528
 Net income ......................................            --    16,780,770      16,780,770         16,780,770
 Stock options exercised .........................       720,940            --         720,975            720,975
 Gain on litigation settlement with former
  employee (Note 7) ..............................    (2,624,925)           --      (2,625,000)        (2,625,000)
 Issuance of common stock to employees
  (Note 6) .......................................       677,232            --         677,250            677,250
                                                    ------------   -----------    ------------     --------------
BALANCE AS OF DECEMBER 31, 1997 ..................  $ 70,660,457   $27,570,790    $ 98,240,647     $   98,240,647
                                                    ============   ===========    ============     ==============

The accompanying notes are an integral part of these consolidated financial statements.

                    AVIATION SALES COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            FOR THE YEARS
                                                                                            ENDED DECEMBER
                                                                                                 31,
                                                                                           ----------------
                                                                                                 1995
                                                                                           ----------------
CASH FLOW FROM OPERATING ACTIVITIES:
 Net income ..............................................................................  $   10,285,723
 Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  Depreciation and amortization ..........................................................       2,132,522
  Gain on sale of equipment on lease, net of proceeds ....................................              --
  Provision for doubtful accounts ........................................................         360,000
  Deferred income taxes ..................................................................              --
  Extraordinary item, net of income taxes ................................................              --
  Issuance of common stock to employees ..................................................              --
  Gain on litigation settlement with former employee .....................................              --
  Increase in accounts receivable, net ...................................................      (7,204,803)
  (Increase) decrease in inventories .....................................................       4,330,960
  (Increase) decrease in prepaid expenses ................................................             (95)
  (Increase) decrease in deposits and other ..............................................        (662,426)
  Increase in accounts payable ...........................................................       4,270,902
  Increase in accrued expenses ...........................................................         365,864
  Increase in deferred income ............................................................         103,575
                                                                                            --------------
    Net cash provided by (used in) operating activities ..................................      13,982,222
                                                                                            --------------
CASH FLOW FROM INVESTING ACTIVITIES:
 Cash used in acquisitions, net of cash acquired .........................................      (1,060,538)
 Purchases of equipment ..................................................................        (897,544)
 Purchases of spare parts on lease .......................................................      (2,722,054)
 Payments to/from related parties ........................................................         (60,059)
                                                                                            --------------
    Net cash used in investing activities ................................................      (4,740,195)
                                                                                            --------------
CASH FLOW FROM FINANCING ACTIVITIES:
 Repayment of senior debt ................................................................      (5,000,000)
 Net issuance (repayment) of senior revolving facility ...................................      (2,109,400)
 Distributions to partners--ASC partnership ..............................................      (3,306,854)
 Payment of initial public offering proceeds to original credit facility and subordinated               --
  debt
 Payments to J/T Aviation Partners .......................................................              --
 Borrowings under new credit facility ....................................................              --
 Payments under new credit facility ......................................................              --
 Issuance of senior debt under acquisition facility ......................................              --
 Payments of senior debt under acquisition facility ......................................              --
 Proceeds from note to prior owners of Kratz-Wilde .......................................              --
 Proceeds from equipment loan ............................................................              --
 Payments on equipment loan ..............................................................              --
 Proceeds from initial public offering ...................................................              --
 Stock options exercised .................................................................              --
 Payment of deferred financing costs .....................................................         (54,745)
                                                                                            --------------
    Net cash provided by (used in) financing activities ..................................     (10,470,999)
                                                                                            --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....................................      (1,228,972)
                                                                                            --------------
CASH AND CASH EQUIVALENTS, beginning of period ...........................................       1,482,279
                                                                                            --------------
CASH AND CASH EQUIVALENTS, end of period .................................................  $      253,307
                                                                                            ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid ...........................................................................  $    7,717,005
                                                                                            ==============
 Income taxes paid .......................................................................  $           --
                                                                                            ==============

                                                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                                                           ---------------------------------
                                                                                                 1996             1997
                                                                                           ---------------- ----------------
CASH FLOW FROM OPERATING ACTIVITIES:
 Net income ..............................................................................  $   15,497,708   $   16,780,770
 Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  Depreciation and amortization ..........................................................       2,938,974        4,276,863
  Gain on sale of equipment on lease, net of proceeds ....................................              --        3,796,929
  Provision for doubtful accounts ........................................................       1,954,000        3,081,063
  Deferred income taxes ..................................................................      (5,378,741)       1,331,943
  Extraordinary item, net of income taxes ................................................       1,862,140               --
  Issuance of common stock to employees ..................................................              --          677,250
  Gain on litigation settlement with former employee .....................................              --       (2,625,000)
  Increase in accounts receivable, net ...................................................     (12,366,644)     (25,528,342)
  (Increase) decrease in inventories .....................................................     (18,017,715)     (57,836,421)
  (Increase) decrease in prepaid expenses ................................................      (4,010,369)         975,076
  (Increase) decrease in deposits and other ..............................................         503,273          (21,106)
  Increase in accounts payable ...........................................................       5,238,370          571,706
  Increase in accrued expenses ...........................................................       3,786,258        5,629,642
  Increase in deferred income ............................................................          12,750           71,998
                                                                                            --------------   --------------
    Net cash provided by (used in) operating activities ..................................      (7,979,996)     (48,817,629)
                                                                                            --------------   --------------
CASH FLOW FROM INVESTING ACTIVITIES:
 Cash used in acquisitions, net of cash acquired .........................................      (8,953,820)     (39,946,846)
 Purchases of equipment ..................................................................      (1,111,368)      (4,394,433)
 Purchases of spare parts on lease .......................................................      (7,829,797)     (10,528,415)
 Payments to/from related parties ........................................................         116,583           23,272
                                                                                            --------------   --------------
    Net cash used in investing activities ................................................     (17,778,402)     (54,846,422)
                                                                                            --------------   --------------
CASH FLOW FROM FINANCING ACTIVITIES:
 Repayment of senior debt ................................................................      (5,000,000)              --
 Net issuance (repayment) of senior revolving facility ...................................      15,763,592               --
 Distributions to partners--ASC partnership ..............................................      (3,041,936)              --
 Payment of initial public offering proceeds to original credit facility and subordinated      (52,806,400)              --
  debt
 Payments to J/T Aviation Partners .......................................................     (10,160,250)              --
 Borrowings under new credit facility ....................................................      16,697,985       66,270,149
 Payments under new credit facility ......................................................      (2,857,143)      (4,642,857)
 Issuance of senior debt under acquisition facility ......................................       6,000,000       40,000,000
 Payments of senior debt under acquisition facility ......................................        (857,143)      (2,000,000)
 Proceeds from note to prior owners of Kratz-Wilde .......................................              --        2,200,000
 Proceeds from equipment loan ............................................................              --        7,200,000
 Payments on equipment loan ..............................................................              --         (171,916)
 Proceeds from initial public offering ...................................................      64,576,607               --
 Stock options exercised .................................................................              --          720,975
 Payment of deferred financing costs .....................................................      (1,548,072)      (2,188,698)
                                                                                            --------------   --------------
    Net cash provided by (used in) financing activities ..................................      26,767,240      107,387,653
                                                                                            --------------   --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....................................       1,008,842        3,723,602
                                                                                            --------------   --------------
CASH AND CASH EQUIVALENTS, beginning of period ...........................................         253,307        1,262,149
                                                                                            --------------   --------------
CASH AND CASH EQUIVALENTS, end of period .................................................  $    1,262,149   $    4,985,751
                                                                                            ==============   ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid ...........................................................................  $    4,884,720   $    5,978,262
                                                                                            ==============   ==============
 Income taxes paid .......................................................................  $    3,002,431   $    6,518,025
                                                                                            ==============   ==============

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


     On October 17, 1997 the Company completed the acquisition of substantially all of the assets of the business of Kratz-Wilde Machine Company, a Kentucky corporation ("Kratz-Wilde") for a purchase price, including acquisition costs and net cash acquired, of approximately $39.6 million in cash and notes and the assumption of certain liabilities of Kratz-Wilde in the approximate amount of $2.2 million. Kratz-Wilde specializes in the manufacture of machined components primarily for jet engines, and also produces some automotive and faucet components. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The operations of Kratz-Wilde since the acquisition have been included in the accompanying consolidated financial statements from the date of acquisition. As a result of the Kratz-Wilde acquisition, the Company's operating revenues increased approximately $6.5 million from the date of the acquisition through December 31, 1997. In connection with the acquisition, the Company borrowed $40.0 million of senior notes payable to financial institutions, with the remainder of the acquisition price payable to the prior owners over a two year period. See Note 5.

                    AVIATION SALES COMPANY AND SUBSIDIARIES

NOTE 2--BUSINESS COMBINATIONS--(CONTINUED)


     The Company's unaudited pro forma consolidated results of operations assuming the Kratz-Wilde acquisition had occurred on January 1, 1996 are as follows:

                                                                       YEAR ENDED DECEMBER 31,
                                                                    ------------------------------
                                                                          1996             1997
                                                                    ----------------   -----------
                                                                    (IN $ MILLIONS EXCEPT EARNINGS
                                                                              PER SHARE)
   Revenue ......................................................      $ 186.5          $ 286.6
   Income before extraordinary item .............................          8.0  (a)        19.3
   Diluted earnings per share before extraordinary item .........      $  1.03          $  2.03

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

   YEARS ENDING DECEMBER 31,
-----------------------------
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


     The Company entered into a subordinated loan agreement (the "Subordinated Debt") on December 2, 1994, whereby the Partnership borrowed $7.0 million from the partners which was payable in a single lump sum on the earlier of June 2, 2001, or six months after amounts borrowed pursuant to the credit facility have been paid in full. Upon the earlier to occur of June 2, 2001 or the repayment of the Subordinated Debt in full, the Company was required to pay to the partners an additional facility fee of $350,000, provided that, if the Subordinated Debt was prepaid in full prior to June 2, 1996, the Company would be released from its obligation to pay such facility fee. On July 2, 1996, the Company repaid the Subordinated Debt in full and the facility fee with a portion of the proceeds of the initial public offering. The Subordinated Debt bore interest at prime plus 5 percent.


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


NOTE 6--RELATED-PARTY TRANSACTIONS


     The Company leases its corporate headquarters and warehouse in Miami, Florida (the "Miami Property") and a warehouse in Pearland, Texas (the "Pearland Property") from entities controlled by certain shareholders of the Company. The lease on the Miami Property calls for annual payments in the amount of $892,990 expiring on December 2, 2014. The Company is required to make annual payments under the Pearland Property lease in the amount of $114,468. This lease expires December 2, 2000. The Company believes the terms of these leases are no less favorable than could be obtained from an unaffiliated third party. As described more thoroughly in Note 14, the Company purchased the Pearland Property on March 13, 1998 for approximately $1.8 million.


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


     On November 26, 1997, the Company settled an outstanding legal claim against a former employee and shareholder of the Company. As part of this settlement, the employee agreed to leave the Company and transfer 75,000 shares of the Company's common stock back to the Company, which shares the Company immediately retired. The fair value of the shares at the date of the settlement, approximately $2.6 million, is included in the accompanying 1997 statement of operations as a gain on litigation settlement with former employee.


     The Company has purchase commitments to various airlines whereby the Company sells aircraft inventory as agent for such airlines. Pursuant to such agreements, the Company has commitments to various airlines requiring the Company to purchase a minimum amount of inventory from such airlines if minimum sales targets are not met. Such commitments which total approximately $15,000,000 are to be fulfilled over the next four years. In the opinion of management, the Company's commitments will be realized through future sales of aircraft inventory owned by such airlines.


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

                    AVIATION SALES COMPANY AND SUBSIDIARIES

NOTE 10--EARNINGS PER SHARE--(CONTINUED)


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

                    AVIATION SALES COMPANY AND SUBSIDIARIES

NOTE 11--INCOME TAXES--(CONTINUED)


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
                                                                              =====          ====

NOTE 12--STOCK OPTION PLANS


     In connection with the organization of the Company, the Company adopted two stock option plans (the "Plans"). Pursuant to the 1996 Director Stock Option Plan (the "Director Plan"), options to acquire a maximum of the greater of 150,000 shares or 2% of the number of shares of Common Stock then outstanding may be granted to directors of the Company. Pursuant to the 1996 Stock Option Plan (the "1996 Plan"), options to acquire a maximum of the greater of 650,000 shares of Common Stock or 8% of the number of shares of Common Stock then outstanding may be granted to executive officers, employees (including employees who are directors), independent contractors and consultants of the Company. The price at which the Company's common stock may be purchased upon the exercise of options granted under the Plans will be required to be at least equal to the per share fair market value of the Common Stock on the date the particular options are granted. Options granted under the Plans may have maximum terms of not more than ten years. Generally, options granted under the Plans may

                    AVIATION SALES COMPANY AND SUBSIDIARIES

NOTE 12--STOCK OPTION PLANS--(CONTINUED)


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


                                                            YEAR ENDED DECEMBER 31,
                                                      -----------------------------------
                                                            1996               1997
                                                      ----------------   ----------------
   Pro forma net income ...........................  $14,679,681        $15,286,498
   Pro forma basic earnings per share .............  $      1.88        $      1.62
   Pro forma diluted earnings per share ...........  $      1.88        $      1.61
   Risk free interest rates .......................            6%                 7%
   Expected lives .................................      7 years            7 years
   Expected volatility ............................           40%                40%
   Weighted average grant date fair value .........  $      9.80        $     13.43

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

                    AVIATION SALES COMPANY AND SUBSIDIARIES

NOTE 14--SUBSEQUENT EVENTS



     On March 6, 1998 the Company completed the acquisition of Caribe Aviation, Inc. (Caribe) and Caribe's wholly owned subsidiary Aircraft Interior Design, Inc. ("Aircraft"). The purchase price was approximately $23.3 million, consisting of $5 million in cash, and $5 million in promissory notes payable over two years; the issuance of 182,143 shares of the Company's authorized, but unissued, common stock; and the repayment of approximately $7.6 million of indebtedness owed by Caribe and Aircraft to a financial institution. The acquisition will be accounted for using the purchase method of accounting and accordingly, the purchase price will be allocated to the assets purchased and the liabilities assumed based upon the fair market value at the date of acquisition. The estimated excess of the purchase price over the fair values of the net assets acquired is approximately $10.7 million. This amount will be recorded as goodwill and will be amortized on a straight-line basis over 20 years. The operations of Caribe and Aircraft will be included in the Company's consolidated financial statements from the date of acquisition. Caribe and Aircraft had consolidated fiscal 1997 revenues of approximately $27 million. The pre-acquisition operations of Caribe are not material to the operations of the Company.


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


     On June 18, 1998, the Company's Compensation Committee rescinded the December 31, 1997 issuance of 18,000 shares of the Company's common stock as bonuses to six officers of the Company. No consideration was provided or will be provided in the future in connection with the rescission.

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


23.1      Consent of Arthur Andersen LLP