Form 10-Q/A
period 1998-03-31
AVIATION SALES CO
filed 1998-07-06
CIK 1012159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q/A


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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


         This Form 10-Q/A amends the Company's financial statements at March 31, 1998 and for the three months ended March 31, 1997 and 1998 to reflect changes to Note 3 (Notes Payable) and the addition of a new Note 5 (Subsequent Events).

                    AVIATION SALES COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         DECEMBER 31, 1997     MARCH 31, 1998
                                                                        -------------------   ---------------
                                                                                                (UNAUDITED)
ASSETS
CURRENT ASSETS
 Cash and cash equivalents ..........................................      $  4,985,751        $  5,074,019
 Accounts receivable, net ...........................................        66,545,155          76,209,381
 Inventories ........................................................       139,313,722         179,850,077
 Prepaid expenses ...................................................         3,111,728           3,418,913
 Deferred income taxes ..............................................         2,004,148           2,454,148
                                                                           ------------        ------------
   Total current assets .............................................       215,960,504         267,006,538
                                                                           ------------        ------------
SPARE PARTS ON LEASE, net ...........................................        22,758,149          16,823,403
FIXED ASSETS
 Property and equipment .............................................        25,502,943          33,274,233
 Less--Accumulated depreciation .....................................        (5,008,668)         (5,809,024)
                                                                           ------------        ------------
   Total fixed assets ...............................................        20,494,275          27,465,209
AMOUNTS DUE FROM RELATED PARTIES ....................................         2,891,343           2,354,153
                                                                           ------------        ------------
OTHER ASSETS
 Goodwill ...........................................................        17,712,145          27,051,995
 Deposits and other .................................................         1,009,369           1,414,261
 Deferred income taxes ..............................................         1,485,380           1,243,580
 Deferred financing costs, net ......................................         2,675,684           6,180,248
                                                                           ------------        ------------
   Total other assets ...............................................        22,882,578          35,890,084
                                                                           ------------        ------------
   Total assets .....................................................      $284,986,849        $349,539,387
                                                                           ============        ============
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable ...................................................      $ 18,136,462        $ 21,209,327
 Accrued expenses ...................................................        16,362,777          15,774,618
 Notes payable, current maturities
  Senior ............................................................        12,258,391             555,396
  Revolver ..........................................................        86,413,959          25,238,424
  Other .............................................................                --           3,500,000
                                                                           ------------        ------------
   Total current liabilities ........................................       133,171,589          66,277,765
                                                                           ------------        ------------
LONG-TERM LIABILITIES
 Deferred income ....................................................           962,063           1,240,147
 Notes Payable--
  Senior ............................................................        50,412,550           6,340,795
  Other .............................................................         2,200,000           3,700,000
 Bonds payable, net .................................................                --         164,014,228
                                                                           ------------        ------------
   Total long-term liabilities ......................................        53,574,613         175,295,170
                                                                           ------------        ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
 Preferred stock, $.01 par value, 1,000,000 shares authorized,
  none outstanding ..................................................                --                 ---
 Common stock, $.001 par value, 30,000,000 shares authorized,
  9,399,932 and 9,593,560 shares outstanding at December 31, 1997 and
  March 31, 1998, respectively ......................................             9,400               9,594
 Additional paid-in capital .........................................        70,660,457          76,635,371
 Retained earnings ..................................................        27,570,790          31,321,487
                                                                           ------------        ------------
   Total stockholders' equity .......................................        98,240,647         107,966,452
                                                                           ------------        ------------
   Total liabilities and stockholders' equity .......................      $284,986,849        $349,539,387
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

                    AVIATION SALES COMPANY AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                                  FOR THE THREE MONTHS
                                                                                     ENDED MARCH 31,
                                                                           -----------------------------------
                                                                                 1997               1998
                                                                           ----------------   ----------------
OPERATING REVENUES
 Sales of aircraft parts, net ..........................................     $ 52,476,263       $ 80,329,623
 Rentals from leases and other .........................................        2,376,639          2,126,480
                                                                             ------------       ------------
                                                                               54,852,902         82,456,103
COST OF SALES ..........................................................       39,749,192         57,860,554
                                                                             ------------       ------------
                                                                               15,103,710         24,595,549
                                                                             ------------       ------------
OPERATING EXPENSES
 Operating .............................................................        3,405,776          3,305,454
 Selling ...............................................................        1,941,325          2,734,140
 General and administrative ............................................        2,995,444          6,752,868
 Depreciation and amortization .........................................          673,936          1,111,319
                                                                             ------------       ------------
                                                                                9,016,481         13,903,781
                                                                             ------------       ------------
INCOME FROM OPERATIONS .................................................        6,087,229         10,691,768
OTHER EXPENSES
 Interest expense and amortization of deferred financing costs .........        1,072,221          3,630,049
                                                                             ------------       ------------
INCOME BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM ...............................................        5,015,008          7,061,719
INCOME TAX EXPENSE .....................................................        1,966,830          2,712,351
                                                                             ------------       ------------
INCOME BEFORE EXTRAORDINARY ITEM .......................................        3,048,178          4,349,368
EXTRAORDINARY ITEM, NET OF
  INCOME TAXES (Note 3) ................................................               --            598,671
                                                                             ------------       ------------
NET INCOME .............................................................     $  3,048,178       $  3,750,697
                                                                             ============       ============
BASIC EARNINGS PER SHARE:
 Income before extraordinary item ......................................     $       0.32       $       0.46
 Extraordinary item, net of income taxes ...............................               --               0.06
                                                                             ------------       ------------
 Net income ............................................................     $       0.32       $       0.40
                                                                             ============       ============
DILUTED EARNINGS PER SHARE:
 Income before extraordinary item ......................................     $       0.32       $       0.45
 Extraordinary item, net of income taxes ...............................               --               0.06
                                                                             ------------       ------------
 Net income ............................................................     $       0.32       $       0.39
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

                    AVIATION SALES COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                               FOR THE THREE MONTHS
                                                                                  ENDED MARCH 31,
                                                                         ---------------------------------
                                                                              1997              1998
                                                                         --------------   ----------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ........................................................    $  3,048,178     $   3,750,697
   Adjustments to reconcile net income to net cash
    used in operating activities
    Depreciation and amortization ....................................         882,583         1,695,019
    Extraordinary item, net of income taxes ..........................              --           598,671
    Gain on sale of spare parts on lease, net of proceeds ............       2,158,162                --
    Provision for doubtful accounts ..................................         285,000           390,000
    Increase in accounts receivable ..................................      (6,937,167)       (5,914,090)
    Increase in inventory ............................................      (8,426,633)      (31,412,002)
    (Increase) decrease in prepaid expenses ..........................       1,675,621          (307,185)
    Increase in deferred income taxes ................................        (155,595)         (208,200)
    Increase in deposits and other ...................................        (466,415)         (298,941)
    Increase in accounts payable .....................................      (5,949,618)         (278,772)
    Increase (decrease) in accrued expenses ..........................       4,272,355          (205,402)
    Increase in deferred revenue .....................................              --           278,084
                                                                          ------------     -------------
      Net cash (used in) operating activities ........................      (9,613,529)      (31,912,121)
                                                                          ------------     -------------
  CASH FLOW FROM INVESTING ACTIVITIES
   Cash used in acquisitions .........................................        (341,595)      (12,564,442)
   Purchases of equipment ............................................        (712,735)       (4,104,948)
   Transfer of spare parts on lease to inventory .....................              --         7,506,528
   Purchase of spare parts on lease ..................................      (1,098,226)       (2,020,618)
   Payments from related parties .....................................          79,335           537,190
                                                                          ------------     -------------
      Net cash used in investing activities ..........................      (2,073,221)      (10,646,290)
                                                                          ------------     -------------
  CASH FLOW FROM FINANCING ACTIVITIES
   Net borrowings (payments) under senior revolving facility .........      13,321,711       (61,175,535)
   (Payments) under term and acquisition loan facilities .............      (1,857,143)      (55,642,857)
   Payment on equipment loan .........................................              --          (131,893)
   Proceeds from issuance of senior subordinated notes ...............              --       164,001,750
   Stock options exercised ...........................................              --           256,387
   Payment of deferred financing costs ...............................         (80,244)       (4,661,173)
                                                                          ------------     -------------
      Net cash provided by financing activities ......................      11,384,324        42,646,679
                                                                          ------------     -------------
  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...............        (302,426)           88,268
                                                                          ------------     -------------
  CASH AND CASH EQUIVALENTS, beginning of period .....................       1,262,149         4,985,751
                                                                          ------------     -------------
  CASH AND CASH EQUIVALENTS, end of period ...........................    $    959,723     $   5,074,019
                                                                          ============     =============
   Interest paid .....................................................    $    822,033     $   2,560,308
                                                                          ============     =============
   Income taxes paid .................................................    $    425,230     $   4,798,530
                                                                          ============     =============

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


     In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of Aviation Sales Company ("AVS") and subsidiaries (the "Company") contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31,1998 and the results of its operations and cash flows for the three month periods ended March 31, 1998 and 1997. The results of operations and cash flows for the three month period ended March 31, 1998 are not necessarily indicative of the results of operations or cash flows which may be reported for the year ending December 31, 1998.


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


     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), was issued by the Financial Accounting Standards

                    AVIATION SALES COMPANY AND SUBSIDIARIES

                                 MARCH 31, 1998
                                  (UNAUDITED)


1. BASIS OF PRESENTATION:--(CONTINUED)


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


     On March 6, 1998 the Company completed the acquisition of Caribe Aviation, Inc. ("Caribe") and Caribe's wholly-owned subsidiary Aircraft Interior Design, Inc. ("AIDI"). The purchase price paid by the Company to acquire Caribe and AIDI was approximately $23.3 million, consisting of: (i) $5.0 million in cash,
(ii) $5.0 million in promissory notes payable over two years, (iii) the issuance of 182,143 shares of the Company's authorized, but unissued, common stock, and (iv) the repayment of approximately $7.6 million of indebtedness owed by Caribe and AIDI to a financial institution. The acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair market value at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired is approximately $9.6 million. This amount has been recorded as goodwill and will be amortized on a straight-line basis over 20 years. The operations of Caribe and AIDI have been included in the accompanying condensed consolidated financial statements from the date of acquisition. Caribe and AIDI contributed approximately $2.2 million to the Company's first quarter 1998 operating revenues. Caribe and AIDI had consolidated revenues of approximately $27 million for the fiscal year ended December 31, 1997. The pre-acquisition operations of Caribe and AIDI were not material to the operations of the Company.


     On December 31, 1997, the Company acquired Apex Manufacturing, Inc. ("Apex") for consideration of 238,572 shares of the Company's common stock. The acquisition was accounted for using the pooling of interests method of accounting and, accordingly, the accompanying condensed consolidated financial statements have been restated to include the accounts of Apex.

                    AVIATION SALES COMPANY AND SUBSIDIARIES

                                 MARCH 31, 1998
                                  (UNAUDITED)


2. ACQUISITIONS:--(CONTINUED)


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


     The Company's unaudited pro forma consolidated results of operations assuming the Kratz-Wilde acquisition had occurred on January 1, 1997 are as follows:



                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                                1997
                                                                       ----------------------
                                                                        (IN THOUSANDS, EXCEPT
                                                                         EARNINGS PER SHARE)
   Revenue .........................................................         $  65,142
   Income before extraordinary item(a) .............................             4,112
   Diluted earnings per share before extraordinary item(a) .........         $     .43

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

                    AVIATION SALES COMPANY AND SUBSIDIARIES

                                 MARCH 31, 1998
                                  (UNAUDITED)


2. ACQUISITIONS:--(CONTINUED)


     The preliminary purchase price allocations for business combinations accounted for under the purchase method of accounting (including historical accounts of immaterial acquisitions accounted for under the pooling of interests method of accounting) were as follows:

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                        ---------------------------------
                                              1997              1998
                                        ---------------   ---------------
   Accounts receivable ..............    $  1,820,751      $  4,140,136
   Inventories ......................       1,922,774         9,124,353
   Prepaid expenses .................          10,168                --
   Deposits and other ...............           4,576           115,951
   Fixed assets .....................       4,089,883         3,666,777
   Goodwill .........................              --         9,587,583
   Accounts payable .................      (1,063,497)       (3,351,637)
   Accrued expenses .................        (824,437)               --
   Deferred income taxes ............        (557,270)               --
   Notes payable ....................      (3,445,825)       (5,000,000)
   Common stock issued ..............      (1,615,528)       (5,718,721)
                                         ------------      ------------
   Cash used in acquisition .........    $    341,595      $ 12,564,442
                                         ============      ============

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

                    AVIATION SALES COMPANY AND SUBSIDIARIES

                                 MARCH 31, 1998
                                  (UNAUDITED)


3. NOTES PAYABLE:--(CONTINUED)


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


     AVS is a holding company with no assets or operations other than its investments in its subsidiaries. The Notes are unconditionally guaranteed, on a senior subordinated basis, by substantially all of AVS's existing subsidiaries and each subsidiary that will be organized in the future by AVS, unless such subsidiary is designated as an unrestricted subsidiary (the "Subsidiary Guarantors"). Subsidiary Guarantees are joint and several, general unsecured obligations of the Subsidiary Guarantors. The Subsidiary Guarantors are all wholly-owned subsidiaries of AVS. At present, the Subsidiary Guarantors comprise all of the direct and indirect subsidiaries of AVS, other than one inconsequential subsidiary. Subsidiary Guarantees are subordinated in right of payment to all existing and future Senior Debt of Subsidiary Guarantors, including the Credit Facility, and are also effectively subordinated to all secured obligations of Subsidiary Guarantors to the extent of the assets securing such obligations, including the Credit Facility. Furthermore, the Indenture permits Subsidiary Guarantors to incur additional indebtedness, including Senior Debt, subject to certain limitations. The Company has not presented separate financial statements and other disclosures concerning each of the Subsidiary Guarantors because management has determined that such information is not material to investors.


     The Notes are redeemable, at the option of AVS, in whole or in part, at any time after February 15, 2003, at the following redemption prices, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date: (i) 2003--104.063%; (ii) 2004--102.708%; (iii) 2005--101.354%; and (iv)
2006 and thereafter--100%. In addition, on or prior to February 15, 2001, AVS may redeem up to 35% of the aggregate principal amount of the Notes at a redemption price of 108.125% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the redemption date with the net proceeds of a public offering of common stock of AVS; provided, that at least 65% of the aggregate principal amount of the Notes originally issued remains outstanding immediately after the occurrence of such redemption.

                    AVIATION SALES COMPANY AND SUBSIDIARIES

                                 MARCH 31, 1998
                                  (UNAUDITED)


3. NOTES PAYABLE:--(CONTINUED)


     Upon the occurrence of a change of control, AVS will be required to make an offer to repurchase all or any part of holder's Notes at a repurchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the repurchase date. There can be no assurance that AVS will have the financial resources necessary to purchase the Notes upon a change of control or that such repurchase will be permitted under the Credit Facility.


     The Indenture contains certain covenants that, among other things, will limit the ability of AVS and its subsidiaries to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, make investments, dispose of assets, issue capital stock of subsidiaries, create certain liens securing indebtedness, enter into certain transactions with affiliates, sell assets or enter into certain mergers and consolidations or sell all or substantially all of their assets.


     Pursuant to a registration rights agreement, AVS has agreed to (a) file a registration statement on or prior to April 3, 1998 with respect to an offer to exchange the Notes for a new issue of debt securities of AVS registered under the Securities Act of 1933, as amended, with terms substantially identical to those of the Notes (the "Exchange Offer") which registration statement was filed on March 26, 1998 and (b) use their best efforts to cause the registration statement to be declared effective by the Securities and Exchange Commission on or prior to June 17, 1998. AVS has also agreed to file a shelf registration statement relating to the resale of the Notes under certain circumstances. If AVS fails to satisfy these registration obligations, it will be required to pay liquidated damages to holders of Notes under certain circumstances.


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

                    AVIATION SALES COMPANY AND SUBSIDIARIES

                                 MARCH 31, 1998
                                  (UNAUDITED)


3. NOTES PAYABLE:--(CONTINUED)


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


4. EARNINGS PER SHARE:


     The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows:

                                                                                 FOR THE
                                                                            THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                        --------------------------
                                                                            1997          1998
                                                                        -----------   ------------
   Weighted average shares outstanding used in calculating basic
    earnings per share ..............................................    9,422,042     9,448,944
   Effect of dilutive options .......................................       41,925       143,876
                                                                         ---------     ---------
   Weighted average common and common equivalent shares used in
    calculating diluted earnings per share ..........................    9,463,967     9,592,820
                                                                         =========     =========
   Options and warrants outstanding which are not included in the calculation of diluted earnings per share because their impact is
    antidilutive ....................................................      166,400        19,500
                                                                         =========     =========

     For business combinations accounted for as a pooling of interests, earnings per share computations are based on the aggregate of the weighted-average outstanding shares of the surviving business for all periods presented.


5. SUBSEQUENT EVENT:


     On June 18, 1998, the Company's Compensation Committee rescinded the December 31, 1997 issuance of 18,000 shares of the Company's common stock as bonuses to six officers of the Company. No consideration was provided or will be provided in the future in connection with the rescission.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS OR MAY CONTAIN FORWARD-LOOKING STATEMENTS, SUCH AS STATEMENTS REGARDING THE COMPANY'S GROWTH STRATEGY AND ANTICIPATED TRENDS IN THE INDUSTRIES AND ECONOMIES IN WHICH THE COMPANY OPERATES. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON THE COMPANY'S CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATING TO THE COMPANY'S OPERATIONS AND RESULTS OF OPERATIONS, COMPETITIVE FACTORS, SHIFTS IN MARKET DEMAND, AND OTHER RISKS AND UNCERTAINTIES, INCLUDING IN ADDITION TO THOSE DESCRIBED BELOW THOSE DISCLOSED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997, AS AMENDED, UNCERTAINTIES WITH RESPECT TO CHANGES OR DEVELOPMENTS IN SOCIAL, BUSINESS, ECONOMIC, INDUSTRY, MARKET, LEGAL AND REGULATORY CIRCUMSTANCES AND CONDITIONS AND ACTIONS TAKEN OR OMITTED TO BE TAKEN BY THIRD PARTIES, INCLUDING THE COMPANY'S CONTRACTORS, CUSTOMERS, SUPPLIERS, COMPETITORS, STOCKHOLDERS, LEGISLATIVE, REGULATORY AND JUDICIAL AND OTHER GOVERNMENTAL AUTHORITIES. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM RESULTS EXPRESSED OR IMPLIED IN ANY FORWARD-LOOKING STATEMENTS MADE BY THE COMPANY IN THIS QUARTERLY REPORT ON FORM 10-Q. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR CIRCUMSTANCES.


OVERVIEW

      The following discussion and analysis should be read in conjunction with the information set forth under Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 14 through 21 of the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1997. This discussion contains forward looking information which involves risks and uncertainties and is based upon information currently available to the Company. Actual results could differ from those described herein and future results may be subject to numerous factors, many of which are beyond the control of the Company.

RECENT DEVELOPMENTS

      On March 26, 1998, AVS entered into an aircraft purchase agreement with Philippines Airlines, Inc. ("PAI") to purchase five-Airbus A-300 aircraft. At the time the purchase agreement was entered into, AVS made a deposit of $900,000 per aircraft to PAI. AVS intended to refurbish these aircraft as cargo aircraft for future lease or sale. In April 1998, PAI delivered one aircraft under the purchase agreement, at which time AVS held back pursuant to the terms of the purchase agreement $1.0 million of the purchase price on that aircraft due to certain record keeping issues regarding that aircraft. PAI has advised AVS that due to its current financial condition, it does not intend to perform its remaining obligations under the purchase agreement. AVS is ready, willing and able to perform its obligations under the purchase agreement and in furtherance thereof, on June 17, 1998, AVS brought a lawsuit in the Southern District of New York to compel PAI to specifically perform its obligations under the purchase agreement. While there can be no assurance, AVS does not believe that the ultimate resolution of this matter will have a material adverse effect on AVS's financial condition or results of operations.


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

      The Company's total operating expenses increased 54.2% to $13.9 million in the first quarter of 1998, compared with $9.0 million in the first quarter of 1997, due to higher sales levels resulting in higher selling and operating expenses. Total operating expenses as a percentage of operating revenues increased to 16.9% in the first quarter of 1998 from 16.4% in the corresponding period of 1997 due, in large measure, to the approximately $.53 million in legal and professional fees incurred during the period in connection with the Company's contemplated acquisition of Whitehall. Without these expenses, total operating expenses as a percentage of operating revenues for the first quarter of 1998 would have been 16.2%.


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

      The Company and its subsidiaries have entered into the Credit Facility with certain financial institutions. At present, the Credit Facility consists of a $91.2 million revolving loan and letter of credit facility, subject to an availability calculation based on the eligible borrowing base (the "Revolving Credit Facility"). The eligible borrowing base includes certain receivables and inventories of the Company. The letter of credit portion of the Revolving Credit Facility is subject to a $15.0 million sublimit, with the imposition of certain borrowing criteria based on the satisfaction of certain debt ratios. The interest rate on the Credit Facility is, at the option of the Company, (a) prime plus a margin, or (b) LIBOR plus a margin, where the margin determination is made based upon The Company's financial performance over a 12 month period (ranging from 0.0% to 1.25% in the event prime is utilized, or 1.50% to 2.75% in the event LIBOR is utilized). At March 31, 1998, the margin was .25% for prime rate loans and 1.75% for LIBOR rate loans.

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

      Pursuant to a registration rights agreement, the Company has agreed to (a) file a registration statement on or prior to April 3, 1998 with respect to an offer to exchange the Notes for a new issue of debt securities of the Company registered under the Securities Act of 1933, as amended, with terms substantially identical to those of the Notes (the "Exchange Offer"); and (b) use their best efforts to cause the registration statement to be declared effective by the Securities and Exchange Commission on or prior to June 17, 1998. The Company has also agreed to file a shelf registration statement relating to the resale of the Notes under certain circumstances. If the Company fails to satisfy these registration obligations, it will be required to pay liquidated damages to holders of Notes under certain circumstances.

      As a result of the proposed Merger with Whitehall, the Company will incur certain charges relating primarily to the costs associated with the completion of the Merger. These costs will be expensed as incurred in quarters prior to the completion of the Merger, with the balance incurred in the fiscal quarter in which the Merger closes. The Company also believes that the combination of the Company and Whitehall will allow the combined entity to receive the benefit of certain synergies. These synergies in the first year of combined operations are expected to relate primarily to sales of aircraft spare parts and to the supply by the Company's other repair stations of repaired and overhauled seats, flight surfaces and components to Whitehall for use in providing repair services to its customers, and to savings available to the Company from the elimination of Whitehall's corporate staff.

      The Company and each of the subsidiary guarantors are co-registrants of the Company's Registration Statement on Form S-4 (file no. 333-48669). As a result, the Company and each of the subsidiary guarantors are subject to the informational requirements of the Securities Exchange Act of 1934 (the "Exchange Act"). The Company is a holding company with no assets or operations other than its investments in its subsidiaries. The Notes are unconditionally guaranteed, on a senior subordinated basis, by substantially all of the Company's existing subsidiaries. Each subsidiary that will be organized in the future by the Company, unless such subsidiary is designated as an unrestricted subsidiary, will jointly, severally, fully and unconditionally guarantee the Notes on a senior subordinated basis. Subsidiary guarantees are joint and several, full and unconditional and general unsecured obligations of the subsidiary guarantors. The subsidiary guarantors are all wholly-owned subsidiaries of the Company. At present, the subsidiary guarantors comprise all of the direct and indirect subsidiaries of the Company, other than one inconsequential subsidiary. Subsidiary guarantees are subordinated in right of payment to all existing and future Senior Debt of the subsidiary guarantors, including the Credit Facility, and are also effectively subordinated to all secured obligations of subsidiary guarantors to the extent of the assets securing such obligations, including the Credit Facility. Furthermore, the Indenture permits subsidiary guarantors to incur additional indebtedness, including Senior Debt, subject to certain limitations. The Company has not presented separate financial statements and other disclosures concerning each of the subsidiary guarantors because management has determined that such information is not material to investors.

      So long as the factors set forth in the paragraph immediately above remain true and correct, under applicable SEC rules and regulations, the Company believes that the subsidiary guarantors will not need to individually comply with the reporting requirements of the Exchange Act, nor will the Company have to include separate financial statements and other disclosures concerning each of the subsidiary guarantors in its Exchange Act reports. In that regard, the Company has requested a no-action letter from the SEC concurring with the Company's position on this issue. While there can be no assurance, the Company expects to receive a favorable response to its no-action letter request.

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


      During the three month period ended March 31, 1998, the Company incurred capital expenditures of approximately $4.1 million, primarily to make enhancements to the Company's management information systems, telecommunication systems and other capital equipment and improvements. The Company's current management information system is not Year 2000 compliant. The Company is currently implementing a new management information system, which among other things, management believes will allow the Company to continue to maintain its competitive advantage resulting from the availability of information regarding its market and will mitigate any Year 2000 issues currently inherent in the Company's existing systems. The cost of the new MIS system is expected to be approximately $8.0 million, which will be incurred over approximately a two year period. Financing for the new system will be provided from operations and from borrowings under the Credit Facility.


      Additionally, AVS is actively considering the prospect of consolidating several of its facilities into a single warehouse facility. The anticipated cost of such facility is expected to be approximately $30.0 million, which will be funded either through an operating lease with the developer of the facility or from future borrowings obtained for the purpose of developing the facility. No definitive agreements to finance the development of the new facility have been entered into to date.

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

      27        Financial Data Schedule*

REPORTS ON FORM 8-K

           (i) Company's Current Report on Form 8-K filed January 13, 1998.

          (ii) Company's Current Report on Form 8-K filed March 5, 1998.

         (iii) Company's Current Report on Form 8-K filed March 18, 1998.


----------
* Previously filed
                                       20

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                    AVIATION SALES COMPANY                          DATE
                                                                    ----



                    By: /S/       JOSEPH E. CIVILETTO              July 2, 1998
                        --------------------------------------
                        Joseph E. Civiletto, Vice President
                        and Chief Financial Officer (Authorized
                        Officer and Principal Financial Officer)