Form 10-Q
period 1998-06-30
AVIATION SALES CO
filed 1998-07-30
CIK 1012159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                      OR

[   ]             TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

                  For the transition period from ______________ to _____________

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

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,580,274 shares of common stock, $.001 par value per share, were outstanding as of July 28, 1998.

                     AVIATION SALES COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            December 31,              June 30, 1998
                                                                               1997                    (Unaudited)
                                                                          ----------------          ---------------
       ASSETS

CURRENT ASSETS:
    Cash and cash equivalents........................................          $4,985,751               $2,201,934
    Accounts receivable, net.........................................          66,545,155               71,432,945
    Inventories......................................................         139,313,722              188,513,310
    Prepaid expenses.................................................           3,111,728                1,287,637
    Deferred income taxes............................................           2,004,148                2,400,000
                                                                             ------------             ------------
              Total current assets...................................         215,960,504              265,835,826
                                                                             ------------             ------------

EQUIPMENT ON LEASE, net..............................................          22,758,149               29,151,454
                                                                             ------------             ------------
FIXED ASSETS:
    Property and equipment...........................................          25,502,943               37,038,476
    Less - Accumulated depreciation..................................          (5,008,668)              (6,896,574)
                                                                             ------------             ------------
              Total fixed assets.....................................          20,494,275               30,141,902
                                                                             ------------             ------------

AMOUNTS DUE FROM RELATED PARTIES.....................................           2,891,343                2,393,407
                                                                             ------------             ------------
OTHER ASSETS:
    Goodwill, net....................................................          17,712,145               26,694,858
    Deposits and other...............................................           1,009,369                7,132,221
    Deferred income taxes............................................           1,485,380                1,084,428
    Deferred financing costs, net....................................           2,675,684                6,394,470
                                                                             ------------             ------------
              Total other assets.....................................          22,882,578               41,305,977
                                                                             ------------             ------------
              Total assets...........................................        $284,986,849             $368,828,566
                                                                             ============             ============

                                                     (Continued)
                                      -2-

                     AVIATION SALES COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                                         December 31,              June 30, 1998
                                                                             1997
                                                                         ------------              --------------
                                                                                                    (Unaudited)

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable.................................................       $18,136,462                $18,273,178
    Accrued expenses.................................................        16,362,777                 15,547,866
    Notes payable, current maturities
        Senior.......................................................        12,258,391                  1,028,425
        Revolver.....................................................        86,413,959                 36,264,181
        Other........................................................                 -                  3,500,000
                                                                           ------------               ------------
              Total current liabilities..............................       133,171,589                 74,613,650
                                                                           ------------               ------------

LONG-TERM LIABILITIES:
    Deferred income..................................................           962,063                  1,763,140
    Notes Payable -
        Senior.......................................................        50,412,550                 11,816,992
        Other........................................................         2,200,000                  3,700,000
    Bonds payable, net...............................................                 -                164,039,290
                                                                           ------------               ------------
              Total long-term liabilities............................        53,574,613                181,319,422
                                                                           ------------               ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 1,000,000 shares                                 -                          -
        authorized, none outstanding.................................
    Common stock, $.001 par value, 30,000,000 shares                              9,400                      9,580
        authorized, 9,399,932 and 9,579,805 shares
        outstanding at December 31, 1997 and June 30,
        1998, respectively...........................................
    Additional paid-in capital.......................................        70,660,457                 76,725,833
    Retained earnings................................................        27,570,790                 36,160,081
                                                                           ------------               ------------
              Total stockholders' equity.............................        98,240,647                112,895,494
                                                                           ------------               ------------
              Total liabilities and stockholders' equity............       $284,986,849               $368,828,566
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




                                              AVIATION SALES COMPANY AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                            (Unaudited)

                                                                     FOR THE THREE                           FOR THE SIX
                                                                         MONTHS                                 MONTHS
                                                                     ENDED JUNE 30,                         ENDED JUNE 30,

                                                            ---------------------------------      ---------------------------------
                                                              1997                1998                1997               1998
                                                            -----------        -----------          ------------       ------------
OPERATING REVENUES

    Sales of aircraft parts, net......................      $54,274,606        $88,579,605          $106,750,869       $168,909,228
    Rentals from leases and other.....................        3,843,667          2,538,596             6,220,306          4,665,076
                                                            -----------        -----------          ------------       ------------
                                                             58,118,273         91,118,201           112,971,175        173,574,304

COST OF SALES .......................................        40,050,573         64,309,857            79,799,765        122,170,411
                                                            -----------        -----------          ------------       ------------
                                                             18,067,700         26,808,344            33,171,410         51,403,893
                                                            -----------        -----------          ------------       ------------
OPERATING EXPENSES
    Operating ........................................        2,949,927          3,351,694             5,689,557          6,657,148
    Selling ..........................................        2,461,739          2,894,592             4,448,811          5,719,524
    General and administrative........................        3,473,800          6,800,088             7,089,643         13,462,164
    Depreciation and amortization.....................          707,713          1,305,900             1,381,649          2,417,219
                                                            -----------        -----------          ------------       ------------
                                                              9,593,179         14,352,274            18,609,660         28,256,055
                                                            -----------        -----------          ------------       ------------
INCOME FROM OPERATIONS ...............................        8,474,521         12,456,070            14,561,750         23,147,838

INTEREST EXPENSE AND AMORTIZATION
    OF DEFERRED FINANCING COSTS.......................        1,493,602          4,510,141             2,565,823          8,140,190
                                                            -----------        -----------          ------------       ------------

INCOME BEFORE INCOME TAXES
    AND EXTRAORDINARY ITEM............................        6,980,919          7,945,929            11,995,927         15,007,648

INCOME TAX EXPENSE ...................................        2,730,335          3,107,335             4,697,165          5,819,686
                                                            -----------        -----------          ------------       ------------

INCOME BEFORE EXTRAORDINARY ITEM .....................        4,250,584          4,838,594             7,298,762          9,187,962

EXTRAORDINARY ITEM, NET OF
    INCOME TAXES (Note 3).............................                -                  -                     -            598,671
                                                            -----------        -----------          ------------       ------------
NET INCOME............................................       $4,250,584         $4,838,594            $7,298,762         $8,589,291
                                                            ===========        ===========          ============       ============
BASIC EARNINGS PER SHARE:
    Income before extraordinary item .................            $0.45              $0.50                 $0.77              $0.96
    Extraordinary item, net of income taxes ..........                -                  -                     -               0.06
                                                            -----------        -----------          ------------       ------------
    Net income                                                    $0.45              $0.50                 $0.77              $0.90
                                                            ===========        ===========          ============       ============
DILUTED EARNINGS PER SHARE:
    Income before extraordinary item .................            $0.45              $0.50                 $0.77              $0.95
    Extraordinary item, net of income taxes...........                -                  -                     -               0.06
                                                            -----------        -----------          ------------       ------------
    Net income........................................            $0.45              $0.50                 $0.77              $0.89
                                                            ===========        ===========          ============       ============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AVIATION SALES COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       FOR THE SIX MONTHS
                                                                                         ENDED JUNE 30,
                                                                                     ---------------------
                                                                                     1997             1998
                                                                                   -------           ------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income ...............................................................     $  7,298,762     $  8,589,291
    Adjustments to reconcile net income to net cash
        used in operating activities
             Depreciation and amortization ...................................        1,805,237        3,780,463
             Extraordinary item, net of income taxes .........................                -          598,671
             Gain on sale of equipment on lease, net of proceeds..............        2,577,078                -
             Provision for doubtful accounts..................................          570,000          405,000
             Increase in accounts receivable .................................      (15,329,490)      (1,152,654)
             Increase in inventory ...........................................      (16,618,488)     (32,520,065)
             Decrease in prepaid expenses ....................................        3,070,585        1,824,091
             (Increase) decrease in deferred income taxes.....................         (687,132)           5,100
             (Increase) decrease in deposits and other .......................          169,251       (6,026,901)
             Increase (decrease) in accounts payable .........................        4,555,510       (3,214,921)
             Increase (decrease) in accrued expenses .........................        1,261,879         (432,154)
             Increase in deferred revenue ....................................          837,980          801,077
                                                                                   -----------      -----------
                  Net cash used in operating activities ......................      (10,488,828)     (27,343,002)
                                                                                   -----------      -----------

CASH FLOW FROM INVESTING ACTIVITIES
    Cash used in acquisitions.................................................         (341,595)     (12,564,442)
    Purchases of equipment....................................................       (1,987,478)      (7,868,756)
    Purchase of equipment on lease............................................       (8,023,981)     (14,798,553)
    Payments from related parties ............................................           41,628          497,936
                                                                                   -----------      -----------
                  Net cash used in investing activities ......................      (10,311,426)     (34,733,815)
                                                                                   -----------      -----------

CASH FLOW FROM FINANCING ACTIVITIES
    Net borrowings (payments) under senior revolving facility ................       26,333,249     (50,149,778)
    Payments under term and acquisition loan facilities.......................       (3,525,195)     (55,642,857)
    Payment on equipment loans ..............................................                 -         (266,511)
    Proceeds from issuance of senior subordinated notes ......................                -      164,001,750
    Proceeds from equipment loan .............................................                -        6,083,844
    Stock options exercised ..................................................                -          346,835
    Payments of deferred financing costs......................................          (80,244)      (5,080,283)
                                                                                   -----------      -----------
                  Net cash provided by financing activities...................       22,727,810       59,293,000
                                                                                   -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........................        1,927,556       (2,783,817)
                                                                                   -----------      -----------
CASH AND CASH EQUIVALENTS, beginning of period  ..............................        1,262,149        4,985,751
                                                                                   -----------      -----------
CASH AND CASH EQUIVALENTS, end of period .....................................     $  3,189,705     $  2,201,934
                                                                                   ============     ============
    Interest paid ............................................................     $  1,992,189     $  3,348,432
                                                                                   ============     ============
    Income taxes paid ........................................................     $  3,888,080     $  8,065,430
                                                                                   ============     ============
SUPPLEMENTAL SCHEDULE OF NON-CASH ITEMS:
    Transfer of equipment on lease to inventory...............................     $          -     $  7,555,170
                                                                                   ============     ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AVIATION SALES COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION:

Interim Condensed Consolidated Financial Statements

      The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with Aviation Sales Company's (the "Company") December 31, 1997 financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1997
(File No. 1-11775).

      In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30,1998 and the results of its operations and cash flows for the three and six month periods ended June 30, 1998 and 1997. The results of operations and cash flows for the six month period ended June 30, 1998 are not necessarily indicative of the results of operations or cash flows which may be reported for the year ending December 31, 1998.

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

Recently Issued Accounting Standards

      The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), during the quarter ended March 31, 1998. This statement specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. Earnings per share have been restated to comply with SFAS 128 for all periods presented.

      The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), during the quarter ended March 31, 1998. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. The objective of SFAS 130 is to report a measure (comprehensive income) of all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners. The adoption of SFAS 130 did not have a material impact on the Company's consolidated financial statements, as comprehensive income was equal to net income for all periods presented.

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

      Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), is effective for fiscal years ending after June 15, 1999. This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or a liability at its fair value. Upon adoption, the Company will quantify the impact of adopting SFAS 133 on its consolidated financial statements. SFAS 133 could increase volatility in earnings and other comprehensive income.

2.   ACQUISITIONS:

         On March 26, 1998, the Company entered into a definitive agreement with Whitehall Corporation ("Whitehall"), pursuant to which the two companies agreed to merge. Under the terms of the agreement, at the effective date of the merger, the shareholders of Whitehall will receive 0.5143 shares of the Company's common stock for each share of Whitehall stock outstanding on such date. Based on the 5,530,000 shares of Whitehall common stock issued and outstanding on June 26, 1998, the Company will issue approximately 2,844,079 shares of the Company's common stock, subject to adjustment, to Whitehall's stockholders, which excludes 257,150 shares of the Company's common stock to be issued upon the exercise of 500,000 options to purchase shares of Whitehall common stock which were outstanding on June 26, 1998. Based upon the closing price of the Company's common stock on July 28, 1998, the value of the transaction is approximately $121 million, which includes the assumption of approximately $11.9 million of Whitehall's outstanding indebtedness. The transaction, which will be accounted for as a pooling of interests, is expected to close during the third quarter of 1998. Whitehall had revenues of approximately $65.8 million for the fiscal year ended December 31, 1997. During the six months ended June 30, 1998, the Company incurred merger expenses of approximately $1.3 million relating to the Whitehall transaction, which are included in general and administrative expenses in the accompanying condensed consolidated statement of income for such period.

         On March 6, 1998 the Company completed the acquisition of Caribe Aviation, Inc. ("Caribe") and Caribe's wholly-owned subsidiary Aircraft Interior Design, Inc. ("AIDI"). The purchase price paid by the Company to acquire Caribe and AIDI was approximately $23.3 million, consisting of: (i) $5.0 million in cash, (ii) $5.0 million in promissory notes payable over two years, (iii) the issuance of 182,143 shares of the Company's authorized, but unissued, common stock, and (iv) the repayment of approximately $7.6 million of indebtedness owed by Caribe and AIDI to a financial institution. The acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair market value at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired is approximately $9.6 million. This amount has been recorded as goodwill and will be amortized on a straight-line basis over 20 years. The operations of Caribe and AIDI have been included in the accompanying condensed consolidated financial statements from the date of acquisition. Caribe and AIDI contributed approximately $10.5 million to the Company's 1998 operating revenues. Caribe and AIDI had consolidated revenues of approximately $27 million for the fiscal year ended December 31, 1997. The pre-acquisition operations of Caribe and AIDI were not material to the operations of the Company.

      On December 31, 1997, the Company acquired Apex Manufacturing, Inc. ("Apex") for consideration of 238,572 shares of the Company's common stock. The acquisition was accounted for using the pooling of interests method of accounting and, accordingly, the accompanying condensed consolidated financial statements have been restated to include the accounts of Apex.

      On October 17, 1997 the Company completed the acquisition of substantially all of the assets of the business of Kratz-Wilde Machine Company, a Kentucky corporation ("Kratz-Wilde") for a purchase price, including acquisition costs and net of cash acquired, of approximately $39.6 million in cash and notes and the assumption of certain liabilities of Kratz-Wilde in the approximate amount of $2.2 million. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition. The excess of the purchase price over the fair market value of the net assets acquired was approximately $17.9 million. This amount has been recorded as goodwill and will be amortized on a straight-line basis over 20 years. The operations of Kratz-Wilde since the acquisition have been included in the accompanying condensed consolidated financial statements from the date of acquisition. Kratz-Wilde contributed approximately $20.4 million to the Company's 1998 operating revenues. In connection with the acquisition, the Company borrowed $40,000,000 of senior notes payable to financial institutions, with the remainder of the acquisition price payable to the prior owners over a two-year period (see Note 3).

      The Company's unaudited pro forma consolidated results of operations assuming the Kratz-Wilde acquisition had occurred on January 1, 1997 are as follows:


                                                             SIX MONTHS ENDED
                                                             ----------------
                                                               JUNE 30, 1997
                                                             ----------------
                                                            in thousands, except
                                                            earnings per share)


   Operating revenues......................................   $   132,936

   Income before extraordinary item(a).....................         9,278

   Diluted earnings per share before extraordinary
   item(a).................................................   $       .98

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

      The following reflects the results of operations of the Company and of Apex and Aerocell (the "Acquired Entities"), which were acquired in 1997, for periods before the poolings of interests combinations were consummated:

(in thousands, except earnings per share)
                                                           Three Months Ended         Six Months Ended
                                                             June 30, 1997             June 30, 1997
                                                             -------------             -------------
Revenues:
          The Company                                          $   51,411                  $100,462
          Acquired Entities                                         6,707                    12,509
                                                               ----------                  --------
                                                               $   58,118                  $112,971
                                                                =========                  ========
Net income:
          The Company                                          $    3,681                $    6,521
          Acquired Entities                                           570                       778
                                                               ----------                -----------
                                                               $    4,251                $    7,299
                                                               ==========                ==========
Net income per share, basic and diluted:
          The Company                                          $     0.43                $     0.76
          Acquired Entities                                          0.02                      0.01
                                                               ----------                ----------
                                                               $     0.45                $     0.77
                                                               ==========                ==========

      The preliminary purchase price allocations for business combinations accounted for under the purchase method of accounting (including historical accounts of immaterial acquisitions accounted for under the pooling of interests method of accounting) were as follows:


                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                               -----------------------------
                                                                                1997                     1998
                                                                                ----                     ----

      Accounts receivable.....................................          $       1,820,751           $     4,140,136
      Inventories.............................................                  1,922,774                 9,124,353
      Prepaid expenses........................................                     10,168                         -
      Deposits and other......................................                      4,576                   115,951
      Fixed assets............................................                  4,089,883                 3,666,777
      Goodwill................................................                          -                 9,587,583
      Accounts payable........................................                 (1,063,497)               (3,351,637)
      Accrued expenses........................................                   (824,437)                        -
      Deferred income taxes...................................                   (557,270)                        -
      Notes payable...........................................                 (3,445,825)              ( 5,000,000)
      Common stock issued.....................................                 (1,615,528)               (5,718,721)
                                                                         ----------------           ---------------
      Cash used in acquisitions...............................           $        341,595           $    12,564,442
                                                                         ================           ===============


3.  NOTES PAYABLE:

      On October 17, 1997, the Company amended its banking agreement pursuant to the terms of a Third Amended and Restated Credit Agreement (the "Third Amended Credit Agreement"). Pursuant to the Third Amended Credit Agreement, the Company obtained a credit facility consisting of (a) a term loan facility in a principal amount of $18.6 million, and (b) a $131.4 million revolving loan, letter of credit and acquisition loan facility (the "Third Amended Revolving Credit Facility"), subject to an availability calculation based on the eligible borrowing base (collectively, the "Credit Facility"). The eligible borrowing base includes certain receivables and inventories of the Company. The letter of credit portion of the Third Amended Revolving Credit Facility is subject to a $15 million sublimit and the acquisition loan portion of the Third Amended Revolving Credit Facility was subject to a $40 million sublimit, with the imposition of certain borrowing criteria based on the satisfaction of certain debt ratios. The acquisition loan portion of the Third Amended Revolving Credit Facility was converted into a term loan in October 1997 in connection with the acquisition of Kratz-Wilde. The interest rate on the Third Amended Credit Agreement is, at the option of the Company, (a) prime plus a margin, or (b) LIBOR plus a margin, where the margin determination is made based upon the Company's financial performance over the 12 month period (ranging from 0.0% to 1.25% in the event prime is utilized, or 1.50% to 2.75% in the event LIBOR is utilized). At June 30, 1998, the margin was 0.0% for prime rate loans and 1.50% for LIBOR rate loans.

      In connection with the Company's February 1998 sale of $165.0 million in senior subordinated notes, the Company repaid in full and terminated the term loan and acquisition loan portions of the Credit Facility, and repaid in full the then current balance of the Third Amended Revolving Credit Facility. The Third Amended Revolving Credit Facility presently allows the Company to borrow up to $91.4 million and terminates on July 31, 2002. The Third Amended Credit Agreement contains financial and other covenants and mandatory prepayment events, as defined. At June 30, 1998, the Company was in compliance with all covenants of the Third Amended Credit Agreement. The Third Amended Credit Agreement is secured by a lien on substantially all of the assets of the Company. On June 30, 1998, the outstanding balance under the Third Amended Revolving Credit Facility was approximately $36.3 million.

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

      AVS is a holding company with no assets or operations other than its investments in its subsidiaries. The Notes are unconditionally guaranteed, on a senior subordinated basis, by substantially all of AVS's existing subsidiaries and each subsidiary that will be organized in the future by AVS, unless such subsidiary is designated as an unrestricted subsidiary (the "Subsidiary Guarantors"). Subsidiary Guarantees are joint and several, general unsecured obligations of the Subsidiary Guarantors. The Subsidiary Guarantors are all wholly-owned subsidiaries of AVS. At present, the Subsidiary Guarantors comprise all of the direct and indirect subsidiaries of AVS, other than one inconsequential subsidiary. Subsidiary Guarantees are subordinated in right of payment to all existing and future Senior Debt of Subsidiary Guarantors, including the Credit Facility, and are also effectively subordinated to all secured obligations of Subsidiary Guarantors to the extent of the assets securing such obligations, including the Credit Facility. Furthermore, the indenture pursuant to which the Notes have been issued (the "Indenture") permits Subsidiary Guarantors to incur additional indebtedness, including Senior Debt, subject to certain limitations. The Company has not presented separate financial statements and other disclosures concerning each of the Subsidiary Guarantors because management has determined that such information is not material to investors.

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

      In connection with the Company's March 6, 1998 acquisition of Caribe and AIDI (see Note 2), the Company entered into an agreement with the prior owners to pay $5 million of the acquisition price over a two year period. Principal payments of $2,500,000 plus interest accrued at 8%, are due on March 6, 1999 and March 6, 2000.

      In connection with the October 17, 1997 acquisition of Kratz-Wilde (see
Note 2), the Company entered into an agreement with the prior owners to pay $2.2 million of the acquisition price over a two year period. Payments of $1,250,000 are due on January 1, 1999 and January 1, 2000. Interest on this note has been imputed at 8%.

      On August 5, 1997, the Company entered into a term loan agreement in a principal amount of $7.2 million to finance certain equipment and rotable parts on long term lease which secure the loan. This loan is payable in 59 consecutive equal monthly payments of $91,750 commencing September 14, 1997, with a final balloon payment due on August 14, 2002. Interest on this term loan is fixed at 8.21%. The Company has leased the underlying equipment and rotable parts to unrelated third parties. Interim payments under the term loan will be made from the proceeds of these parts leases. This term loan contains financial and other covenants and mandatory prepayment events, as defined. At June 30, 1998, the Company was in compliance with all covenants of this term loan.

      On March 13, 1998, the Company entered into an agreement to purchase its Pearland, Texas warehouse facility from a related party. The total purchase price of approximately $1.8 million was paid in cash and through the reduction of amounts receivable from the related party at the date of the transaction.

      On June 17, 1998, the Company entered into a term loan agreement in a principal amount of $6.1 million to finance certain equipment and rotable parts on long term lease which secure the loan. This loan is payable in 60 consecutive equal monthly payments of $75,000 commencing July 17, 1998, with a final balloon payment due on July 17, 2003. Interest on this term loan is fixed at 7.58%. The Company has leased the underlying equipment and rotable parts to unrelated third parties. Interim payments under the term loan will be made from the proceeds of these parts leases. This term loan contains financial and other covenants and mandatory prepayment events, as defined. At June 30, 1998 the company was in compliance with all covenants of this term loan.

4.  EARNINGS PER SHARE:

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows:

                                                                 FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                                                          JUNE 30,                           JUNE 30,
                                                                    1997             1998            1997           1998
                                                                    ----             ----            ----           ----
      Weighted average shares outstanding used in
      calculating basic earnings per share............            9,422,042        9,592,122       9,422,042     9,520,910
      Effect of dilutive options......................               37,782          161,918          37,782       163,441
                                                                  ---------        ---------       ---------     ---------
      Weighted average common and common equivalent
      shares used in calculating diluted earnings per
      share...........................................            9,459,824        9,754,040       9,459,824     9,684,351
                                                                  =========        =========       =========     =========

      Options and warrants outstanding which are not
      included in the calculation of diluted earnings
      per share because their impact is antidilutive..              171,400           19,500         171,400        19,500
                                                                  =========        =========       =========     =========


For business combinations accounted for as a pooling of interests, earnings per share computations are based on the aggregate of the weighted-average outstanding shares of the surviving business for all periods presented.

5.  SHARE RESCISSION:

On June 18, 1998, the Company's Compensation Committee rescinded the December 31, 1997 issuance of 18,000 shares of the Company's common stock as bonuses to six officers of the Company. No consideration was provided or will be provided in the future in connection with the rescission.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS OR MAY CONTAIN FORWARD-LOOKING STATEMENTS, SUCH AS STATEMENTS REGARDING THE COMPANY'S GROWTH STRATEGY AND ANTICIPATED TRENDS IN THE INDUSTRIES AND ECONOMIES IN WHICH THE COMPANY OPERATES. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON THE COMPANY'S CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATING TO THE COMPANY'S OPERATIONS AND RESULTS OF OPERATIONS, COMPETITIVE FACTORS, SHIFTS IN MARKET DEMAND, AND OTHER RISKS AND UNCERTAINTIES, INCLUDING IN ADDITION TO THOSE DESCRIBED BELOW THOSE DISCLOSED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K, AS AMENDED, FOR THE YEAR ENDED DECEMBER 31, 1997, UNCERTAINTIES WITH RESPECT TO CHANGES OR DEVELOPMENTS IN SOCIAL, BUSINESS, ECONOMIC, INDUSTRY, MARKET, LEGAL AND REGULATORY CIRCUMSTANCES AND CONDITIONS AND ACTIONS TAKEN OR OMITTED TO BE TAKEN BY THIRD PARTIES, INCLUDING THE COMPANY'S CONTRACTORS, CUSTOMERS, SUPPLIERS, COMPETITORS, STOCKHOLDERS, LEGISLATIVE, REGULATORY AND JUDICIAL AND OTHER GOVERNMENTAL AUTHORITIES. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM RESULTS EXPRESSED OR IMPLIED IN ANY FORWARD-LOOKING STATEMENTS MADE BY THE COMPANY IN THIS QUARTERLY REPORT ON FORM 10-Q. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR CIRCUMSTANCES.

OVERVIEW

         The following discussion and analysis should be read in conjunction with the information set forth under Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1997. This discussion contains forward-looking information which involves risks and uncertainties and is based upon information currently available to the Company. Actual results could differ from those described herein and future results may be subject to numerous factors, many of which are beyond the control of the Company.

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

RESULTS OF OPERATIONS

      Second quarter operating revenues rose 56.8% to $91.1 million, from $58.1 million for the same period last year. For the six months ended June 30, 1998, operating revenues rose 53.6% to $173.6 million from $113.0 million for the six months ended June 30, 1997. On March 6, 1998 the Company acquired Caribe and its wholly-owned subsidiary, AIDI, in a transaction accounted for under the purchase method of accounting. The operations of Caribe and AIDI since the acquisition have been included in the accompanying condensed consolidated financial statements from the date of acquisition. As a result of the Caribe and AIDI acquisition, the Company's operating revenues increased approximately $10.5 million from the date of the acquisition through June 30, 1998. Kratz-Wilde, which was acquired during the fourth quarter of 1997 and accounted for using the purchase method of accounting, generated approximately $20.4 million in revenue during the first six months of 1998. Operating revenues also increased due to increased customer penetration, increased sales due to the Company's investment in and availability of increased amounts of inventory and the continued expansion of inventory management services being offered to and utilized by the Company's customers.

         Gross profit increased 48.1% to $26.8 million for the quarter ended June 30, 1998, compared with $18.1 million for the same period last year. Gross profit margin decreased to 29.4% for the 1998 second quarter from 31.2% for the 1997 second quarter. The decrease in gross profit margin compared to 1997 was due primarily to a slightly different mix of products and services delivered from period to period and remains in line with the 29.8% gross profit margin reported for the first quarter of 1998. Gross profit increased 54.8% to $51.4 million for the six months ended June 30, 1998, compared with $33.2 million for the same period last year. Gross profit margin for the six months ended June 30, 1998 increased to 29.6% from 29.4% for the six months ended June 30, 1997.

         The Company's total operating expenses increased $4.8 million from $9.6 million for the second quarter of 1997 to $14.4 million for the second quarter of 1998. Included in the second quarter 1998 operating expenses are $0.76 million of merger related expenses. Operating expenses as a percentage of operating revenues decreased from 16.5% for the second quarter of 1997 to 15.0% for the second quarter of 1998, after adjustment for the merger expenses. After adjustment for the merger expenses, operating expenses for the six months ended June 30, 1998, were $27.0 million or 15.6% of operating revenues compared with $18.6 million or 16.5% for the same period last year, reflecting primarily the benefits of economies of scale.

      Interest expense and amortization of deferred financing costs for the six months ended June 30, 1998 increased by $5.6 million from period to period due to net borrowings of $155.1 million during the last six months of 1997 and the first six months of 1998 to finance the acquisitions of Kratz-Wilde and Caribe, inventory acquisitions and equipment held for lease.

      As a result of the above factors, income before income taxes and extraordinary item for the six months ended June 30, 1998 was $3.0 million or 25.1% higher than the 1997 period.

      In connection with the repayment of the term and acquisition portions of the Credit Facility utilizing the proceeds of the Company's Senior Subordinated Notes due 2008, the Company wrote off, during the first quarter of 1998, $981,428 of deferred financing costs resulting in an extraordinary item, net of income taxes, of $598,671.

      Net income for the three months ended June 30, 1998 was $4.8 million ($0.50 per diluted share) compared to net income of $4.3 million ($0.45 per diluted share) for the three months ended June 30, 1997. After accounting for income taxes and the extraordinary item, net income for the six months ended June 30, 1998 was $8.6 million ($0.89 per diluted share) compared to net income of $7.3 million ($0.77 per diluted share) for the six months ended June 30, 1997. Weighted average common and common equivalent shares outstanding (diluted) were 9.75 million and
9.68 million during the three and six months ended June 30, 1998, respectively, compared with 9.46 million for the three and six months ended June 30, 1997.

LIQUIDITY AND FINANCIAL RESOURCES

      Cash used in operations during the six months ended June 30, 1997 and 1998 was $10.5 million and $27.3 million, respectively. Cash used in investing activities during the six month periods ended June 30, 1997 and 1998 was $10.3 million and $34.7 million, respectively. The Company continues to invest in spare parts inventories in order to support increased parts sales. During the six month periods ended June 30, 1997 and 1998, the Company financed its operating and investing activities primarily with its cash flow from financing activities, amounting to $22.7 million and $59.3 million, respectively.

      The Company and its subsidiaries have entered into the Credit Facility with certain financial institutions. At present, the Credit Facility consists of a $91.4 million revolving loan and letter of credit facility, subject to an availability calculation based on the eligible borrowing base (the "Revolving Credit Facility"). The eligible borrowing base includes certain receivables and inventories of the Company. The letter of credit portion of the Revolving Credit Facility is subject to a $15.0 million sublimit, with the imposition of certain borrowing criteria based on the satisfaction of certain debt ratios. The interest rate on the Credit Facility is, at the option of the Company, (a) prime plus a margin, or (b) LIBOR plus a margin, where the margin determination is made based upon The Company's financial performance over a 12 month period (ranging from 0.0% to 1.25% in the event prime is utilized, or 1.50% to 2.75% in the event LIBOR is utilized). At June 30, 1998, the margin was 0.0% for prime rate loans and 1.50% for LIBOR rate loans. The amount outstanding under the Revolving Credit Facility at June 30, 1998 was $36.3 million.

      The Credit Facility contains certain financial covenants regarding the financial performance of the Company and certain other covenants, including limitations on the amount of annual capital expenditures and the incurrence of additional debt, and provides for the suspension of the Credit Facility and repayment of all debt in the event of a material adverse change in the business or a change in control. In addition, the Credit Facility requires mandatory repayments from the proceeds of a sale of assets or an issuance of equity or debt securities or as a result of insufficient collateral to meet the borrowing base requirements thereunder. Substantially all of the Company's assets are pledged as collateral for amounts borrowed. The Revolving Credit Facility will terminate on July 31, 2002. At June 30, 1998, the Company was in compliance with all covenants of the Credit Facility.

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

         As a result of the proposed Merger with Whitehall, the Company will incur certain charges relating primarily to the costs associated with the completion of the Merger. These costs have been expensed as incurred in quarters prior to the completion of the Merger, with the balance to be incurred in the fiscal quarter in which the Merger closes. The Company also believes that the combination of the Company and Whitehall will allow the combined entity to receive the benefit of certain synergies. These synergies in the first year of combined operations are expected to relate primarily to sales of aircraft spare parts and to the supply by the Company's other repair stations of repaired and overhauled seats, flight surfaces and components to Whitehall for use in providing repair services to its customers, and to savings available to the Company from the elimination of Whitehall's corporate staff.

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

      On August 5, 1997, a subsidiary of the Company, Aviation Sales SPS I, Inc. (SPS I), entered into a term loan agreement in a principal amount of $7.2 million which was guaranteed by the Company, to finance certain equipment and rotable parts on long-term lease, which secure the loan. This loan is payable in 59 consecutive equal monthly payments of $91,750 commencing September 14, 1997, with a final balloon payment due on August 14, 2002. Interest on this term loan is fixed at 8.21%. The Company has leased the underlying equipment and rotable parts to unrelated third parties. Interim payments under the term loan will be made from the proceeds of these parts leases. This term loan contains financial and other covenants and mandatory prepayment events, as defined. At June 30, 1998, the Company was in compliance with all covenants of this term loan.

      On June 17, 1998, SPS I entered into a second term loan agreement in a principal amount of $6.1 million to finance certain equipment and rotable parts on long-term lease which secure the loan. This loan is payable in 60 consecutive equal monthly payments of $75,000 commencing July 17, 1998, with a final balloon payment due on July 17, 2003. Interest on this term loan is fixed at 7.58%. The Company has leased the underlying equipment and rotable parts to unrelated third parties. Interim payments under the term loan will be made from the proceeds of these parts leases. This term loan contains financial and other covenants and mandatory prepayment events, as defined. At June 30, 1998 the Company was in compliance with all covenants of this term loan.

      In connection with its acquisition of Kratz-Wilde Machine Company, AVS/Kratz-Wilde Machine Company, a subsidiary of the Company, delivered a non-interest bearing promissory note in the original principal amount of $2.2 million, which note was guaranteed by the Company, to the seller. At June 30, 1998, the Company was in compliance with the terms of this promissory note.

      In connection with its acquisition of Caribe, on March 6, 1998, Aviation Sales Manufacturing & Repair Company, a subsidiary of the Company, delivered a promissory note in the original principal amount of $5.0 million, which note was guaranteed by the Company, to the seller. The note is payable over a two year period with interest at the rate of 8% per annum.

      During the six month period ended June 30, 1998, the Company incurred capital expenditures of approximately $7.9 million, primarily to make enhancements to the Company's management information systems, telecommunication systems and other capital equipment and improvements. The Company's current management information system is not Year 2000 compliant. The Company is currently implementing a new management information system, which among other things, management believes will allow the Company to continue to maintain its competitive advantage resulting from the availability of information regarding its market and will mitigate any Year 2000 issues currently inherent in the Company's existing systems. The cost of the new MIS system is expected to be approximately $8.0 million, which will be incurred over approximately a two year period. Financing for the new system will be provided from operations and from borrowings under the Credit Facility.

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

      27        Financial Data Schedule

REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the second quarter of 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          AVIATION SALES COMPANY                      DATE

                          By:   /S/ JOSEPH E. CIVILETTO          July 29, 1998
                              ----------------------------------
                                 Joseph E. Civiletto, Vice President
                                 and Chief Financial Officer

                              (Authorized Officer and Principal
                                Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT

27               Financial Data Schedule