Form 10-Q
period 1998-09-30
AVIATION SALES CO
filed 1998-11-16
CIK 1012159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________________ to __________________

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

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,483,897 shares of common stock, $.001 par value per share, were outstanding as of November 12, 1998.

                    AVIATION SALES COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                             DECEMBER 31,    SEPTEMBER 30,
                                                  1997            1998
                                             ------------    ------------
                                                             (Unaudited)
       ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                $  6,236,751    $ 15,693,126
    Accounts receivable, net                   82,779,155     112,532,541
    Inventories                               145,342,722     235,197,438
    Deferred income taxes                       3,057,148       5,100,000
    Other current assets                        6,853,728       4,988,021
                                             ------------    ------------
              Total current assets            244,269,504     373,511,126
                                             ------------    ------------
EQUIPMENT ON LEASE, net                        22,758,149      31,179,434
                                             ------------    ------------

FIXED ASSETS, net                              38,061,275      67,405,627
                                             ------------    ------------
AMOUNTS DUE FROM RELATED PARTIES                2,891,343       2,332,742
                                             ------------    ------------

OTHER ASSETS:
    Goodwill, net                              17,712,145      57,876,608
    Deferred income taxes                       1,485,380         350,000
    Deferred financing costs, net               2,675,684       8,088,211
    Other assets                                3,732,369      11,009,808
                                             ------------    ------------
              Total other assets               25,605,578      77,324,627
                                             ------------    ------------
              Total assets                   $333,585,849    $551,753,556
                                             ============    ============

                                   (Continued)



                     AVIATION SALES COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)


                                                              DECEMBER 30,      SEPTEMBER 30,
                                                                  1997              1998
                                                              -------------     -------------
                                                                                 (Unaudited)
    LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                          $  23,753,462     $  33,966,330
    Accrued expenses                                             21,317,777        29,937,903
    Current maturities of notes payable                          12,541,391         4,898,215
    Current maturities of capital lease obligations                  84,000            84,000
    Bank line of credit                                          96,126,959       148,296,132
                                                              -------------     -------------
              Total current liabilities                         153,823,589       217,182,580
                                                              -------------     -------------

LONG-TERM LIABILITIES:
    Deferred income                                                 962,063         2,268,794
    Notes payable, net of current portion                        52,875,550        19,244,551
    Capital lease obligations, net of current portion             4,174,000         4,102,000
    Bonds payable, net                                                 --         164,138,884
    Other long-term liabilities                                     471,000            72,000
                                                              -------------     -------------
              Total long-term liabilities                        58,482,613       189,826,229
                                                              -------------     -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 1,000,000 shares                  --                --
        authorized, none outstanding
    Common stock, $.001 par value, 30,000,000 shares
        authorized, 13,362,568 and 12,436,066 shares
        outstanding at December 31, 1997 and September 30,
        1998, respectively                                           13,363            12,436
    Additional paid-in capital                                   72,962,449        63,012,515
    Retained earnings                                            64,448,835        81,719,796
                                                              -------------     -------------
                                                                137,424,647       144,744,747
                                                              -------------     -------------
    Less treasury stock (1,111,562 shares at
        December 31, 1997), at cost                             (16,145,000)             --
                                                              -------------     -------------
              Total stockholders' equity                        121,279,647       144,744,747
                                                              -------------     -------------
              Total liabilities and stockholders' equity      $ 333,585,849     $ 551,753,556
                                                              -------------     -------------


         The accompanying notes are an integral part of these condensed consolidated balance sheets.

                     AVIATION SALES COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                    For the three months ended          For the nine months ended
                                                            September 30,                       September 30,
                                                  -------------------------------     ------------------------------
                                                      1997              1998              1997             1998
                                                  -------------     -------------     -------------    -------------
OPERATING REVENUES
  Sales of products, net                          $  64,695,178     $  98,191,086     $ 172,042,331    $ 266,982,844
  Services and other                                 16,629,706        29,277,633        54,764,012       71,794,709
                                                  -------------     -------------     -------------    -------------
                                                     81,324,884       127,468,719       226,806,343      338,777,553

COST OF SALES AND SERVICES                           68,148,734        94,834,606       174,374,783      251,827,546
                                                  -------------     -------------     -------------    -------------
GROSS PROFIT                                         13,176,150        32,634,113        52,431,560       86,950,007

OPERATING EXPENSES                                   12,707,882        14,902,158        34,181,542       45,362,213
                                                  -------------     -------------     -------------    -------------
INCOME FROM OPERATIONS                                  468,268        17,731,955        18,250,018       41,587,794

INTEREST EXPENSE                                      2,073,259         5,383,107         4,801,083       14,130,297
OTHER (INCOME) EXPENSE                                4,755,000          (174,000)        3,706,000       (1,338,000)
                                                  -------------     -------------     -------------    -------------
INCOME (LOSS) BEFORE INCOME
 TAXES AND EXTRAORDINARY ITEM                        (6,359,991)       12,522,848         9,742,935       28,795,497

INCOME TAX EXPENSE (BENEFIT)                         (2,613,145)        4,602,178         3,727,019       10,927,864
                                                  -------------     -------------     -------------    -------------
INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEM                                  (3,746,846)        7,920,670         6,015,916       17,867,633
EXTRAORDINARY ITEM, NET OF
 INCOME TAXES (Note 5)                                     --                --                --            598,671
                                                  -------------     -------------     -------------    -------------
NET INCOME (LOSS)                                 $  (3,746,846)    $   7,920,670     $   6,015,916    $  17,268,962
                                                  =============     =============     =============    =============

BASIC EARNINGS (LOSS) PER SHARE:
Income (loss) before extraordinary item           $       (0.31)    $        0.64     $        0.49    $        1.45
Extraordinary item, net of income taxes                    --                --                --               0.05
                                                  -------------     -------------     -------------    -------------
Net income (loss)                                 $       (0.31)    $        0.64     $        0.49    $        1.40
                                                  =============     =============     =============    =============
DILUTED EARNINGS (LOSS) PER SHARE:
Income (loss) before extraordinary item           $       (0.30)    $        0.63     $        0.48    $        1.42
Extraordinary item, net of income taxes                    --                --                --               0.05
                                                  -------------     -------------     -------------    -------------
Net income (loss)                                 $       (0.30)    $        0.63     $        0.48    $        1.37
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


                     AVIATION SALES COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          For the nine months ended
                                                                                September 30,
                                                                         ----------------------------
                                                                             1997            1998
                                                                         ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                           $  6,015,917   $  17,268,962
    Adjustments to reconcile net income to net cash
        used in operating activities:
             Depreciation and amortization                                  3,762,334       7,523,711
             Proceeds from sale of equipment on lease, net of gain          2,577,078            --
             Write-off of investment                                        4,500,000            --
             Gain on sale of electronic segment                              (727,000)           --
             Provision for doubtful accounts                                1,331,063         896,993
             Equity in earnings of equity investment                          (29,000)     (1,338,000)
             Extraordinary item, net of income taxes                             --           598,671
             Deferred income taxes                                           (130,262)      1,753,728
             (Increase) decrease in accounts receivable                   (23,491,434)      1,223,622
             Increase in inventory                                        (40,333,987)    (62,647,448)
             Increase in other current assets                              (2,552,643)       (804,469)
             Increase in other assets                                      (1,849,493)     (4,711,597)
             Increase in accounts payable                                   4,146,791       1,371,240
             Increase (decrease) in accrued expenses                        8,347,901      (7,820,231)
             Increase in deferred revenue                                     184,400       1,306,731
             Increase in other liabilities                                    924,468            --
                                                                         ------------   -------------
                  Net cash used in operating activities                   (37,323,867)    (45,378,087)
                                                                         ------------   -------------

CASH FLOW FROM INVESTING ACTIVITIES:
    Cash used in acquisitions                                              (1,841,595)     (75,568,442)
    Purchases of equipment                                                 (9,682,826)    (11,480,796)
    Proceeds from sale of electronic segment                                1,720,000            --
    Purchase of equipment on lease                                         (4,788,431)    (21,971,908)
    (Advances to) payments from related parties                               (13,441)        558,601
                                                                         ------------   -------------
                  Net cash used in investing activities                   (14,606,293)   (108,462,545)
                                                                         ------------   -------------

CASH FLOW FROM FINANCING ACTIVITIES:
    Net borrowings under revolving facilities                              41,476,127      52,169,173
    Net borrowings (payments) under term and acquisition loan facilities   10,755,645     (56,188,858)
    Payment on equipment loans                                                   --          (569,161)
    Proceeds from issuance of senior subordinated notes                          --       164,001,750
    Proceeds from equipment loans                                                --        10,483,844
    Stock options exercised                                                   558,821         479,416
    Payments on capital leases                                                   --           (72,000)
    Payments of deferred financing costs                                   (1,419,595)     (7,007,157)
                                                                         ------------   -------------
                  Net cash provided by financing activities                51,370,998     163,297,007
                                                                         ------------   -------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                         (559,162)      9,456,375
                                                                         ------------   -------------
CASH AND CASH EQUIVALENTS, beginning of period                              3,918,149       6,236,751
                                                                         ------------   -------------
CASH AND CASH EQUIVALENTS, end of period                                 $  3,358,987   $  15,693,126
                                                                         ============   =============
    Interest paid                                                        $  3,256,744   $  11,603,310
                                                                         ============   =============
    Income taxes paid                                                    $  5,948,018   $  11,965,430
                                                                         ============   =============

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Transfer of equipment on lease to inventory                              $       --     $  12,150,331
                                                                         ============   =============



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AVIATION SALES COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)


1.    BASIS OF PRESENTATION:

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the December 31, 1997 supplemental financial statements of Aviation Sales Company (the "Company") and the notes thereto included in the Company's Form 8-K/A dated October 9, 1998 (File No. 001-11775).

         In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1998 and the results of its operations and cash flows for the three and nine month periods ended September 30, 1998 and 1997. The results of operations and cash flows for the nine month period ended September 30, 1998 are not necessarily indicative of the results of operations or cash flows which may be reported for the year ending December 31, 1998.

         The accompanying unaudited interim condensed consolidated financial statements give retroactive effect to the acquisition of Whitehall Corporation ("Whitehall") which the Company acquired in July 1998. The acquisition of Whitehall has been accounted for under the pooling of interests method of accounting. See Note 4 for a further discussion of this transaction.

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

                     AVIATION SALES COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or a liability at its fair value. Upon adoption, the Company will quantify the impact of adopting SFAS 133 on its consolidated financial statements. SFAS 133 could increase volatility in earnings and other comprehensive income.

2.       JOINT VENTURE:

         During 1994, Whitehall obtained a 40% ownership in AvAero Noise Reduction Joint Venture ("AvAero"), a joint venture involved in the development of aircraft-related technology for an initial investment of $1,000. The Company accounts for its investment in AvAero under the equity method. In 1994, Whitehall obtained a promissory note for an advance of $2.0 million to the joint venture. The principal balance of the promissory note accrues interest at a maximum rate of 5% and the principal balance together with accrued interest are due January 5, 1999. The note is secured by certain assets of AvAero, net of repayments. Whitehall made additional advances to AvAero of $75,000 and $815,000, respectively, during 1996 and 1997. These advances are included in accounts receivable. The Company's equity in AvAero's earnings totaled $29,000 and $1,338,000 for the nine months ended September 30, 1997 and 1998, respectively, which is included in other (income) expense in the unaudited consolidated statements of income.

3.       OTHER ASSETS:

         In March 1998, the Company entered into an aircraft purchase agreement with Philippines Airlines, Inc. ("PAI") to purchase five-Airbus A-300 aircraft. Subsequently, PAI filed for bankruptcy in the Philippines. At September 30, 1998, the Company had received and paid for one of the five aircraft. Subsequently, a second aircraft was received and paid for and PAI has scheduled delivery dates on the remaining three aircraft. Deposits held by PAI relating to future aircraft to be purchased are $900,000 per aircraft.

4.       ACQUISITIONS:

ACQUISITIONS ACCOUNTED FOR UNDER THE PURCHASE METHOD OF ACCOUNTING:

         On September 22, 1998, the Company closed on the acquisition of Triad International Maintenance Corporation ("TIMCO"), pursuant to a Stock Purchase Agreement dated August 10, 1998 (the "Purchase Agreement") by and among the Company, Primark Corporation, a Michigan corporation (the "Seller") and its wholly-owned subsidiary, TIMCO. Pursuant to the Purchase Agreement, the Company purchased from Seller all of the outstanding common stock of TIMCO for an initial purchase price of $69.0 million in cash. The acquisition was financed from the Company's bank lines of credit (see Note 5). The purchase price was determined in arms-length negotiations between the Company and the Seller. Additionally, as part of the transaction, the Buyer agreed to guaranty certain industrial revenue bond financing incurred in connection with the development of TIMCO's Greensboro operating facilities, in the approximate amount of $11.4 million and the Company has posted an irrevocable letter of credit to secure its obligations thereunder. Further, as a closing adjustment, the Seller contributed approximately $5.7 million in cash to TIMCO relating to customer deposits, resulting in a net purchase price of $63.3 million (exclusive of transaction costs). The acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon their fair market values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $31.4 million, which amount has been recorded as goodwill and will be amortized on a straight-line basis over 20 years. The operations of TIMCO have been included in the accompanying condensed consolidated financial statements from the date of acquisition.

         In March 1998, the Company completed the acquisition of Caribe Aviation, Inc. ("Caribe") and Caribe's wholly- owned subsidiary Aircraft Interior Design, Inc. ("AIDI"). The purchase price paid by the Company to acquire Caribe and

                     AVIATION SALES COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

AIDI was approximately $23.3 million, consisting of: (i) $5.0 million in cash,
(ii) $5.0 million in promissory notes payable over two years, (iii) the issuance of 182,143 shares of the Company's authorized, but unissued, common stock, and
(iv) the repayment of approximately $7.6 million of indebtedness owed by Caribe and AIDI to a financial institution. The acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon their fair market values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $9.6 million, which amount has been recorded as goodwill and will be amortized on a straight-line basis over 20 years. The operations of Caribe and AIDI have been included in the accompanying condensed consolidated financial statements from the date of acquisition. The pre-acquisition operations of Caribe and AIDI were not material to the operations of the Company.

         In October 1997, the Company completed the acquisition of substantially all of the assets of the business of Kratz- Wilde Machine Company ("Kratz-Wilde") for a purchase price, including acquisition costs and net of cash acquired, of approximately $39.6 million in cash and notes and the assumption of certain liabilities of Kratz-Wilde in the approximate amount of $2.2 million. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon their fair market values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $17.9 million, which amount has been recorded as goodwill and will be amortized on a straight-line basis over 20 years. The operations of Kratz-Wilde have been included in the accompanying condensed consolidated financial statements from the date of acquisition.
The acquisition was financed from the Company's bank lines of credit (see Note
5), with the remainder of the acquisition price payable to the prior owners over a two-year period (see Note 5).

         The Company's unaudited pro forma consolidated results of operations assuming the TIMCO and Kratz-Wilde acquisitions had occurred on January 1, 1997 are as follows:


                                                                            NINE MONTHS ENDED
                                                               SEPTEMBER 30, 1997          SEPTEMBER 30, 1998
                                                                 (IN THOUSANDS, EXCEPTS EARNINGS PER SHARE)
Operating Revenues                                                 $      368,799                 $   448,486
Income before extraordinary item (a)                                        5,371                      19,557
Diluted earnings per share before extraordinary item (a)           $         0.43                 $      1.55

----------------

(a) September 30, 1997 amounts include an adjustment to record pro forma income tax expense as if Kratz-Wilde had been a C corporation since January 1, 1997 and adjustments to record goodwill amortization and incremental interest, depreciation and salaries as if the acquisitions had occurred on January 1, 1997.

ACQUISITIONS ACCOUNTED FOR UNDER THE POOLING OF INTERESTS METHOD OF ACCOUNTING:

         In July 1998, the Company acquired Whitehall Corporation ("Whitehall") for consideration of 2,844,079 shares of its common stock. The acquisition was accounted for using the pooling of interests method of accounting and accordingly, the accompanying condensed consolidated financial statements have been restated to give retroactive effect for the acquisition for all periods presented. In connection with this acquisition, all shares of Whitehall common stock (including shares held as treasury stock) were cancelled and no payments were made with respect thereto.

                     AVIATION SALES COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)


         In December 1997, the Company acquired Apex Manufacturing, Inc. ("Apex") for consideration of 238,572 shares of its common stock. The acquisition was accounted for using the pooling of interests method of accounting and accordingly, the accompanying condensed consolidated financial statements have been restated to give retroactive effect for the acquisition for all periods presented.

         In September 1997, the Company acquired Aerocell Structures, Inc. ("Aerocell") for consideration of 620,970 shares of its common stock. The acquisition was accounted for using the pooling of interests method of accounting and accordingly, the accompanying condensed consolidated financial statements have been restated to give retroactive effect for the acquisition for all periods presented.

         The following reflects the results of operations of the Company, and of Whitehall, Apex and Aerocell (the "Acquired Entities"), which were acquired in 1997 and 1998, for periods before the poolings of interests combinations were consummated:



                                                 Nine Months Ended
                                       September 30, 1997    September 30, 1998
                                                     (IN THOUSANDS)

Revenues:
   The Company                           $     160,043           $   292,908
   Aerocell and Apex                            19,921                     -
   Whitehall                                    46,842                45,870
                                         -------------           -----------
                                         $     226,806           $   338,778
                                         =============           ===========

Net income (loss):
   The Company                           $       9,702           $    15,960
   Aerocell and Apex                             2,081                     -
   Whitehall                                    (5,767)                1,309
                                         -------------           -----------
                                         $       6,016           $    17,269
                                         =============           ===========


         The preliminary purchase price allocations for business combinations accounted for under the purchase method of accounting (including historical accounts of immaterial acquisitions accounted for under the pooling of interests method of accounting) were as follows:



                                                                                                      Nine Months Ended
                                                                                                     1997             1998
Accounts receivable ........................................................................    $  1,820,751     $ 31,874,001
Inventories ................................................................................       2,222,774       15,056,937
Prepaid expenses ...........................................................................          10,168          139,844
Deposits and other .........................................................................           4,576        1,259,342
Fixed assets ...............................................................................      10,479,883       22,245,096
Goodwill ...................................................................................            --         40,979,250
Accounts payable ...........................................................................      (1,563,497)      (8,843,193)
Accrued expenses ...........................................................................      (1,224,437)     (16,424,114)
Deferred incomes taxes .....................................................................        (557,270)            --
Notes payable ..............................................................................      (3,445,825)      (5,000,000)
Capital lease obligations ..................................................................      (4,290,000)            --
Common stock issued ........................................................................      (1,615,528)      (5,718,721)
                                                                                                ------------     ------------
Cash used in acquisitions ..................................................................    $  1,841,595     $ 75,568,442
                                                                                                ============     ============


                     AVIATION SALES COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

5.       NOTES PAYABLE:

         On September 18, 1998, in connection with the TIMCO acquisition (see
Note 4), the Company amended its existing credit facility pursuant to the terms of a four year senior secured revolving credit facility (the "Revolving Credit Facility") and increased its availability from $91.4 million to $200.0 million of revolving credit, including a $30.0 million letter of credit sublimit, subject to certain borrowing criteria based on the satisfaction of certain debt ratios. The eligible borrowing base includes certain receivables and inventories of the Company, including certain receivables and inventory of TIMCO. The interest rate on the Revolving Credit Facility is, at the option of the Company,
(a) prime plus a margin, or (b) LIBOR plus a margin, where the respective margin determination is made upon the Company's financial performance over a 12 month period (ranging from 0.0% to 1.0% in the event prime is utilized, or 1.125% to 2.5% in the event LIBOR is utilized). At November 10, 1998, the margin was 0.5% for prime rate loans and 2.0% for LIBOR rate loans. The Company borrowed $70.0 million under the Revolving Credit Facility to complete the TIMCO acquisition. At November 10, 1998, $ 156.4 million was outstanding under the Revolving Credit Facility.

         The Revolving Credit Facility contains certain financial covenants regarding the financial performance of the Company and certain other covenants, including limitations on the amount of annual capital expenditures and the incurrence of additional debt, and provides for the suspension of the Revolving Credit Facility and repayment of all debt in the event of a material adverse change in the business or a change in control. In addition, the Revolving Credit Facility requires mandatory repayments from the proceeds of a sale of assets or an issuance of equity or debt securities or as a result of insufficient collateral to meet the borrowing base requirements thereunder. Substantially all of the Company's assets are pledged as collateral for amounts borrowed. The Revolving Credit Facility will terminate on July 31, 2002. At September 30, 1998, the Company was in compliance with all of the covenants of the Revolving Credit Facility.

         In February, 1998, the Company completed the offering and sale of $165.0 million in senior subordinated notes (the "Notes") due in 2008 with a coupon rate of 8.125% at a price of 99.395%. Proceeds were used to repay all amounts then outstanding under the Company's term, acquisition and revolving credit facilities and to fund the cash requirements related to the acquisition of Caribe and AIDI. In connection with the repayment of the term and acquisition portions of its credit facility, the Company wrote off $981,428 of deferred financing costs resulting in an extraordinary item, net of income taxes, of $598,671 for the nine months ended September 30, 1998.

         The Notes are unconditionally guaranteed, on a senior subordinated basis, by substantially all of the Company's existing subsidiaries and each subsidiary that will be organized in the future by the Company, unless such subsidiary is designated as an unrestricted subsidiary (the "Subsidiary Guarantors"). Subsidiary Guarantees are joint and several, general unsecured obligations of the Subsidiary Guarantors. The Subsidiary Guarantors are all wholly-owned subsidiaries of the Company. At present, the Subsidiary Guarantors comprise all of the direct and indirect subsidiaries of the Company, other than one inconsequential subsidiary. Upon consummation of the TIMCO and Whitehall acquisitions, TIMCO and Whitehall became Subsidiary Guarantors. Subsidiary Guarantees are subordinated in right of payment to all existing and future Senior Debt of Subsidiary Guarantors, including the Revolving Credit Facility, and are also effectively subordinated to all secured obligations of Subsidiary Guarantors to the extent of the assets securing such obligations, including the Revolving Credit Facility. Furthermore, the indenture pursuant to which the Notes have been issued (the "Indenture") permits Subsidiary Guarantors to incur additional indebtedness, including Senior Debt, subject to certain limitations. The Company has not presented separate financial statements and other disclosures concerning each of the Subsidiary Guarantors because management has determined that such information is not material to investors.

         The Notes are redeemable, at the option of the Company, in whole or in part, at any time after February 15, 2003, at the following redemption prices, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date: (i) 2003--104.063%; (ii) 2004--102.708%; (iii) 2005--101.354%;
and (iv) 2006 and thereafter--100%. In addition, on or

                     AVIATION SALES COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

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

         Upon the occurrence of a change of control, the Company will be required to make an offer to repurchase all or any part of holder's Notes at a repurchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the repurchase date. There can be no assurance that the Company will have the financial resources necessary to purchase the Notes upon a change of control or that such repurchase will be permitted under the Revolving Credit Facility.

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

         In connection with the acquisition of Caribe and AIDI (see Note 4), the Company entered into an agreement with the prior owners to pay $5.0 million of the acquisition price over a two year period. Principal payments of $2.5 million plus interest accrued at 8%, are due on March 6, 1999 and March 6, 2000. In connection with the acquisition of Kratz-Wilde (see Note 4), the Company entered into an agreement with the prior owners to pay $2.2 million of the acquisition price over a two year period. Payments of $1,250,000 are due on January 1, 1999 and January 1, 2000. Interest on this note has been imputed at 8%.

         The Company has entered into various term loan agreements to finance certain equipment and rotable parts on long-term lease which secure the loans. These loans, in the original aggregate principal amount of $17.7 million, bear interest ranging from 7.40% to 8.21% and are payable monthly through July 2003. These term loans contain financial and other covenants and mandatory prepayment events, as defined. At September 30, 1998, the Company was in compliance with all covenants of these term loans.

6.       RELATED-PARTY TRANSACTIONS

         On March 13, 1998, the Company entered into an agreement to purchase its Pearland, Texas warehouse facility from a related party. The total purchase price of approximately $1.8 million was paid in cash and through the reduction of amounts receivable from the related party at the date of the transaction.

7.       COMMITMENTS AND CONTINGENCIES:

         The Company's Lake City, Florida maintenance facility ("Aero Corp-Lake City") is taking remedial action, pursuant to Environmental Protection Agency ("EPA") regulations. In addition, the Company was required to perform an environmental site assessment at the facility of a subsidiary in connection with the sale of the facility during the first quarter

                     AVIATION SALES COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

of 1997. The Company does not anticipate any material direct effects upon the capital expenditures, earnings and competitive position of the Company from compliance with present Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment in excess of the Company's reserves. The Company does expect, however, that compliance with such regulations will require, from time to time, both increased operating costs and capital expenditures which may be substantial. As of September 30, 1998 and December 31, 1997, the Company had reserved, in the aggregate, approximately $3.30 million and $3.95 million, respectively, for anticipated environmental remediation costs. Included among the remaining costs to be incurred are anticipated expenditures for testing and monitoring to be performed over a 20 to 30 year period. Actual costs to be incurred in future periods may vary from the estimate, given the inherent uncertainties in evaluating environmental exposures. These uncertainties include the extent of required remediation based on testing and evaluation not yet completed and the varying costs and effectiveness of remediation methods.

         Additionally, there are other areas adjacent to Aero Corp-Lake City's facility that could also require remediation. The Company does not believe it is responsible for these areas; however, it may be asserted that the Company and other parties are jointly and severally liable and are responsible for the remediation of those properties. No estimate of any such costs to the Company is available at this time.

         In connection with the sale of Whitehall's electronics subsidiary, Whitehall was required to perform, at its own expense, an environmental site assessment at the electronics subsidiary's facility. Whitehall was also required to remedy all recognized environmental conditions identified in the assessment to bring such facility into compliance with all applicable Federal, State, and local environmental laws. If the facility is not brought into compliance with environmental laws by December 31, 1998, the buyer, subject to the terms and conditions set forth in the agreement, has the option of requiring Whitehall to repurchase the property for $300,000. The Company has engaged environmental consultants to review potential environmental liabilities at the facility. Such investigation and testing resulted in the identification of likely environmental remedial actions. The Company has completed the preliminary testing for the environmental evaluation of the facility. Based on current testing, technology and environmental law, the Company believes that the likely remediation and compliance costs will be approximately $1 million, which amount had been accrued by Whitehall at December 31, 1997. The Company is in the process of additional testing on this site, which may cause such estimate to increase in the future, depending on the results of such studies. While the possibility does exist that such amount will change due to a change in technology or additional information, the Company does not believe that the compliance and remediation costs with respect to the site will exceed $1 million by an amount material to the Company's financial position or results of operations.

         Future information and developments will require the Company to continually reassess the expected impact of the environmental matters discussed above. Actual costs to be incurred in future periods may vary from the estimate, given the inherent uncertainties in evaluating environmental exposures. These uncertainties included the extent of required remediation based on testing and evaluation not yet completed and the varying costs and effectiveness of remediation methods.

         In May 1991, Lee D. Webster, the former Chairman, President and Chief Executive Officer of Whitehall, brought a claim in the District Court of Dallas County, Texas against Whitehall, Cambridge Capital Fund, L.P. ("Cambridge") and certain members of Whitehall's Board of Directors. The suit originally sought damages arising as a result of the alleged wrongful termination of Mr. Webster's employment with Whitehall. The suit was later amended in October 1994 to include additional contract and tort claims against Cambridge, George F. Baker and John
J. McAtee. The suit, as amended, sought damages in excess of $35 million. In 1995, the court abated one of the contract claims against Whitehall and granted summary judgment in favor of the defendants on all but one of the claims. In February 1996, the Court granted summary judgment on the remaining claim and dismissed the suit with prejudice. Thereafter, Mr. Webster appealed the trial court's ruling to the Texas Court of Appeals and in April 1998 the appeals court affirmed the trial court's determination to grant summary judgment in this matter. All time periods for further appeals have now expired.

         On June 24, 1998, an action captioned Zantop International Airlines, Inc. vs. Aero Corp-Macon, Inc. was filed in the Superior Court of Bibb County, Macon, Georgia. The suit seeks an unspecified amount of damages and certain equitable relief arising out of the July 1997 sale to the defendant (a subsidiary of Whitehall) of certain assets used in connection with the operation of Aero Corp-Macon (see Note 4). The nature of the action involves a contractual dispute relative to certain purchase price adjustments and inventory purchases. The Company intends to vigorously defend this action. Although there can be no assurance, based upon the available facts, the Company believes that the ultimate disposition should not have a material adverse effect upon the financial condition of the Company.

         The Company has been advised by Paine Webber that they intend to assert a claim for a finders fee of approximately $1.0 million based upon the Company's acquisition of TIMCO (See Note 4). This claim arises based upon a 1997 agreement between Whitehall and Paine Webber relating to a proposed acquisition of TIMCO by Whitehall. The Company believes that its acquisition of TIMCO was not within the scope of the Paine Webber/Whitehall agreement and that any claim brought by Paine Webber against the Company under this agreement will be without merit. The Company intends to vigorously defend any claim which may be brought by Paine Webber. Although no assurance can be given, the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the financial condition of the Company.

                     AVIATION SALES COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

         The Company is also involved in other legal proceedings in the normal course of its business. In the opinion of management, the ultimate resolution of these proceedings will not have a material effect on the financial condition of the Company.

8.       EARNINGS PER SHARE:

         The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows:


                                                                          For the Nine Months          For the Three Months
                                                                          Ended September 30,           Ended September 30,
                                                                          1997           1998           1997         1998
                                                                       ----------     ----------     ----------    ----------
Weighted average shares outstanding used in calculating
 basic earnings per share .........................................    12,292,900     12,366,958     12,278,352    12,435,340
Effect of dilutive options ........................................       143,710        268,215        147,359       224,870
                                                                       ----------     ----------     ----------    ----------
Weighted average common and common equivalent
 shares used in calculating diluted earnings per share ............    12,436,610     12,635,173     12,425,711    12,660,210
                                                                       ==========     ==========     ==========    ==========
Options and warrants outstanding which are not included
 in the calculation of diluted earnings per share because
 their impact is antidilutive .....................................        90,000         55,072        258,860       119,143
                                                                       ==========     ==========     ==========    ==========

------------------------
For business combinations accounted for as a pooling of interests, earnings per share computations are based on the aggregate of the weighted-average outstanding shares of the surviving business for all periods presented.

9.       SUBSEQUENT EVENT:

         On October 12, 1998, the Company entered into an agreement to provide for the construction of a build-to-suit facility supporting distribution, component overhaul and corporate headquarter activities. The facility will be constructed in Miramar, Florida and will be leased to the Company for an initial term of five (5) years.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS OR MAY CONTAIN FORWARD-LOOKING STATEMENTS, SUCH AS STATEMENTS REGARDING THE COMPANY'S GROWTH STRATEGY AND ANTICIPATED TRENDS IN THE INDUSTRIES AND ECONOMIES IN WHICH THE COMPANY OPERATES. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON THE COMPANY'S CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS, UNCERTAINTIES AND ASSUMPTIONS (MANY OF WHICH ARE OUTSIDE THE CONTROL OF THE COMPANY) RELATING TO THE COMPANY'S OPERATIONS AND RESULTS OF OPERATIONS, COMPETITIVE FACTORS, SHIFTS IN MARKET DEMAND, AND OTHER RISKS AND UNCERTAINTIES, INCLUDING IN ADDITION TO THOSE DESCRIBED BELOW THOSE DISCLOSED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K, AS AMENDED, FOR THE YEAR ENDED DECEMBER 31, 1997, UNCERTAINTIES WITH RESPECT TO CHANGES OR DEVELOPMENTS IN SOCIAL, BUSINESS, ECONOMIC, INDUSTRY, MARKET, LEGAL AND REGULATORY CIRCUMSTANCES AND CONDITIONS AND ACTIONS TAKEN OR OMITTED TO BE TAKEN BY THIRD PARTIES, INCLUDING THE COMPANY'S CONTRACTORS, CUSTOMERS, SUPPLIERS, COMPETITORS, STOCKHOLDERS, LEGISLATIVE, REGULATORY AND JUDICIAL AND OTHER GOVERNMENTAL AUTHORITIES. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM RESULTS EXPRESSED OR IMPLIED IN ANY FORWARD-LOOKING STATEMENTS MADE BY THE COMPANY IN THIS QUARTERLY REPORT ON FORM 10-Q. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR CIRCUMSTANCES.

OVERVIEW

         The following discussion and analysis should be read in conjunction with the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K (the "Form 10-K"), as amended, for the year ended December 31, 1997 and in the Company's Supplemental Financial Statements filed under Form 8-K/A on October 9, 1998 (the "Form 8-K/A").

RECENT DEVELOPMENTS

         On September 22, 1998, the Company completed the acquisition of Triad International Maintenance Corporation ("TIMCO"), pursuant to a Stock Purchase Agreement dated August 10, 1998 (the "Purchase Agreement") by and among the Company, Primark Corporation, a Michigan corporation (the "Seller") and its wholly-owned subsidiary, TIMCO. Pursuant to the Purchase Agreement, the Company purchased from Seller all of the outstanding common stock of TIMCO for an initial purchase price of $69.0 million in cash. The acquisition was financed from the Company's bank lines of credit. The purchase price was determined in arms-length negotiations between the Company and the Seller. Additionally, as part of the transaction, the Buyer agreed to guaranty certain industrial revenue bond financing incurred in connection with the development of TIMCO's Greensboro operating facilities, in the approximate amount of $11.4 million, and the Company has posted an irrevocable letter of credit to secure its obligations thereunder. Further, as a closing adjustment, the Seller contributed approximately $5.7 million to TIMCO relating to customer deposits, resulting in a net purchase price of $63.3 million (exclusive of transaction costs). The acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon their fair market values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $ 31.4 million. This amount has been recorded as goodwill and will be amortized on a straight-line basis over 15 years. The operations of TIMCO have been included in the accompanying condensed consolidated financial statements from the date of acquisition. TIMCO contributed approximately $3.4 million to the Company's 1998 operating revenues.

         On July 31, 1998, the Company acquired Whitehall Corporation ("Whitehall"), in a transaction accounted for as a pooling of interests, for consideration of 2,844,079 shares of the Company's common stock. The condensed consolidated financial statements and this "Management's Discussion and Analysis of Financial Condition and Results of Operations" gives retroactive effect to the Company's acquisition of Whitehall. For information regarding the Company's supplemental financial statements giving retroactive effect to the Company's acquisition of Whitehall, see the Form 8K/A. For information regarding the Company's financial statements and results of operations without Whitehall, see the Form 10-K, as amended, and the Company's Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 1998.

RESULTS OF OPERATIONS

         The Company's operating results are affected by many factors, including the volume and timing of orders from large customers, the timing of expenditures to purchase inventory in anticipation of future sales, the timing of bulk inventory purchases, the number of airline customers seeking repair services at any time, the Company's ability to fully utilize its available hangar space from period to period, the timeliness of customer aircraft in arriving for scheduled maintenance and the mix of available aircraft spare parts contained, at any time, in the Company's inventory. A large portion of the Company's operating expenses are relatively fixed. Since the Company typically does not obtain long-term purchase orders or commitments from its customers, it must anticipate the future volume of orders based upon the historic purchasing patterns of its customers and upon its discussions with its customers as to their future requirements. Cancellations, reductions or delays in orders by a customer or group of customers could have a material adverse effect on the Company's business, financial condition and results of operations.

         Operating revenues for the nine months ended September 30,1998 increased $112.0 million or 49.4% to $338.8 million from $226.8 million for the same period in 1997. Operating revenues for the three months ended September 30, 1998 increased $46.2 million or 56.8% to $127.5 million from $81.3 million for the same period in 1997. On July 31, 1998, the Company completed its merger with Whitehall in a transaction accounted for as a pooling of interests, for consideration of 2,844,079 shares of the Company's stock. Accordingly the Company's financial statements give retroactive effect for the acquisition of Whitehall. On March 6, 1998 the Company acquired Caribe Aviation, Inc. ("Caribe") and Aircraft Interior Design, Inc. ("AIDI"). The Company's Kratz-Wilde Machine Company operation, ("Kratz-Wilde") was acquired during the fourth quarter of 1997 and Aero-Corp Macon, was acquired by Whitehall during the third quarter of 1997. On September 23, 1998, the Company acquired TIMCO. Each of these acquisitions was accounted for under the purchase method of accounting. As a result of the acquisitions of Caribe, AIDI, Kratz-Wilde and TIMCO, the Company's revenues increased $52.4 million during the nine months ended September 30, 1998 and $21.6 million for the three months ended September 30, 1998. Product and service revenues also increased due to increased customer penetration, increased sales from investments in additional inventories and improved capacity utilization of the airframe maintenance facilities. Service revenues for the nine months ended September 30, 1997 were adversely impacted as a result of unused hangar space that was reserved during 1997 in anticipation of services to be rendered under a U.S. Air Force C-130 maintenance contract awarded in April 1997. The C-130 contract was subsequently canceled at the convenience of the government in June 1997. The C-130 contract provides for reimbursement of costs incurred during its operations and during the third quarter of 1997, a $3.5 million receivable from the government relating to these costs was recorded. The Company is currently negotiating a termination settlement with the government.

         Gross profit increased $34.6 million or 66.0% to $87.0 million, compared with $52.4 million for the nine months ended September 30, 1998 and 1997 respectively. Gross profit margin for the nine months ended September 30, 1998 increased to 25.7% from 23.1% for the same period in 1997. For the three months ended September 30, 1998, gross profit margin increased to 25.6% from 16.2% for the same period in 1997. Margins were negatively impacted in 1997 as a result of the C-130 contract previously discussed, as well as by the write off by Whitehall in the third quarter of 1997 of approximately $3.5 million of account receivables. Gross profit margin was favorably impacted during 1998 due to improved utilization of the Lake City, Florida airframe maintenance, repair and overhaul facility. Without the results of Whitehall, gross profit margin would have been 28% for the three months ended September 30, 1998.

         The Company's operating expenses increased $11.2 million to $45.4 million for the nine months ended September 30, 1998 compared with $34.2 million for the same period in 1997 and $2.2 million to $14.9 million for the three months ended September 30, 1998 compared with $12.7 million for the same period in 1997. Included in the 1998 operating expenses were $1.8 million of merger expenses relating to the Whitehall merger. Operating expenses as a percentage of operating revenues for the 1998 nine month period were 13.4% (12.9% after adjustment for Whitehall merger expenses), compared to 15.1% for 1997. The improvement in operating leverage is due primarily to economies of scale and improved operating efficiencies.

         Interest expense for the nine months ended September 30, 1998 increased by $9.3 million from period to period due to net borrowings of $238.3 million during the last three months of 1997 and the first nine months of 1998 to finance the acquisitions of Kratz-Wilde, Caribe and TIMCO, inventory acquisitions and equipment held for lease.

         Other income in 1998 consists primarily of equity in the earnings of Av Aero. Other expense in 1997 includes equity in Av Aero's earnings, as well as a $4.5 million writedown of Whitehall's investment in the preferred stock of Hydroscience Technologies, Inc. and a $727,000 gain on the sale by Whitehall of its electronics subsidiary.

         As a result of the above factors, income before income taxes and extraordinary item for the nine months ended September 30, 1998 was $28.8 million, an increase of 195.6% over the same period in 1997.

         In connection with the repayment of the term and acquisition portions of the credit facility utilizing the proceeds of the Company's Senior Subordinated Notes due 2008, the Company wrote off, during the first quarter of 1998, $1.0 million of deferred financing costs resulting in an extraordinary item, net of income taxes, of $0.6 million.

         After accounting for income taxes and the extraordinary item, net income for the nine months ended September 30, 1998 was $17.3 million ($1.37 per diluted share) compared to net income of $6.0 million ($0.48 per diluted share) for the nine months ended September 30, 1997. Weighted average common and common equivalent shares outstanding (diluted) were 12.6 million during the nine months ended September 30, 1998 compared with 12.4 million for the nine months ended September 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES

     CASH

         Cash used in operations during the nine months ended September 30, 1997 and 1998 was $37.3 million and $45.4 million, respectively. Cash used in investing activities during the nine months ended September 30, 1997 and 1998 was $14.6 million and $108.5 million, respectively. The Company continues to invest in spare parts inventories in order to support increased parts sales. During the nine months ended September 30, 1997 and 1998, the Company financed its operating and investing activities primarily with its cash flow from financing activities, amounting to $51.3 million and $163.3 million, respectively.

     CREDIT FACILITY

         On September 18, 1998, in connection with the TIMCO acquisition (see
Note 5 in the accompanying Notes to Condensed Consolidated Financial Statements), the Company amended its existing credit facility pursuant to the terms of a four year senior secured revolving credit facility (the "Revolving Credit Facility") and increased its availability from $91.4 million to $200.0 million of revolving credit, including a $30.0 million letter of credit sublimit, with certain borrowings based on the satisfaction of certain debt ratios. The eligible borrowing base includes certain receivables and inventories of the Company, including certain receivables and inventory of TIMCO. The interest rate on the Revolving Credit Facility is, at the option of the Company,
(a) prime plus a margin, or (b) LIBOR plus a margin, where the respective margin determination is made upon the Company's financial performance over a 12 month period (ranging from 0.0% to 1.0% in the event prime is utilized, or 1.125% to 2.5% in the event LIBOR is utilized). At November 10, 1998, the margin was 0.5% for prime rate loans and 2.0% for LIBOR rate loans. The Company borrowed $70.0 million under the Revolving Credit Facility to complete the TIMCO acquisition. At November 10, 1998, $156.4 million was outstanding under the Revolving Credit Facility.

         The Revolving Credit Facility contains certain financial covenants regarding the financial performance of the Company and certain other covenants, including limitations on the amount of annual capital expenditures and the incurrence of additional debt, and provides for the suspension of the Revolving Credit Facility and repayment of all debt in the event of a material adverse change in the business or a change in control. In addition, the Revolving Credit Facility requires mandatory repayments from the proceeds of a sale of assets or an issuance of equity or debt securities or as a result of insufficient collateral to meet the borrowing base requirements thereunder. Substantially all of the Company's assets are pledged as collateral for amounts borrowed. The Revolving Credit Facility will terminate on July 31, 2002. At September 30, 1998, the Company was in compliance with all of the covenants of the Revolving Credit Facility.

     SENIOR SUBORDINATED NOTES

         In February, 1998 the Company completed the offering and sale of $165.0 million in senior subordinated notes (the "Notes") due in 2008 with a coupon rate of 8.125% at a price of 99.395%. Proceeds were used to repay all amounts outstanding under the Company's term, acquisition and revolving credit facilities and to fund the cash requirements related to the acquisition of Caribe and AIDI. The funds repaid under the Credit Facility included amounts borrowed during 1997 to repay assumed indebtedness of Aerocell and Apex in connection with those acquisitions and borrowings incurred to fund the purchase price in connection with the acquisition of Kratz.

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

         The indenture pursuant to which the Notes have been issued (the "Indenture") permits the Company and its subsidiaries to incur substantial additional indebtedness, including Senior Debt. Under the Indenture, the Company may borrow unlimited additional amounts so long as after incurring such debt the Company meets a fixed charge coverage ratio for the most recent four fiscal quarters of 2.0 to 1 until February 15, 2000 and 2.25 to 1 thereafter. At September 30, 1998, the Company's fixed charge coverage ratio for the last four fiscal quarters was 3.1 to 1. Additionally, the Indenture allows the Company to borrow and have outstanding additional amounts of indebtedness (even if the Company does not meet the required fixed charge coverage ratios), up to enumerated limits. The Notes are also effectively subordinated in right of payment to all existing and future liabilities of any subsidiaries of the Company which do not guarantee the Notes.

         The Notes are unconditionally guaranteed, on a senior subordinated basis, by substantially all of the Company's existing subsidiaries and each subsidiary that will be organized in the future by the Company, unless such subsidiary is designated as an unrestricted subsidiary (the "Subsidiary Guarantors"). Subsidiary Guarantees are joint and several, full and unconditional, general unsecured obligations of Subsidiary Guarantors. Subsidiary Guarantees are subordinated in right of payment to all existing and future Senior Debt of Subsidiary Guarantors, including the Credit Facility, and are also effectively subordinated to all secured obligations of Subsidiary Guarantors to the extent of the assets securing such obligations, including the Credit Facility. Furthermore, the Indenture permits Subsidiary Guarantors to incur additional indebtedness, including senior debt, subject to certain limitations.

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

         Upon the occurrence of a change of control, the Company will be required to make an offer to repurchase all or any part of holder's Notes at a repurchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the repurchase date. There can be no assurance that the Company will have the financial resources necessary to purchase the Notes upon a change of control or that such repurchase will be permitted under the Revolving Credit Facility.

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

     OTHER NOTES

         The Company has entered into various term loan agreements to finance certain equipment and rotable parts on long-term lease which secure the loans. These loans, in the original aggregate principal amount of $17.7 million, bear interest ranging from 7.40% to 8.21% and are payable monthly through July 2003. These term loans contain financial and other covenants and mandatory prepayment events, as defined. At September 30, 1998, the Company was in compliance with all covenants of these term loans.

         In connection with its acquisition of Kratz-Wilde, AVS/Kratz-Wilde Machine Company, a subsidiary of the Company, delivered a non-interest bearing promissory note in the original principal amount of $2.2 million, which was guaranteed by the Company, to the seller. At September 30, 1998, the Company was in compliance with the terms of this promissory note.

         In connection with its acquisition of Caribe and AIDI, on March 6, 1998 Aviation Sales Manufacturing & Repair Company, a subsidiary of the Company, delivered a promissory note in the original principal amount of $5.0 million, which was guaranteed by the Company, to the seller. The note is payable over a two year period with interest at the rate of 8% per annum.

     CAPITAL EXPENDITURES

         During the nine month periods ended September 30, 1997 and 1998, the Company incurred capital expenditures of approximately $11.2 million and $11.5 million, respectively, primarily to renovate the maintenance facility operated by Aero Corp- Lake City and to make enhancements to the Company's management information systems, telecommunications systems and other capital equipment and improvements. Several of the Company's current management information systems are not Year 2000 compliant. The Company is currently implementing a new management information system, which among other things, management believes will allow the Company to continue to maintain its competitive advantage resulting from the availability of information regarding its market and will mitigate the Year 2000 issues currently inherent in the Company's existing systems. The cost of the new MIS system is expected to be approximately $8.0 million, which will be incurred over approximately a two-year period. Financing for the new system will be provided from operations and from borrowings under the Revolving Credit Facility.

         On October 12, 1998, the Company entered into a contractor agreement to provide for the construction of a build-to-suit facility supporting distribution, component overhaul and corporate headquarter activities. The facility will be constructed in Miramar, Florida and will be leased to the Company for an initial term of five (5) years.

         As part of its growth strategy, the Company intends to continue to pursue acquisitions of bulk inventories of aircraft spare parts and complementary businesses. Financing for such activities would be provided from operations and from borrowings under the Revolving Credit Facility. The Company may also in the future issue additional debt and/or equity securities in connection with financing one or more of its activities, although the Company does not have any current plans to issue additional securities. The Company believes that cash flow from operations and borrowing availability under the Revolving Credit Facility will be sufficient to satisfy the Company's anticipated working capital requirements over the next twelve months.

     ENVIRONMENTAL

         The Company is taking remedial action pursuant to Environmental Protection Agency ("EPA") and Florida Department of Environmental Protection ("FDEP") regulations at Aero Corp-Lake City. Ongoing testing is being performed and new information is being gathered to continually assess the impact and magnitude of the required remediation efforts on the Company. Based upon the most recent cost estimates provided by environmental consultants, the Company believes that the total remaining testing, remediation and compliance costs for this facility will be approximately $2.4 million, which had been accrued at September 30, 1997. Testing and evaluation for all known sites on Aero Corp-Lake City's property is substantially complete and the Company has commenced a remediation program. The Company is currently monitoring the remediation, which will extend into the future. During 1997, the Company's accruals were increased because of this monitoring which indicated a need for new equipment and additional monitoring. Based on current testing, technology, environmental law and clean-up experience to date, the Company believes that it has established an accrual for a reasonable estimate of the costs associated with its current remediation strategies.

         Additionally, there are other areas adjacent to Aero Corp-Lake City's facility that could also require remediation. The Company does not believe that it is responsible for these areas; however, it may be asserted that Whitehall and other parties are jointly and severally liable and are responsible for the remediation of those properties. No estimate of any such costs to the Company is available at this time.

         In connection with the sale of Whitehall's electronics subsidiary, Whitehall was required to perform, at its own expense, an environmental site assessment at the electronics subsidiary's facility. Whitehall was also required to remedy all recognized environmental conditions identified in the assessment to bring such facility into compliance with all applicable Federal, State, and local environmental laws. If the facility is not brought into compliance with environmental laws by December 31, 1998, the buyer, subject to the terms and conditions set forth in the agreement, has the option of requiring Whitehall to repurchase the property for $300,000. The Company has engaged environmental consultants to review potential environmental liabilities at the facility. Such investigation and testing resulted in the identification of likely environmental remedial actions. The Company has completed the preliminary testing for the environmental evaluation of the facility. Based on current testing, technology and environmental law, the Company believes that the likely remediation and compliance costs will be approximately $1 million, which amount had been accrued by Whitehall at December 31, 1997. The Company is in the process of additional testing on this site, which may cause such estimate to increase in the future, depending on the results of such studies. While the possibility does exist that such amount will change due to a change in technology or additional information, the Company does not believe that the compliance and remediation costs with respect to the site will exceed $1 million by an amount material to the Company's financial position or results of operations. Future information and developments will require the Company to continually reassess the expected impact of the environmental matters discussed above. Actual costs to be incurred in future periods may vary from the estimate, given the inherent uncertainties in evaluating environmental exposures. These uncertainties included the extent of required remediation based on testing and evaluation not yet completed and the varying costs and effectiveness of remediation methods.

IMPACT OF THE YEAR 2000


         As described above, the Company is currently implementing a new management information system to mitigate the Year 2000 issues currently inherent in the Company's existing systems. The Company is also currently assessing its information technology systems and its non information technology systems to determine if it has other Year 2000 issues which need to be addressed, and is currently addressing the issue of the impact on the Company of Year 2000 issues of its customers and suppliers. The Company expects to be in a position to report on those matters by December 31, 1998.

                           PART II. OTHER INFORMATION


Item 1.      LITIGATION

             See Note 7 to the Company's Unaudited Condensed Consolidated Financial Statements included in this filing.

Item 2.      CHANGES IN SECURITIES

             Not applicable

Item 3.      DEFAULTS UPON SENIOR SECURITIES

             None

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

                           At the Company's 1998 Annual Meeting of Stockholders
                  on July 30, 1998, the stockholders of the Company voted upon and elected the following directors and approved and adopted the following proposals:


                           (A) To approve a transaction whereby the Company will
                  issue 2,844,079 shares of the Company's common stock in exchange for all of the issued and outstanding shares of Whitehall and will issue up to 257,150 shares of Company common stock upon exercise of outstanding options to purchase Whitehall common stock pursuant to the Agreement and Plan of Merger, dated as of March 26, 1998, by and among the Company, WHC Acquisition Corp., a wholly-owned subsidiary of the Company, and Whitehall(6,940,573 votes were cast in favor of this proposal, 3,486 were cast against this proposal and there were 2,690 abstentions and broker non- votes).


                  (B)  DIRECTOR NOMINEE      VOTES CAST FOR       VOTES AGAINST
                       ----------------      --------------       --------------
                        Robert Alpert          7,556,066              24,881
                                             ---------------      --------------
                        Philip B. Schwartz     7,577,656              39,586
                                             ---------------      --------------

                           (C) To ratify the selection of Arthur Andersen LLP as
                  Company's independent auditors for the 1998 fiscal year. (7,577,656 votes were cast in favor of this proposal, 1,601 votes were cast against this proposal and there were 1,690 abstentions and broker non-votes).

Item 5.      OTHER INFORMATION

             None

Item 6.      EXHIBITS AND REPORTS ON FORMS 8-K

(a)           EXHIBITS

EXHIBIT NO.  DESCRIPTION

     10.1

                  Stock Purchase Agreement dated August 20, 1998 by and among Aviation Sales Maintenance, Repair & Overhaul Company, Primark Corporation and Triad

                  International Maintenance Corporation.(Incorporated by reference from the Company's Current Report on Form 8-K filed October 7, 1998).

     10.2 First Amendment to Stock Purchase Agreement dated September 22,1998. (Incorporated by reference from the Company's Current Report on Form 8-K filed October 7, 1998).

     10.3 Amendment No. 2 and Consent dated as of September 18, 1998 to the Third Amended and Restated Credit Agreement dated as of October 17, 1997 among Aviation Sales Operating Company, Aerocell Structures, Inc., AVS/Kratz- Wilde Machine Company, the Company, the Lenders, and Citicorp USA, Inc., as agent (Incorporated by reference from the Company's Current Report on Form 8-K filed November 7, 1998).


     27           Financial Data Schedule

   (b)            REPORTS ON FORM 8-K

                  (i) Current Report on Form 8-K filed on August 14, 1998

                  (ii) Current Report on Form 8-K filed on August 27, 1998

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  AVIATION SALES COMPANY


                                  BY: /s/ JOSEPH E. CIVILETTO
                                  ---------------------------------------------
                                  Joseph E. Civiletto, Vice President and CFO

                                  Dated: November 16, 1998

                                 EXHIBIT INDEX


EXHIBIT               DESCRIPTION
------                -----------

  27                  Financial Data Schedule