Form 10-K
period 1998-12-31
AVIATION SALES CO
filed 1999-03-31
CIK 1012159

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                           Commission File No. 1-11775

                             AVIATION SALES COMPANY
             (Exact name of registrant as specified in its charter)

            DELAWARE                           65-0665658
--------------------------------          ---------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identification No.)

        6905 N.W. 25TH STREET, MIAMI, FLORIDA                      33122
-----------------------------------------------------          --------------
      (Address of principal executive offices)                   (Zip Code)

                                 (305) 592-4055
                         (Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

        TITLE OF EACH CLASS                           NAME OF EACH EXCHANGE ON WHICH REGISTERED
   -----------------------------                      -----------------------------------------
   Common Stock, par value $.001                               New York Stock Exchange
             per share

Securities registered pursuant to section 12(g) of the Exchange Act:

                                      None

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) is contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 15, 1999, 12,553,775 shares of Common Stock were outstanding and the aggregate market value (based on the closing price on the New York Stock Exchange on March 15, 1999, which was $44.69 per share) of the Common Stock held by non-affiliates was approximately $378,755,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held in May 1999 are incorporated by reference into Part III hereof. Certain exhibits listed in Part IV of this Annual Report on Form 10-K are incorporated by reference from prior filings made by the Registrant under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

                                     PART I

ITEM 1.           BUSINESS

UNLESS THE CONTEXT OTHERWISE REQUIRES, REFERENCES TO THE "COMPANY" IN THIS ANNUAL REPORT ON FORM 10-K INCLUDES AVIATION SALES COMPANY AND ITS SUBSIDIARIES.

THIS ANNUAL REPORT ON FORM 10-K CONTAINS OR MAY CONTAIN FORWARD-LOOKING STATEMENTS, SUCH AS STATEMENTS REGARDING THE COMPANY'S GROWTH STRATEGY AND ANTICIPATED TRENDS IN THE INDUSTRY IN WHICH THE COMPANY OPERATES. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON THE COMPANY'S CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATING TO THE COMPANY'S OPERATIONS AND RESULTS OF OPERATIONS, COMPETITIVE FACTORS, SHIFTS IN MARKET DEMAND, AND OTHER RISKS AND UNCERTAINTIES, INCLUDING, IN ADDITION TO THOSE DESCRIBED BELOW AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K, THE COMPANY'S ABILITY TO ACQUIRE ADEQUATE INVENTORY AND TO OBTAIN FAVORABLE PRICING FOR SUCH INVENTORY, COMPETITIVE PRICING FOR THE COMPANY'S PRODUCTS AND SERVICES, INCREASED COMPETITION IN THE AIRCRAFT SPARE PARTS REDISTRIBUTION AND MAINTENANCE, REPAIR AND OVERHAUL MARKETS, THE ABILITY TO CONSUMMATE SUITABLE ACQUISITIONS, UTILIZATION RATES FOR THE COMPANY'S MR&O FACILITIES, THE ABILITY TO EFFECTIVELY INTEGRATE RECENTLY COMPLETED AND FUTURE ACQUISITIONS, ECONOMIC FACTORS WHICH AFFECT THE AIRLINE INDUSTRY AND CHANGES IN GOVERNMENT REGULATIONS. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM RESULTS EXPRESSED OR IMPLIED IN ANY FORWARD-LOOKING STATEMENTS MADE BY THE COMPANY IN THIS ANNUAL REPORT ON FORM 10-K. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR CIRCUMSTANCES.

GENERAL

Aviation Sales Company is a leading provider of fully integrated aviation inventory and maintenance, repair and overhaul services, and the Company believes that it is the largest independent provider of heavy maintenance services for aircraft in North America and the largest redistributor of aircraft parts in the world. The Company sells aircraft spare parts and provides inventory management services and maintenance, repair and overhaul ("MR&O") services to commercial passenger airlines, air cargo carriers, maintenance and repair facilities and other redistributors throughout the world. Parts sold by the Company include rotable and expendable airframe and engine components for commercial airplanes, including Boeing, McDonnell Douglas, Lockheed and Airbus aircraft and Pratt & Whitney, General Electric and Rolls Royce jet engines. MR&O services offered by the Company through its six FAA-licensed repair stations include aircraft heavy maintenance and modification and repair and overhaul on a wide range of aircraft and aircraft components. Inventory management services offered by the Company include purchasing services, repair management, warehouse management, aircraft disassembly services, and consignment and leasing of inventories of aircraft parts and engines. The Company also manufactures certain aircraft parts for sale to original equipment manufacturers ("OEMs"), including precision engine parts.

The Company believes that the annual worldwide market for aircraft spare parts is approximately $11.0 billion, of which approximately $1.3 billion reflects annual sales of aircraft spare parts in the redistribution market. The market for spare parts and the redistribution market in particular are growing due to
(i) the increasing size and the age of the worldwide airline fleet (the worldwide fleet of commercial airplanes is expected to more than double from 1997 to 2017) and (ii) increased outsourcing by airlines of inventory management functions in response to cost control pressures. These pressures have also contributed to a reduction in the number of approved vendors utilized by airlines and maintenance and repair facilities, which in turn has led to consolidation in the redistribution market. The aircraft spare parts redistribution market is highly fragmented, with a limited number of large, well-capitalized companies including the Company selling a broad range of aircraft spare parts, and numerous smaller competitors servicing specialized niches.

The Company believes that the total worldwide market for MR&O services is approximately $27.0 billion annually and that $5.3 billion of that amount represents commercial airframe MR&O services being provided in North America. Approximately 65% of the North American services are currently being performed by airlines themselves, with the remaining demand being outsourced to independent providers such as the Company. Due to the increasing size and age of the worldwide air fleet, increased outsourcing by airlines and air cargo carriers seeking to control their costs and reductions in the number of approved vendors utilized by such airlines and air cargo carriers, the Company believes that the demand for MR&O services from large, fully integrated independent providers such as the Company will continue to increase in the future.

The Company's strategy is to be the vendor of choice to its customers, providing total inventory solutions and total aircraft maintenance solutions to meet their spare parts and MR&O requirements. The Company believes that future growth in its business will come from internal growth combined with growth through additional acquisitions of companies which expand or add to the Company's existing product and service offerings. Internal growth is expected to be achieved through continued customer penetration in existing markets, expansion into new product areas, continued investment in the size and breadth of its inventory and by continuing to offer customers a broad array of inventory management and MR&O services. These services allow the Company's customers to reduce their costs of operations by outsourcing some or all of their inventory management and MR&O functions and to take advantage of opportunities to maximize the value of their spare parts inventory. Additionally, the Company's position as a leading redistributor of aircraft spare parts allows the Company to better service its MR&O customers, due to the timely availability of the Company's extensive parts inventory to its MR&O operations. The Company also manufactures certain aircraft parts which the Company sells to OEM customers. The Company believes that its manufacturing capabilities allow it to better service its existing and future customers, providing it with a competitive advantage. The Company believes that providing a diversified platform of products and services, combined with the Company's superior management information systems, financial strength and access to capital markets, will allow the Company to capitalize on the current industry environment and to take advantage of favorable industry trends.

INDUSTRY OVERVIEW

GROWTH IN MARKET FOR AIRCRAFT SPARE PARTS AND MR&O SERVICES

According to Boeing's 1998 Current Market Outlook (the "Boeing Report"), the worldwide fleet of commercial airplanes is expected to double from approximately 12,300 airplanes at the end of 1997 to approximately 26,200 airplanes by 2017. Further, the Boeing Report projects that cargo jet aircraft will increase from approximately 1,430 airplanes in 1997 to approximately 2,706 airplanes by 2017. The majority of the airplanes delivered to cargo operators are expected to be used aircraft converted from commercial passenger service. Additionally, the Company believes that the number of planes in service for more than 10 years is continuing to increase, and that these older planes are the primary market for redistributors and for independent providers of MR&O services. The Company believes that all of these factors will increase the demand for aircraft spare parts from the redistribution market and for MR&O services.

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

INCREASED OUTSOURCING OF INVENTORY MANAGEMENT AND MR&O FUNCTIONS

Airlines incur substantial expenditures in connection with fuel, labor and aircraft ownership. Further, airlines have come under increasing pressure during the last decade to reduce the costs associated with providing air transportation services. While several of the expenditures required to operate an airline are beyond the direct control of airline operators (e.g., the price of fuel), the Company believes that obtaining replacement parts from the redistribution market and outsourcing inventory management and MR&O functions are areas in which airlines can reduce their operating costs. Outsourcing inventory management and MR&O functions allows these functions to be handled less expensively and more efficiently by an operator such as the Company that can achieve economies of scale unavailable to individual airlines.

REDUCTION IN NUMBER OF SELECTION VENDORS

In order to reduce costs and streamline decisions, airlines have been reducing the number of their approved vendors. During the last few years, several major airlines have reduced their supplier lists from as many as 50 to a core group of five to ten suppliers. As a result of reductions in the supplier base by airlines, there has been and the Company believes there will continue to be a consolidation in the redistribution and MR&O markets. Further, over the last few years, several smaller and start-up airlines have chosen to lease inventories of aircraft spare parts in order to preserve capital while maintaining adequate spare parts support.

CONSIGNMENT AND BULK PURCHASES

Certain of the Company's customers adjust inventory levels on a periodic basis by disposing of excess aircraft parts. Traditionally, larger airlines have used internal purchasing agents to manage such dispositions. The Company believes that major airlines and other owners of aircraft spare parts, in order to concentrate on their core businesses and to more effectively redistribute their excess parts inventories, are increasingly entering into long-term consignment agreements with redistributors. By consigning inventories to a redistributor such as the Company, customers are able to distribute their aircraft spare parts to a larger number of prospective inventory buyers, allowing customers to maximize the value of their inventory. Consignment also enables the Company to offer for sale a significant parts inventory at minimal capital cost to the Company. Consignment agreements are generally entered into on a long-term basis for a large group of parts or entire airplanes which are disassembled for sale of the individual parts. In the Boeing Report, it is noted that approximately 3,732 aircraft will be removed from active commercial service between 1997 and 2017. Many of these aircraft will be disassembled in order to sell their parts.

COMPETITIVE STRENGTHS

The Company believes that its competitive position in the markets which it serves is based on its diverse product and service offerings, sophisticated inventory management information systems and a consistent record of meeting rigorous customer requirements.

DIVERSIFIED PLATFORM OF PRODUCTS AND SERVICES

The Company believes that the breadth of services which it provides to its customers, including a wide range of parts repair, MR&O and inventory management services, and specialized manufacturing, allows the Company to be a vendor of choice to its customers in a highly fragmented industry. The Company has over 1,000 customers, including commercial passenger airlines, air cargo carriers and maintenance and repair facilities.

LARGE INVENTORY BASE

The Company believes that it has one of the largest inventories of aircraft spare parts in the world, with over 555,000 line items currently in stock. The Company's inventory supports the worldwide commercial fleet of over 11,500 aircraft including Airbus A300, A31x, A32x and A340 series aircraft, Boeing 707, 727, 737, 747, 757, 767 and 777 series aircraft, McDonnell Douglas DC-8, DC-9, DC-10, MD-8x and MD-11 series aircraft, and the Lockheed L-1011 aircraft. In addition, the Company has parts available for the following engine types:
General Electric CF6, SNECMA CFM-56, Pratt and Whitney JT-3, JT-8, JT-9 and PW-2000 and the Rolls Royce RB-211.

EMPHASIS ON QUALITY CONTROL

The Company incurs significant expenses to maintain the most stringent quality control of its products and services and the Company has continually met or exceeded these requirements. The Company also performs testing and certification procedures on all of the products that it manufactures, repairs and overhauls, and maintains detailed records to ensure traceability of the aircraft spare parts in its inventory and the production of and service on each aircraft component and airplane. The expense required to institute and maintain the Company's quality control procedures represents a barrier to entry for other companies.

PROPRIETARY MANAGEMENT INFORMATION SYSTEMS

The Company's proprietary management information systems comprise an integral component of the Company's position as a leader in its industry. As industry, regulatory and public awareness have focused on safety, documentation and traceability of aircraft parts have become key factors in determining which companies will be able to effectively compete in the redistribution business. The requirement to be able to provide documentation about each part sold has also made it more expensive for new entrants to become involved in the redistribution market, and therefore acts as a barrier to new entrants into the market. The Company's MIS systems collect and report data regarding inventory turnover, documentation, pricing, market availability and customer demographic information on more than 35 million line items. Access to such information enables the Company to be aware of and to capitalize on the changing trends in the marketplace. The Company utilizes electronic data scanning and document image storage technology for rapid and accurate retrieval of inventory traceability documents. The Company is continuing to invest in technology to maintain its strength in this area. In that regard, the Company is implementing new management information systems that management believes will allow the Company to maintain its competitive advantage, as well as mitigate the Year 2000 issues currently inherent in the Company's existing systems. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Impact of the Year 2000."

WORLDWIDE MARKETING PRESENCE

The Company conducts business in more than 100 countries and utilizes sales representatives in 23 countries. This international presence allows the Company to meet the demands of its global customer base and provides for a timely supply of parts and services. During the years ended December 31, 1996, 1997 and 1998, 29%, 24% and 18 %, respectively, of the Company's operating revenues were derived from sales to international customers and 71%, 76% and 82%, respectively, of the Company's operating revenues were derived from sales to domestic customers. For further information, see Note 9 to Notes to Consolidated Financial Statements.

SIGNIFICANT FINANCIAL AND OTHER RESOURCES

As a result of the Company's capital position, the Company is able to take advantage of opportunities which arise in the market from time to time to expand its products and services, make selected acquisitions and evaluate bulk purchases of inventory. The Company's market presence, industry experience, sophisticated MIS systems and capital strength enable the Company to quickly analyze and complete purchases, giving the Company a competitive advantage in the market.

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

Aircraft spare parts conditions are classified within the industry as (a) factory new, (b) new surplus, (c) overhauled, (d) serviceable and (e) as removed. A factory new or new surplus part is one that has never been installed or used. Factory new parts are purchased from manufacturers or their authorized distributors. New surplus parts are purchased from excess stock of airlines, repair facilities or other redistributors. An overhauled part has been completely disassembled, inspected, repaired, reassembled and tested by a licensed repair facility. An aircraft spare part is classified serviceable if it is repaired by a licensed repair facility rather than completely disassembled as in an overhaul. A part may also be classified serviceable if it is removed by the operator from an aircraft or engine while operating under an approved maintenance program and is functional and meets any manufacturer or time and cycle restrictions applicable to the part. A factory new, new surplus, or overhauled part designation indicates that the part is eligible for immediate use on an aircraft. A part in an as removed condition requires functional testing, repair or overhaul by a licensed facility prior to being returned to service in an aircraft.

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

OPERATIONS

The Company's core business is the buying and selling of aircraft spare parts and the providing of MR&O and inventory management services. Additionally, the Company manufactures aircraft parts for sale to OEM customers.

SALES OF AIRCRAFT SPARE PARTS AND INVENTORY MANAGEMENT SERVICES

The daily operations of the Company encompass inventory sales, brokering and exchanging aircraft spare parts. The Company advertises its available inventories held for sale or exchange on the Inventory Locator Service ("ILS") and the Airline Inventory Redistribution System ("AIRS") electronic databases. Buyers of aircraft spare parts can access the ILS and AIRS databases and determine the companies which have the desired inventory available. The Company estimates that 70% of its daily sales activity results from an ILS or AIRS inquiry. All major airlines and repair agencies subscribe to one or both of these databases and, accordingly, the Company maintains continual on-line direct access with them. The Company also maintains direct Electronic Data Interchanges ("EDI") with significant customers. These programs provide for the electronic exchange of pricing and availability from the Company to the customer in response to an electronic request for quotation. ILS and AIRS do not, however, list price information relating to particular parts. Knowledge of the value of particular parts is provided by the Company's proprietary database.

The Company currently has over 555,000 line items in stock with market availability, pricing and historical data available on more than 35 million line items. The Company sells new, overhauled and serviceable replacement parts from its inventory. Additionally, the Company will purchase parts on behalf of its customers against specific orders. The Company also offers a customer exchange program for rotables. In an exchange transaction, the Company exchanges a new surplus, overhauled or serviceable part taken from stock with a customer's as-removed part which has failed. The Company receives an exchange fee for completing the transaction, plus reimbursement from the customer for the cost to overhaul or repair the as-removed unit. If the as-removed part cannot be repaired, it is returned to the customer and the exchange transaction is converted to an outright sale at a sales price agreed upon at the time the exchange transaction was negotiated.

The Company meets the outsourcing requirements of its customers through providing a number of inventory management services which assist airlines in streamlining their inventory management operations while utilizing their capital more efficiently and reducing their costs. Through the offering of various services, the Company believes it can provide an inventory management program geared to a customer's particular requirements. These services include consignment, purchasing services and repair management, aircraft disassembly, warehouse management and leasing.

By consigning inventories to a redistributor such as the Company, customers are able to distribute their aircraft spare parts to a larger number of prospective inventory buyers, allowing the customer to maximize the value of their inventory. Consignment also enables the Company to offer for sale significant parts inventory at minimal capital cost to the Company. The Company also provides repair management services to certain of its customers, whereby the Company receives a fee for managing a customer's spare parts repair requirements. The Company provides "teardown" services at its Ardmore, Oklahoma facility. The Company primarily disassembles airplanes to obtain aircraft spare parts for its inventory, but also tears down airplanes in connection with consignment arrangements and for the purpose of returning disassembled aircraft spare parts directly to a customer. In addition, the Company provides warehouse management services which allow a customer to avoid the costs associated with the operation of its own inventory warehouse facility by maintaining inventory at the Company's warehouse facility. The Company also will manage a customer's inventory at the customer's own facility.

The Company (through its subsidiary, Aviation Sales Leasing Company) provides long-term leasing of inventories of aircraft spare parts to airline customers. An increasing number of smaller and start-up airlines have chosen to lease aircraft spare parts in order to preserve capital while maintaining adequate spare parts support. The Company believes that it has a competitive advantage in aircraft engines and aircraft spare parts leasing due to its ability to maximize the residual value of the parts after termination of the lease through sales of the parts in the ordinary course of its business. As of December 31, 1996, 1997 and 1998, the Company had $18.0 million, $22.8 million and $28.4 million, respectively, of aircraft parts inventories on long-term lease.

MANUFACTURING SERVICES

The Boeing Report projects that global air travel will increase by an average of 5% per year through the year 2007. In addition, average passenger fleet miles flown are also expected to increase significantly over the next few years, requiring current operators to increase the size of their fleets. Further, many new airlines are expected to commence operations in the United States and abroad. These increases in passenger travel and the number of aircraft in service increases the demand for manufacture services. Consequently, the Company foresees the manufacture of aircraft parts as a significant growth opportunity for it, and as an integral component of the Company's expansion strategy.

The Company currently owns two companies which manufacture aircraft parts for sale to OEMs:

         AVS/Kratz-Wilde Machine Company ("Kratz-Wilde") specializes in the manufacture of machined components primarily for jet engines, and also produces automotive and faucet components. Kratz-Wilde is a leading supplier of CFM56 and CF6 engine components to General Electric's Aircraft Engine business. Kratz-Wilde's operations are housed in three manufacturing facilities in the greater Cincinnati area. Kratz-Wilde provides the Company with precision manufacturing capabilities which the Company believes will allow it to expand its relationship with its current and future OEM customers.

         Apex Manufacturing, Inc. ("Apex"), located in Phoenix, Arizona, manufactures precision aerospace parts and specializes in the machining of metal parts, including precision shafts, fuel shrouds, housings and couplings for aerospace actuating systems, fuel controls and engines.

MAINTENANCE, REPAIR AND OVERHAUL SERVICES

In 1997, the Company made a strategic decision to expand the services which it provides to include the MR&O of aircraft. Through Aerocell Structures, Inc. ("Aerocell"), Caribe Aviation, Inc. ("Caribe"), Aircraft Interior Design, Inc. ("Aircraft Interior"), and the Triad International Maintenance Corporation ("TIMCO"), which has facilities in Greensboro, North Carolina, Lake City, Florida and Macon, Georgia, the Company provides fully integrated MR&O services for commercial, military and freighter aircraft and for a variety of aircraft parts.

REPAIR SERVICES

The Company provides repair services at its three FAA licensed repair stations, Aerocell, Caribe and Aircraft Interior. Aerocell, acquired in September 1997, specializes in the MR&O of airframe components, including flight controls, doors, fairing panels, nacelle systems and exhaust systems. Caribe, acquired in March 1998, is a FAA-licensed repair station specializing in the maintenance, repair and overhaul of hydraulic, pneumatic, electrical and electromagnetic aircraft components, as well as avionics and instruments on Airbus and Boeing aircraft. Aircraft Interior manufactures plastic cabin interior replacement parts under FAA-PMA approval and refurbishes aircraft interior components, including passengers and crew seats.

AIRCRAFT HEAVY MAINTENANCE

TIMCO, through its Greensboro, Lake City and Macon facilities, performs aircraft heavy maintenance and modification services. These principally consist of scheduled "C" and "D" level maintenance checks and the modification of passenger airplanes to freighter configurations. "C" and "D" checks each involve a different degree of inspection, and the services performed at each level vary depending upon the individual aircraft operator's FAA-certified maintenance program. "C" and "D" level checks are comprehensive checks and usually take several weeks to complete, depending upon the scope of the work to be performed.

The "C" level check is an intermediate level service inspection that typically includes a thorough cleaning of the aircraft's exterior, testing and lubrication of its operational systems, filter servicing and limited cleaning and servicing of the interior. Trained mechanics perform a visual inspection of the external structure and internal structure through access panels. The "D" level check includes all of the work accomplished in the "C" level check but places a more detailed emphasis on the integrity of the systems and structural functions. In the "D" level check, the aircraft is disassembled to the point where the entire structure can be inspected and evaluated and a more thorough review of the operational systems of the aircraft can be made. Once the evaluation and repairs are completed, the aircraft and its systems are reassembled to the detailed tolerances demanded in each system's specifications. Depending upon the type of aircraft and the FAA-certified maintenance program being followed, intervals between "C" level checks can range from 1,000 to 5,000 flight hours and intervals between "D" level checks can range from 10,000 to 25,000 flight hours. Structural inspections performed during "C" level and "D" level checks provide personnel with detailed information about the condition of the aircraft and the need to perform additional work or repairs not provided for in the original work scope. Project coordinators and customer support personnel work closely with the customer service representative of the Company's airline customer in evaluating the scope of any additional work required and in the preparation of a detailed cost estimate for the labor and materials required to complete the job.

Each aircraft certified by the FAA is constructed under a "Type Certificate." Anything which is done subsequently to overhaul or modify the aircraft from its original specifications requires the review, flight-testing and approval of the FAA, which is evidenced by the issuance of a Supplemental Type Certificate ("STC") for that particular change. Typical modification services include refurbishing and reconfiguring passenger seating, installing passenger amenities such as telephones and video screens and converting traditional passenger cabins into amenity-filled "VIP" quarters.

The process of converting a passenger plane to freighter configuration entails completely stripping the interior; strengthening the load-bearing capacity of the flooring; installing a bulkhead or cargo net; cutting into the fuselage for the installation of a cargo door; reinforcing the surrounding structures for the new door; replacing windows with metal plugs; and fabricating and installing the cargo door itself. The aircraft interior may also need to be lined to protect cabin walls from pallet damage and the air conditioning system may have to be modified. Conversion contracts also typically require "C" or "D" level maintenance checks as these converted aircraft have often been out of service for some time and maintenance is usually required for the aircraft to comply with current FAA standards. Additional overhaul and modification services performed include cockpit reconfiguration and the integration of Traffic Control and Avoidance Systems ("TCAS"), windshear detection systems and navigational aids.

SALES AND MARKETING; CUSTOMERS

The Company utilizes inside sales and marketing persons, regional field salespersons, independent contract representatives and overseas sales offices in its sales and marketing efforts. The Company's outside sales force is responsible for obtaining new customers and maintaining relationships with existing customers. The majority of the Company's day-to-day sales are accomplished through the Company's inside sales force.

The Company staffs its South Florida parts distribution facility to provide sales and delivery services seven days a week, 24 hours a day. This service is critical to provide support to airline customers which, at any time, may have an aircraft grounded in need of a particular part. The Company's South Florida location, with easy access to Miami International Airport and Fort Lauderdale International Airport, assists the Company in providing reliable and timely delivery of purchased aircraft parts.

The Company has over 1,000 customers, which include commercial passenger airlines, air cargo carriers, maintenance and repair facilities and other aircraft parts redistribution companies. The Company's top ten customers accounted for approximately 26%, 29% and 38% of operating revenues, respectively, for the three years ended December 31, 1998. No customer accounted for more than 10% of operating revenues for the year ended December 31, 1998.

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

The Company believes that to maintain its competitive advantages, accommodate growth and keep pace with the rapid changes in technology, it will be prudent to continue to acquire state of the art management information systems to ensure the capability to meet the Company's needs for the foreseeable future. In that regard, the Company is implementing new management information systems that management believes will allow the Company to maintain its competitive advantage and to mitigate the Year 2000 issues currently inherent in the Company's existing systems. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "--Impact of Year 2000."

COMPETITION

There are numerous suppliers of aircraft parts in the aviation market worldwide which customers can access through inventory listing services. Suppliers of aircraft parts include major aircraft manufacturers, airline and aircraft service companies and aircraft spare parts redistributors. Competition in the redistribution market is generally based on price, availability of product and quality, including traceability. The Company's major competitors in the redistribution market include AAR Corp., The Ages Group and The Memphis Group. There is also substantial competition, both domestically and overseas, from smaller, independent dealers who generally participate in niche markets.

In the MR&O market the Company's major competitors include B.F. Goodrich, Dee Howard Company, Mobile Aerospace, Inc. and Dalfort Aviation. The Company's principal competitors for military contracts include Boeing Military Aircraft, Lockheed-Martin Aeromod and Raytheon-E Systems.

Several of the Company's competitors have greater financial and other resources than the Company. There can be no assurance that competitive pressures will not materially and adversely affect the Company's business, financial condition or results of operations.

GOVERNMENT REGULATION AND TRACEABILITY

The aviation industry is highly regulated. While the Company's redistribution activities are not regulated, the aircraft spare parts which it sells to its customers must be accompanied by documentation which enables the customer to comply with applicable regulatory requirements. Additionally, the Company must be certified by the FAA in order to manufacture or repair aircraft components and to perform MR&O services on aircraft. Although the Company believes that its manufacturing and MR&O operations are in material compliance with applicable regulations, there can be no assurance of this fact. Further, there can be no assurance that new and more stringent government regulations will not be adopted in the future or that any such new regulations, if enacted, would not have a material adverse effect on the Company's business, financial condition or results of operations.

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

An important factor in the aircraft spare parts redistribution market relates to the documentation or traceability that is supplied with an aircraft spare part. The Company requires all of its suppliers to provide adequate documentation as dictated by the appropriate regulatory authority. The Company utilizes electronic data scanning and storage techniques to maintain complete copies of all documentation. Documentation required includes, where applicable, (a) a maintenance release from a certified airline or repair facility signed and dated by the licensed airframe and/or power plant mechanic who repaired the aircraft spare part and an inspector certifying that the proper methods, materials and workmanship were used, (b) a "teardown" report detailing the discrepancies and corrective actions taken during the last shop repair and (c) an invoice or purchase order from an approved source.

Further, the Company's operations are subject to a variety of worker and community safety laws. The Occupational Safety and Health Act mandates general requirements for safe workplaces for all employees. Specific safety standards have been promulgated for workplaces engaged in the treatment, disposal or storage of hazardous waste. The Company believes that its operations are in material compliance with heath and safety requirements of the Occupational Safety and Health Act.

PRODUCT LIABILITY

The Company's business exposes it to possible claims for personal injury or death which may result from the failure of an aircraft spare part sold, manufactured or repaired by it or from its negligence in the repair or maintenance of an aircraft or an aircraft part. The Company may also have exposure to product liability claims in the event that the use of its leased aircraft, aircraft engines or aircraft spare parts inventory is alleged to have resulted in bodily injury or property damage. While the Company maintains what it believes to be adequate liability insurance to protect it from such claims based on its review of the insurance coverages maintained by similar companies in its industry, no assurance can be given that claims will not arise in the future or that such insurance coverage will be adequate. Additionally, there can be no assurance that insurance coverages can be maintained in the future at an acceptable cost. Any such liability not covered by insurance could have a material adverse effect on the financial condition of the Company.

EMPLOYEES

As of December 31, 1998, the Company employed approximately 3,800 persons. None of the Company's employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES.

The Company's executive offices are located in Miami, Florida. The construction of the Company's new corporate headquarters and warehouse facility recently commenced. The new facility, which will be a leased facility, will be located on a 41 acre parcel in the City of Miramar, Florida, will contain approximately 630,000 square feet of space and consist of two buildings. One building, which will contain approximately 545,000 square feet, will consolidate the operations of the Company's aircraft spare parts redistribution business as well as serve as the corporate headquarters of the Company's distributions services, maintenance, repair and overhaul, leasing and manufacturing operations. The Company's subsidiary, Caribe, will use the second building which will contain approximately 85,000 square feet of office and warehouse space.

The following table identifies, as of March 1999, the principal properties utilized by the Company. See Notes 6 and 8 to Notes to Consolidated Financial Statements.

                                                              APPROXIMATE             SQUARE           OWNED OR
FACILITY DESCRIPTION                                           LOCATIONS              FOOTAGE           LEASED
--------------------                                          -----------             -------          --------
Corporate Headquarters and Warehouse                          Miami, FL                166,000           Leased
Office and Repair Facility                                    Hot Springs, AK          260,000           Owned
Aircraft Disassembly and Storage                              Ardmore, OK              130,000           Leased
Warehouse                                                     Pearland, TX             100,000           Owned
Office and Manufacturing Facility                             Dallas, TX                80,000           Owned
Office and Manufacturing Facility                             Miami, FL                 55,000           Leased
Office and Manufacturing Facility                             Westchester, OH           47,400           Owned
Warehouse                                                     Miami, FL                 40,000           Leased
Office and Manufacturing Facility                             Covington, KY             38,200           Owned
Manufacturing Facility                                        Fairfield, OH             30,500           Owned
Office and Manufacturing Facility                             Miami, FL                 30,000           Leased
Office and Manufacturing Facility                             Phoenix, AZ               25,000           Leased
Warehouse                                                     Miami, FL                 11,200           Leased
Warehouse                                                     Miami, FL                 10,000           Leased
Regional Purchasing Office                                    Van Nuys, CA               6,300           Leased
Office and Warehouse                                          College Park, GA           6,000           Leased
Warehouse                                                     Claremore, OK              1,000           Leased
Office and Aircraft Maintenance Facility                      Lake City, FL            650,000           Leased
Office and Aircraft Maintenance                               Greensboro, NC           610,000           Leased
Office and Aircraft Maintenance                               Macon, GA                140,000           Leased

In March 1999, the Company agreed to enter into a lease for a facility in Winston-Salem, North Carolina containing 250,000 square feet of hangar space. The Company intends to utilize this space to expand its TIMCO aircraft maintenance operations.

The Company's ownership interests and leasehold interests in such properties are pledged as collateral for amounts borrowed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 3.  LEGAL PROCEEDINGS.

On January 8, 1999, PaineWebber Incorporated filed in the Supreme Court of the State of New York a complaint against the Company and its subsidiary, Whitehall Corporation, alleging breach of contract claims and related claims against the Company and Whitehall and a tortious interference with a contract claim against the Company. PaineWebber alleges that it is owed a fee in connection with the Company's acquisition of TIMCO, based upon a 1997 agreement between Whitehall and PaineWebber relating to a then proposed acquisition of TIMCO by Whitehall which did not occur. PaineWebber is seeking damages of approximately $1.0 million, plus costs and an unstated amount of punitive damages. PaineWebber is also seeking payment of approximately $250,000 relating to Whitehall's failure to honor an alleged right of first refusal provision contained in the 1997 agreement.

The Company believes that its acquisition of TIMCO was not within the scope of the 1997 PaineWebber/Whitehall agreement and that claims brought under this agreement against the Company and Whitehall are without merit. The Company is vigorously defending these claims. The matter has only recently been filed and the Company intends to file a motion seeking to dismiss this claim. Although the Company can give no assurance, based upon the available facts, the Company believes that the ultimate outcome of this matter will not have a material adverse effect upon the Company's financial condition.

On June 4, 1998, Kenneth L. Harding filed an action against the Company in the United States District of Oklahoma. Harding alleges that he had a contract with AvEng Trading Partners, Inc. (the assets of which were subsequently acquired by the Company) that he would receive a commission of 20% of the margin on all aircraft parts sales to American Airlines prior to November 1997, in addition to a $2,000 monthly retainer which he was paid prior to the termination of his contract by the Company in November 1997. Harding claims that James Stoecker, AvEng's principal who subsequently became employed by the Company, confirmed and ratified Harding's contract when Mr. Stoecker was an employee of the Company. Mr. Stoecker and the Company severed their relationship in November 1997. The Company is vigorously defending this action. Although the Company can give no assurance, based upon the available facts, the Company believes that the ultimate outcome of this matter will not have a material adverse effect upon the Company's financial condition.

On June 24, 1998, Zantop International Airlines, Inc. Aero filed an action against Aero Corp.-Macon, Inc., one of the Company's subsidiaries (which is now part of TIMCO), in the Superior Court of Bibb County, Georgia. The suit seeks an unspecified amount of damages and certain equitable relief arising out of the July 1997 sale to Aero Corp.-Macon, Inc. (then a subsidiary of Whitehall) of certain assets used in connection with the operation of Aero Corp.-Macon, Inc. The nature of the action involves a contractual dispute relative to certain purchase price adjustments and inventory purchases. The Company is vigorously defending this action. Although the Company can give no assurance, based upon the available facts, the Company believes that the ultimate outcome of this matter will not have a material adverse effect upon the Company's financial condition.

For information regarding certain environmental proceedings, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Environmental."

Except as described above, the Company is not presently involved in any material legal proceedings outside the ordinary course of business. In the opinion of the Company's management, the ultimate resolution of these claims and lawsuits will not have a material adverse effect upon the financial position of the Company.

From time to time, the Company or one or more of its subsidiaries may be named as a defendant in suits for product defects, breach of warranty, breach of implied warranty of merchantability or other actions relating to products which it distributes which are manufactured by others or relating to repair and MR&O services which of the Company provides on aircraft and aircraft parts. The Company believes that this exposure is adequately covered by insurance, although there can be no assurance.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There was no vote of security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The following information relates to the Company's common stock, par value $.001 per share (the "Common Stock"), which currently is listed on the New York Stock Exchange under the symbol AVS. At March 16, 1999, there were approximately 318 stockholders of record of the Company's Common Stock. The foregoing number does not include beneficial holders of the Company's common stock. The high and low last sales prices of the Common Stock for each quarter during the Company's two most recent fiscal years, as reported by the New York Stock Exchange, are set forth below:

                             HIGH                       LOW

1997

First Quarter                $26.75                     $20.50
Second Quarter               $25.87                     $21.25
Third Quarter                $31.25                     $20.87
Fourth Quarter               $38.93                     $30.37

1998

First Quarter                $44.75                     $33.12
Second Quarter               $41.00                     $34.87
Third Quarter                $41.37                     $24.00
Fourth Quarter               $40.62                     $26.25



The Company did not declare any cash dividends during for the year ended December 31, 1998. See Note 5 to Notes to Consolidated Financial Statements for information concerning restrictions contained in the Company's credit agreements regarding the payment of dividends and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

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

                                                                    Year Ended December 31, (1)
                                                   -----------------------------------------------------------------------------

                                                      1994            1995             1996             1997            1998
                                                   -----------     -----------      -----------      -----------     -----------

                                                                      (In Thousands, Except per Share Data)

STATEMENT OF INCOME DATA:

Operating revenues.............................       $ 60,289        $169,771         $231,734         $322,538        $500,816
Cost of sales and services.....................         39,603         119,438          169,787          244,758         372,728
                                                   -----------     -----------      -----------      -----------     -----------

Gross profit...................................         20,686          50,333           61,947           77,780         128,088

Operating expenses.............................         17,625          28,884           33,958           52,782          66,719
                                                   -----------     -----------      -----------      -----------     -----------
Income from operations.........................          3,061          21,449           27,989           24,998          61,369
Interest expense ..............................          4,458           8,287            5,411            8,059          21,343
Other (income) expense.........................        (1,414)         (1,025)            (461)            4,696           (196)
                                                   -----------     -----------      -----------      -----------     -----------
Income before income taxes, equity (income)
  losses of affiliate and extraordinary item...             17          14,187           23,039           12,243          40,222
Income tax expense.............................              -             914            1,617            7,260          15,486
                                                   -----------     -----------      -----------      -----------     -----------
Income before equity (income) losses of affiliate
  and extraordinary item.......................             17          13,273           21,422            4,983          24,736
Equity (income) losses of affiliate, net of income
  taxes........................................             50              38            (255)              139         (1,356)
                                                   -----------     -----------      -----------      -----------     -----------
Income before extraordinary item...............           (33)          13,235           21,677            4,844          26,092
Extraordinary item, net of income taxes........              -               -            1,862                -             599
                                                   -----------     -----------      -----------      -----------     -----------
Net income (loss) .............................    $      (33)     $    13,235      $    19,815      $     4,844     $    25,493
                                                   ===========     ===========      ===========      ===========     ===========
Historical diluted net income (loss) per
  share(3)(4)..................................    $         -     $      1.44      $      1.84      $      0.39     $      2.01
                                                   ===========     ===========      ===========      ===========     ===========
Pro Forma diluted net income (loss) per
  share(2)(3)(4)...............................    $         -      $     1.01      $      1.19
                                                   ===========     ===========      ===========


                                                                         As of December 31,
                                                   -----------------------------------------------------------------------------

BALANCE SHEET DATA:                                   1994            1995             1996             1997            1998
                                                   -----------     -----------      -----------      -----------     -----------
Accounts receivable............................      $ 23,968        $ 41,173        $  55,548        $  82,779        $115,974
Inventories....................................        59,069          56,094           79,414          145,343         277,131
Working capital................................        69,610          68,039           88,222           89,988         169,742
Total assets...................................       121,477         134,660          190,118          341,332         599,377
Total debt.....................................        69,152          62,042           42,360          165,802         366,176
Stockholders' equity...........................        34,068          44,298          115,896          121,279         154,298

---------------------------------------------
(1) Dixie Bearings, Inc. ("Dixie"), which was acquired in August 1996, Kratz-Wilde, which was acquired in October 1997, Caribe and Aircraft Interior, which were acquired in March 1998, and TIMCO, which was acquired in September 1998 are accounted for under the purchase method of accounting and accordingly, their results of operations have been included in the Company's historical results of operations from their respective date of acquisition.

The acquisition of AvEng, which was acquired in December 1996, Aerocell, which was acquired on September 30, 1997, Apex, which was acquired in December 1997, and Whitehall, which was acquired in July 1998, were accounted for using the pooling of interest method of accounting. AvEng is included in the Company's historical financial results for all periods presented subsequent to 1995, and Aerocell and Apex are included for all periods presented subsequent to 1996. Historical operating results and financial position for periods presented prior to 1996 have not been restated to give retroactive effect to the acquisition of AvEng and historical operating results for periods presented prior to 1997 have not been restated to give retroactive effect to the acquisition of Aerocell and Apex, due to the immateriality of the restated amounts. Whitehall is included in the Company's historical financial results for all periods presented.

(2) Periods presented prior to 1997 include pro forma adjustments to record income taxes, as the Company conducted its business as a partnership prior to June 26, 1996.

(3) Weighted average common and common equivalent shares used in calculating diluted earnings per share are 8,698,898 for 1994; 9,161,379 for 1995; 10,769,408 for 1996; 12,450,176 for 1997 and 12,696,394 for 1998.

(4) The pre 1997 share data assumes that the 4,425,000 shares of common stock issued to the partners and the 575,000 shares of common stock, the net proceeds in respect of which were paid to J/T Aviation Partners, were outstanding for periods prior to the closing of the Company's initial public offering ("IPO") in July 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

GENERAL

Operating revenues consist primarily of sales of products and service revenues, net of allowances for returns. Cost of sales and services consists primarily of product costs, labor, freight charges, commissions to outside sales representatives and an inventory provision for damaged and obsolete products. Product costs consist of the acquisition cost of the products and any costs associated with repairs, overhaul or certification.

Operating revenues and gross profit depend in large measure on the volume and timing of sales orders received during the period and the mix of aircraft spare parts contained in the Company's inventory. The Company's operating results are affected by many factors, including the timing of orders from large customers, the timing of expenditures to purchase inventory in anticipation of future sales, the timing of bulk inventory purchases, the mix of available aircraft parts contained at any time in the Company's inventory, the number of airline customers seeking repair services and MR&O services at any time, the Company's ability to fully utilize its available hangar space from period to period and the timeliness of customer aircraft in arriving for scheduled maintenance. A large portion of the Company's operating expenses are relatively fixed. Since the Company typically does not obtain long-term purchase orders or commitments from its customers, it must anticipate the future volume of orders based upon the historic purchasing patterns of its customers and upon discussions with its customers as to their future requirements. Cancellations, reductions or delays in orders by a customer or group of customers could have a material adverse effect on the Company's business, financial condition and results of operations.

See Note 2 to Notes to Consolidated Financial Statements for a discussion of the acquisitions completed by the Company in 1996, 1997 and 1998.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1998

The following tables set forth certain information relating to the Company's operations for the periods indicated:

                                                                       Year Ended December 31,
                                              --------------------------------------------------------------------------
                                                           1997                                        1998
                                              -------------------------------              -----------------------------
                                                   $                    %                          $                   %
                                              ------------         ------------               ------------        -----------
                                                                          (Dollars in Thousands)
Operating Revenues:
  Sales of products, net                          $244,340                75.8%                   $359,245              71.7%
  Services and other                                78,198                24.2%                    141,571              28.3%
                                              ------------         ------------               ------------        -----------
                                                   322,538               100.0%                    500,816             100.0%
Cost of sales and services                         244,758                75.9%                    372,728              74.4%
                                              ------------         ------------               ------------        -----------

Gross profit                                        77,780                24.1%                    128,088              25.6%

Operating expenses                                  52,782                16.3%                     66,719              13.3%
                                              ------------         ------------               ------------        -----------
Income from operations                              24,998                 7.8%                     61,369              12.3%
Interest expense                                     8,059                 2.5%                     21,343               4.3%
Other (income) expense                               4,696                 1.5%                      (196)               0.0%
                                              ------------         ------------               ------------        -----------
Income before income taxes, equity (income)
  losses of affiliate and extraordinary item        12,243                 3.8%                     40,222               8.0%
Income tax expense                                   7,260                 2.3%                     15,486               3.1%
                                              ------------         ------------               ------------        -----------
Income before equity (income) losses of affiliate
  and extraordinary item                             4,983                 1.5%                     24,736               4.9%
Equity (income) losses of affiliate, net of income
  taxes                                                139                 0.0%                    (1,356)             (0.3%)
                                              ------------         ------------               ------------        -----------
Income before extraordinary item                     4,844                 1.5%                     26,092               5.2%
Extraordinary item, net of income taxes                  -                 0.0%                        599               0.1%
                                              ------------         ------------               ------------        -----------
Net income                                      $    4,844                 1.5%                  $  25,493               5.1%
                                              ============         ============               ============        ===========

Operating revenues for the year ended December 31, 1998 increased $178.3 million or 55.3% to $500.8 million, from $322.5 million for 1997. Operating revenues from companies acquired in 1997 and 1998 and accounted for under the purchase method of accounting added $111.4 million to 1998 operating revenues. Operating revenues also increased due to increased customer penetration, increased sales from investments made in additional inventories and improved capacity utilization of the Company's airframe maintenance facilities. Service revenues for 1997 were adversely impacted as a result of the unanticipated cancellation of a U.S. Air Force C-130 maintenance contract awarded in April 1997 and cancelled at the convenience of the government in June 1997.

Gross profit for the year ended December 31, 1998 increased $50.3 million or 64.7% to $128.1 million, compared with $77.8 million for the year ended December 31, 1997. Gross profit margin for the year ended December 31, 1998 increased to 25.6% from 24.1% for the year ended December 31, 1997. Margins were negatively impacted in 1997 as a result of the C-130 contract previously discussed. Gross profit margin was favorably impacted during 1998 by improved utilization of the Company's MR&O facilities, which was partially offset by an increase in the percentage of the Company's total business derived from its MR&O operations, which generally operate at lower gross profit margin percentages then the Company's redistribution operations.

The Company's operating expenses increased $13.9 million to $66.7 million for the year ended December 31, 1998, compared with $52.8 million for 1997. Included in the 1998 operating expenses were $1.8 million of merger expenses relating to the Whitehall merger. Operating expenses as a percentage of operating revenues for 1998 were 13.3% (13.0% after adjustment for Whitehall merger expenses), compared to 16.4% for 1997. Reduction in operating expenses as a percentage of operating revenues is due primarily to improved operating efficiencies and economies of scale.

Interest expense for the year ended December 31, 1998 increased due to substantial borrowings utilized to finance the acquisitions of Kratz-Wilde, Caribe and TIMCO, and to finance additional inventory acquisitions and equipment on lease.

Other expense in 1997 includes a $4.5 million writedown of Whitehall's investment in the preferred stock of the purchaser of its ocean systems business and a $727,000 gain on the sale by Whitehall of its electronics business.

As a result of the above factors, net income for the year ended December 31, 1998 was $40.2 million, an increase of 228.5% over 1997.

Equity (income) losses of affiliate, net of income taxes increased from a loss of $0.14 million to income of $1.4 million in 1998, due to increased volume in the sales of hushkits.

During the first quarter of 1998, the Company repaid all of its outstanding term and revolving debt with the proceeds from the sale of its senior subordinated notes. In connection with the repayment of such debt, the Company wrote off, during the first quarter of 1998, $1.0 million of deferred financing costs, resulting in an extraordinary item, net of income taxes, of $0.6 million.

Net income for the year ended December 31, 1998 was $25.5 million ($2.01 per diluted share) compared to net income of $4.8 million ($0.39 per diluted share) for 1997. Weighted average common and common equivalent shares outstanding (diluted) were 12.7 million for the year ended December 31, 1998, compared with
12.5 million for the year ended December 31, 1997.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1997

The following tables set forth certain information relating to the Company's operations for the periods indicated:

                                                                           Year Ended December 31,
                                                      -----------------------------------------------------------------------
                                                                  1996                                      1997
                                                      ----------------------------         ----------------------------------
                                                           $                   %                   $                   %
                                                      ------------        -----------         ------------        -----------
                                                                          (Dollars in Thousands)
Operating Revenues:
  Sales of products, net                                  $155,857              67.3%             $244,340              75.8%
  Services and other                                        75,877              32.7%               78,198              24.2%
                                                      ------------        -----------         ------------        -----------
                                                           231,734             100.0%              322,538             100.0%
Cost of sales and services                                 169,787              73.3%              244,758              75.9%
                                                      ------------        -----------         ------------        -----------

Gross profit                                                61,947              26.7%               77,780              24.1%

Operating expenses                                          33,958              14.6%               52,782              16.3%
                                                      ------------        -----------         ------------        -----------
Income from operations                                      27,989              12.1%               24,998               7.8%
Interest expense                                             5,411               2.4%                8,059               2.5%
Other (income) expense                                       (461)             (0.2%)                4,696               1.5%
                                                      ------------        -----------         ------------        -----------
Income before income taxes, equity (income)
  losses of affiliate and extraordinary item                23,039               9.9%               12,243               3.8%
Income tax expense                                           1,617               0.7%                7,260               2.3%
                                                      ------------        -----------         ------------        -----------
Income before equity (income) losses of affiliate
  and extraordinary item                                    21,422               9.2%                4,983               1.5%
Equity (income) losses of affiliate, net of income
  taxes                                                      (255)             (0.1%)                  139               0.0%
                                                      ------------        -----------         ------------        -----------
Income before extraordinary item                            21,677               9.3%                4,844               1.5%
Extraordinary item, net of income taxes                      1,862               0.7%                    -               0.0%
                                                      ------------        -----------         ------------        -----------
  Net income                                             $  19,815               8.6%           $    4,844               1.5%
                                                      ============        ===========         ============        ===========

Operating revenues for the year ended December 31, 1997 increased 39.2% to $322.5 million from $231.7 million for the year ended December 31, 1996. Of this amount, approximately $44.8 million was derived from the operations associated with companies acquired during 1997. Operating revenues for 1997 were adversely affected by service revenues lost due to a U.S. Air Force C-130 maintenance contract, described above, that was awarded but subsequently cancelled at the convenience of the government. Operating revenues also increased due to the inclusion of a full year of sales from Company's bearings distribution business, which was acquired in August 1996, increased revenues from leasing activities, increased customer penetration, increased sales due to the Company's investment in and availability of increased amounts of inventory and the continued expansion of inventory management services being offered to and utilized by the Company's customers.

Gross profit increased 25.6% from $61.9 million to $77.8 million for the years ended December 31, 1996 and 1997, respectively. Gross profit margin in 1997 decreased to 24.1% from 26.7% in 1996. The decrease in gross profit margin compared to 1996 was due largely to the impact of the loss of the above described C-130 contract on 1997 results. In addition to the fixed costs associated with the idle hangar space, Aero Corp.-Lake City incurred incremental costs associated with hiring and training personnel in anticipation of providing services under the C-130 contract. A slight decline in margin on sales of products reflected a declining contribution from bulk inventories of aircraft parts acquired prior to 1995 and an increase in revenues from the Company's lower margin bearings distribution business acquired in August 1996.

The Company's operating expenses increased $18.8 million from $34.0 million for the year ended December 31, 1996 to $52.8 million for the year ended December 31, 1997. Of this increase, approximately $9.8 million related to accounts receivable, inventory and environmental reserves recorded by Whitehall. See "--Liquidity and Capital Resources-- Environmental" below. Of the remaining increase, approximately $4.9 million was attributable to the operating expenses of companies acquired in 1997, with the balance attributable to higher sales levels resulting in higher selling and operating expenses. Excluding the above described Whitehall reserves, operating expenses as a percentage of operating revenues decreased from 14.6% in 1996 to 13.3% in 1997.

Interest expense increased $2.6 million, or 48.9%, from 1996 to 1997, primarily due to the increase in borrowings utilized to fund the Company's continued growth.

Other income and expense in 1997 included the $4.5 million writedown of Whitehall's investment in the preferred stock of the purchaser of its ocean systems business. Other income and expense in 1996 included interest income of $307,000.

As a result of the above factors, income before income taxes and extraordinary item decreased $10.8 million, or 46.9%, from 1996 to 1997.

Equity (income) losses of affiliate, net of income taxes decreased from income of $0.30 million to a loss of $0.13 million in 1996 due to uncollectible receivables and obsolete inventory being written off during 1997.

Prior to June 26, 1996, the operations of the Company were conducted by a partnership and, therefore, the results of operations for the period January 1, 1996 through June 26, 1996 do not include a provision for income taxes, as the income of the partnership passed directly to its partners. Additionally, income taxes for 1996 were offset by one-time deferred tax benefits of approximately $4.9 million associated with the organization of the Company. No such tax benefit was realized in 1997.

In connection with its IPO, the Company repaid all outstanding term and revolving indebtedness. As a result, during 1996 the Company wrote-off approximately $3.1 million in deferred financing costs relating to that debt, which resulted in an extraordinary item, net of taxes, of approximately $1.9 million.

LIQUIDITY AND CAPITAL RESOURCES

CASH

Cash used in operations during 1997 and 1998 was $53.7 million and $71.0 million, respectively. Cash used in investing activities during 1997 and 1998 was $58.4 million and $114.3 million, respectively. The Company continues to invest in spare parts inventories in order to support increased parts sales and continues to grow through strategic acquisitions. During 1997 and 1998 the Company financed its operating and investing activities primarily with its cash flow from financing activities, amounting to $114.4 million, and $189.5 million, respectively.

CAPITAL EXPENDITURES

During 1997 and 1998, the Company incurred capital expenditures of approximately $8.1 million and $16.6 million, respectively, primarily to renovate the maintenance facility operated by Aero Corp.-Lake City and to make enhancements to the Company's management information systems, telecommunications systems and other capital equipment and improvements. The Company anticipates that it will incur capital expenditures of approximately $25.3 million in 1999, which relate to expenditures for new equipment for its manufacturing operations, furniture and fixtures for its new corporate headquarters, new management information systems and enhancements to the existing management information systems, as well as ordinary course repair and replacement of existing equipment. Financing for such expenditures will be provided from operations and from borrowings under the Credit Facility (as defined below).

As part of its growth strategy, the Company intends to continue to grow through internal expansion as well as acquisitions of other businesses. Financing for such activities will be provided from borrowings under the Credit Facility and potential issuances of additional debt and/or equity securities. The Company believes that available capital resources under the Credit Facility will be sufficient to satisfy the Company's anticipated working capital requirements over the next twelve months.

ENVIRONMENTAL

The Company is taking remedial action pursuant to Environmental Protection Agency ("EPA") and Florida Department of Environmental Protection ("FDEP") regulations at Aero Corp.-Lake City. Ongoing testing is being performed and new information is being gathered to continually assess the impact and magnitude of the required remediation efforts on the Company. Based upon the most recent cost estimates provided by environmental consultants, the Company believes that the total remaining testing, remediation and compliance costs for this facility will be approximately $2.4 million. Testing and evaluation for all known sites on Aero Corp.-Lake City's property is substantially complete and the Company has commenced a remediation program. The Company is currently monitoring the remediation, which will extend into the future. Subsequently, the Company's accruals were increased because of this monitoring, which indicated a need for new equipment and additional monitoring. Based on current testing, technology, environmental law and clean-up experience to date, the

Company believes that it has established an accrual for a reasonable estimate of the costs associated with its current remediation strategies. To comply with the financial assurances required by the FDEP, the Company has issued a $1.7 million standby letter of credit in favor of the FDEP.

Additionally, there are other areas adjacent to Aero Corp.-Lake City's facility that could also require remediation. The Company does not believe that it is responsible for these areas; however, it may be asserted that Whitehall and other parties are jointly and severally liable and are responsible for the remediation of those properties. No estimate of any such costs to the Company is available at this time.

In connection with the sale of Whitehall's electronics business, Whitehall was required to perform, at its own expense, an environmental site assessment at the electronics business' facility. Whitehall was also required to remedy all recognized environmental conditions identified in the assessment to bring such facility into compliance with all applicable Federal, State, and local environmental laws. The buyer of this business, subject to the terms and conditions set forth in the agreement, has the option of requiring Whitehall to repurchase this property for $300,000.

The Company has accrued $3.4 million towards potential obligations to remediate the environmental matters described above.

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

SENIOR CREDIT FACILITY

The Company has a credit facility ("Credit Facility") with a syndicate of financial institutions. The Credit Facility consists of a revolving loan and letter of credit facility of $250.0 million, up to $30.0 million of which may be outstanding letters of credit. Borrowings under the Credit Facility are secured by a lien on substantially all of the Company's assets and the borrowing base consists of substantially all of the Company's receivables and inventory. Interest under the Credit Facility is, at the option of the Company, (a) prime plus a margin, or (b) LIBOR plus a margin, where the respective margin determination is made upon its financial performance over a 12 month period (ranging from 0.0% to 1.0% in the event prime is utilized, or 1.125% to 2.5% in the event LIBOR is utilized). At December 31, 1999, the margin was 0.5% for prime rate loans and 2.0% for LIBOR rate loans.

The Credit Facility contains certain financial covenants regarding the Company's financial performance and certain other covenants, including limitations on the amount of annual capital expenditures and the incurrance of additional debt, and provides for the suspension of borrowing and repayment of all debt in the event of a material adverse change in the business or a change in control. In addition, the Credit Facility requires mandatory repayments from the proceeds of a sale of assets or an issuance of equity or debt securities or as a result of insufficient collateral to meet the borrowing base requirements thereunder. At December 31, 1998, the Company was not in compliance with one of its non-monetary financial covenants and the Company has obtained a waiver from the lender relating to such covenant. At March 30, 1999, $4.9 million was available for borrowing under the Credit Facility and outstanding letters of credit aggregated $22.6 million.

SENIOR SUBORDINATED NOTES

In February 1998 the Company sold $165.0 million of its senior subordinated notes due in 2008 with a coupon rate of 8.125% at a price of 99.395%. The Company used the proceeds of the sale to repay all amounts outstanding under its then outstanding term, acquisition and revolving credit facilities and to fund the cash requirements related to the acquisition of Caribe and Aircraft Interior. The funds repaid included amounts borrowed during 1997 to repay assumed indebtedness of Aerocell and Apex in connection with those acquisitions and borrowings incurred to fund the purchase price in connection with the acquisition of Kratz.

The senior subordinated notes mature on February 15, 2008. Interest is payable on February 15 and August 15 of each year, commencing August 15, 1998. The senior subordinated notes are general unsecured obligations of the Company, subordinated in right of payment to all of the Company's existing and future senior debt, including indebtedness outstanding under the credit facility and under facilities which may replace the credit facility in the future. In addition, the senior subordinated notes are effectively subordinated to all secured obligations to the extent of the assets securing such obligations, including the credit facility.

The indenture pursuant to which the senior subordinated notes have been issued permits the Company and its subsidiaries to incur substantial additional indebtedness, including additional senior debt. Under the indenture, the Company may borrow unlimited additional amounts so long as after incurring such debt it meets a fixed charge coverage ratio for the most recent four fiscal quarters of
2.0 to 1 until February 15, 2000 and 2.25 to 1 thereafter. At December 31, 1998, the Company's fixed charge coverage ratio for the last four fiscal quarters was
3.1 to 1. Additionally, the indenture allows the Company to borrow and have outstanding additional amounts of indebtedness (even if it does not meet the required fixed charge coverage ratios), up to enumerated limits. The senior subordinated notes are also effectively subordinated in right of payment to all existing and future liabilities of any of its subsidiaries which do not guarantee the senior subordinated notes.

The senior subordinated notes are fully and unconditionally guaranteed, on a senior subordinated basis, by substantially all of the Company's existing subsidiaries and each subsidiary that will be organized in the future by it, unless such subsidiary is designated as an unrestricted subsidiary. Subsidiary guarantees are joint and several, full and unconditional, general unsecured obligations of the subsidiary guarantors. Subsidiary guarantees are subordinated in right of payment to all existing and future senior debt of subsidiary guarantors, including the credit facility, and are also effectively subordinated to all secured obligations of subsidiary guarantors to the extent of the assets securing their obligations, including the credit facility. Furthermore, the indenture permits subsidiary guarantors to incur additional indebtedness, including senior debt, subject to certain limitations.

The senior subordinated notes are redeemable, at the Company's option, in whole or in part, at any time after February 15, 2003, at the following redemption prices, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date: (i) 2003--104.063%; (ii) 2004--102.708%; (iii) 2005--101.354%;
and (iv) 2006 and thereafter--100%. In addition, on or prior to February 15, 2001, the Company may redeem up to 35% of the aggregate principal amount of the senior subordinated notes at a redemption price of 108.125% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the redemption date with the net proceeds of a public offering of common stock of the Company; provided, that at least 65% of the aggregate principal amount of the senior subordinated notes originally issued remains outstanding immediately after the occurrence of this redemption.

Upon the occurrence of a change of control, the Company will be required to make an offer to repurchase all or any part of each holder's senior subordinated notes at a repurchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the repurchase date. There can be no assurance that the Company will have the financial resources necessary to purchase the senior subordinated notes upon a change of control or that such repurchase will then be permitted under the credit facility.

The indenture contains certain covenants that, among other things, will limit the Company's ability and that of its subsidiaries to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, make investments, dispose of assets, issue capital stock of subsidiaries, create certain liens securing indebtedness, enter into certain transactions with affiliates, sell assets or enter into certain mergers and consolidations or sell all or substantially all of its assets.

OTHER NOTES

The Company has entered into several term loan agreements to finance equipment and rotable parts on long-term lease which secure the loans. These term loans, in the original aggregate principal amount of $17.7 million, bear interest ranging from 7.40% to 8.21% and are payable monthly through August 2003. These term loans contain financial and other covenants and mandatory prepayment events. At December 31, 1998, the Company was in compliance with all covenants of these term loans.

In connection with its acquisition of Kratz, AVS/Kratz-Wilde Machine Company, a subsidiary of the Company, delivered to the sellers a non-interest bearing promissory note in the original principal amount of $2.2 million, which was guaranteed by the Company. At December 31, 1998, the Company was in compliance with the terms of this promissory note.

In connection with its acquisition of Caribe and Aircraft Interior, on March 6, 1998 Aviation Sales Manufacturing Company, a subsidiary of the Company, delivered to the sellers a promissory note in the original principal amount of $5.0 million, which was guaranteed by the Company. The note is payable over a two year period with interest at the rate of 8% per annum.

LEASE FOR NEW FACILITY

On December 17, 1998, the Company entered into an operating lease for its corporate headquarters and warehouse facility with First Security Bank, National Association, as trustee of a newly created trust, as lessor. The lease has an initial term of five years and is a triple net lease, with annual rent as provided in the lease. The lease contains financial covenants regarding the Company's financial performance and certain other affirmative and negative covenants which it will be obligated to comply with during the term of the lease. Substantially all of the Company's subsidiaries have guaranteed its obligations under the Lease. Additionally, the Company has an option to acquire the new facility at the end of the lease for an option price as determined in the lease. Alternatively, if the Company does not purchase the new facility at the end of the lease, it will be obligated to pay certain amounts as provided in the lease.

The development of the new facility has been financed by the trust through a $35.5 million loan obtained from a syndicate of financial institutions. Pursuant to the agreements which the Company entered into in connection with the lease, the Company is obligated to develop the new facility on behalf of the trust and is responsible for the timely completion thereof within an established construction budget. The Company and substantially all of its subsidiaries have guaranteed the repayment of $31.2 million of the trust's obligations under the agreements. The trust's obligations under these agreements are secured by a lien on the real property and improvements comprising the new facility and on the fixtures therein. Further, the Company has posted an irrevocable letter of credit in favor of the trust in the amount of approximately $8.0 million to secure both the Company's obligations under the lease and the trust's obligations under these agreements.

IMPACT OF THE YEAR 2000

Over the last year, the Company has been implementing new management information ("MIS") systems in order to both allow the Company's computer systems, which are an important component of its businesses, to meet the Company's needs into the foreseeable future and to mitigate the Year 2000 issues which the Company's management believes could be inherent in the Company's existing MIS systems. The Company has also grown rapidly over the last year, and particularly over the last six months, and has expanded its operations beyond the redistribution of aircraft spare parts into the MR&O of aircraft and aircraft components and into the manufacturing of aircraft parts for sale to original equipment manufacturers. Due to its rapid expansion, the Company recently commenced an assessment of the MIS requirements in all of its businesses.

The Year 2000 issue is the potential for system and processing failures of date-related data and the result of computer-controlled systems using two digits rather than four to define the applicable year. The Company may be affected by Year 2000 issues in its own non-compliant information technology ("IT") systems or non-IT systems, as well as by Year 2000 issues related to non-compliant IT and non-IT systems operated by third parties.

         STATE OF READINESS

The Company has substantially completed an assessment of its internal and external (third-party) IT systems and non-IT systems. At this point in its assessment, which the Company believes is approximately 78% complete (in the aggregate), other than as described herein, the Company is not currently aware of any Year 2000 problems relating to its systems or the systems operated by third parties which would have a material effect on the Company's business, results of operations or financial condition, without taking into account the Company's efforts to avoid such problems, although there can be no assurance thereof. In addition, the Company believes that it is approximately 27% and 20% complete (in the aggregate), respectively, with its Year 2000 remediation and validation.

The Company's IT systems consist of software licensed from third parties and hardware purchased or leased from third parties. The Company is currently implementing new MIS systems, which are primarily designed to service the Company's distribution services and manufacturing businesses, including new software and hardware, which management believes that, once fully implemented, will be Year 2000 compliant and will meet the requirements of the Company's distribution services and manufacturing businesses into the foreseeable future. The Company anticipates the systems for each of the distribution services operations and the manufacturing operations will be substantially implemented by the end of the third quarter of 1999, although there can be no assurance thereof.

The Company has determined that the MIS system which is currently being used by its distribution services business is not Year 2000 compliant. If the implementation of the Company's new MIS system is delayed for any reason beyond April 1999, the Company may decide to modify its existing MIS system to make it Year 2000 compliant. The Company believes that such modifications would need to commence no later than July 1999 for the Company to be in a position to implement, remediate and validate its existing system, as modified, for Year 2000 compliance prior to January 1, 2000. While the Company has been informed by its vendors that its existing MIS system can be brought into Year 2000 compliance on a timely basis, there can be no assurance of this fact.

To date, the Company has determined that some of the MIS systems which are currently being used by its MR&O businesses are not Year 2000 compliant.

Excluding the non-IT systems at its TIMCO Greensboro, Lake City and Macon facilities, the Company has substantially completed its assessment of the hardware and software being used by its MR&O operations and believes that such systems can be made Year 2000 compliant by the end of 1999. The Company is still in the process of conducting an assessment of the Year 2000 compliance of the non-IT systems for its TIMCO Greensboro, Lake City and Macon facilities, which were acquired in 1998. Until such time as the Company substantially completes such assessment, the Company is unable to determine the scope of remediation and validation work associated with the non-IT systems at such facilities.

The Company has also determined that its MIS systems which are being used by its manufacturing business are not Year 2000 compliant. The Company has substantially completed its assessment of the hardware and software being used by its manufacturing operations and believes that such systems can be made Year 2000 compliant either through replacement of the MIS systems or remediation of the existing hardware and software of its various manufacturing operations. It expects to complete such changes prior to the end of 1999.

Excluding its TIMCO Greensboro, Lake City and Macon facilities, the Company has further substantially completed an assessment of its non-IT systems which the Company has identified as containing embedded chip systems for Year 2000 issues. At this point in its assessment, the Company is not currently aware of any Year 2000 problems relating to these systems which would have a material effect on the Company's business, results of operations, or financial condition, without taking into account the Company's efforts to avoid such problems. Additionally, the Company is reviewing the efforts of its vendors and customers to become Year 2000 compliant. Letters and questionnaires have been or are in the process of being sent to all critical entities with which the Company does business to assess their Year 2000 readiness. To date, the Company has received responses from approximately 40% of such third parties, and approximately 60% of the companies that have responded have provided assurances to the Company that they have already addressed, or that they will address on a timely basis, all of their known significant Year 2000 issues. The Company anticipates that these activities will be on-going for all of 1999 and will include follow-up telephone interviews, correspondence and on-site meetings as considered necessary in the circumstances. Although this review is continuing, the Company is not currently aware of any vendor or customer circumstances that may have a material adverse impact on the Company. The Company will seek alternative suppliers if circumstances warrant. The Company can provide no assurance that Year 2000 compliance plans of its vendors and customers will be completed on a timely manner.

In that regard, the Company believes that issues relating to the Year 2000 compliance of aircraft spare parts in its inventory, if any, will ultimately be the responsibility of the manufacturers of such parts, although there can be no assurance. Further, it is unclear whether the Company's product liability insurance would ultimately cover a claim based upon a Year 2000 problem in a part sold by the Company.

The Company's IT systems and other business resources rely on IT systems and non-IT systems provided by service providers and therefore may be vulnerable to those service providers' failure to remediate their own Year 2000 issues. Such service providers include those for the Company's network and e-mail services and landlords for the Company's currently occupied leased office spaces. The Company has contacted these principal service providers and has been notified that the IT and non-IT systems which they provide to the Company are Year 2000 compliant.

         COSTS

The Company believes that the cost of the new MIS system (i) for its distribution services business will be approximately $13.5 million, of which approximately $4.8 million has been expended to date and approximately $8.7 million of which it believes will be expended during 1999 and (ii) for its manufacturing business will be approximately $2.1 million of which approximately $947,000 has been spent to date and approximately $1.15 million will be expended during 1999. At present, the Company is in the early stages of assessing the Year 2000 compliance of the non-IT systems at its TIMCO Greensboro, Lake City and Macon facilities. Until such assessment is substantially complete, the Company does not believe it will be in a position to estimate the Year 2000 compliance costs for its MR&O business. The costs of the Company's new MIS systems are being funded from the Company's existing lines of credit. The $4.8 million and $947,000, respectively, spent to date has related substantially to the cost of the new MIS systems and not to bringing the Company's existing MIS systems into Year 2000 compliance. Such cost estimates include both hardware and software costs, as well as the anticipated costs of the use of consultant services, but do not include Company internal costs associated with such efforts, which are not separately tracked for Year 2000 compliance efforts. Such internal costs principally consist of the payroll costs for Company employees working on such compliance efforts.

If the Company determines that due to delays in the implementation of its new MIS system for its distribution services business, it is in the Company's best interest to update its existing MIS system for such business to make it Year 2000 compliant, so that such system remains available for use in the Company's business until the new MIS system for business becomes operational, the cost of such update is expected to be approximately $3.5 million. Such cost, if incurred, would be in addition to the costs associated with the development and implementation of the new MIS system for its distribution services business as described above, and would not be recoverable in connection with the development and implementation of the new MIS system for such business.

         RISKS RELATING TO THE COMPANY'S FAILURE TO BECOME YEAR 2000 COMPLIANT

To the extent that the Company's assessment is finalized without identifying any additional material non-compliant IT systems operated by the Company or by third parties, the most reasonably likely worst case Year 2000 scenario is that the Company will have to bring its existing MIS systems into Year 2000 compliance; provided, however, that while the Company believes based upon its assessments that its existing systems can be made Year 2000 compliant prior to December 31, 1999, there can be no assurance of this fact. The Company believes that it will be able to either bring its new MIS systems substantially into operation or bring its existing systems into Year 2000 compliance by the end of 1999, although there can be no assurance.

The Company's failure to bring either its new MIS systems into operation or bring its existing MIS systems into Year 2000 compliance by the end of 1999 would likely have a material adverse effect on the Company, in that it would make it very difficult for the Company to operate its business in the ordinary course and would likely cause the Company to lose revenues, have increased operating costs and have business interruptions of a material nature (which would likely not be covered by the Company's existing business interruption insurance) until such systems were in place. In addition, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

         CONTINGENCY PLANS

As discussed above, the Company is engaged in an ongoing Year 2000 assessment in order to determine the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. The Company is currently continuing to develop its new MIS systems for its distribution services business, and hopes to be in a position by March 1999 to determine whether such system will be far enough along in its development so that it can be made operational prior to the end of 1999. Alternatively, unless by the end of April 1999 the Company has determined that it is reasonably likely that it will be in a position to bring its new MIS system for its distribution services business into operation prior to the end of the year, the Company will likely opt to expend the costs associated with bringing the Company's existing MIS system for its distribution services business into Year 2000 compliance.

The Company is currently considering what its contingency plans will be in the event that the Company is not able to bring its IT and non-IT systems for its TIMCO Greensboro, Lake City and Macon facilities into Year 2000 compliance by the end of 1999. The Company currently plans to complete such contingency plans by the end of April 1999.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

The table below provides information about the Company's market sensitive financial instruments and constitutes a "forward- looking statement." The Company's major market risk exposure is changing interest rates in the United States and fluctuations in the London Interbank Bank Offered Rate. The Company's policy is to manage interest rates through use of a combination of fixed and floating rate debt. All items described are non-trading. The table below assumes the December 31, 1998 interest rates remain constant.

                                                                                                                 FAIR VALUE
                                                                                                                DECEMBER 31,
                                1999         2000     2001     2002     2003      THEREAFTER        TOTAL           1998
                                ----         ----     ----     ----     ----     ------------      -------         -----
                                                                   (IN THOUSANDS)
Long term debt:
  Fixed rate debt.........       -            -        -        -        -         164,163         164,163         164,163
  Average interest rates..                                                         8.13%
  Variable rate debt:         174,007         -        -        -        -                   -     174,007         174,007
  Average interest rates..    7.66%

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial information required by Item 8 is included elsewhere in this Report (see Part IV, Item 14).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting scheduled to be held in May 1999, under the caption, "Election of Directors," to be filed by the Registrant.

ITEM 11.          EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting scheduled to be held in May 1999, under the caption, "Executive Compensation," to be filed by the Registrant.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting scheduled to be held in May 1999, under the caption, "Security Ownership of Certain Beneficial Owners and Management," to be filed by the Registrant.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is hereby incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting scheduled to be held in May 1999, under the caption "Certain Transactions," to be filed by the Registrant.

                                     PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (A) The consolidated balance sheets as of December 31, 1997 and December 31, 1998 and the related consolidated statements of income and stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998 are filed as part of this report:

                  (1)      FINANCIAL STATEMENTS                            PAGE

         Report of Independent Certified Public Accountants                F-2
         Consolidated Balance Sheets at December 31, 1997 and 1998         F-3
         Consolidated Statements of Income for the three years ended
            December 31, 1998                                              F-5
         Consolidated Statements of Stockholders'
            Equity for the three years ended December 31, 1998             F-6
         Consolidated Statements of Cash Flows for the three years ended
            December 31, 1998                                              F-7
         Notes to Consolidated Financial Statements                        F-9

                  (2)      CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

         Schedule II - Valuation and Qualifying Accounts for the
            three years ended December 31, 1998                            F-36

                  (3)      EXHIBITS

                   3.1 Certificate of Incorporation of the Company and amendment thereto(1)

                   3.2     Second Amendment to Certificate of Incorporation(4)

                   3.3     Bylaws of the Company(1)

                   4.1 Indenture, dated as of February 17, 1998, among Aviation Sales Company, certain of its subsidiaries, and SunTrust Bank Central Florida, National Association, Trustee(3)

                  10.1 Third Amended and Restated Credit Agreement, dated as of October 17, 1997, by and among the Company, certain of its subsidiaries and Citicorp USA, Inc., as agent(2)

                  10.2 Lease, dated as of December 2, 1994, by and between Aviation Properties and the Partnership(1)

                 *10.3 Memorandum of Purchase and Sale effective as of March 31, 1998 by and between Aviation Properties of Texas and Aviation Sales Operating Company for Pearland facility

                 *10.4 Lease dated July 22, 1998 by and between Ben Quevedo, Ltd. and Caribe

                 *10.5 Form of Employment Agreement, dated January 1, 1999, by and between Dale S. Baker and the Company

                 +10.6 Amended Employment Agreement, effective as of December 2, 1994, by and between Harold Woody and the Company(4)

                 *10.7 Form of Employment Agreement, dated January 1, 1999, by and between James D. Innella and the Company

                 +10.8 Amended Employment Agreement, effective as of June 1, 1996, by and between Michael A. Saso and the Company(4)

                 *10.9 Form of Employment Agreement, dated January 1, 1999, by and between Benito Quevedo and the Company

                +10.10     1996 Director Stock Option Plan(4)

                +10.11     1996 Stock Option Plan(4)

                +10.12     1997 EBITDA Incentive Compensation Plan(5)

                *10.13     Form of Aviation Sales Company 1999 EBITDA Plan

               *+10.14 Form of Stock Option Agreement (Non-Plan) by and between the Company and each of Dale S. Baker, James D. Innella and Benito Quevedo

                 10.15 Merger Agreement by and among Aviation Sales Company, AVS/ASI Merger Corp., Aerocell Structures, Inc. and the shareholders of Aerocell Structures, Inc., dated as of September 30, 1997(6)

                 10.16 Asset Purchase Agreement by and between Aviation Sales Company and Kratz-Wilde Machine Company, dated as of September 30, 1997(7)

                 10.17 Stock for Asset Purchase Agreement by and between Aviation Sales Company, AVS/AMI Merger Corp., Apex Manufacturing, Inc. and the shareholders of Apex Manufacturing, Inc., dated as of December 31, 1997(8)

                 10.18 Merger Agreement by and among Aviation Sales Company, AVS/CAI Merger Corp., Caribe Aviation, Inc., Aircraft Interior Design, Inc. and Benito Quevedo(9)

                 10.19 Agreement and Plan of Merger dated as of March 26, 1998 by and among Aviation Sales Company, WHC Acquisition Corp. and Whitehall Corporation (10)

                 10.20 Stock Purchase Agreement dated August 10, 1998 by and among Aviation Sales Maintenance, Repair & Overhaul Company, Primark Corporation and Triad International Maintenance Corporation (11)

                 10.21 First Amendment to Stock Purchase Agreement dated September 22, 1998(11)

                 10.22 Amendment No. 2 and Consent dated as of September 18, 1998 to Third Amendment and Restated Credit Agreement dated as of October 17, 1997(11)

                 10.23 Amendment No. 3 dated as of November 24, 1998 to Third Amended and Restated Credit Agreement dated as of October 17, 1997(12)

                 10.24 Amendment No. 4 dated as of December 15, 1998 to Third Amended and Restated Credit Agreement dated as of October 17, 1997 (13)

                *10.25 Amendment No. 5 dated as of February 15, 1999 to Third Amended and Restated Credit Agreement dated as of October 17, 1997

                 10.26 Credit Agreement dated as of December 17, 1998 among First Security Bank, National Association, as owner trustee for the Aviation Sales Trust 1998-1, as lessor, NationsBank, National Association, as administrative agent, and the several lenders thereto
                           (13)

                 10.27 Lease Agreement dated as of December 17, 1998 between First Security Bank, National Association, as owner trustee under Aviation Sales Trust 1998-1, as lessor, and the Company, as lessee (13)

                 10.28 Guaranty Agreement (Series A Obligations) between the Company, substantially all of its subsidiaries and NationsBank, National Association, as agent for the Series A lenders, dated as of December 17, 1998

                 10.29 Guaranty Agreement (Lease Obligations) between substantially all of the subsidiaries of the Company and First Security Bank, National Association, as owner trustee for the Aviation Sales Trust 1998-1, dated as of December 17, 1998 (13)

                 10.30 Participation Agreement between the Company as Construction Agent and Leases, First Security Bank, National Association, as Owner Trustee, the Various Banks and other lending institutions as the holders and lenders, and NationsBank, National Association, as Administrative Agent, dated as of December 17, 1998 (13)

                 *21.1     List of Subsidiaries of Registrant

                 *23.1     Consent of Arthur Andersen LLP

                 *27.1     Financial Data Schedule

         *        Filed herewith
         +        Compensation plan or agreement

(Footnotes on next Page)

(FOOTNOTES FROM PRIOR PAGE)
---------------------------

         (1) Incorporated by reference to Company's Registration Statement on Form S-1 dated April 15, 1996 (File No. 333-3650)

         (2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 1997

         (3) Incorporated by reference to Company's Registration Statement on Form S-4 dated March 26, 1998 (File No. 333-48669)

         (4) Incorporated by reference to Amendment No. 1 to Company's Registration Statement on Form S-1 dated June 6, 1996 (File No. 333-3650)

         (5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         (6) Incorporated by reference to the Registrant's Current Report on Form 8-K dated September 30, 1997

         (7) Incorporated by reference to the Registrant's Current Report on Form 8-K dated October 17, 1997

         (8) Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 31, 1997

         (9) Incorporated by reference to the Registrant's Current Report on Form 8-K dated March 6, 1998

         (10) Incorporated by reference to Registrant's Registration Statement on Form S-4 filed April 30, 1998 (File No. 333-31479)

         (11) Incorporated by reference to Registrant's Current Report on Form 8-K dated September 22, 1998

         (12) Incorporated by reference to Registrant's Current Report on Form 8-K dated November 24, 1998

         (13) Incorporated by reference to Registrant's Current Report on Form 8-K dated December 17, 1998


         (B)      REPORTS ON FORM 8-K.

The following Current Reports on Form 8-K were filed during the fourth quarter of 1998:

         (i) Current Report on Form 8-K, dated September 22, 1998 reporting under: (a) Item 2, the acquisition of Triad International Maintenance Corporation by the Company and (b) Item 5, the Company's entering into Amendment No. 2 and Consent to Third Amended and Restated Credit Facility.

         (ii) Current Report on Form 8-K/A dated July 31, 1998, amending the Company's Current Report on Form 8-K dated July 31, 1998 reporting the Whitehall acquisition by including under Item 7 certain supplemental financial statements which give retroactive effect to the Company's acquisition of Whitehall and including a Management's Discussion and Analysis of Financial Condition and Results of Operations relating to the periods presented in such supplemental financial statements.

         (iii) Current Report on Form 8-K, dated November 24, 1998 reporting under: (a) Item 5, the Company's entering into Amendment No. 3 to Third Amended and Restated Credit Facility and (b) Item 5, the filing of certain financial statements which give retroactive effect to the Company's acquisition of Whitehall and including a Management's Discussion and Analysis of Financial Condition and Results of Operations relating to the periods presented in such financial statements.

         (C)      EXHIBITS

For exhibits, see Item 14(A)(3) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIATION SALES COMPANY
(Registrant)

BY: /S/ DALE S.  BAKER                                          March 31, 1999
----------------------
Dale S.  Baker, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE AND TITLE                                DATE:
                  -------------------                                -----
/S/ DALE S.  BAKER                                                   March 31, 1999
------------------
Dale S.  Baker
President, Chief Executive Officer, Chief Financial Officer and
Chairman of the Board (Principal Executive and Financial Officer)

/S/ HAROLD M.  WOODY                                                 March 31, 1999
--------------------
Harold M.  Woody
Executive Vice President and Director

/S/ GARLAN BRAITHWAITE                                               March 31, 1999
----------------------
Garlan Braithwaite
Vice President - Finance
(Principal Accounting Officer)

/S/ ROBERT ALPERT                                                    March 31, 1999
-----------------
Robert Alpert
Director

/S/ SAM HUMPHREYS                                                    March 31, 1999
-----------------
Sam Humphreys
Director

/S/ PHILIP B. SCHWARTZ                                               March 31, 1999
----------------------
Philip B. Schwartz
Director

/S/ GEORGE F. BAKER                                                  March 31, 1999
-------------------
George F. Baker
Director

/S/ JEFFREY N. GREENBLATT                                            March 31, 1999
-------------------------
Jeffrey N. Greenblatt
Director

                          [SIGNATURE PAGE TO FORM 10-K]

                     AVIATION SALES COMPANY AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                        PAGE
                                                                        ----
Report of Independent Certified Public Accountants                       F-2

Consolidated Balance Sheets at December 31, 1997 and 1998                F-3

Consolidated Statements of Income for the three years ended
    December 31, 1998                                                    F-5

Consolidated Statements of Stockholders' Equity for the three
    years ended December 31, 1998                                        F-6

Consolidated Statements of Cash Flows for the three years ended
    December 31, 1998                                                    F-7

Notes to Consolidated Financial Statements                               F-9

Financial Statement Schedule:
    Schedule II - Valuation and Qualifying Accounts for the three
      years ended December 31, 1998                                      F-36

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Aviation Sales Company:

We have audited the accompanying consolidated balance sheets of Aviation Sales Company (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aviation Sales Company and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

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

ARTHUR ANDERSEN LLP

Miami, Florida,
    February 9, 1999.

                     AVIATION SALES COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)

                                     ASSETS

                                                                                 DECEMBER 31,
                                                                      ---------------------------------
                                                                          1997                 1998
                                                                      ------------          -----------
CURRENT ASSETS:
   Cash and cash equivalents                                          $      6,237          $    10,536
   Accounts receivable, net of allowance for doubtful accounts of
     $7,322 and $12,489  in 1997 and 1998, respectively                     82,779              115,974
   Inventories                                                             145,343              277,131
   Deferred income taxes                                                     3,057                5,932
   Other current assets                                                     14,142               16,416
                                                                      ------------          -----------
         Total current assets                                              251,558              425,989
                                                                      ------------          -----------
EQUIPMENT ON LEASE, net of accumulated amortization
   of $3,627 and $3,014 in 1997 and 1998, respectively                      22,758               28,354
                                                                      ------------          -----------
FIXED ASSETS, net                                                           38,061               69,744
                                                                      ------------          -----------
AMOUNTS DUE FROM RELATED PARTIES                                             2,891                2,204
                                                                      ------------          -----------
OTHER ASSETS:
   Goodwill, net                                                            17,712               56,936
   Deferred income taxes                                                     1,485                    -
   Deferred financing costs, net                                             2,676                8,104
   Other assets                                                              4,191                8,046
                                                                      ------------          -----------
         Total other assets                                                 26,064               73,086
                                                                      ------------          -----------
         Total assets                                                 $    341,332          $   599,377
                                                                      ============          ===========

                                   (Continued)

                     AVIATION SALES COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)

                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                   DECEMBER 31,
                                                                        ---------------------------------
                                                                            1997                 1998
                                                                        ------------          -----------
CURRENT LIABILITIES:
   Accounts payable                                                     $     31,500          $    50,931
   Accrued expenses                                                           21,318               26,317
   Current portion of notes payable                                           12,541                4,908
   Current portion of capital lease obligations                                   84                   84
   Revolving loan                                                             96,127              174,007
                                                                        ------------          -----------
         Total current liabilities                                           161,570              256,247
                                                                        ------------          -----------
LONG-TERM LIABILITIES:
   Senior subordinated notes                                                       -              164,163
   Notes payable, net of current portion                                      52,876               18,881
   Capital lease obligations, net of current portion                           4,174                4,133
   Deferred income                                                               962                1,371
   Other long-term liabilities                                                   471                  284
                                                                        ------------          -----------
         Total long-term liabilities                                          58,483              188,832
                                                                        ------------          -----------
COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 1,000,000 shares authorized,
     none outstanding                                                              -                    -
   Common stock, $.001 par value, 30,000,000 shares authorized, and 13,362,568 shares outstanding in 1997 and 12,515,809 shares
     issued and outstanding in 1998                                               13                   12
   Additional paid-in capital                                                 72,962               64,344
   Retained earnings                                                          64,449               89,942
                                                                        ------------          -----------
                                                                             137,424              154,298
   Less treasury stock (1,111,562 shares at December 31, 1997), at cost      (16,145)                   -
                                                                        ------------          -----------
         Total stockholders' equity                                          121,279              154,298
                                                                        ------------          -----------
         Total liabilities and stockholders' equity                     $    341,332          $   599,377
                                                                        ============          ===========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                     AVIATION SALES COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)


                                                             YEARS ENDED DECEMBER 31,
                                                    --------------------------------------------
                                                        1996           1997             1998
                                                    -----------     -----------     ------------
Operating revenues:
   Sales of products, net                           $   155,857     $   244,340     $    359,245
   Services and other                                    75,877          78,198          141,571
                                                    -----------     -----------     ------------
                                                        231,734         322,538          500,816
Cost of sales and services                              169,787         244,758          372,728
                                                    -----------     -----------     ------------
Gross profit                                             61,947          77,780          128,088
Operating expenses                                       33,958          52,782           66,719
                                                    -----------     -----------     ------------
Income from operations                                   27,989          24,998           61,369
Interest expense                                          5,411           8,059           21,343
Other (income) expense                                     (461)          4,696             (196)
                                                    -----------     -----------     ------------
Income before income taxes, equity (income) losses
   of affiliate and extraordinary item                   23,039          12,243           40,222
Income tax expense                                        1,617           7,260           15,486
                                                    -----------     -----------     ------------
Income before equity (income) losses of
   affiliate and extraordinary item                      21,422           4,983           24,736
Equity (income) losses of affiliate,
   net of income taxes                                     (255)            139           (1,356)
                                                    -----------     -----------     ------------
Income before extraordinary item                         21,677           4,844           26,092
Extraordinary item, net of income taxes                   1,862          -                   599
                                                    -----------     -----------     ------------
   Net income                                       $    19,815     $     4,844     $     25,493
                                                    ===========     ===========     ============
BASIC EARNINGS PER SHARE:
   Income before extraordinary item                 $      2.04     $      0.40     $       2.13
   Extraordinary item, net of income taxes                 0.18          -                  0.05
                                                    -----------     -----------     ------------
   Net income                                       $      1.86     $      0.40     $       2.08
                                                    ===========     ===========     ============
DILUTED EARNINGS PER SHARE:
   Income before extraordinary item                 $      2.01     $      0.39     $       2.06
   Extraordinary item, net of income taxes                 0.17          -                  0.05
                                                    -----------     -----------     ------------
   Net income                                       $      1.84     $      0.39     $       2.01
                                                    ===========     ===========     ============
PRO FORMA BASIC EARNINGS PER SHARE
   (See Note 10):
     Pro forma income before extraordinary item     $      1.38
     Extraordinary item, net of income taxes               0.18
                                                    -----------
     Pro forma net income                           $      1.20
                                                    ===========
PRO FORMA DILUTED EARNINGS PER SHARE
   (See Note 10):
     Pro forma income before extraordinary item     $      1.36
     Extraordinary item, net of income taxes               0.17
                                                    -----------
     Pro forma net income                           $      1.19
                                                    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     AVIATION SALES COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        (In thousands, except share data)

                                                                   COMMON STOCK              ADDITIONAL
                                                             -------------------------         PAID-IN         RETAINED
                                                                SHARES          AMOUNT         CAPITAL         EARNINGS
                                                             -----------        ------       ----------        ---------
BALANCE AS OF DECEMBER 31, 1995                               10,175,788         $  10         $ 12,732        $  47,697
  Net income                                                      -                  -                -           19,815
  Stock options exercised                                         33,738             -              413                -
  Distribution to partners prior to public offering               -                  -                -           (3,042)
  Payments to J/T Aviation Partners (Note 1)                    (575,000)           (1)          (4,262)          (5,898)
  Net proceeds from sale of common stock                       3,737,500             4           64,572             -
                                                             -----------         -----         --------        ---------
BALANCE AS OF DECEMBER 31, 1996                               13,372,026            13           73,455           58,572
  Impact of immaterial poolings (Note 2)                               -             -              583            1,033
  Net income                                                           -             -                -            4,844
  Stock options exercised                                         47,542             -              872                -
  Gain on litigation settlement with
     former employee (Note 7)                                    (75,000)            -           (2,625)               -
  Issuance of common stock to
     employees (Note 6)                                           18,000             -              677                -
                                                             -----------         -----         --------        ---------
BALANCE AS OF DECEMBER 31, 1997                               13,362,568            13           72,962           64,449
  Net income                                                           -             -                -           25,493
  Stock issued in Caribe acquisition (Note 2)                    182,143             -            5,720                -
  Rescinded stock grant (Note 6)                                 (18,000)            -                -                -
  Stock options exercised                                        100,660             -            1,806                -
  Retirement of treasury stock                                (1,111,562)           (1)         (16,144)               -
                                                             -----------         -----         --------        ---------
BALANCE AS OF DECEMBER 31, 1998                               12,515,809         $  12         $ 64,344        $  89,942
                                                             ===========         =====         ========        =========

                                                                    TREASURY STOCK                TOTAL
                                                             ----------------------------     STOCKHOLDERS'
                                                                SHARES            AMOUNT          EQUITY
                                                             ------------       ---------     -------------
BALANCE AS OF DECEMBER 31, 1995                                (1,111,562)      $ (16,145)     $   44,294
  Net income                                                            -               -          19,815
  Stock options exercised                                               -               -             413
  Distribution to partners prior to public offering                     -               -          (3,042)
  Payments to J/T Aviation Partners (Note 1)                            -               -         (10,161)
  Net proceeds from sale of common stock                                -               -          64,576
                                                             ------------       ---------      ----------
BALANCE AS OF DECEMBER 31, 1996                                (1,111,562)        (16,145)        115,895
  Impact of immaterial poolings (Note 2)                                -               -           1,616
  Net income                                                            -               -           4,844
  Stock options exercised                                               -               -             872
  Gain on litigation settlement with
     former employee (Note 7)                                           -               -          (2,625)
  Issuance of common stock to
     employees (Note 6)                                                 -               -             677
                                                             ------------       ---------      ----------
BALANCE AS OF DECEMBER 31, 1997                                (1,111,562)        (16,145)        121,279
  Net income                                                            -               -          25,493
  Stock issued in Caribe acquisition (Note 2)                           -               -           5,720
  Rescinded stock grant (Note 6)                                        -               -               -
  Stock options exercised                                               -               -           1,806
  Retirement of treasury stock                                  1,111,562          16,145               -
                                                             ------------       ---------      ----------
BALANCE AS OF DECEMBER 31, 1998                                         -       $       -      $  154,298
                                                             ============       =========      ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     AVIATION SALES COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                   YEARS ENDED DECEMBER 31,
                                                                         ---------------------------------------------
                                                                            1996              1997             1998
                                                                         ----------       ----------        ----------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income                                                            $   19,815       $    4,844        $   25,493
   Adjustments to reconcile net income to net cash
     used in operating activities-
       Depreciation and amortization                                          4,035            5,619            11,350
       Proceeds from sale of equipment on lease, net of gain                      -            3,797             1,289
       Gain on sale of fixed assets                                             (11)               -               (72)
       Equity (income) losses of affiliate, net of income taxes                (255)             139            (1,356)
       Write-off of preferred stock                                               -            4,500                 -
       Provision for doubtful accounts                                        1,954            8,157             1,692
       Deferred income taxes                                                 (5,379)             279            (1,106)
       Extraordinary item, net of income taxes                                1,862                -               599
       Issuance of common stock to employees                                      -              677                 -
       Gain on litigation settlement with former employee                         -           (2,625)                -
   Increase in accounts receivable, net                                     (13,430)         (28,782)           (3,012)
   Increase in inventories                                                  (21,264)         (58,523)         (102,224)
   Increase in other current assets                                          (4,398)          (8,458)           (1,147)
   (Increase) decrease in other assets                                          318             (882)           (1,562)
   Increase in accounts payable                                               2,434            8,322            10,589
   Increase (decrease) in accrued expenses                                    2,539            8,804           (11,824)
   Increase in deferred income                                                   13               72               409
   Increase (decrease) in other liabilities                                    (297)             322               (72)
                                                                         ----------       ----------        ----------
         Net cash used in operating activities                              (12,064)         (53,738)          (70,954)
                                                                         ----------       ----------        ----------
CASH FLOW FROM INVESTING ACTIVITIES:
   Cash used in acquisitions, net of cash acquired                           (8,954)         (41,447)          (75,703)
   Purchases of fixed assets                                                 (5,549)          (8,133)          (16,618)
   Purchases of equipment on lease                                           (7,830)         (10,528)          (23,410)
   Proceeds from sale of electronics business                                     -            1,720                 -
   Proceeds from sale of fixed assets                                            11                -               751
   Payments from related parties                                                117               23               687
                                                                         ----------       ----------        ----------
         Net cash used in investing activities                              (22,205)         (58,365)         (114,293)
                                                                         ----------       ----------        ----------

                                   (Continued)

                     AVIATION SALES COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                   (Continued)

                                                                                       YEARS ENDED DECEMBER 31,
                                                                            -----------------------------------------------
                                                                               1996              1997               1998
                                                                            ---------         -----------       -----------
CASH FLOW FROM FINANCING ACTIVITIES:
   Borrowings of amounts under senior debt facility                         $  41,013         $   113,433       $    77,880
   Proceeds from sale of common stock                                          64,576                   -                 -
   Proceeds from issuance of senior subordinated notes                          -                       -           164,002
   Repayment of amounts outstanding under senior debt
     facility                                                                 (61,521)             (6,643)          (56,190)
   Payments to J/T Aviation Partners                                          (10,161)                  -                 -
   Distribution to partners--prior to public offering                          (3,042)                  -                 -
   Proceeds from note to prior owners of Kratz-Wilde                                -               2,200                 -
   Proceeds from equipment loans                                                  822               7,200            10,488
   Payments on equipment loans                                                      -                (452)             (921)
   Payments on capital leases                                                       -                   -               (41)
   Stock options exercised                                                        413                 872             1,806
   Payment of deferred financing costs                                         (1,548)             (2,188)           (7,478)
                                                                            ---------         -----------       -----------
       Net cash provided by financing activities                               30,552             114,422           189,546
                                                                            ---------         -----------       -----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                            (3,717)              2,319             4,299
                                                                            ---------         -----------       -----------
CASH AND CASH EQUIVALENTS, beginning of period                                  7,635               3,918             6,237
                                                                            ---------         -----------       -----------
CASH AND CASH EQUIVALENTS, end of period                                    $   3,918         $     6,237       $    10,536
                                                                            =========         ===========       ===========
SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:
     Promissory notes received for sale of electronics
       business                                                             $       -         $       864       $         -
     Disposition of ocean systems business' assets
       in exchange for preferred stock:
         Inventory                                                              3,943                   -                 -
         Fixed assets, net                                                        557                   -                 -
         Investment in preferred stock                                         (4,500)                  -                 -

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:
     Interest paid                                                          $   4,946         $     6,655       $    15,684
                                                                            =========         ===========       ===========
     Income taxes paid                                                      $   6,722         $     6,661       $    18,669
                                                                            =========         ===========       ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     AVIATION SALES COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Financial amounts in thousands, except per share data)

NOTE 1--GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND OPERATIONS

Aviation Sales Company ("ASC") is a Delaware corporation. The operations of ASC were initially conducted by two predecessor partnerships, AJT Capital Partners, which was formed in February of 1992 to acquire certain aircraft and spare parts owned by Eastern Air Lines, Inc., and ASC Acquisition Partners, L.P. (the "Partnership"), which was formed in November of 1994 to acquire the Aviation Sales Company business unit from Aviall Services, Inc.

ASC was organized on June 26, 1996, when: (i) all but one of the parties holding interests in the Partnership contributed their interests in the Partnership to ASC in exchange for 2,924 shares of ASC's common stock, and (ii) one of the parties holding an interest in the Partnership, J/T Aviation Partners ("J/T"), contributed its interest in the Partnership to ASC in exchange for 1,501 shares of ASC's common stock and an amount equal to the proceeds to be received by ASC for 575 shares of common stock sold in ASC's initial public offering (the "IPO"), as more completely described below. For periods prior to the closing of the IPO, the 4,425 shares issued to the partners and the 575 shares of common stock, the net proceeds in respect of which were paid to J/T, are presented as outstanding.

In July 1996, ASC completed its IPO of 3,738 shares of its common stock at $19 per share raising net proceeds, after expenses, of $64,576. Of such proceeds, $10,161 was used to pay indebtedness due to J/T in connection with the formation of the Company and the balance of which was used to repay senior and subordinated indebtedness. See Note 5.

On July 31, 1998, ASC acquired Whitehall Corporation ("Whitehall") for consideration of 2,844 shares of ASC common stock. Under the terms of the acquisition agreement, each share of Whitehall common stock was exchanged for
 .5143 shares of ASC common stock. The acquisition of Whitehall has been accounted for under the pooling of interests method of accounting. The accompanying consolidated financial statements give retroactive effect to the acquisition of Whitehall. All share amounts have been restated to include the conversion of the Whitehall common stock to ASC common stock in the merger and a two for one stock split effected by Whitehall in March 1997. The operations of ASC and Whitehall retroactively consolidated are referred to herein as the operations of the Company.

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

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

                     AVIATION SALES COMPANY AND SUBSIDIARIES

             (Financial amounts in thousands, except per share data)

NOTE 1--GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--
(CONTINUED)

RECLASSIFICATIONS

Certain 1996 and 1997 account balances have been reclassified to be consistent with the 1998 financial statement presentation.

CASH AND CASH EQUIVALENTS

The Company considers all deposits with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents at December 31, 1997 and 1998, include cash held by the Company in demand deposit accounts.

REVENUE RECOGNITION

Sales of aircraft parts and repairs are recognized as product sales when a unit is shipped and title has passed to the customer or when a repaired unit is returned to the customer. The Company records reserves for estimated sales returns in the period sales are made. Reserves for returns as of December 31, 1997 and 1998 were $1,741 and $1,399, respectively. The Company also warehouses and sells inventories on behalf of others under consignment arrangements. The Company records sales of aircraft parts from consignment inventories as product sales upon shipment of the unit. The Company exchanges rotable parts in need of service or overhaul for new, overhauled or serviceable parts in its inventory for a fee. Fees on exchanges are recorded as product sales at the time the unit is shipped.

Aircraft maintenance service revenues are recognized when services are performed and unbilled receivables are recorded. Unbilled receivables are billed on the basis of contract terms (which are generally on completion of an aircraft) and deliveries. The Company also performs inventory repair management and warehouse management services to customers on a contractual basis. These service fees are recorded in revenue over the course of the contract as the services are rendered. Gain on sale of equipment on lease is included in services and other revenue.

INVENTORIES

Inventories, which consist primarily of aircraft parts, are stated at the lower of cost or market on primarily a specific identification basis. In instances where bulk purchases of inventory items are made, cost is determined based upon an allocation by management of the bulk purchase price to the individual components. Expenditures required for the recertification of parts are capitalized as inventory and are expensed as the parts associated with the recertification are sold. The Company enters into consignment arrangements for bulk quantities of inventory items. Costs to disassemble and warehouse bulk items are carried as inventory and expensed as the consigned items are sold. The Company maintains raw materials and work in progress inventories in support of its manufacturing and maintenance, repair and overhaul activities. At December 31, 1997 and 1998, inventories consisted of the following:

                     AVIATION SALES COMPANY AND SUBSIDIARIES

             (Financial amounts in thousands, except per share data)

NOTE 1--GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--
(CONTINUED)

                                                       1997            1998
                                                   -----------      -----------
    Finished goods including aircraft parts        $   131,582      $   248,430
    Work in progress                                     2,115            7,626
    Raw materials                                       11,646           21,075
                                                   -----------      -----------
                                                   $   145,343      $   277,131
                                                   ===========      ===========

EQUIPMENT ON LEASE

The Company leases engines and spare parts inventories to the airline industry on a worldwide basis through operating leases. Operating lease income is recognized on a straight-line basis over the term of the underlying leases. The cost of equipment on lease is amortized, principally on a straight-line basis, to the estimated remaining net realizable value over the lease term or the economic life of the equipment.

FIXED ASSETS, NET

At December 31, 1997 and 1998, fixed assets, net consisted of the following:

                                                    1997               1998
                                                -----------         -----------
    Land                                        $     1,307         $     1,397
    Buildings                                         8,770              12,889
    Machinery and equipment                          28,171              48,782
    Furniture and fixtures                            6,763               4,817
    Leasehold improvements                           10,259              25,440
                                                -----------         -----------
                                                     55,270              93,325
         Accumulated depreciation                   (17,209)            (23,581)
                                                -----------         -----------
                                                $    38,061         $    69,744
                                                ===========         ===========

For financial reporting purposes, the Company provides for depreciation of fixed assets using the straight-line method at annual rates sufficient to amortize the cost of the assets less estimated salvage values over their estimated useful lives. Estimated useful lives range from 3 to 20 years for the Company's fixed assets.

Maintenance and repair expenditures are charged to expense as incurred, and expenditures for improvements and major renewals are capitalized. The carrying amounts of assets which are sold or retired and the related accumulated depreciation are removed from the accounts in the year of disposal, and any resulting gain or loss is reflected in income.

Depreciation expense amounted to $1,843, $3,120 and $6,501 for the years ended December 31, 1996, 1997 and 1998, respectively.

                     AVIATION SALES COMPANY AND SUBSIDIARIES

             (Financial amounts in thousands, except per share data)

NOTE 1--GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--
(CONTINUED)

INVESTMENTS

In November 1996, Whitehall sold substantially all of the assets related to its ocean systems business in exchange for 818 shares of the buyer's preferred stock, which carries a liquidation preference of $5.50 per share. The preferred stock is convertible at the Company's election after December 31, 1997 into shares of the buyer's common stock at a 45% conversion rate. In 1996, Whitehall considered this investment as one that would be held to maturity and that its carrying value of $4,500 approximated its fair market value. The carrying value was the net cost of the assets exchanged for the stock. However, although the buyer of the ocean systems business provided additional capital and new management, the continuing decline in defense spending and other concerns caused Whitehall's management in 1997 to reevaluate the value of this preferred stock. As a result, other (income) expense in the accompanying 1997 statement of income contains a $4,500 write-off of the value of the preferred stock.

In March 1997, Whitehall sold its electronics business for approximately $2,764, consisting of approximately $1,900 in cash and $864 in 10% promissory notes.

During 1994, Whitehall obtained a 40% ownership interest in a joint venture involved in the development of aircraft-related technology for an initial investment of $1. The Company accounts for its investment in the joint venture under the equity method. In 1994, Whitehall loaned $2,000 to the joint venture, which is evidenced by a promissory note which accrues interest at a maximum rate of 5% per annum. Principal and accrued interest became due on January 5, 1999. Management is evaluating the possibility of extending the note or converting the note and accrued interest into a capital contribution. The note is secured by certain assets of the joint venture.

Summarized balance sheet information for the joint venture as of December 31, 1997 and 1998 is as follows:

                                                  1997                  1998
                                              ----------             ----------
    Current assets                            $   14,358             $   18,294
    Noncurrent assets                              2,782                  1,351
    Current liabilities                           12,489                  8,150
    Noncurrent liabilities                         2,000                  2,000

Summarized results of operations for the joint venture for the years ended December 31, 1996, 1997 and 1998 is as follows:

                                   1996            1997            1998
                                 ---------      ----------      ---------
         Net sales               $  11,520      $   17,810      $  45,483
         Gross profit                4,104           3,578          7,754
         Net income (loss)           1,044            (569)         5,557

                     AVIATION SALES COMPANY AND SUBSIDIARIES

             (Financial amounts in thousands, except per share data)

NOTE 1--GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--
(CONTINUED)

INTANGIBLE ASSETS

The costs associated with obtaining financing are included in the accompanying consolidated balance sheets as deferred financing costs and are being amortized over the initial terms of the loans to which such costs relate. Amortization expense for the years ended December 31, 1996, 1997 and 1998 was $616, $386 and $949, respectively. In February 1998 the Company completed the offering and sale of $165,000 of its senior subordinated notes and used a portion of the proceeds to retire existing term and revolving indebtedness. In connection with these transactions, the Company wrote off the deferred financing costs related to the term loans. See Note 5.

The cost and accumulated amortization of deferred financing costs as of December 31, 1997 and 1998 is as follows:

                                                    1997                 1998
                                                 ---------           ----------
    Deferred financing costs:
       Original basis                            $   3,244           $    9,378
       Accumulated amortization                       (568)              (1,274)
                                                 ---------           ----------
                                                 $   2,676           $    8,104
                                                 =========           ==========

The excess of the purchase price over the fair values of the net assets acquired from Kratz-Wilde Machine Company, Inc., Caribe Aviation, Inc. and Triad International Maintenance Corporation were approximately $17,902, $9,703 and $31,200, respectively. These amounts have been recorded as goodwill, which are being amortized on a straight-line basis over 20 years. Amortization expense for the years ended December 31, 1997 and 1998 was $190 and $1,679, respectively.

Goodwill and accumulated amortization as of December 31 1997 and 1998 is as follows:

                                                 1997                 1998
                                              ----------           ----------
    Goodwill:
       Original basis                         $   17,902           $   58,805
       Accumulated amortization                     (190)              (1,869)
                                              ----------           ----------
                                              $   17,712           $   56,936
                                              ==========           ==========

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

                     AVIATION SALES COMPANY AND SUBSIDIARIES

             (Financial amounts in thousands, except per share data)

NOTE 1--GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--
(CONTINUED)

DEFERRED INCOME

Advance payments and deposits received on operating leases are initially deferred and subsequently recognized as the Company's obligations under the lease agreements are fulfilled.

ENVIRONMENTAL COSTS

Environmental expenditures that relate to current operations are expensed. Remediation costs that relate to existing conditions caused by past operations are accrued when it is probable that these costs will be incurred and can be reasonably estimated. Environmental costs are included in operating expenses in the accompanying consolidated statements of income.

STOCK COMPENSATION PLANS

The Company accounts for the fair value of its grants under its stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") on January 1, 1996.

INCOME TAXES

Prior to June 26, 1996, the business of ASC was conducted by the Partnership and therefore was not subject to income taxes. ASC, as a result of its organization and the transfer of the net assets of the Partnership to it, became subject to federal and state income taxes. At that time, ASC adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Deferred income taxes, which arose primarily as a result of temporary differences between the Partnership's book and tax basis of certain assets and liabilities, were recorded, resulting in an adjustment to the Company's reported earnings in the period of adoption. A deferred income tax benefit of $914 was credited to operations at the time of adoption. The transfer of J/T's interest in the Partnership to ASC described in Note 1 resulted in a step-up in basis in ASC's net assets for tax purposes. As a result, during 1996, a deferred tax benefit of $3,962 was recorded. See Note 11.

Prior to the merger, Whitehall filed a consolidated federal income tax return with its subsidiaries. Deferred federal income taxes have been provided for temporary differences between tax and financial reporting resulting primarily from depreciation provisions, allowances and expense accruals.

Under SFAS 109, deferred tax assets or liabilities are computed based upon the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability from period to period. If available

                     AVIATION SALES COMPANY AND SUBSIDIARIES

             (Financial amounts in thousands, except per share data)

NOTE 1--GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--
(CONTINUED)

evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance would be included in the provision for deferred income taxes in the period of change.

FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short maturity of the instruments and the provision for what management believes to be adequate reserves for potential losses. Management believes the fair value of long-term debt approximates the carrying amount of long-term debt in the accompanying consolidated balance sheets as the Company's variable rate long-term debt reprices to market and its fixed rate long-term debt is at what management believes to be fair market interest rates.

RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), was issued by the Financial Accounting Standards Board in June 1997. This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. The objective of SFAS 130 is to report a measure (comprehensive income) of all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners. The Company adopted SFAS 130 effective January 1, 1998. The adoption of SFAS 130 did not have a material impact on the Company's consolidated financial statements. No additional disclosure is required as net income is the same as comprehensive income for all periods presented.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual and interim financial reports to shareholders. It also establishes standards for related disclosures about an enterprise's business segments, products, services, geographic areas and major customers. SFAS No. 131, which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers, requires that a public company report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 requires that a public company report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. The Company adopted SFAS No. 131 effective December 31, 1998. Management operates the business of the Company as a single operating segment. As a result, no additional disclosure was required.

                     AVIATION SALES COMPANY AND SUBSIDIARIES

             (Financial amounts in thousands, except per share data)

NOTE 1--GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--
(CONTINUED)

In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("ACSEC") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. The Company adopted SOP 98-1 prospectively on January 1, 1999. Management does not believe that the adoption of SOP 98-1 will have a material effect on the Company's financial position or results of operations.

In April 1998, the ACSEC issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 establishes standards for the reporting and disclosure of start-up costs, including organization costs. The Company adopted SOP 98-5 effective on January 1, 1999. Management does not believe that the adoption of SOP 98-5 will have a material effect on the Company's financial position or results of operations.

NOTE 2--BUSINESS COMBINATIONS

ACQUISITIONS ACCOUNTED FOR UNDER THE PURCHASE METHOD OF ACCOUNTING

In August 1996, the Company completed the acquisition of certain assets of the business of Dixie Bearings, Incorporated ("Dixie") for approximately $9,000 in cash. The historical operations of Dixie, when compared to the historical operations of the Company, are not significant.

In July 1997, Whitehall completed the acquisition of an aircraft maintenance facility for approximately $6,700 in cash and assumed liabilities. This acquisition involved the purchase of inventories, equipment, and certain intangible assets.

In October 1997, the Company completed the acquisition of substantially all of the assets of the business of Kratz-Wilde Machine Company, a Kentucky corporation ("Kratz-Wilde") for $39,600 in cash and notes and the assumption of certain liabilities of Kratz-Wilde in the approximate amount of $2,200. (See
Note 5).

In March 1998, the Company completed the acquisition of Caribe Aviation, Inc. ("Caribe") and Caribe's wholly owned subsidiary Aircraft Interior Design, Inc. ("AIDI") for $23,300, consisting of $5,000 in cash, and $5,000 in promissory notes payable over two years; the issuance of 182 shares of the Company's common stock; and the repayment of approximately $7,600 of indebtedness owed by Caribe and AIDI to a financial institution.

In September 1998, the Company completed the acquisition of Triad International Maintenance Corporation ("TIMCO") for $63,300 in cash. (See Note 5). Additionally, as a part of the transaction, the Company agreed to guarantee certain industrial revenue bond financing incurred in connection with the development of TIMCO's Greensboro operating facilities, in the approximate amount of $11,700 and the Company has posted an irrevocable letter of credit to secure its obligations thereunder.

                     AVIATION SALES COMPANY AND SUBSIDIARIES

             (Financial amounts in thousands, except per share data)

NOTE 2--BUSINESS COMBINATIONS - (CONTINUED)

The Company's acquisitions of Dixie, Aero Corp-Macon, Kratz-Wilde, Caribe, AIDI and TIMCO have been accounted for under the purchase method of accounting and accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon the fair values at the date of acquisition, and their results of operations have been included in the accompanying consolidated financial statements from the date of acquisition.

Unaudited pro forma consolidated results of operations assuming the Aero Corp-Macon, Kratz-Wilde, Caribe, AIDI and TIMCO acquisitions had occurred at the beginning of the periods presented are as follows:

                                                                DECEMBER 31,
                                                           ---------------------
                                                              1997        1998
                                                           ---------   ---------
                                                           In thousands, except
                                                            earnings per share

    Revenue                                                $ 503,100   $ 614,900
    Income before extraordinary item                           3,700      27,700
    Net income                                                 3,700      27,100
    Diluted earnings per share before extraordinary item   $    0.29   $    2.13

The unaudited pro forma results of operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of January 1, 1997.

ACQUISITIONS ACCOUNTED FOR UNDER THE POOLING OF INTERESTS METHOD OF ACCOUNTING

Shares issued to consummate acquisitions accounted for under the pooling of interests method of accounting are reflected as outstanding for all periods presented in the accompanying financial statements.

In December 1996, the Company acquired AvEng Trading Partners, Inc. ("AvEng"), a company that was formed in 1995, for consideration of 400 shares of the Company's common stock. The acquisition was accounted for using the pooling of interests method of accounting.

                     AVIATION SALES COMPANY AND SUBSIDIARIES

             (Financial amounts in thousands, except per share data)

NOTE 2--BUSINESS COMBINATIONS-(CONTINUED)

In September 1997, the Company acquired Aerocell Structures, Inc. ("Aerocell") for consideration of 621 shares of the Company's common stock. Although the acquisition was accounted for using the pooling of interests method of accounting, the accompanying consolidated financial statements prior to 1997 have not been restated to give retroactive effect to the acquisition due to the immateriality of the restated amounts.

In December 1997, the Company acquired Apex Manufacturing, Inc. ("Apex") for consideration of 239 shares of the Company's common stock. Although the acquisition was accounted for using the pooling of interests method of accounting, the accompanying consolidated financial statements prior to 1997 have not been restated to give retroactive effect for the acquisition due to the immateriality of the restated amounts.

In July 1998, the Company acquired Whitehall for consideration of 2,844 shares of the Company's common stock. The acquisition was accounted for using the pooling of interests method of accounting and thus, the accompanying consolidated financial statements have been restated to give retroactive effect for the acquisition for all periods presented.

Details of the results of operations of ASC and the pooled entities for the periods before the pooling of interest combinations were consummated are as follows:

                                           1996           1997            1998
                                       -----------    -----------    -----------
    Revenue:
      ASC                              $   152,271    $   230,181    $   414,318
      AvEng, Aerocell and Apex               9,293         26,566          -
      Whitehall                             70,170         65,791         86,498
                                       -----------    -----------    -----------
                                       $   231,734    $   322,538    $   500,816
                                       ===========    ===========    ===========

    Income from operations before
      extraordinary item:
         ASC                           $    16,553    $    13,653    $    19,977
         AvEng, Aerocell and Apex              807          3,128          -
         Whitehall                           4,317        (11,937)         6,115
                                       -----------    -----------    -----------
                                       $    21,677    $     4,844    $    26,092
                                       ===========    ===========    ===========

                     AVIATION SALES COMPANY AND SUBSIDIARIES

             (Financial amounts in thousands, except per share data)

NOTE 2--BUSINESS COMBINATIONS-(CONTINUED)

PURCHASE PRICE ALLOCATIONS

The purchase price allocations for business combinations accounted for under the purchase method of accounting (including historical accounts of immaterial acquisitions accounted for under the pooling of interests method of accounting) were as follows:

                                                  YEAR ENDED DECEMBER 31,
                                           ------------------------------------
                                             1996          1997           1998
                                           -------      --------      ---------
    Accounts receivable                    $ 2,898      $  7,011      $  31,874
    Inventories                              6,000         8,803         15,057
    Prepaid expenses                          -               19          1,127
    Deposits and other                        -              619            483
    Fixed assets                               100        21,962         22,245
    Goodwill                                  -           17,902         40,903
    Accounts payable                           (44)       (2,328)        (8,842)
    Accrued expenses                          -           (2,632)       (16,424)
    Deferred income taxes                     -             (557)        -
    Notes payable                             -           (3,446)        (5,000)
    Capital lease obligations                 -           (4,290)        -
    Common stock issued                       -           (1,616)        (5,720)
                                           -------      --------      ---------
        Cash used in acquisitions, net
           of cash acquired                $ 8,954      $ 41,447      $  75,703
                                           =======      ========      =========

NOTE 3--ACCOUNTS RECEIVABLE

The Company distributes products to commercial airlines, air cargo carriers, distributors, maintenance facilities, corporate aircraft operators and other related companies. The Company performs periodic credit evaluations of its customers' financial conditions and provides allowances for doubtful accounts as required. No customer represented greater than 10 percent of revenues or accounts receivable for the years ended December 31, 1996, 1997 or 1998. Accrued sales not billed for aircraft maintenance services are billed on the basis of contract terms (which are generally on completion of an aircraft) and deliveries. Accrued sales not billed amounted to $6,578 and $23,862 at December 31, 1997 and 1998, respectively and are included in accounts receivable in the accompanying consolidated balance sheets. All accrued amounts at December 31, 1998 are expected to be billed and collected in 1999.

In April 1997, the Company was awarded the United States Air Force C-130 maintenance contract, which was subsequently canceled in June 1997 at the convenience of the government. The C-130 contract provides for reimbursement by the United States Air Force of costs incurred during its operation. At December 31, 1997, the Company recorded a $2,800 net receivable from the government for these costs, which was the Company's best estimate of the amount it will collect for the claim it has made. During 1998, the Company collected approximately $750 from the government related to this claim. The Company is currently negotiating a termination settlement with the government.

                     AVIATION SALES COMPANY AND SUBSIDIARIES

             (Financial amounts in thousands, except per share data)

NOTE 4--EQUIPMENT ON LEASE

In the normal course of business, the Company leases engines and spare parts to third parties pursuant to noncancelable operating leases ranging from one to ten years. The cost and accumulated amortization of equipment on lease are as follows:

                                                    DECEMBER 31,
                                           ------------------------------
                                                1997              1998
                                           -----------        -----------
    Equipment on lease, at cost            $    26,385        $    31,368
    Accumulated amortization                    (3,627)            (3,014)
                                           -----------        -----------
                                           $    22,758        $    28,354
                                           ===========        ===========

Deposits of $962 and $799, respectively, received on outstanding leases are recorded as deferred income in the accompanying consolidated balance sheets and will be applied in connection with the final settlement of these leases.

Amortization expense on equipment on lease amounted to $1,576, $1,923, and $2,018 for the years ended December 31, 1996, 1997 and 1998, respectively.

Future minimum lease receivables under outstanding leases are as follows:

         YEARS ENDING DECEMBER 31,
         -------------------------
                1999                               $       5,762
                2000                                       4,894
                2001                                       4,442
                2002                                       3,429
                2003                                       2,772
                Thereafter                                10,010
                                                   -------------
                                                   $      31,309
                                                   =============

                     AVIATION SALES COMPANY AND SUBSIDIARIES

             (Financial amounts in thousands, except per share data)

NOTE 5--NOTES PAYABLE AND REVOLVING LOAN

At December 31, 1997 and 1998, notes payable and revolving loan consisted of the following:

                                                           DECEMBER 31,
                                                  -----------------------------
                                                       1997            1998
                                                  ------------     ------------
    Revolving loan                                $     96,127     $    174,007
    Amended term loans                                  55,643                -
    Senior subordinated notes, net of discount               -          164,163
    Term loan - purchased assets                           546                -
    Term loan - leased assets                            7,028           16,589
    Note payable to prior owners of Kratz-Wilde          2,200            2,200
    Note payable to prior owner of Caribe                    -            5,000
                                                  ------------     ------------
                                                       161,544          361,959
    Less--current maturities                          (108,668)        (178,915)
                                                  ------------     ------------
    Net long-term notes payable                   $     52,876     $    183,044
                                                  ============     ============

Future maturities of notes payable and revolving loan at December 31, 1998 are as follows:

         YEARS ENDING DECEMBER 31,
         -------------------------
                1999                                $   178,915
                2000                                      5,247
                2001                                      1,659
                2002                                      5,595
                2003                                      6,380
                Thereafter                              164,163
                                                    -----------
                                                    $   361,959
                                                    ===========

SENIOR CREDIT FACILITY

Prior to July 2, 1996, the Company financed its working capital needs primarily through, (a) a series of term loans (with $55,000 in principal outstanding at December 31, 1995) payable periodically through November 30, 2000, and (b) a $20,000 revolving credit facility expiring November 30, 1999. On July 2, 1996, the Company used the net proceeds of its IPO to repay all of this indebtedness. In connection with this repayment and restructuring of the previous bank lending agreement, the Company wrote-off $3,053 of deferred financing costs (resulting in an extraordinary item, net of income taxes of $1,862). At the same date, the Company entered into a new credit facility with a group of financial institutions. The Credit Facility (the "Credit Facility") consisted of (a) a term loan facility in an original principal amount of $20,000 and (b) a $50,000 revolving loan, letter of credit and acquisition loan facility.

In October 1997, in connection with the acquisition of Kratz-Wilde, the Company further amended its Credit Facility. The Amended Credit Facility (the "Amended Credit Facility") consisted of: (a) term loans of $55,600, and (b) a revolving loan and letter of credit facility of $91,400. The term loan portion of the Amended Credit Facility was repayable in quarterly installments through July 31, 2002 and the revolving loan portion of the Amended Credit Facility was due and payable on July 31, 2002.

                     AVIATION SALES COMPANY AND SUBSIDIARIES

             (Financial amounts in thousands, except per share data)

NOTE 5--NOTES PAYABLE AND REVOLVING LOAN -(CONTINUED)

In February 1998, the Company repaid all amounts then outstanding under the Amended Credit Facility with the net proceeds from the Company's sale of $165,000 of its senior subordinated notes (See Senior Subordinated Notes below). The Company wrote off deferred financing costs of $981 in connection with the repayment of the term loan portion of the Amended Credit Facility, resulting in an extraordinary item, net of taxes, of $599.

In September 1998, in connection with the acquisition of TIMCO, the Company further amended its Amended Credit Facility to increase the revolving loan and letter of credit facility to $200,000, up to $30,000 of which may be outstanding letters of credit.

In November 1998, the Amended Credit Facility was further amended to increase the revolving loan and letter of credit facility to $250,000.

Borrowings under the Amended Credit Facility are secured by a lien on substantially all of the Company's assets and the borrowing base consists of substantially all of the Company's receivables and inventory. Interest under the Amended Credit Facility is, at the option of the Company, (a) prime plus a margin, or (b) LIBOR plus a margin, where the respective margin determination is made upon the Company's financial performance over a 12 month period (ranging from 0.0% to 1.0% in the event prime is utilized, or 1.125% to 2.5% in the event LIBOR is utilized). At December 31, 1998, the margin was 0.5% for prime rate loans and 2.0% for LIBOR rate loans.

The Amended Credit Facility contains certain financial covenants regarding the Company's financial performance and certain other covenants, including limitations on the amount of annual capital expenditures and the incurrence of additional debt, and provides for the suspension of borrowing and repayment of all debt in the event of a material adverse change in the business of the Company or a change in control. In addition, the Amended Credit Facility requires mandatory repayments from the proceeds of a sale of assets or an issuance of equity or debt securities or as a result of insufficient collateral to meet the borrowing base requirements thereunder. At December 31, 1998 the Company was not in compliance with one of its financial covenants and the Company has obtained a waiver from the lender relating to such non-compliance. At December 31, 1998, $12,478 was available for borrowing under the Amended Credit Facility and outstanding letters of credit aggregated $22,600.

SENIOR SUBORDINATED NOTES

In February 1998, the Company sold $165,000 of senior subordinated notes due in 2008 with a coupon rate of 8.125% at a price of 99.395%. The proceeds of the sale were used to repay all amounts then outstanding under the Company's Amended Credit Facility and to fund the cash requirements related to the acquisition of Caribe and AIDI.

The senior subordinated notes mature on February 15, 2008. Interest is payable on February 15 and August 15 of each year, commencing August 15, 1998. The senior subordinated notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt, including indebtedness outstanding under the credit facility and under facilities which may replace the credit facility in the future. In addition, the senior subordinated notes are effectively subordinated to all secured obligations to the extent of the assets securing such obligations, including the credit facility.

                     AVIATION SALES COMPANY AND SUBSIDIARIES

             (Financial amounts in thousands, except per share data)

NOTE 5--NOTES PAYABLE AND REVOLVING LOAN -(CONTINUED)

The indenture pursuant to which the senior subordinated notes have been issued permits the Company and its subsidiaries to incur substantial additional indebtedness, including additional senior debt. Under the indenture, the Company may borrow unlimited additional amounts so long as after incurring such debt it meets a fixed charge coverage ratio for the most recent four fiscal quarters of
2.0 to 1 until February 15, 2000 and 2.25 to 1 thereafter. At December 31, 1998, the Company's fixed charge coverage ratio for the last four fiscal quarters was
3.2 to 1. Additionally, the indenture allows the Company to borrow and have outstanding additional amounts of indebtedness (even if it does not meet the required fixed charge coverage ratios), up to enumerated limits. The senior subordinated notes are also effectively subordinated in right of payment to all existing and future liabilities of any of its subsidiaries which do not guarantee the senior subordinated notes.

The senior subordinated notes are fully and unconditionally guaranteed, on a senior subordinated basis, by substantially all of the Company's existing subsidiaries and each subsidiary that will be organized in the future by the Company unless such subsidiary is designated as an unrestricted subsidiary. Subsidiary guarantees are joint and several, full and unconditional, general unsecured obligations of the subsidiary guarantors. Subsidiary guarantees are subordinated in right of payment to all existing and future senior debt of subsidiary guarantors, including the credit facility, and are also effectively subordinated to all secured obligations of subsidiary guarantors to the extent of the assets securing their obligations, including the credit facility. Furthermore, the indenture permits subsidiary guarantors to incur additional indebtedness, including senior debt, subject to certain limitations. The Company has not presented separate financial statements and other disclosures concerning each of the subsidiary guarantors because management has determined that such information is not material to investors.

The senior subordinated notes are redeemable, at the Company's option, in whole or in part, at any time after February 15, 2003, at the following redemption prices, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date: (i) 2003--104.063%; (ii) 2004--102.708%; (iii) 2005--101.354%;
and (iv) 2006 and thereafter--100%. In addition, on or prior to February 15, 2001, the Company may redeem up to 35% of the aggregate principal amount of the senior subordinated notes at a redemption price of 108.125% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the redemption date with the net proceeds of a public offering of common stock of the Company; provided, that at least 65% of the aggregate principal amount of the senior subordinated notes originally issued remains outstanding immediately after the occurrence of this redemption.

Upon the occurrence of a change of control, the Company will be required to make an offer to repurchase all or any part of each holder's senior subordinated notes at a repurchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the repurchase date. There can be no assurance that the Company will have the financial resources necessary to purchase the senior subordinated notes upon a change of control or that such repurchase will then be permitted under the credit facility.

                     AVIATION SALES COMPANY AND SUBSIDIARIES

             (Financial amounts in thousands, except per share data)

NOTE 5--NOTES PAYABLE AND REVOLVING LOAN -(CONTINUED)

The indenture contains certain covenants that, among other things, limits the Company's ability and that of its subsidiaries to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, make investments, dispose of assets, issue capital stock of subsidiaries, create certain liens securing indebtedness, enter into certain transactions with affiliates, sell assets or enter into certain mergers and consolidations or sell all or substantially all of the Company's assets.

OTHER LOANS

Prior to its acquisition by the Company, Whitehall had a credit facility with a bank. The credit facility consisted of a $12,000 line of credit and a $3,000 standby letter of credit agreement. The line of credit bore interest at prime. The Company repaid this debt at the closing of its acquisition of Whitehall with proceeds borrowed under the Amended Credit Facility.

The Company has term loan agreements in the aggregate principal amount of $17,700 to finance certain equipment and rotable parts on long-term leases which secure the loans. These loans bear interest ranging from 7.40% to 8.21% and are payable monthly through July 2003. These loans contain financial and other covenants and mandatory prepayment events, as defined. At December 31, 1998, the Company was in compliance with all covenants of these loans.

In connection with the acquisition of Kratz-Wilde (See Note 2), a subsidiary of the Company delivered a non-interest bearing promissory note (guaranteed by the Company) to the sellers in the original principal amount of $2,200. Payments of $1,250 are due on January 1, 1999 and January 1, 2000. Interest on this note has been imputed at 8%.

In connection with the acquisition of Caribe and AIDI (See Note 2), a subsidiary of the Company delivered to the sellers a promissory note in the original principal amount of $5,000, which was guaranteed by the Company. The note is payable over a two year period with an interest rate of 8% per annum.

NOTE 6--RELATED-PARTY TRANSACTIONS

The Company leases its current corporate headquarters and warehouse in Miami, Florida (the "Miami Property") from an entity controlled by certain shareholders of the Company. The lease on the Miami Property calls for annual payments in the amount of $893 expiring on December 2, 2014. In connection with the purchase of the Miami Property by the related party, the Company made an unsecured $2,466 loan to the related party, which loan bears interest at 8% per annum, with principal and interest due in a single payment on December 2, 2004. The remaining outstanding balance of $2,204 is reflected as amounts due from related parties in the accompanying consolidated balance sheets.

The Company leases a warehouse in Miami, Florida, from an executive of the Company. The lease expires on July 31, 2001 and requires annual payments of $41, $42 and $25 in 1999, 2000 and 2001, respectively.

                     AVIATION SALES COMPANY AND SUBSIDIARIES

             (Financial amounts in thousands, except per share data)

NOTE 6--RELATED-PARTY TRANSACTIONS - (CONTINUED)

The Company previously leased a warehouse in Pearland, Texas, from a related party. The lease required annual payments of $114 and was to expire on December 2, 2000. On March 31, 1998, the Company purchased the Pearland property from the related party for $1,800 in cash and through the reduction of an accounts receivable due from the related party at the date of the sale.

The Company believes that the terms of its agreements with related parties are no less favorable than could have been obtained from unaffiliated third parties.

At December 31, 1997, as payment of bonuses, six officers of the Company were each granted 3 shares of the Company's common stock. The fair value of these shares on the date of issuance, $677, has been included in general and administrative expenses in the accompanying 1997 statement of operations. On June 18, 1998, the Compensation Committee of the Company's Board of Directors rescinded this share grant. No consideration was provided or will be provided in the future in connection with the rescission.

At December 31, 1997, two former officers of Whitehall were indebted to Whitehall in the aggregate amount of approximately $363. These receivables were written off by Whitehall in 1998, prior to the acquisition of Whitehall by the Company.

NOTE 7--COMMITMENTS AND CONTINGENCIES

LITIGATION AND CLAIMS

On November 26, 1997, the Company settled an outstanding legal claim against a former employee and shareholder of the Company. As part of this settlement, the employee agreed to leave the Company and transfer 75 shares of the Company's common stock back to the Company, which shares were immediately retired. The fair value of the shares at the date of the settlement, $2,625, is included in the accompanying 1997 statement of income as a gain on litigation settlement with former employee.

On January 8, 1999, Paine Webber Incorporated filed in the Supreme Court of the State of New York a complaint against the Company and its subsidiary, Whitehall, alleging breach of contract claims and related claims against the Company and Whitehall and a tortious interference with a contract claim against the Company. Paine Webber alleges that it is due a fee in connection with the Company's acquisition of TIMCO, based upon a 1997 agreement between Whitehall and Paine Webber relating to a then proposed acquisition of TIMCO by Whitehall which did not occur. Paine Webber is seeking approximately $1,000, plus costs and an unstated amount of punitive damages. Paine Webber is also seeking approximately $250 allegedly due relating to the failure of Whitehall to honor an alleged right of first refusal provision in the 1997 agreement.

The Company believes that its acquisition of TIMCO was not within the scope of the 1997 Paine Webber/Whitehall agreement and that claims brought under this agreement against the Company and Whitehall are without merit. The Company is vigorously defending these claims. Although the Company can give no assurance, based upon the available facts, the Company believes that the ultimate outcome of this matter will not have a material adverse effect upon its financial condition.

                     AVIATION SALES COMPANY AND SUBSIDIARIES

             (Financial amounts in thousands, except per share data)

NOTE 7--COMMITMENTS AND CONTINGENCIES

On June 4, 1998, Kenneth L. Harding filed an action against the Company in the United States District Court of Oklahoma. Harding alleges that he had a contract with AvEng Trading Partners, Inc. (which was subsequently acquired by the Company) that he would receive a commission of 20% of the margin on all aircraft parts sales to American Airlines prior to November 1997, in addition to a $2 monthly retainer which he was paid prior to termination of the contract in November 1997. Harding claims that James Stoecker, AvEng's principal (who subsequently became employed by the Company), confirmed and ratified Harding's claim when Mr. Stoecker was an employee of the Company. Mr. Stoecker and the Company severed their relationship in November 1997. The Company is vigorously defending this action. Although the Company can give no assurance, based upon the available facts, the Company believes that the ultimate outcome of this matter will not have a material adverse effect upon its financial condition.

On June 24, 1998, Zantop International Airlines, Inc. Aero filed an action against Aero Corp.-Macon, Inc., one of the Company's subsidiaries (which is now part of TIMCO), in the Superior Court of Bibb County, Georgia. The suit seeks an unspecified amount of damages and certain equitable relief arising out of the July 1997 sale to Aero Corp.-Macon, Inc. (then a subsidiary of Whitehall) of certain assets used in connection with the operation of Aero Corp.-Macon, Inc. The nature of the action involves a contractual dispute relative to certain purchase price adjustments and inventory purchases. The Company is vigorously defending this action. Although the Company can give no assurance, based upon the available facts, the Company believes that the ultimate outcome of this matter will not have a material adverse effect upon its financial condition.

The Company is also involved in various lawsuits and other contingencies arising out of operations in the normal course of business. In the opinion of management, the ultimate resolution of these claims and lawsuits will not have a material adverse effect upon the financial position of the Company.

ENVIRONMENTAL MATTERS

The Company is taking remedial action pursuant to Environmental Protection Agency and Florida Department of Environmental Protection ("FDEP") regulations at Aero Corp.-Lake City. Ongoing testing is being performed and new information is being gathered to continually assess the impact and magnitude of the required remediation efforts on the Company. Based upon the most recent cost estimates provided by environmental consultants, the Company believes that the total remaining testing, remediation and compliance costs for this facility will be approximately $2,400. Testing and evaluation for all known sites on Aero Corp.-Lake City's property is substantially complete and the Company has commenced a remediation program. The Company is currently monitoring the remediation, which will extend into the future. Subsequently, the Company's accruals were increased because of this monitoring, which indicated a need for new equipment and additional monitoring. Based on current testing, technology, environmental law and clean-up experience to date, the Company believes that it has established an accrual for a reasonable estimate of the costs associated with its current remediation strategies.

                     AVIATION SALES COMPANY AND SUBSIDIARIES

             (Financial amounts in thousands, except per share data)

NOTE 7--COMMITMENTS AND CONTINGENCIES-(CONTINUED)

To comply with the financial assurances required by the FDEP, the Company has issued a $1,700 standby letter of credit in favor of the FDEP.

Additionally, there are other areas adjacent to Aero Corp.-Lake City's facility that could also require remediation. The Company does not believe that it is responsible for these areas; however, it may be asserted that Whitehall and other parties are jointly and severally liable and are responsible for the remediation of those properties. No estimate of any such costs to the Company is available at this time.

In connection with the sale of Whitehall's electronics business, Whitehall was required to perform, at its own expense, an environmental site assessment at the electronics business' facility. Whitehall was also required to remedy all recognized environmental conditions identified in the assessment to bring such facility into compliance with all applicable Federal, State, and local environmental laws. The buyer of this business, subject to the terms and conditions set forth in the agreement, has the option of requiring Whitehall to repurchase this property for $300.

Accrued expenses in the accompanying December 31, 1997 and 1998 consolidated balance sheets include $3,400 and $3,148, respectively, related to obligations to remediate the environmental matters described above.

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

OTHER MATTERS

The Company has employment agreements with certain of its officers and key employees which extend from two to four years. The employment agreements provide that such officers and key employees may earn bonuses, based upon a sliding percentage scale of their base salaries, provided the Company achieves certain financial operating results, as defined. Further, certain of these employment agreements provide for certain severance benefits in the event of a change of control.

At January 1, 1995, five officers and employees of the Company were granted options (the "Options") by the partners to purchase an aggregate of 13.5% of the outstanding limited partnership interests in the Partnership for an aggregate exercise price of $1,437, which was greater than the fair market value, as determined by an independent third party, of the interests in the Partnership at that date. At January 1, 1996, the Options were exercised in full by delivery to the partners of full recourse promissory notes representing the payment in full of the exercise price of the Options.

The Company has purchase commitments to various airlines whereby the Company sells aircraft inventory as agent for such airlines. Pursuant to such agreements, the Company has commitments to various airlines requiring the Company to purchase a minimum amount of inventory from such airlines if minimum sales targets are not met. Such commitments which total approximately $9,646 are to be fulfilled over the next three years. In the opinion of management, the Company's commitments will be realized through future sales of aircraft inventory owned by such airlines.

                     AVIATION SALES COMPANY AND SUBSIDIARIES

             (Financial amounts in thousands, except per share data)

NOTE 8--LEASES

On December 17, 1998, the Company entered into an operating lease for its build-to-suit corporate headquarters and warehouse facility with First Security Bank, National Association, as trustee of a newly created trust, as lessor. The lease has an initial term of five years and is a triple net lease with annual rent as provided in the lease. The lease contains financial covenants regarding the Company's financial performance and certain other affirmative and negative covenants which it will be obligated to comply with during the term of the lease. Substantially all of the Company's subsidiaries have guaranteed its obligations under the lease. Additionally, the Company has an option to acquire the new facility at the end of the lease for an option price as determined in the lease. Alternatively, if the Company does not purchase the new facility at the end of the lease, it will be obligated to pay certain amounts as provided in the lease.

The development of the new facility has been financed by the trust through a $35,500 loan facility provided by a syndicate of financial institutions. Pursuant to the agreements entered into in connection with this financing, the Company is obligated to develop the new facility on behalf of the trust and is responsible for the timely completion thereof within an established construction budget. The Company and substantially all of its subsidiaries have guaranteed the repayment of $31,200 of the trust's obligations under the agreements. The trust's obligations under these agreements are secured by a lien on the real property and improvements comprising the new facility and on the fixtures therein. Further, the Company has posted an irrevocable letter of credit in favor of the trust in the amount of approximately $8,000 to secure both its obligations under the lease and the trust's obligations under these agreements.

The Company leases certain buildings and office equipment under operating lease agreements. Two of the buildings are leased from related parties of the Company (See Note 6). For the years ended December 31, 1996, 1997 and 1998, rent expense under leases amounted to $2,118, $2,582 and $2,423, respectively.

Minimum rental commitments under all leases (excluding the operating lease for the new facility discussed above) are as follows:

                                                   OPERATING LEASES
                                       ----------------------------------------
                                       TO RELATED      TO THIRD        CAPITAL
    YEARS ENDING DECEMBER 31,            PARTIES        PARTIES         LEASES
                                       ----------      --------       ---------
    1999                               $   1,181       $  3,714       $     432
    2000                                     941          3,057             432
    2001                                     893          2,805             432
    2002                                     893          2,528             432
    2003                                     893          2,496             432
    Thereafter                             9,823         24,938           6,228
    Amount related to interest              -               -            (4,171)
                                       ---------       --------       ---------
                                       $  14,624       $ 39,538       $   4,217
                                       =========       ========       =========

                     AVIATION SALES COMPANY AND SUBSIDIARIES

             (Financial amounts in thousands, except per share data)

NOTE 9--DOMESTIC AND EXPORT SALES INFORMATION

Substantially all of the Company's operating profits and identifiable assets are sourced from or located in the United States. Information about the Company's domestic and export sales for the three years ended December 31, 1998 follows:

                                                 1996       1997         1998
                                              ---------   ---------   ---------
    Net Revenue by Geographical Areas:
      United States                           $ 164,381   $ 245,515   $ 409,611
      Export Sales:
         Europe                                  40,308      43,318      62,144
         Far East                                14,907      13,852      10,925
         Latin America                           12,138      19,853      18,136
                                              ---------   ---------   ---------
                                              $ 231,734   $ 322,538   $ 500,816
                                              =========   =========   =========

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

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows:

                                                                              DECEMBER 31,
                                                                 --------------------------------------
                                                                    1996          1997          1998
                                                                 ---------     ---------     ----------
    Weighted average shares outstanding used in
    calculating basic earnings per share                            10,630        12,261         12,277
    Effect of dilutive options                                         139           189            419
                                                                 ---------     ---------     ----------
    Weighted average common and common equivalent shares
    used in calculating diluted earnings per share
                                                                    10,769        12,450         12,696
                                                                 =========     =========     ==========
    Options outstanding which are not included in the
    calculation of diluted earnings per share because
    their impact is antidilutive                                        69           204             55
                                                                 =========     =========     ==========

For business combinations accounted for as pooling of interests, earnings per share computations are based on the aggregate of the weighted-average outstanding shares of the constituent businesses, adjusted to equivalent shares of the surviving business for all periods presented.

                     AVIATION SALES COMPANY AND SUBSIDIARIES

             (Financial amounts in thousands, except per share data)

NOTE 10--EARNINGS PER SHARE - (CONTINUED)

PRO FORMA EARNINGS PER SHARE

Prior to June 26, 1996, the operations of ASC were conducted by the Partnership, a Delaware general partnership and, therefore, the results of operations for the period January 1, 1996 through June 26, 1996, do not include a provision for income taxes, as the income of the Partnership passed directly to its partners.

The following pro forma adjustments to record income taxes at the Company's estimated effective tax rate have been reflected in the pro forma earnings per share data presented in the accompanying consolidated statements of income for the year ended December 31, 1996:

         Historical income before income taxes, equity
             income of affiliate and extraordinary item          $   23,039
         Pro forma provision for income taxes                         8,648
                                                                 ----------
         Pro forma income before equity income of affiliate
             and extraordinary item                                  14,391
         Equity income of affiliate, net of income taxes                255
                                                                 ----------
         Pro forma income before extraordinary item                  14,646
         Extraordinary item, net of income taxes                      1,862
                                                                 ----------
         Pro forma net income                                    $   12,784
                                                                 ==========

Pro forma basic earnings per share have been computed by dividing pro forma net income by the weighted average number of common shares outstanding. Pro forma diluted earnings per share is based on the combined weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise of options.

NOTE 11--INCOME TAXES

The income tax expense for the years ended December 31, 1996, 1997 and 1998 consists of the following:

                                       1996             1997            1998
                                    ----------       ---------       ----------
    Current
       Federal                      $    6,288       $   6,544       $   15,099
       State                               708             437            1,493
                                    ----------       ---------       ----------
                                         6,996           6,981           16,592
                                    ----------       ---------       ----------
    Deferred
       Federal                          (4,689)            142           (1,006)
       State                              (690)            137             (100)
                                    ----------       ---------       ----------
                                        (5,379)            279           (1,106)
                                    ----------       ---------       ----------
    Total income tax expense        $    1,617       $   7,260       $   15,486
                                    ==========       =========       ==========

                     AVIATION SALES COMPANY AND SUBSIDIARIES

             (Financial amounts in thousands, except per share data)

NOTE 11--INCOME TAXES - (CONTINUED)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets as of December 31, 1997 and 1998 are as follows:

                                                     DECEMBER 31,
                                           -------------------------------
                                               1997               1998
                                           -----------         -----------
    Deferred tax assets, net:
       Allowance for doubtful accounts     $       534         $     3,827
       Accruals                                  2,166               1,197
       Writedown of investment                   1,800               1,800
       Inventories                               1,783               3,151
       Property and equipment                    1,844                 655
       Equipment on lease                         (693)             (1,161)
       Other                                       135              (1,415)
                                           -----------         -----------
                                                 7,569               8,054
       Less:  valuation allowance               (3,027)             (2,406)
                                           -----------         -----------
       Net deferred tax assets             $     4,542         $     5,648
                                           ===========         ===========

The Company has established a valuation allowance to offset the deferred tax assets that have resulted from items that will only be deductible when such items are actually incurred. The valuation allowance will be maintained until it is more likely than not that these deferred tax assets will be realized.

The reconciliation of the federal statutory rate and the Company's effective tax rate is as follows for the year ended December 31:

                                                           1996    1997    1998
                                                          -----    ----    ----
    Federal income tax at the statutory rate               35.0%   35.0%   35.0%
    Increases (reductions) in tax rate resulting from:
       Partnership income not subject to taxation          (8.8)      -       -
       Step-up in tax basis resulting from transfer
         of J/T's interest (See Note 1)                   (15.2)      -       -
    Transfer of net assets of the Partnership to
       the Company (See Note 1)                            (5.1)      -       -
    Change in deferred tax allowance                       (0.7)   20.2    (1.4)
    State income taxes, net of federal tax benefit          3.8     4.9     4.4
    Other                                                  (2.0)   (0.8)    0.5
                                                          -----    ----    ----
    Effective income tax rate                               7.0%   59.3%   38.5%
                                                          =====    ====    ====

                     AVIATION SALES COMPANY AND SUBSIDIARIES

             (Financial amounts in thousands, except per share data)

NOTE 12--STOCK OPTION PLANS

The Company has two stock option plans (the "Plans"), (i) the 1996 Director Stock Option Plan (the "Director Plan"), under which options to acquire a maximum of the greater of 150 shares or 2% of the number of shares of Common Stock then outstanding may be granted to directors of the Company, and (ii) the 1996 Stock Option Plan (the "1996 Plan"), under which options to acquire a maximum of the greater of 650 shares of Common Stock or 8% of the number of shares Common Stock then outstanding may be granted to executive officers, employees (including employees who are directors), independent contractors and consultants of the Company. The price at which the Company's common stock may be purchased upon the exercise of options granted under the Plans will be required to be at least equal to the per share fair market value of the Common Stock on the date the particular options are granted. Options granted under the Plans may have maximum terms of not more than ten years. Generally, options granted under the Plans may be exercised at any time up to three months after the person to whom such options were granted is no longer employed or retained by the Company or serving on the Company's Board of Directors.

Pursuant to the Plans, unless otherwise determined by the Compensation Committee of the Company's Board of Directors, one-third of the options granted under the Plans are exercisable upon grant, one-third are exercisable on the first anniversary of such grant and the final one-third are exercisable on the second anniversary of such grant. However, options granted under the Plans shall become immediately exercisable if the holder of such options is terminated by the Company or is no longer a director of the Company, as the case may be, subsequent to certain events which are deemed to be a "change in control" of the Company.

In connection with the merger with Whitehall, outstanding stock options to purchase shares of Whitehall common stock under the Whitehall stock option plans were converted into the right to receive that number of shares of the Company's common stock as the holders would have been entitled to receive had they exercised their options immediately prior to the merger and participated in the merger.

                     AVIATION SALES COMPANY AND SUBSIDIARIES

             (Financial amounts in thousands, except per share data)

NOTE 12--STOCK OPTION PLANS - (CONTINUED)

The following summarizes outstanding stock options:

                                                                       WEIGHTED
                                                                       AVERAGE
                                                                       EXERCISE
                                                            TOTAL       PRICE
                                                          -------      --------
  Options outstanding, December 31, 1995                      225      $ 13.22
    Granted                                                   264        23.19
    Cancelled                                                 -          -
    Exercised                                                 (33)       12.13
                                                          -------
  Outstanding at December 31, 1996                            456        19.38
    Granted                                                   381        25.47
    Cancelled                                                 (43)       23.01
    Exercised                                                 (48)       16.51
                                                          -------
  Outstanding at December 31, 1997                            746        23.10
    Granted                                                   446        27.93
    Cancelled                                                  (6)       22.85
    Exercised                                                (101)       17.98
                                                          -------
  Outstanding at December 31, 1998                          1,085        24.15
                                                          =======
  Options exercisable:
    At December 31, 1998                                      697        24.15
  Available to grant under Plans at December 31, 1998         415

The following table summarizes information about outstanding and exercisable stock options at December 31, 1998:

                                 OUTSTANDING                  EXERCISABLE
                           ------------------------     -----------------------
                                          WEIGHTED-
                                           AVERAGE                    WEIGHTED-
                                          REMAINING                    AVERAGE
                                         CONTRACTUAL                   EXERCISE
RANGE OF EXERCISE PRICE       SHARES        LIFE          SHARES        PRICE
-----------------------    -----------   -----------    ---------     ---------
  $    8.12 - 16.25                123       9.0               123    $   12.28
      16.25 - 24.37                148       7.0               141        19.38
      24.37 - 32.50                620       8.6               314        26.52
      32.50 - 40.62                194       9.2               119        35.93
  -----------------        -----------      ----         ---------    ---------
  $    8.12 - 40.62              1,085       8.5               697    $   24.15
  =================        ===========      ====         =========    =========

                     AVIATION SALES COMPANY AND SUBSIDIARIES

             (Financial amounts in thousands, except per share data)

NOTE 12--STOCK OPTION PLANS - (CONTINUED)

The Company accounts for the fair value of its option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" whereby no compensation cost related to stock options is deducted in determining net income. Had compensation cost for the Company's stock option plans been determined pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net income and earnings per share would have decreased accordingly. Using the Black-Scholes option pricing model, the Company's pro forma net income, pro forma earnings per share and pro forma weighted average fair value of options granted, with related assumptions, are as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------------
                                                          1996             1997              1998
                                                     ------------      ------------     ------------
         Pro forma net income                        $     18,035      $      3,346     $     19,887
         Pro forma basic earnings per share          $       1.67      $       0.27     $       1.62
         Pro forma diluted earnings per share        $       1.67      $       0.27     $       1.57
         Risk free interest rates                          6%                7%               5%
         Expected lives                                7-10 years        7-10 years       7-10 years
         Expected volatility                              40%                40%              40%
         Weighted average grant date fair value      $      15.81      $      16.35     $      16.43

NOTE 13--SAVINGS PLAN

Effective January 1, 1995, the Company established a qualified defined contribution plan (the "Plan") for eligible employees. The Plan provides that employees may contribute up to the maximum percent of pretax earnings as allowed by the U.S. tax code and the Company may elect, at its discretion, to make contributions to the Plan in any year. The Company contributed approximately $309, $296 and $810 to the Plan in 1996, 1997 and 1998, respectively. The Company does not provide retired employees with health or life insurance benefits.

Whitehall had a voluntary 401(k) savings plan for eligible employees. At its discretion, Whitehall contributed 50% of employee contributions, up to 1.5% of the employee's base salary. Contributions totaled approximately $40 in 1996 and $86 in 1997.

                     AVIATION SALES COMPANY AND SUBSIDIARIES

             (Financial amounts in thousands, except per share data)

NOTE 14--QUARTERLY FINANCIAL DATA (UNAUDITED)

Results have been restated for pooling transactions. See Note 2.

                                               FIRST       SECOND        THIRD         FOURTH
                                              QUARTER      QUARTER      QUARTER       QUARTER
                                            -----------  -----------  ------------  -----------
                                                  (In thousands, except earnings per share)
1997:
   Operating revenues                       $    68,404  $    77,153  $     81,360  $    95,621
   Income from operations                         7,148       10,634           468        6,748 (a)
   Net income (loss)                              4,183        5,580        (3,747)      (1,172)
   Diluted income (loss) before
     extraordinary item per share           $      0.34  $      0.45  $      (0.30) $    (0.10)
   Diluted net income (loss) per share      $      0.34  $      0.45  $      (0.30) $    (0.10)

(a) Includes gain on legal settlement with former employee and shareholder of approximately $2,600.

                                               FIRST       SECOND        THIRD         FOURTH
                                              QUARTER      QUARTER      QUARTER       QUARTER
                                            -----------  -----------  ------------  -----------
                                                  (In thousands, except earnings per share)
1998:
   Operating revenues                       $   102,174  $   109,135  $    127,469  $   162,038
   Income from operations                        10,436       13,420        17,732       19,781
   Net income                                     3,748        5,600         7,921        8,224
   Diluted income before extraordinary
     item per share                         $      0.35  $      0.44  $       0.63  $      0.64
   Diluted net income per share             $      0.30  $      0.44  $       0.63  $      0.64

                                   SCHEDULE II

                     AVIATION SALES COMPANY AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED DECEMBER 31, 1998

                                                          ADDITIONS
                                         BALANCE AT       CHARGED TO                                       BALANCE AT
                                          BEGINNING        COST AND           (A)             (B)              END
             DESCRIPTION                   OF YEAR         EXPENSES          OTHER         DEDUCTIONS        OF YEAR
-------------------------------------    ----------       ----------       ---------       ----------      ----------
Allowance for doubtful
  accounts receivable:
     Year Ended December 31-
         1996                             $   2,683         $  1,954       $       -        $    339        $   4,298
                                          =========         ========       =========        ========        =========
         1997                             $   4,298         $  8,157       $       -        $  5,133        $   7,322
                                          =========         ========       =========        ========        =========
         1998                             $   7,322         $  1,692       $   5,304        $  1,829        $  12,489
                                          =========         ========       =========        ========        =========

(A) Represents allowance for doubtful accounts acquired in purchase accounting.
(B) Represents accounts receivable written-off.

                                  EXHIBIT INDEX

                               EXHIBIT DESCRIPTION

10.3. Memorandum of Purchase and Sale effective as of March 31, 1998 by and between Aviation Properties of Texas and Aviation Sales Operating Company for Pearland facility

10.4              Lease dated July 22, 1998 by and between Ben Quevedo, Ltd.
                  and Caribe

10.5 Form of Employment Agreement, dated January 1, 1999, by and between Dale S. Baker and the Company

10.7 Form of Employment Agreement, dated January 1, 1999, by and between James D. Innella and the Company

10.9 Form of Employment Agreement, dated January 1, 1999, by and between Benito Quevedo and the Company

10.13             Form of Aviation Sales Company 1999 EBITDA Plan

10.14 Form of Stock Option Agreement (Non-Plan) by and between the Company and each of Dale S. Baker, James D. Innella and Benito Quevedo

10.25 Amendment No. 5 dated as of February 15, 1999 to the Third Amended and Restated Credit Agreement dated as of October 17, 1997

21.1              List of Subsidiaries of Registrant

23.1              Consent of Arthur Andersen LLP

27.1              Financial Data Schedule