Form 10-K/A
period 1998-12-31
AVIATION SALES CO
filed 1999-04-30
CIK 1012159

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: DECEMBER 31, 1998


                           Commission File No. 1-11775

                             AVIATION SALES COMPANY
                      (Exact name of issuer in its charter)

           DELAWARE                                             65-0665658
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

        6905 N.W. 25TH STREET
            MIAMI, FLORIDA                                        33122
(Address of principal executive offices)                        (Zip Code)

                                 (305) 592-4055
                           (Issuer's telephone number)

      Securities registered pursuant to Section 12(b) of the Exchange Act:

        TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
        -------------------            -----------------------------------------
            Common Stock,                         New York Stock Exchange
      par value $0.001 per share

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

         The purpose of this Amendment No. 1 on Form 10-K/A of Aviation Sales Company (the "Company") is to amend the Company's previously filed Form 10-K for the year ended December 31, 1998 to add the information required by Items 10, 11, 12 and 13 of Part III of Form 10-K.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

BOARD OF DIRECTORS

         The certificate of incorporation and bylaws of the Company presently provide for a board of directors divided into three classes, as nearly equal in size as possible, with staggered terms of three years. At the date of this report, the members of the Company's board of directors and the expiration of their terms as directors are as follows:

                                                                                                                   TERM
NAME                                           AGE         POSITIONS                                             EXPIRES
----                                           ---         ---------                                             -------
Dale S. Baker..........................         41         Chairman of the Board, President and                    1999
                                                              Chief Executive Officer

Harold M. Woody........................         53         Director and Executive Vice President                   1999
                                                              and President of the Company's leasing
                                                              operations

Robert Alpert..........................         49         Director                                                2001

Sam Humphreys..........................         38         Director                                                2000

Philip B. Schwartz.....................         45         Director                                                1999

George F. Baker, III...................         50         Director                                                2001

Jeffrey N. Greenblatt..................         40         Director                                                2000

BUSINESS EXPERIENCE

         DALE S. BAKER has been President and Chief Executive Officer of the Company since February 1992. Prior to joining the Company, Mr. Baker was Senior Vice President and Manager of GE Capital's Corporate Investment Finance Group.

         HAROLD M. WOODY has been Executive Vice President of the Company since February 1992 and the President of the Company's leasing operations since early 1997.

         ROBERT ALPERT is a private investor. In addition to his investment in the Company, Mr. Alpert has invested significantly in business ventures in the steel, environmental, waste and oil service industries.

         SAM HUMPHREYS is a Managing Director of Main Street Merchant Partners, a merchant banking firm, and has been a partner in that firm and its predecessor since January 1996. Since March 1997, Mr. Humphreys has also been the Chairman of PalEx, Inc., the largest manufacturer of pallets in the United States. From April 1993 until March 1997, Mr. Humphreys held various executive positions with U.S. Delivery Systems, Inc., a provider of same-day local delivery services, and Envirofil, Inc., an environmental services company.

         PHILIP B. SCHWARTZ is a shareholder in the Florida law firm of Akerman, Senterfitt & Eidson, P.A., practicing in the firm's Miami office. Prior to joining Akerman Senterfitt in September 1995, Mr. Schwartz was a partner with Broad and

Cassel, Miami, Florida, for five years. Mr. Schwartz is a member of The Florida Bar and the American Bar Association and a former Chair of the Business Law Section of The Florida Bar. Akerman Senterfitt performs legal services for the Company.

         GEORGE F. BAKER, III has been a director of the Company since July. 1998. Mr. Baker served as a director of Whitehall Corporation ("Whitehall") from March 1991 until July 1998, as Chairman of the Board of Directors and Chief Executive Officer of Whitehall from April 1991 until July 1998 and as President of Whitehall from October 1991 until April 1995. Mr. Baker is a managing partner of Cambridge Capital Fund, L.P., an investment partnership, and Baker Nye, L.P., an investment partnership.

         JEFFREY N. GREENBLATT has been a director of the Company since July 1998. Presently, Mr. Greenblatt serves as managing director and a management committee member of Cambridge Capital Management, L.L.C., an investment manager. Mr. Greenblatt also serves as a shareholder/ officer of Monarch Management Group, Ltd., a portfolio manager. Further, Mr. Greenblatt serves as a managing member of Monarch GP, LLC, a general partner of an investment partnership. Since January 1989, Mr. Greenblatt has been a general partner of Cambridge Capital Fund, L.P., an investment partnership, and since January 1988, Mr. Greenblatt has been a general partner of Baker Nye, L.P., an investment partnership.

COMMITTEES OF THE BOARD OF DIRECTORS

         The Company's board of directors is responsible for establishing broad corporate policies and for the Company's overall performance. The Company's board has several committees. Standing committees of the board are the executive committee, the audit committee and the compensation committee.

         The executive committee is authorized to act between meetings of the Company's board and to exercise in full the powers of the board, subject to such limitations imposed by law. The members of the executive committee are Dale S. Baker, Harold M. Woody, Robert Alpert, Sam Humphreys and George F. Baker, III.

         The audit committee maintains communications between the Company's board and the Company's independent auditors, monitors performance of the independent auditors, reviews audit scope and results, reviews the organization and performance of the Company's internal systems of audit and financial controls, and recommends the retention or, where appropriate, the replacement of independent auditors. The members of the audit committee are Philip B. Schwartz and Jeffrey N. Greenblatt.

         The compensation committee reviews and approves compensation policies and practices for all elected corporate executive officers and fixes the total compensation of the Chief Executive Officer. The compensation committee also administers the Company's 1996 Stock Option Plan and the 1996 Director Stock Option Plan. The members of the compensation committee are Robert Alpert, Sam Humphreys and George F Baker, III.

EXECUTIVE OFFICERS

         The following list reflects the executive officers of the Company, as of the date of this report, the capacity in which they serve the Company, and when they assumed office:

                                                                                                        EXECUTIVE
NAME                                AGE                           POSITIONS                           OFFICER SINCE
----                                ---                           ---------                           -------------
Dale S. Baker...................    41     President and Chief Executive Officer                   February 1992

Harold M. Woody.................    53     Executive Vice President of the Company and             February 1992
                                              President of the Company's leasing operations

William H. Alderman.............    37     Senior Vice President, Corporate Development            September 1996

James D. Innella................    40     Senior Vice President of the Company and                December 1994
                                              President of the Company's redistribution
                                              operations

Benito Quevedo..................    45     Senior Vice President of the Company and                July 1998
                                              President of the Company's maintenance and repair
                                              operations

Garlan Braithwaite..............    64     Vice President, Finance and Treasurer                   February 1999

Gary Eakins.....................    45     Vice President and Chief Legal Officer                  July 1998

Richard Hutchinson..............    40     Chief Information Officer                               July 1998

Michael A. Saso.................    42     Senior Vice President, Purchasing of the Company's      December 1994
                                              redistribution operations

Laura DeCespedes................    42     Vice President, Human Resources                         January 1999

Philip B. Schwartz..............    45     Corporate Secretary                                     March 1999

BUSINESS EXPERIENCE

         DALE S. BAKER. See the biographical information contained in "Board of Directors" above.

         HAROLD M. WOODY. See the biographical information contained in "Board of Directors" above.

         WILLIAM H. ALDERMAN has been Senior Vice President of Corporate Development of the Company since September 1996. Prior to joining the Company, from May 1995 to September 1996, Mr. Alderman was a Managing Director and principal of the financial advisory firm of International Aviation Management Group. Prior to joining International Aviation Management Group, Mr. Alderman was Vice President of Structured Finance of GE Capital Aviation Services.

         JAMES D. INNELLA was Vice President and Chief Operating Officer of the Company from December 1994 until July 1998, when he became Senior Vice President of the Company and President of the Company's redistribution operations. Prior thereto, for more than five years, Mr. Innella served in various capacities with the Aviation Sales business unit of Aviall, Inc. and with Ryder Airlines Services.

         BENITO QUEVEDO has been Senior Vice President of the Company and President of the Company's maintenance and repair operations since July 1998. Prior to joining the Company, Mr. Quevedo was the principal shareholder and President of Caribe Aviation, Inc. and Aircraft Interior Designs, Inc.

         GARLAN BRAITHWAITE has been Vice President, Finance of the Company since February 1999. From July 1998 to February 1999, Mr. Braithwaite was a consultant to the Company, and from August 1997 to July 1998, Mr. Braithwaite was the Senior Vice President and Chief Financial Officer of Whitehall. From 1990 through 1997, Mr. Braithwaite was the President of Dragon Investment Corp., which made investments in small service businesses.

         GARY EAKINS has been Vice President and Chief Legal Officer of the Company since July 1998. Prior thereto, for more than five years, Mr. Eakins served as Vice President, Secretary and General Counsel of Southern Air Transport. Southern Air Transport filed for bankruptcy on October 1, 1998.

         RICHARD HUTCHINSON has been with the Company since January 1997 and has been Chief Information Officer of the Company since July 1998. From March 1995 to December 1996, Mr. Hutchinson was Senior Business Analyst, IT Manager, Project Leader and Technical Consultant for Racal Data Group, an international source of computer networking systems and services. From September 1994 to March 1995, Mr. Hutchinson served as a consultant on various projects. From January 1991 to September 1994, Mr. Hutchinson served as Director of Information Services for Burt Hill Kosar Rittelmann Associates.

         MICHAEL A. SASO has been Senior Vice President, Purchasing of the Company's redistribution operations since December 1994. From 1986 until December 1994, Mr. Saso served as Vice President, Purchasing for the Aviation Sales business unit of Aviall, Inc.

         LAURA DECESPEDES has been Vice President, Human Resources of the Company since January 1999. Prior to joining the Company, from September 1997 to December 1998, Ms. DeCespedes was the Vice President of Human Resources for Productivity Point International. From June 1995 to September 1997, Ms. DeCespedes was Director of Field Human Resources for Sensormatic Electronics Corp.

         PHILIP B. SCHWARTZ. See the biographical information contained in "Board of Directors" above.

FAMILY RELATIONSHIPS

         There are no family relationships between or among any of the Company's directors and executive officers, and there is no family relationship between Dale S. Baker and George E Baker, III.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(d) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), during the Company's fiscal year ended December 31, 1998 and any Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any written representations referred to in subparagraph (b)(2)(i) of Item 405 of Regulation S-K, except as set forth below, no person who at any time during the fiscal year ended December 31, 1998 was a director, officer or, to the knowledge of the Company, a beneficial owner of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act failed to file on a timely basis, as disclosed in Forms 3, 4 and 5, reports required by
Section 16(a) of the Exchange Act during the fiscal year ended December 31, 1998. The Company has been advised that (i) Benito Quevedo was late in filing a Form 3 and four Form 4s., (ii) each of George F. Baker,III, Jeffrey N. Greenblatt, Gary Eakins, Richard Hutchinson, Garlan Braithwaite and Philip B. Schwartz was late in filing a Form 3, and (iii) William Alderman was late in filing a Form 5.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table sets forth information about the compensation paid or accrued during 1998, 1997 and 1996 to the Company's Chief Executive Officer and to each of the four other most highly compensated executive officers of the Company whose aggregate direct compensation exceeded $100,000.

                                            SUMMARY COMPENSATION TABLE

                                        ANNUAL COMPENSATION
                             ------------------------------------------
                                              SALARY          BONUS              OTHER ANNUAL                ALL OTHER
NAME                           YEAR             ($)            ($)               COMPENSATION              COMPENSATION
----                         ---------     -------------   ------------       -------------------          ------------
Dale S. Baker............... 1998                263,797        197,848               (1)                       --
                             1997                258,670        212,627               (1)                       --
                             1996                248,416        124,208               (1)                       --

Harold M. Woody............. 1998                236,029        177,021               --                        --
                             1997                231,442        116,385               --                        --
                             1996                222,267        111,134               --                        --

Michael A. Saso............. 1998                186,888        140,166               --                        --
                             1997                186,889        153,613               --                        --
                             1996                135,975         67,988               --                        --

Joseph E. Civiletto......... 1998                175,000        131,250               --                        --
                             1997                141,588        116,385               --                        --
                             1996                135,975         67,988               --                        --

James D. Innella............ 1998                225,000        168,750               --                        --
                             1997                153,735        126,370               --                        --
                             1995                141,977         70,959               --                        --

(1) Mr, Baker also receives $5,000 per year for life insurance premiums. See "Employment Agreements" below.

         No long-term compensation awards were made to management during the three years ended December 31, 1998.

OPTION GRANTS DURING LAST FISCAL YEAR

         The following table sets forth information concerning options to purchase shares of common stock granted during the fiscal year ended December 31, 1998 to those persons named in the Summary Compensation Table.

                                                                                             POTENTIAL REALIZABLE
                                                                                                VALUE AT ASSUMED
                                                                                                 ANNUAL RATES OF
                           NUMBER OF        % OF TOTAL                                             STOCK PRICE
                             SHARES          OPTIONS                                               APPRECIATION
                           UNDERLYING       GRANTED TO         EXERCISE                         FOR OPTION TERM(1)
                            OPTIONS        EMPLOYEES IN         PRICE         EXPIRATION      ---------------------
NAME                        GRANTED        FISCAL YEAR        ($/SHARE)          DATE          5%($)        10%($)
----                     --------------   --------------    --------------   ------------     -------     ---------
Dale S. Baker............        25,000        5.6              24.50          09/15/08       385,250       976,167
                                  5,000        1.1              37.00          07/01/08       116,346       294,842

Harold M. Woody..........        15,000        3.4              24.50          09/15/08       231,150       585,700
                                  5,000        1.1              37.00          07/01/08       116,346       294,842

Michael A. Saso..........        15,000        3.4              24.50          09/15/08       231,150       585,700

Joseph E. Civiletto......        15,000        3.4              31.05          05/06/99        35,513        72,191
                                 15,000        3.4              24.50          09/15/99        28,022        56,963

James D. Innella.........        25,000        5.6              35.25          06/12/08       554,213     1,404,485
                                 15,000        3.4              24.50          09/15/08       231,150       585,700

-----------------------
(1) These amounts represent assumed rates of appreciation in the price of common stock during the term of the options in accordance with rates specified in applicable federal securities regulations. Actual gains, if any, on stock option exercises will depend on the future price of common stock and overall stock market conditions. There is no representation that the rates of appreciation reflected in the table will be achieved.

AGGREGATED OPTIONS EXERCISED DURING LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

         The following table sets forth information concerning the exercise of stock options to purchase common stock during the 1998 fiscal year and the value of unexercised stock options to purchase common stock at the end of the 1998 fiscal year for the persons named in the Summary Compensation Table.

                                                                            NUMBER OF                 VALUE OF UNEXERCISED
                                                                       UNEXERCISED OPTIONS            IN-THE-MONEY OPTIONS
                               NUMBER OF                               AT FISCAL YEAR END            AT FISCAL YEAR-END($)
                                 SHARES               VALUE           ---------------------          ---------------------
                              ACQUIRED ON           REALIZED          EXERCISABLE/UNEXERCIS-         EXERCISABLE/UNEXERCIS-
NAME                            EXERCISE               ($)                     ABLE                          ABLE*
----                          ------------          --------          ---------------------          ---------------------
Dale S. Baker.............        --                   --                 38,250/16,750                 602,381/270,094

Harold M. Woody...........        --                   --                 34,950/10,050                 549,169/162,056

Michael A. Saso...........        --                   --                 14,999/10,001                 234,359/161,266

Joseph E. Civiletto.......        --                   --                 31,666/18,334                 495,115/260,385

James D. Innella..........        --                   --                 38,322/26,668                 541,024/250,851

* Computed based upon the difference between the closing price of common stock at December 31, 1998 and the exercise price. No value has been assigned to options which are not in-the-money.

COMPENSATION OF DIRECTORS

         Each director who is not an employee of the Company receives an annual retainer fee of $12,000 per year for serving as a director. In addition, each director who is not an employee of the Company receives $1,000 for each meeting of the board attended and $1,000 for each committee meeting attended.

         All directors receive on an annual basis a mandatory stock option grant under the 1996 Director Stock Option Plan for serving on the Company's board. Five-year options to purchase 5,000 shares of common stock are automatically granted to each director on July 1 of each year, at an option exercise price equal to the closing price of common stock on July 1. All such options are immediately exercisable on the date of grant. Existing directors, upon the organization of the Company were granted five-year options to purchase 10,000 shares of common stock, all of which were immediately exercisable, at an option exercise price equal to the initial public offering price. Additionally, directors appointed to the Company's board are and will in the future be granted options to purchase 10,000 shares of common stock at the time they are appointed to the board, at an option exercise price equal to the closing price of common stock on the date of their appointment to the board.

EMPLOYMENT AGREEMENTS

         On January 1, 1999, the Company entered into an employment agreement with Dale S. Baker. The employment agreement provides for an annual base salary of $550,000 (to be increased annually by a cost of living adjustment). In addition, the Company agreed to provide Mr. Baker with all employee benefits available under benefit plans established by the Company, and to pay Mr. Baker an additional sum of $5,000 per year for insurance premiums to maintain a whole life insurance policy. The employment agreement requires Mr. Baker to use his best efforts to perform the duties of President and Chief Executive Officer. The agreement provides for a term expiring on January 1, 2002.

         The employment agreement further provides for an option grant to purchase 350,000 shares of common stock (granted outside of any plan) at $40.625 per share, with one-third of the options granted vesting on January 1, 2000, one-third of the options granted vesting on January 1, 2001, and one-third of the options granted vesting on January 1, 2002. The employment agreement also provides for Mr. Baker's participation in the Aviation Sales Company 1999 EBITDA Plan which allows him to earn an incentive bonus of between 50% and 125% of his base salary.

         Mr. Woody has an employment agreement with the Company under which he is entitled to an annual base salary of $212,500 (to be increased annually by a cost of living adjustment), and all employee benefits available under benefit plans the Company establishes. This employment agreement provides for an initial term expiring on December 31, 1999. Thereafter, the respective agreement shall run for successive one-year periods unless the Company terminates the agreement upon six months' prior written notice, or Mr. Woody terminates the agreement upon three months' prior written notice.

         On January 1, 1999, the Company entered into employment agreements with James D. Innella and Benito Quevedo to serve as Senior Vice Presidents and as President of the Company's redistribution operations and the Company's maintenance and repair operations, respectively, under which they are each entitled to an annual base salary of $350,000 (to be increased annually by a cost of living adjustment), and all employee benefits available under benefit plans established by the Company. Mr. Innella's and Mr. Quevedo's agreements provide for a term expiring on January 1, 2003 and January 1, 2002, respectively.

         The employment agreements with Messrs. Innella and Quevedo further provide for option grants to each to purchase 175,000 shares of common stock (granted outside of any plan) at $40.625 per share, with one-third of the options granted vesting on January 1, 2000, one-third of the options granted vesting on January 1, 2001, and one-third of the options granted vesting on January 1, 2002. The employment agreements also provide for Messrs. Innella's and Quevedo's participation in the Aviation Sales Company 1999 EBITDA Plan, which provides each with the opportunity to earn an incentive bonus of between 50% and 125% of his base salary.

         Mr. Saso has an employment agreement with the Company's redistribution operation under which he serves as Senior Vice President, Purchasing of that operation and is entitled to an annual base salary of $185,000 (to be increased annually by a cost of living adjustment), and all employee benefits available under Company benefit plans. The agreement provides for an initial term expiring on May 31, 2001, running for successive one-year terms thereafter, unless the Company terminates the agreement upon six months' prior written notice, or Mr. Saso terminates the agreement upon three months' prior written notice.

         The employment agreements with Messrs. Woody and Saso also provide for their participation in the Company's 1997 EBITDA Incentive Compensation Plan, which provides that each of them has the opportunity to earn an incentive bonus of between 20% and 250% of their base salary.

         Further, each of the Company's employment agreements provides for certain benefits in the event of a change of control.

         Section 162(m) of the Internal Revenue Code generally disallows an income tax deduction to public companies for compensation over $1.0 million paid in a year to any one of the chief executive officer or the four most highly compensated other executive officers, to the extent that this compensation is not "performance based" within the meaning of Section 162(m). As a result of this limitation, no assurance can be given that all of the compensation paid to the Company's executive officers in the future will be deductible.

STOCK OPTION PLANS

         The board of directors of the Company and stockholders have adopted two stock option plans (the "Plans"). Pursuant to the 1996 Director Stock Option Plan (the "Director Plan"), options to acquire a maximum of the greater of 150,000 shares or 2% of the number of shares of common stock then outstanding may be granted to directors of the Company. Pursuant to the 1996 Stock Option Plan (the "1996 Plan"), options to acquire a maximum of the greater of 650,000 shares common stock or 8% of the number of shares of common stock then outstanding may be granted to the executive officers, employees (including employees who are directors), independent contractors and consultants of the Company. As of the date of this Form 10-K/A, options to purchase 702,391 shares at exercise prices ranging from $11.31 per share to $37.44 per share are currently outstanding under both plans, 572,569 of which are immediately exercisable.

         The compensation committee administers the Plans. Prior to the formation of the compensation committee, the board administered both plans. The compensation committee determines which persons will receive options and the number of options to be granted to such persons. The Director Plan also provides for annual mandatory grants of options to directors. The compensation committee also interprets the provisions of the Plans and makes all other determinations that it deems necessary or advisable for the administration of the Plans.

         Pursuant to both of the Plans, the Company may grant incentive stock options as defined in Section 422(b) of the Internal Revenue Code and non-qualified stock options, not intended to qualify under Section 422(b). The price at which the Company's common stock may be purchased upon the exercise of options granted under the Plans will be required to be at least equal to the per share fair market value of common stock on the date the particular options are granted. Options granted under either of the Plans may have maximum terms of not more than ten years and are not transferable, except by will or the laws of descent and distribution. None of the incentive stock options under the Plans may be granted to an individual owning more than 10% of the total combined voting power of all classes of stock issued by the Company unless the purchase price of common stock under such option is at least 110% of the fair market value of the shares issuable on exercise of the option determined as of the date the option is granted, and such option is not exercisable more than five years after the grant date.

         Generally, options granted under the Plans may remain outstanding and may be exercised at any time up to three months after the person to whom such options were granted is no longer employed or retained by the Company or serving on the Company's board.

         Pursuant to the Plans, unless otherwise determined by the compensation committee, one-third of the options granted to an individual are exercisable upon grant, one-third are exercisable on the first anniversary of such grant and the final one-third are exercisable on the second anniversary of such grant. However, options granted under the Plans become immediately exercisable if the Company terminates the holder of such options or if the holder is no longer a director of the

Company, as the case may be, subsequent to certain events which are deemed to be a "change in control" of the Company. A "change in control" of the Company generally is deemed to occur when:

         (i) any person becomes the beneficial owner of or acquires voting control with respect to more than 20% of common stock (or 35% if such person was a holder of common stock on July 2, 1996, the date of the Company's initial public offering);

         (ii) a change occurs in the composition of a majority of the Company's board of directors during a two-year period, provided that a change with respect to a member of the Company's board shall be deemed not to have occurred if the appointment of a member of the Company's board is approved by a vote of at least 75% of the individuals who constitute the then existing board; or

         (iii) the Company's stockholders approve the sale of all or substantially all of the assets of the Company.

         Incentive stock options granted under the Plans are subject to the restriction that the aggregate fair market value (determined as of the date of grant) of options which first become exercisable in any calendar year cannot exceed $100,000.

         The Plans provide for appropriate adjustments in the number and type of shares covered by the Plans and options granted under the Plans in the event of any reorganization, merger, recapitalization or certain other transactions involving the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During the past fiscal year, none of the Company's directors or executive officers served as a member of the compensation committee or similar committee of another entity, one of whose executive officers served on the Company's board or served as a director of another entity, one of whose executive officers served on the Company's board, or served as a member of the compensation committee or similar committee of any other entity, one of whose executive officers served as the Company's director.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of the date of this Form 10-K/A, certain information regarding the Company's common stock owned of record or beneficially by: (1) each person who owns more than 5% of the outstanding common stock, (2) each named executive officer of the Company, (3) each director of the Company , and (4) all directors and executive officers as a group.

         Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission, and includes generally voting power and/or investment power with respect to securities. Shares of common stock subject to options currently exercisable or exercisable within 60 days of the date of this report are deemed outstanding for purposes of computing the percentage beneficially owned by the person holding the options but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Unless otherwise specified, the address for each beneficial owner is c/o Aviation Sales Company, 6905 N.W. 25th Street, Miami, Florida 33122.

                                                                    SHARES BENEFICIALLY OWNED (1)
                                                                -------------------------------------
                                                                                     APPROXIMATE
NAME                                                                 NUMBER        PERCENT OF CLASS
----                                                            -------------------------------------
Robert Alpert(2)(3).............................................        2,372,000       18.9%

George F. Baker, III(4).........................................        1,055,776        8.4%

Richard B Nye (5)...............................................          973,774        7.8%

Cambridge Capital Fund, L.P.(6).................................          675,995        5.4%

Dale S. Baker (7)...............................................          338,250        2.7%

Baker Nye, L.P.(8)..............................................          297,779        2.4%

Harold M. Woody(9)..............................................          234,950        1.9%

Sam Humphreys(10)...............................................           20,000         *

Philip B. Schwartz(11)..........................................           16,400         *

Jeffrey N. Greenblatt(12).......................................           30,572         *

Michael A. Saso(13).............................................           49,999         *

James D. Innella(14)............................................          110,332         *

All directors and executive officers as a group (15 persons)(15)        4,400,611       34.0%

-------------------------------
*        Less than one percent.

(1) Unless otherwise indicated, each person named in the table has the sole voting and investment power with respect to the shares beneficially owned.

(2) Shares are primarily owned of record by two corporate entities controlled by Mr. Alpert.

(3) Includes vested options to purchase 20,000 shares at prices ranging from $19.00 to $37.00 per share.

(4) George F. Baker, III may be deemed to beneficially own 675,995 shares of common stock directly owned by Cambridge Capital Fund, L.P. ("Cambridge Capital"), of which Mr. Baker is a managing general partner and 297,995 shares of common stock directly owned by Baker Nye, L.P. ("Baker Nye"), of which Mr. Baker is a managing general partner. Includes vested options to purchase 82,002 shares at prices ranging from $12.52 to $37.97 per share.

(5) Richard B. Nye may be deemed to beneficially own 675,995 shares of common stock directly owned by Cambridge Capital of which Mr. Nye is a managing general partner and 297,995 shares of common stock directly owned by Baker Nye of which Mr. Nye is a managing general partner.

(6) Cambridge Capital is an investment limited partnership. George F. Baker, III, one of its managing general partners, and Jeffrey N. Greenblatt, a non-managing general partner of Cambridge Capital, are also directors of the Company.

(7) Includes vested options to purchase 38,250 shares at prices ranging from $19.00 to $37.00 per share.

(8) Baker Nye is an investment limited partnership. George F Baker, III, one of its managing general partners, and Jeffrey N. Greenblatt, a non-managing general partner of Baker Nye, are directors of the Company.

(9) Includes vested options to purchase 34,950 shares at prices ranging from $19.00 to $37.00 per share.

(10) Vested options to purchase 20,000 shares at prices ranging from $19.00 to $37.00 per share.

(11) Includes vested options to purchase 15,000 shares at prices ranging from $37.00 to $37.06 per share.

(12) Vested options to purchase 30,572 shares at prices ranging from $11.31 to $34.63 per share.

(13) Includes vested options to purchase 14,999 shares at prices ranging from $24.50 to $25.25 per share.

(14) Includes vested options to purchase 38,332 shares at prices ranging from $19.00 to $35.25 per share.

(15) Includes vested options to purchase 374,498 shares at prices ranging from $11.31 to $37.00 per share.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As of December 2, 1994, the Company entered into a 20-year lease with Aviation Properties, a Delaware general partnership ("Aviation Properties"), pursuant to which the Company leases its corporate headquarters and warehouse in Miami, Florida (the "Miami Property"). The Company makes annual payments under such lease in the amount of approximately $892,990. The sole partners of Aviation Properties are (a) AVAC Corporation ("AVAC") and (b) J/T Aviation Partners ("J/T"). The sole stockholder and president of AVAC is Robert Alpert, a principal stockholder and director of the Company, and J/T was previously a principal stockholder of the Company.

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

         In March 1998, Aviation Sales Distribution Services Company ("ASDS"), a wholly-owned subsidiary of AVS, acquired the Pearland Property from AVTEX in exchange for (i) ASDS 's cancellation of all outstanding principal balance and unpaid accrued interest on a promissory note of AVTEX held by ASDS in the principal amount of $434,244 and (ii) ASDS's assumption of indebtedness in the principal amount of $1,128,855 which was secured by a deed of trust in favor of a third party.

         In July 1998, the Company entered into an approximately 19 month lease for the 30,000 square foot office and manufacturing facility in Miami, Florida used by its subsidiary Caribe Aviation, Inc. (the "Caribe Facility Lease"). The lessor under the Caribe Facility Lease is Ben Quevedo, No. 1, Ltd., a limited partnership controlled by Benito Quevedo (the "Quevedo Partnership"), an executive officer of the Company. The Company makes monthly payments to the lessor under the Caribe Facility Lease of approximately $21,515 in rent and $2,500 in pass through operating costs.

         The Company believes the terms of the Loan Agreement, the terms of the leases with Aviation Properties, AVTEX and the Quevedo Partnership and the terms of the purchase of the Pearland Property are no less favorable than could be obtained from an unaffiliated third party.

         Mr. Schwartz is a shareholder in Akerman, Senterfitt & Eidson, P.A., which has in the past and continues to perform legal services for the Company. The fees paid by the Company to Akerman, Senterfitt & Eidson, P.A. for legal services rendered are no greater than those that would be charged to the Company by an unrelated third party law firm.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIATION SALES COMPANY
(Registrant)

BY: /S/ DALE S. BAKER                                        April 30, 1999
---------------------
Dale S. Baker, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE AND TITLE                                           DATE:
         -------------------                                           ----
/S/ DALE S.  BAKER                                                     April 30, 1999
------------------
Dale S.  Baker
President, Chief Executive Officer, Chief Financial Officer and
Chairman of the Board (Principal Executive and Financial Officer)

/S/ HAROLD M.  WOODY                                                   April 30, 1999
--------------------
Harold M.  Woody
Executive Vice President and Director

/S/ GARLAN BRAITHWAITE                                                 April 30, 1999
----------------------
Garlan Braithwaite
Vice President, Finance
(Principal Accounting Officer)

/S/ ROBERT ALPERT                                                      April 30, 1999
-----------------
Robert Alpert
Director

/S/ SAM HUMPHREYS                                                      April 30, 1999
-----------------
Sam Humphreys
Director

/S/ PHILIP B. SCHWARTZ                                                 April 30, 1999
----------------------
Philip B. Schwartz
Director

/S/ GEORGE F. BAKER                                                    April 30, 1999
-------------------
George F. Baker, III
Director

/S/ JEFFREY N. GREENBLATT                                              April 30, 1999
-------------------------
Jeffrey N. Greenblatt
Director

                         [SIGNATURE PAGE TO FORM 10-K/A]