Form 10-Q
period 1999-03-31
AVIATION SALES CO
filed 1999-05-14
CIK 1012159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[Mark One]

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________________ to________________

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

         Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,640,391 shares of common stock, $.001 par value per share, were outstanding as of May 7, 1999.

                     AVIATION SALES COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                        DECEMBER 31,      MARCH 31,
                                            1998            1999
                                        ------------     -----------
                                                         (Unaudited)
       ASSETS

CURRENT ASSETS:
    Cash and cash equivalents             $ 10,536        $  1,303
    Accounts receivable, net               115,974         150,947
    Inventories                            277,131         306,392
    Deferred income taxes                    5,932           5,717
    Other current assets                    16,416          18,265
                                          --------        --------
              Total current assets         425,989         482,624
                                          --------        --------


EQUIPMENT ON LEASE, net                     28,354          22,681
                                          --------        --------

FIXED ASSETS, net                           69,744          71,596
                                          --------        --------

AMOUNTS DUE FROM RELATED PARTIES             2,204           2,180
                                          --------        --------

OTHER ASSETS:
    Goodwill, net                           56,936          56,197
    Deferred financing costs, net            8,104           7,734
    Other assets                             8,046          13,292
                                          --------        --------
              Total other assets            73,086          77,223
                                          --------        --------

              Total assets                $599,377        $656,304
                                          ========        ========



                                   (Continued)

                     AVIATION SALES COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (Continued)

                                                              DECEMBER 31,      MARCH 31,
                                                                  1998            1999
                                                              ------------     ----------
                                                                               (Unaudited)
     LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                            $ 50,931        $ 58,682
    Accrued expenses                                              26,317          27,914
    Current maturities of notes payable                            4,908           4,898
    Current maturities of capital lease obligations                   84              84
    Revolving loan                                               174,007         215,171
                                                                --------        --------
              Total current liabilities                          256,247         306,749
                                                                --------        --------

LONG-TERM LIABILITIES:
    Senior subordinated notes                                    164,163         164,185
    Notes payable, net of current portion                         18,881          14,799
    Capital lease obligations, net of current portion              4,133           4,094
    Deferred income                                                1,371           1,203
    Other long-term liabilities                                      284             291
                                                                --------        --------
              Total long-term liabilities                        188,832         184,572
                                                                --------        --------

COMMITMENTS AND CONTINGENCIES, (Note 5)

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 1,000,000 shares
        authorized, none outstanding                                  --              --
    Common stock, $.001 par value, 30,000,000 shares
        authorized, 12,515,809 and 12,622,422 shares
        outstanding at December 31, 1998 and March 31,
        1999, respectively                                            12              13
    Additional paid-in capital                                    64,344          67,110
    Retained earnings                                             89,942          97,860
                                                                --------        --------

              Total stockholders' equity                         154,298         164,983
                                                                --------        --------

              Total liabilities and stockholders' equity        $599,377        $656,304
                                                                ========        ========


              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                     AVIATION SALES COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (Unaudited)

                                                     FOR THE THREE MONTHS ENDED
                                                              MARCH 31,
                                                    ----------------------------
                                                       1998              1999
                                                    ----------        ----------
OPERATING REVENUES:
  Sales of products, net                            $  80,281         $ 109,319
  Services and other                                   21,893            68,639
                                                    ---------         ---------
                                                      102,174           177,958

COST OF SALES AND SERVICES                             76,900           136,803
                                                    ---------         ---------
GROSS PROFIT                                           25,274            41,155

OPERATING EXPENSES                                     14,838            20,236
                                                    ---------         ---------
INCOME FROM OPERATIONS                                 10,436            20,919

INTEREST EXPENSE                                        3,941             8,431

OTHER (INCOME) EXPENSE                                      7               258
                                                    ---------         ---------

INCOME BEFORE INCOME  TAXES, EQUITY INCOME OF
   AFFILIATE AND EXTRAORDINARY ITEM                     6,488            12,230

     INCOME TAX EXPENSE                                 2,486             4,770
                                                    ---------         ---------

INCOME BEFORE EQUITY INCOME OF AFFILIATE AND
  EXTRAORDINARY ITEM                                    4,002             7,460
EQUITY INCOME OF AFFILIATE                               (345)             (457)
                                                    ---------         ---------
INCOME BEFORE EXTRAORDINARY ITEM                        4,347             7,917
EXTRAORDINARY ITEM, NET OF INCOME TAXES                   599                --
                                                    ---------         ---------

    NET INCOME                                      $   3,748         $   7,917
                                                    =========         =========

BASIC EARNINGS PER SHARE:
Income before extraordinary item                    $    0.35         $    0.63
Extraordinary item, net of income taxes                  0.05                --
                                                    =========         =========
Net income                                          $    0.30         $    0.63
                                                    =========         =========

DILUTED EARNINGS PER SHARE:
Income before extraordinary item                    $    0.35         $    0.61
Extraordinary item, net of income taxes                  0.05                --
                                                    =========         =========
Net income                                          $    0.30         $    0.61
                                                    =========         =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     AVIATION SALES COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                              FOR THE THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                                1998              1999
                                                                             ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                               $   3,748         $   7,917
    Adjustments to reconcile net income to net cash used in operating activities:
             Depreciation and amortization                                       2,163             3,481
             Proceeds from sale of equipment on lease, net of gain                  --             2,339
             Provision for doubtful accounts                                       390               530
             Equity in earnings of affiliate, net of taxes                        (345)             (457)
             Extraordinary item, net of income taxes                               599                --
             Deferred income taxes                                                (208)              222
             Increase in accounts receivable                                    (6,737)          (35,502)
             Increase in inventories                                           (31,725)          (24,154)
             Increase in other current assets                                     (247)           (1,849)
             Increase in other assets                                             (517)           (4,408)
             Increase (decrease) in accounts payable                              (664)            7,751
             Increase (decrease) in accrued expenses                              (205)            1,596
             Increase (decrease) in deferred income                                278              (167)
             Decrease in other liabilities                                         (30)               --
                                                                             ---------         ---------
                  Net cash used in operating activities                        (33,500)          (42,701)
                                                                             ---------         ---------

CASH FLOW FROM INVESTING ACTIVITIES:
    Cash used in acquisitions, net of cash acquired                            (12,564)               --
    Purchases of fixed assets                                                   (4,443)           (4,007)
    Purchases of equipment on lease                                             (2,020)           (2,348)
    Payments from related parties                                                  537                24
                                                                             ---------         ---------
                  Net cash used in investing activities                        (18,490)           (6,331)
                                                                             ---------         ---------

CASH FLOW FROM FINANCING ACTIVITIES:
    Borrowings under senior debt facilities                                     76,772           125,421
    Payments under senior debt facilities                                     (191,774)          (87,987)
    Payment on equipment loans                                                      --              (343)
    Proceeds from issuance of senior subordinated notes                        164,002                --
    Proceeds from equipment loan                                                 7,375                --
    Stock options exercised                                                        256             2,768
    Payments on capital leases                                                      --               (60)
    Payments of deferred financing costs                                        (4,661)               --
                                                                             ---------         ---------
                  Net cash provided by financing activities                     51,970            39,799
                                                                             ---------         ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (20)           (9,233)
                                                                             ---------         ---------
CASH AND CASH EQUIVALENTS, beginning of period                                   6,237            10,536
                                                                             ---------         ---------
CASH AND CASH EQUIVALENTS, end of period                                     $   6,217         $   1,303
                                                                             =========         =========

SUPPLEMENTAL  DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                                            $   2,961         $  10,773
                                                                             =========         =========
    Income taxes paid                                                        $   4,799         $   4,884
                                                                             =========         =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     AVIATION SALES COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION:

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with Aviation Sales Company's (the "Company") December 31, 1998 financial statements and the notes thereto included in the Company's Form 10-K (File No. 001-11775).

         In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1999 and the results of its operations and cash flows for the three month periods ended March 31, 1998 and 1999. The results of operations and cash flows for the three month period ended March 31, 1999 are not necessarily indicative of the results of operations or cash flows which may be reported for the year ending December 31, 1999.

         The accompanying unaudited interim condensed consolidated financial statements give retroactive effect to the acquisition of Whitehall Corporation ("Whitehall") which the Company acquired in July 1998. The acquisition of Whitehall has been accounted for under the pooling of interests method of accounting. See Note 3 for a further discussion of this transaction.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

         In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("ACSEC") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal use computer software should be charged to expense and which should be capitalized. The Company adopted SOP 98-1 prospectively on January 1, 1999. The adoption of SOP 98-1 did not have a material effect on the Company's financial position or results of operations.

         In April 1998, the ACSEC issued SOP 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 establishes standards for the reporting and disclosure of start-up costs, including organization costs. The Company adopted SOP 98-5 effective on January 1, 1999. The adoption of SOP 98-5 did not have a material effect on the Company's financial position or results of operations.

                     AVIATION SALES COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                 MARCH 31, 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

2.       JOINT VENTURE:

         During 1994, Whitehall obtained a 40% ownership in a joint venture involved in the development of aircraft-related technology for an initial investment of $1. The Company accounts for its investment in the joint venture under the equity method. In 1994, Whitehall loaned $2,000 to the joint venture, which is evidenced by a promissory note which accrues interest at a maximum rate of 5% per annum. Principal and accrued interest became due on January 5, 1999. Management is evaluating the possibility of extending the note or converting the note and accrued interest into a capital contribution. The note is secured by certain assets of the joint venture.

3.       AQUISITIONS:

ACQUISITIONS ACCOUNTED FOR UNDER THE PURCHASE METHOD OF ACCOUNTING

         In March 1998, the Company completed the acquisition of Caribe Aviation, Inc. ("Caribe") and Caribe's wholly owned subsidiary Aircraft Interior Design, Inc. ("AIDI") for $23,300, consisting of $5,000 in cash; $5,000 in promissory notes payable over two years; the issuance of 182,143 shares of the Company's common stock; and the repayment of approximately $7,600 of indebtedness owed by Caribe and AIDI to a financial institution.

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

         The Company's acquisitions of Caribe, AIDI and TIMCO have been accounted for under the purchase method of accounting and accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon the fair values at the date of acquisition, and their results of operations have been included in the accompanying condensed consolidated financial statements from the date of acquisition.

         The Company's unaudited pro forma condensed consolidated results of operations for the three months ended March 31, 1998 assuming the Caribe, AIDI and TIMCO acquisitions had occurred on January 1, 1998 are as follows:

             Revenue                                                  $  142,724
             Income before extraordinary item                         $    4,836
             Net income                                               $    4,237
             Diluted earnings per share before extraordinary item     $     0.33

         The preliminary purchase price allocations during the three months ended March 31, 1998 for business combinations accounted for under the purchase method of accounting were as follows:

              Accounts receivable...................................  $ 4,140
              Inventories...........................................    9,124
              Deposits and other assets.............................      116
              Fixed assets..........................................    3,667
              Goodwill..............................................    9,588
              Accounts payable......................................   (3,351)
              Notes payable.........................................   (5,000)
              Common stock issued...................................   (5,720)
                                                                      -------
              Cash used in acquisitions, net of cash acquired.......  $12,564
                                                                      =======

                     AVIATION SALES COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                 MARCH 31, 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

3.       AQUISITIONS:--(CONTINUED)

ACQUISITIONS ACCOUNTED FOR UNDER THE POOLING OF INTERESTS METHOD OF ACCOUNTING

         In July 1998, the Company acquired Whitehall for consideration of 2,844,079 shares of the Company's common stock. The acquisition was accounted for using the pooling of interests method of accounting and thus, the accompanying condensed consolidated financial statements have been restated to give retroactive effect for the acquisition for all periods presented.

         The following reflects the results of operations for the three months ended March 31, 1998 of the Company and of Whitehall, which was acquired in 1998, for the period before the pooling of interests combination was consummated:

                     Revenue:
                        The Company                           $ 82,408
                        Whitehall                               19,766
                                                              ---------
                                                              $102,174
                                                              =========

                     Income before extraordinary item:
                        The Company                           $  4,350
                        Whitehall                                  (3)
                                                              ---------
                                                              $  4,347
                                                              =========

                     AVIATION SALES COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                 MARCH 31, 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

4.       NOTES PAYABLE AND REVOLVING LOAN:

CREDIT FACILITY

         In October 1997, the Company entered into a credit agreement with its lenders. The credit facility (the "Credit Facility") consisted of: (a) term loans of $55,600, and (b) a revolving loan and letter of credit facility of $91,400. The term loan portion of the Credit Facility was repayable in quarterly installments through July 31, 2002 and the revolving loan portion of the Credit Facility was due and payable on July 31, 2002.

         In February 1998, the Company repaid all amounts then outstanding under the Credit Facility with the net proceeds from the Company's sale of $165,000 of its senior subordinated notes (See Senior Subordinated Notes below). The Company wrote off deferred financing costs of $981 in connection with the repayment of the term loan portion of the Credit Facility, resulting in an extraordinary item, net of taxes, of $599.

         In September 1998, in connection with the acquisition of TIMCO, the Company amended its Credit Facility to increase the revolving loan and letter of credit facility to $200,000, up to $30,000 of which may be outstanding letters of credit.

         In November 1998, the Credit Facility was further amended to increase the revolving loan and letter of credit facility to $250,000. See Note 7.

         Borrowings under the Credit Facility are secured by a lien on substantially all of the Company's assets and the borrowing base consists of substantially all of the Company's receivables and inventory. Interest under the Credit Facility is, at the option of the Company, (a) prime plus a margin, or
(b) LIBOR plus a margin, where the respective margin determination is made upon the Company's financial performance over a 12 month period (ranging from 0.0% to 1.0% in the event prime is utilized, or 1.125% to 2.5% in the event LIBOR is utilized). At March 31, 1999, the margin was 0.5% for prime rate loans and 2.0% for LIBOR rate loans.

         The Credit Facility contains certain financial covenants regarding the Company's financial performance and certain other covenants, including limitations on the amount of annual capital expenditures and the incurrence of additional debt, and provides for the suspension of borrowing and repayment of all debt in the event of a material adverse change in the business of the Company or a change in control. In addition, the Credit Facility requires mandatory repayments from the proceeds of a sale of assets or an issuance of equity or debt securities or as a result of insufficient collateral to meet the borrowing base requirements thereunder. At March 31, 1999 the Company was in compliance with its financial covenants. At March 31, 1999, $6,701 was available for borrowing under the Credit Facility and outstanding letters of credit aggregated $22,600.

SENIOR SUBORDINATED NOTES

         In February 1998, the Company sold $165,000 of senior subordinated notes due in 2008 with a coupon rate of 8.125% at a price of 99.395%. The proceeds of the sale were used to repay all amounts then outstanding under the Company's Credit Facility and to fund the cash requirements related to the acquisition of Caribe and AIDI.

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

                     AVIATION SALES COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                 MARCH 31, 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

4.       NOTES PAYABLE AND REVOLVING LOAN--(CONTINUED):

SENIOR SUBORDINATED NOTES

         The indenture pursuant to which the senior subordinated notes have been issued permits the Company and its subsidiaries to incur substantial additional indebtedness, including additional senior debt. Under the indenture, the Company may borrow unlimited additional amounts so long as after incurring such debt it meets a fixed charge coverage ratio for the most recent four fiscal quarters of
2.0 to 1 until February 15, 2000 and 2.25 to 1 thereafter. At March 31, 1999, the Company's fixed charge coverage ratio for the last four fiscal quarters was
3.2 to 1. Additionally, the indenture allows the Company to borrow and have outstanding additional amounts of indebtedness (even if it does not meet the required fixed charge coverage ratios), up to enumerated limits. The senior subordinated notes are also effectively subordinated in right of payment to all existing and future liabilities of any of its subsidiaries which do not guarantee the senior subordinated notes.

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

                     AVIATION SALES COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                 MARCH 31, 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

4.       NOTES PAYABLE AND REVOLVING LOAN--(CONTINUED):

OTHER LOANS

         The Company has term loan agreements in the aggregate principal amount of $17,700 to finance certain equipment and rotable parts on long-term leases which secure the loans. These loans bear interest ranging from 7.40% to 8.21% and are payable monthly through July 2003. These loans contain financial and other covenants and mandatory prepayment events, as defined. At March 31, 1999, the Company was in compliance with all covenants of these loans. See Note 7.

         In connection with the Company's acquisition of Kratz-Wilde Machine Company in October 1997, a subsidiary of the Company delivered a non-interest-bearing promissory note (guaranteed by the Company) to the sellers in the original principal amount of $2,200. A payment of $1,250 was made during January 1999 and another payment of $1,250 is due January 1, 2000. Interest on this note has been imputed at 8%.

         In connection with the acquisition of Caribe and AIDI, a subsidiary of the Company delivered to the sellers a promissory note in the original principal amount of $5,000, which was guaranteed by the Company. The note is payable over a two year period with an interest rate of 8% per annum. The first payment of $2,500 was made during March 1999.

5.       COMMITMENTS AND CONTINGENCIES:

LITIGATION AND CLAIMS

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

                     AVIATION SALES COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                 MARCH 31, 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

5.       COMMITMENTS AND CONTINGENCIES:--(CONTINUED)

         On June 4, 1998, Kenneth L. Harding filed an action against the Company in the United States District Court of Oklahoma. Harding alleges that he had a contract with AvEng Trading Partners, Inc. (which was subsequently acquired by the Company) that he would receive a commission of 20% of the margin on all aircraft parts sales to American Airlines prior to November 1997, in addition to a $2 monthly retainer which he was paid prior to termination of the contract in November 1997. Harding claims that James Stoecker, AvEng's principal (who subsequently became employed by the Company), confirmed and ratified Harding's claim when Mr. Stoecker was an employee of the Company. Mr. Stoecker and the Company severed their relationship in November 1997. See Note 7.

         On June 24, 1998, Zantop International Airlines, Inc. filed an action against Aero Corp.-Macon, Inc., one of the Company's subsidiaries (which is now part of TIMCO), in the Superior Court of Bibb County, Georgia. The suit seeks an unspecified amount of damages and certain equitable relief arising out of the July 1997 sale to Aero Corp.-Macon, Inc. (then a subsidiary of Whitehall) of certain assets used in connection with the operation of Aero Corp.-Macon, Inc. The nature of the action involves a contractual dispute relative to certain purchase price adjustments and inventory purchases. The Company is vigorously defending this action. Although the Company can give no assurance, based upon the available facts, the Company believes that the ultimate outcome of this matter will not have a material adverse effect upon the Company's financial condition.

         The Company is also involved in various lawsuits and other contingencies arising out of operations in the normal course of business. In the opinion of management, the ultimate resolution of these claims and lawsuits will not have a material adverse effect upon the financial position of the Company.

ENVIRONMENTAL MATTERS

         The Company is taking remedial action pursuant to Environmental Protection Agency and Florida Department of Environmental Protection ("FDEP") regulations at TIMCO-Lake City. Ongoing testing is being performed and new information is being gathered to continually assess the impact and magnitude of the required remediation efforts on the Company. Based upon the most recent cost estimates provided by environmental consultants, the Company believes that the total remaining testing, remediation and compliance costs for this facility will be approximately $2,400. Testing and evaluation for all known sites on TIMCO-Lake City's property is substantially complete and the Company has commenced a remediation program. The Company is currently monitoring the remediation, which will extend into the future. Subsequently, the Company's accruals were increased because of this monitoring, which indicated a need for new equipment and additional monitoring. Based on current testing, technology, environmental law and clean-up experience to date, the Company believes that it has established an accrual for a reasonable estimate of the costs associated with its current remediation strategies.

         To comply with the financial assurances required by the FDEP, the Company has issued a $1,700 standby letter of credit in favor of the FDEP.

         Additionally, there are other areas adjacent to TIMCO-Lake City's facility that could also require remediation. The Company does not believe that it is responsible for these areas; however, it may be asserted that TIMCO and other parties are jointly and severally liable and are responsible for the remediation of those properties. No estimate of any such costs to the Company is available at this time.

         In connection with the sale of Whitehall's electronics business, Whitehall was required to perform, at its own expense, an environmental site assessment at the electronics business' facility. Whitehall was also required to remedy all recognized environmental conditions identified in the assessment to bring such facility into compliance with all applicable Federal, State, and local environmental laws. The buyer of this business, subject to the terms and conditions set forth in the agreement, recently exercised its option of requiring Whitehall to repurchase this property for $300.

                     AVIATION SALES COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                 MARCH 31, 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

5.       COMMITMENTS AND CONTINGENCIES--(CONTINUED):

         The Company has accrued $3.4 million towards potential obligations to remediate the environmental matters described above of which $2.9 million of the reserve is presently remaining.

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

LEASE FOR NEW FACILITY

         In 1998, the Company decided to move to a new corporate headquarters and warehouse facility. On December 17, 1998, the Company entered into an operating lease for a new corporate headquarters and warehouse facility with First Security Bank, National Association, as trustee of a newly created trust, as lessor. The lease has an initial term of five years and is a triple net lease. The lease contains financial covenants regarding the Company's financial performance and other affirmative and negative covenants. Substantially all of the Company's subsidiaries have guaranteed the Company's obligations under the lease. Additionally, the Company has an option to acquire the new facility at the end of the lease and if it does not purchase the new facility at the end of the lease, it will be obligated to pay a fee.

         The development of the new facility has been financed by the trust through a $35,500 loan facility provided by a syndicate of financial institutions. Pursuant to the agreements entered into in connection with this financing, the Company is obligated to develop the new facility on behalf of the trust and is responsible for the timely completion thereof within an established construction budget. The Company and substantially all of its subsidiaries have guaranteed the repayment of $31,200 of the trust's obligations under the loan agreement. The trust's obligations under these agreements are secured by a lien on the real property and improvements comprising the new facility and on the fixtures therein. Further, the Company has posted an irrevocable letter of credit in favor of the trust in the amount of approximately $8,000 to secure both its obligations under the lease and the trust's obligations under the loan agreement.

                     AVIATION SALES COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                 MARCH 31, 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

6.       EARNINGS PER SHARE:

         The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows:

                                                                           FOR THE THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                          ----------------------------
                                                                             1998              1999
                                                                          ----------        ----------
         Weighted average shares outstanding used in
         calculating basic earnings per share ......................      12,293,023        12,568,669
         Effect of dilutive options ................................         283,413           414,179
                                                                          ----------        ----------
         Weighted average common and common equivalent
         shares used in calculating diluted earnings per share .....      12,576,436        12,982,848
                                                                          ==========        ==========
         Options and warrants outstanding which are not
         included in the calculation of diluted earnings per share
         because their impact is antidilutive ......................          19,500            10,000
                                                                          ==========        ==========

------------------------
For business combinations accounted for as a pooling of interests, earnings per share computations are based on the aggregate of the weighted-average outstanding shares of the surviving business for all periods presented.

7.       SUBSEQUENT EVENTS:

         On April 20, 1999, the Company filed two registration statements with the Securities and Exchange Commission. The first registration statement relates to the public sale of 3,500,000 shares of the Company's common stock, 2,600,000 shares to be sold by the Company and 900,000 shares to be sold by selling stockholders. The second registration statement relates to the sale of $85,000 of the Company's 8 1/8% senior subordinated notes due 2008. The offerings are not conditioned on one another. The proceeds of the offerings, if completed, will be used to repay amounts outstanding under the Credit Facility. See Note 4.

         On May 6, 1999, the Company settled its outstanding litigation with Kenneth L. Harding for $50. See Note 5.

         In April 1999, the Company repaid a term-loans aggregating $4,984 in connection with the sale of certain equipment and rotable parts and the associated long-term lease which secured the loan. See Note 4.

         On May 11, 1999, the Credit Facility was further amended to increase the revolving loan and letter of credit facility to $300,000. See Note 4.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS OR MAY CONTAIN FORWARD-LOOKING STATEMENTS, SUCH AS STATEMENTS REGARDING THE COMPANY'S GROWTH STRATEGY AND ANTICIPATED TRENDS IN THE INDUSTRIES AND ECONOMIES IN WHICH THE COMPANY OPERATES. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON THE COMPANY'S CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATING TO THE COMPANY'S OPERATIONS AND RESULTS OF OPERATIONS, COMPETITIVE FACTORS, SHIFTS IN MARKET DEMAND, AND OTHER RISKS AND UNCERTAINTIES, INCLUDING IN ADDITION TO THOSE DESCRIBED BELOW THOSE DISCLOSED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K, AS AMENDED, FOR THE YEAR ENDED DECEMBER 31, 1998, UNCERTAINTIES WITH RESPECT TO CHANGES OR DEVELOPMENTS IN SOCIAL, BUSINESS, ECONOMIC, INDUSTRY, MARKET, LEGAL AND REGULATORY CIRCUMSTANCES AND CONDITIONS AND ACTIONS TAKEN OR OMITTED TO BE TAKEN BY THIRD PARTIES, INCLUDING THE COMPANY'S CONTRACTORS, CUSTOMERS, SUPPLIERS, COMPETITORS, STOCKHOLDERS, LEGISLATIVE, REGULATORY AND JUDICIAL AND OTHER GOVERNMENTAL AUTHORITIES. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM RESULTS EXPRESSED OR IMPLIED IN ANY FORWARD-LOOKING STATEMENTS MADE BY THE COMPANY IN THIS QUARTERLY REPORT ON FORM 10-Q. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR CIRCUMSTANCES.

         The following discussion and analysis should be read in conjunction with the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K (the "Form 10-K"), as amended, for the year ended December 31, 1998.

RECENT DEVELOPMENTS

         On April 20, 1999, the Company filed two registration statements, one to register for sale in a public offering of 3,250,000 shares of its common stock (2,600,000 shares to be sold by the Company and 650,000 shares to be sold by selling stockholders), before exercise of the over-allotment option, and a second to register for sale in a public offering of $85.0 million in principal amount of the Company's 8 1/8% senior subordinated notes due 2008. The Company intends to use the proceeds of these offerings, which are not conditioned on one another, to repay amounts outstanding under the Revolving Credit Facility. There can be no assurance that either one or both of these offerings will be completed.

RESULTS OF OPERATIONS

         Operating revenues consist primarily of sales of products and service revenues, net of allowances for returns. Cost of sales and services consists primarily of product costs, labor, freight charges, commission to outside sales representatives and an inventory provision for damaged and obsolete products. Product costs consist of the acquisition cost of the products and any costs associated with repairs, overhaul or certification.

         The Company's operating results are affected by many factors, including the timing of orders from large customers, the timing of expenditures to purchase inventory in anticipation of future sales, the timing of bulk inventory purchases, the number of airline customers seeking maintenance, repair and overhaul ("MR&O") services at any time, the Company's ability to fully utilize its available hangar space dedicated to MR&O operations from period to period, the timeliness of customer aircraft in arriving for scheduled maintenance and the mix of available aircraft spare parts contained, at any time, in the Company's inventory. A large portion of the Company's operating expenses are relatively fixed. Since the Company typically does not obtain long-term purchase orders or commitments from its customers, it must anticipate the future volume of orders based upon the historic purchasing patterns of its customers and upon its discussions with its customers as to their future requirements. Cancellations, reductions or delays in orders by a customer or group of customers could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company completed the following acquisitions during 1998:

       DATE                  COMPANY ACQUIRED               ACCOUNTING TREATMENT
      September 1998      TIMCO                                  Purchase
      July 1998           Whitehall Corporation                  Pooling
      March 1998          Caribe Aviation, Inc.                  Purchase
      March 1998          Aircraft Interior Design, Inc.         Purchase

         Operating revenues for the three months ended March 31, 1999 increased $75.8 million or 74.2% to $178.0 million, from $102.2 million for the same period in 1998. Incremental revenues attributable to operations acquired in 1998 and accounted for under the purchase method of accounting were $50.8 million for the three months ended March 31, 1999. Product and service revenues from period to period also increased due to increased customer penetration, increased sales from investments in additional inventories and improved capacity utilization of the Company's MR&O facilities.

         Gross profit increased $15.9 million or 62.8% to $41.2 million for the 1999 first quarter, compared with $25.3 million for the 1998 first quarter. Gross profit margin for the three months ended March 31, 1999 decreased to 23.1% from 24.7% for the same period in 1998. Margins were negatively impacted in 1999 by the sales mix of products sold during the quarter. Gross profit margin during 1999 was also negatively impacted by the increase in the proportion of total revenues derived from the Company's MR&O operations, which generally operate at lower gross profit margins than the Company's redistribution operations.

         The Company's operating expenses increased $5.4 million, to $20.2 million for the three months ended March 31, 1999, compared with $14.8 million for the same period in 1998. Operating expenses as a percentage of operating revenues were 11.4% for 1999, compared to 14.5% for 1998. The improvement in operating leverage is primarily due to economies of scale and improved operating efficiencies. Additionally, the Company's MR&O operations, which are an increased proportion of the Company's total revenues, operate at a lower operating expense percentage than the Company's redistribution operations. Further, 1998 first quarter operating expenses of the Company's airframe heavy maintenance facilities acquired from Whitehall were higher than can be expected in the future, due to inefficiencies in those operations which have since been corrected.

         Interest expense for the three months ended March 31, 1999 increased by $4.5 million from period to period, due to increased borrowings during 1998 and during the first quarter of 1999 to finance the acquisitions of Caribe, AIDI and TIMCO, inventory acquisitions and equipment held for lease.

         Other (income) expense for the three months ended 1999 primarily includes the writedown of various miscellaneous assets.

         As a result of the above factors income before income taxes, equity income of affiliate and extraordinary item for the three months ended March 31, 1999 was $12.2 million, compared to $6.5 million in 1998.

         Equity income of affiliate, net of income taxes increased from $0.3 million to $0.5 million in 1999, due to increased sales of aircraft noise reduction kits.


         In connection with the repayment of the term and acquisition loan portions of the Credit Facility utilizing the proceeds of the Company's Senior Subordinated Notes due 2008, the Company wrote off, during the first quarter of 1998, $1.0 million of deferred financing costs resulting in an extraordinary item, net of income taxes, of $0.6 million ($0.05 per diluted share).

         After accounting for income taxes and the extraordinary item, net income for the three months ended March 31, 1999 was $7.9 million ($0.61 per diluted share), compared to net income of $3.7 million ($0.30 per diluted share) for the three months ended March 31, 1998. Weighted average common and common equivalent shares outstanding (diluted) were 13.0 million during the three months ended March 31, 1999, compared to 12.6 million for the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         CASH

         Net cash used in operating activities during the three months ended March 31, 1998 and 1999 was $33.5 million and $42.7 million, respectively. Cash used in investing activities during the three months ended March 31, 1998 and 1999 was $18.5 million and $6.3 million, respectively. The Company continues to invest in spare parts inventories in order to support increased parts sales. During the three months ended March 31, 1998 and 1999, the Company financed its operating and investing activities primarily with its cash flow from financing activities, amounting to $52.0 million and $39.8 million, respectively.

         REVOLVING CREDIT FACILITY

         On September 18, 1998, the Company entered into a Four Year Senior Secured Revolving Credit Facility amending its previously existing Credit Facility (the "Revolving Credit Facility"), which provided the Company with a $200.0 million revolving line of credit, including a $30.0 million letter of credit sublimit, with the imposition of certain borrowing criteria based on the satisfaction of certain debt ratios. The eligible borrowing base includes certain receivables and inventories of the Company. The interest rate on the Revolving Credit Facility is, at the option of the Company, (a) prime plus a margin, or (b) LIBOR plus a margin, where the respective margin determination is made upon the Company's financial performance over a 12 month period (ranging from 0.0% to 1.0% in the event prime is utilized, or 1.125% to 2.5% in the event LIBOR is utilized).

         In November 1998 the Revolving Credit Facility was amended to increase the revolving loan and letter of Credit Facility to $250.0 million and in May 1999, the Revolving Credit Facility was further amended to increase the facility to $300.0 million. At May 7, 1999, the margin was 0.5% for prime rate loans and 2.0% for LIBOR rate loans and $239.6 million was outstanding under the Revolving Credit Facility.

         The Revolving Credit Facility contains certain financial covenants regarding the financial performance of the Company and certain other covenants, including limitations on the amount of annual capital expenditures and the incurrence of additional debt, and provides for the suspension of the Revolving Credit Facility and repayment of all debt in the event of a material adverse change in the business or a change in control. In addition, the Revolving Credit Facility requires mandatory repayments from the proceeds of a sale of assets or an issuance of equity or debt securities or as a result of insufficient collateral to meet the borrowing base requirements thereunder. Substantially all of the Company's assets are pledged as collateral for amounts borrowed. The Revolving Credit Facility will terminate on July 31, 2002. At March 31, 1999, the Company was in compliance with all covenants of the Revolving Credit Facility.

         SENIOR SUBORDINATED NOTES

         In February 1998 the Company completed the offering and sale of $165.0 million in senior subordinated notes (the "Notes") due in 2008 with a coupon rate of 8.125% at a price of 99.395%. The Notes mature on February 15, 2008. Interest is payable on February 15 and August 15 of each year, commencing August 15, 1998. The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt of the Company, including indebtedness outstanding under the Revolving Credit Facility and under facilities which may replace the Revolving Credit Facility in the future. In addition, the Notes are effectively subordinated to all secured obligations to the extent of the assets securing such obligations, including the Revolving Credit Facility.

         The indenture pursuant to which the Notes have been issued (the "Indenture") permits the Company and its subsidiaries to incur substantial additional indebtedness, including senior debt. Under the Indenture, the Company may borrow unlimited additional amounts so long as after incurring such debt the Company meets a fixed charge coverage ratio for the most recent four fiscal quarters of 2.0 to 1 until February 15, 2000 and 2.25 to 1 thereafter. At

March 31, 1999, the Company's fixed charge coverage ratio for the last four fiscal quarters was 3.2 to 1. Additionally, the Indenture allows the Company to borrow and have outstanding additional amounts of indebtedness (even if the Company does not meet the required fixed charge coverage ratios), up to enumerated limits. The Notes are also effectively subordinated in right of payment to all existing and future liabilities of any subsidiaries of the Company which do not guarantee the Notes.

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

         OTHER NOTES

         The Company has term loan agreements in the aggregate principal amount of $17.7 million to finance certain equipment and rotable parts on long-term leases which secure the loans. These loans bear interest ranging from 7.40% to 8.21% and are payable monthly through July 2003. These loans contain financial and other covenants and mandatory prepayment events, as defined. At March 31, 1999, the Company was in compliance with all covenants of these loans.

         In connection with the acquisition of Kratz-Wilde, a subsidiary of the Company delivered a non-interest-bearing promissory note (guaranteed by the Company) to the sellers in the original principal amount of $2.2 million. A payment of $1,250,000 was made during January 1999 and another payment of $1,250,000 is due January 1, 2000. Interest on this note has been imputed at 8%.

         In connection with the acquisition of Caribe and AIDI, a subsidiary of the Company delivered to the sellers a promissory note in the original principal amount of $5.0 million, which was guaranteed by the Company. The note is payable over a two year period with an interest rate of 8% per annum. The first payment of $2.5 million was made during March 1999.

         CAPITAL EXPENDITURES

         During the three month periods ended March 31, 1998 and 1999, the Company incurred capital expenditures of approximately $4.4 million and $4.0 million, respectively, primarily to renovate MR&O facilities and to make enhancements to the Company's management information systems. The Company expects to incur capital expenditures of approximately $27.4 million for 1999 for new equipment for manufacturing operations, fixtures for its new headquarters, new MIS systems and enhancements to existing MIS systems, as well as ordinary course replacement of existing equipment.

         LEASE FOR NEW FACILITY

         In 1998, the Company decided to move to a new corporate headquarters and warehouse facility. On December 17, 1998, the Company entered into an operating lease for a new corporate headquarters and warehouse facility with First Security Bank, National Association, as trustee of a newly created trust, as lessor. The lease has an initial term of five years and is a triple net lease. The lease contains financial covenants regarding the Company's financial performance and other affirmative and negative covenants. Substantially all of the Company's subsidiaries have guaranteed the Company's obligations under the lease. Additionally, the Company has an option to acquire the new facility at the end of the lease and if it does not purchase the new facility at the end of the lease, it will be obligated to pay a fee.

         The lessor has financed the development of the new facility through a $35.5 million loan from a syndicate of financial institutions. The Company is obligated to develop the new facility on behalf of the lessor and is responsible for the timely completion of the facility within an established construction budget. The Company and substantially all of its subsidiaries have guaranteed the repayment of $31.2 million of the lessor's obligations under its loan agreement. The lessor's obligations under the agreement are secured by a lien on the real property and on the new facility. Further, the Company has posted an irrevocable letter of credit in favor of the lessor in the amount of approximately $8.0 million to secure both the Company's obligations under the lease and the lessor's obligations under the loan agreement.

         LIQUIDITY

         As part of its growth strategy, the Company intends to continue to pursue growth through internal expansion as well as acquisitions of other businesses. Financing for such activities will be provided from operations and from borrowings under the Revolving Credit Facility. The Company may also in the future issue additional debt and/or equity securities in connection with financing one or more of its activities. In that regard, the Company recently filed two registration statements, one to register the sale of 3,500,000 shares of its common stock for sale in a public offering (2,600,000 shares to be sold by the Company and 900,000 shares to be sold by selling stockholders), before exercise of an over-allotment option, and a second to register for public sale of $85.0 million in principal amount of the Company's 8 1/8% Senior Subordinated Notes due 2008. The proceeds of these offerings, which are not conditioned on one another, will be used to repay indebtedness due under the Revolving Credit Facility. There can be no assurance that either one or both of these offerings will be completed. The Company believes that cash flow from operations and borrowing availability under its Revolving Credit Facility will be sufficient to satisfy the Company's anticipated working capital requirements over the next twelve months. If the proposed public offering of additional debt and/or equity securities is not completed, the Company will have less availability under the Revolving Credit Facility and might have to curtail its rate of growth in order to conserve cash required for its operations.

         ENVIRONMENTAL

         The Company is taking remedial action pursuant to Environmental Protection Agency and Florida Department of Environmental Protection ("FDEP") regulations at the Company's heavy maintenance facility in Lake City, Florida ("TIMCO-Lake City"). Ongoing testing is being performed and new information is being gathered to continually assess the impact and magnitude of the required remediation efforts on the Company. Based upon the most recent cost estimates provided by environmental consultants, the Company believes that the total remaining testing, remediation and compliance costs for this facility will be approximately $2.4 million. Testing and evaluation for all known sites on TIMCO-Lake City's property is substantially complete and the Company has commenced a remediation program. The Company is currently monitoring the remediation, which will extend into the future. Subsequently, the Company's accruals were increased because of this monitoring, which indicated a need for new equipment and additional monitoring. Based on current testing, technology, environmental law and clean-up experience to date, the Company believes that it has established an accrual for a reasonable estimate of the costs associated with its current remediation strategies.

         To comply with the financial assurances required by the FDEP, the Company has issued a $1.7 million standby letter of credit in favor of the FDEP.

         Additionally, there are other areas adjacent to TIMCO-Lake City's facility that could also require remediation. The Company does not believe that it is responsible for these areas; however, it may be asserted that TIMCO and other parties are jointly and severally liable and are responsible for the remediation of those properties. No estimate of any such costs to the Company is available at this time.

         In connection with the sale of Whitehall's electronics business, Whitehall was required to perform, at its own expense, an environmental site assessment at the electronics business' facility. Whitehall was also required to remedy all recognized environmental conditions identified in the assessment to bring such facility into compliance with all applicable Federal, State, and local environmental laws. The buyer of this business, subject to the terms and conditions set forth in the agreement, has recently exercised its option of requiring Whitehall to repurchase this property for $300,000.

         The Company accrued $3.4 million towards potential obligations relating to remediate the environmental matters described above of which $2.9 million of the reserve is presently remaining.

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

IMPACT OF THE YEAR 2000

         Since the fourth quarter of 1997, the Company has been implementing new management information systems ("MIS") in order to both allow the Company's computer systems to meet the Company's needs into the foreseeable future and to mitigate the Year 2000 issues inherent in the Company's existing systems.

         The Year 2000 issue is the potential for system and processing failures of date-related data and the result of computer-controlled systems using two digits rather than four to define the applicable year. The Company may be affected by Year 2000 issues in the Company's own non-compliant information technology ("IT") systems or non-IT systems, as well as by Year 2000 issues related to non-compliant IT and non-IT systems operated by third parties.

         STATE OF READINESS

         The Company has substantially completed an assessment of its internal and external (third-party) IT systems and non-IT systems. At this point in the Company's assessment, which the Company believes is approximately 90% complete (in the aggregate), other than as described in this report, the Company is not currently aware of any Year 2000 problems relating to its systems or the systems operated by third parties which would materially adversely affect the Company's business, results of operations or financial condition, without taking into account the Company's efforts to avoid such problems, although there can be no assurance of this fact. In addition, the Company believes that it is approximately 50% complete (in the aggregate) with its Year 2000 remediation and 30% complete (in the aggregate) with its Year 2000 validation.

         The Company's IT systems consist of software licensed from third parties and hardware purchased or leased from third parties. The Company is currently implementing new systems, which are primarily designed to service its redistribution operations and manufacturing operations, including new software and hardware, which the Company believes, once fully implemented, will be Year 2000 compliant and will meet the requirements of these operations into the foreseeable future.

         The Company has determined that the MIS system which the Company currently uses in its redistribution operations is not Year 2000 compliant. In order to give the Company the time to implement its new system for these operations in an orderly fashion, the Company has engaged a vendor to remediate the Company's existing system to make it Year 2000 compliant. The Company believes that the remediation to its existing system will be completed by the end of August 1999 at an estimated cost of $1.0 million, and that the Company can validate the remediated system, as modified, for Year 2000 compliance by the beginning of the fourth quarter of 1999. While the Company has been informed by its vendor that the Company's existing system can be brought into Year 2000 compliance on a timely basis, there can be no assurance of this fact.

         The Company has substantially remediated the MIS systems used by its manufacturing operations for Year 2000 compliance. The Company has also substantially remediated the MIS systems used by its maintenance and repair operations for Year 2000 compliance.

         The Company has substantially completed an assessment of the Year 2000 issues of its non-IT systems which the Company has identified as containing embedded chip systems. The Company is not currently aware of any Year 2000 problems relating to these systems which would materially adversely affect its business, results of operations, or financial condition, without taking into account the Company's efforts to avoid these problems.

         The Company is reviewing the efforts of its vendors and customers to become Year 2000 compliant. Letters and questionnaires have been or are in the process of being sent to all critical entities with which the Company does business to assess the Company's Year 2000 readiness. To date, the Company has received responses from approximately 40% of these third parties, and approximately 60% of the companies that have responded have assured the Company that they have already addressed, or that they will address on a timely basis, all of their known significant Year 2000 issues. Although this review is continuing, the Company is not currently aware of any vendor or customer circumstances that may materially adversely impact the Company. The Company will seek alternate suppliers if circumstances warrant. There can be no assurance that Year 2000 compliance plans of the Company's vendors and customers will be completed on a timely manner.

         A substantial majority of the aircraft spare parts in the Company's inventory do not have date-sensitive technologies and, as a result, do not pose Year 2000 compliance issues. For the small portion of the Company's aircraft spare parts inventory that may pose Year 2000 compliance issues, the Company has contacted its vendors to assess the Year 2000 compliance of those parts. The Company believes that issues relating to the Year 2000 compliance of aircraft spare parts in its inventory, if any, will ultimately be the responsibility of the manufacturers of such parts, although there can be no assurance of this fact. Further, it is unclear whether the Company's product liability insurance would ultimately cover a claim based upon a Year 2000 problem in a part sold by the Company.

         COSTS

         The Company believes that the cost of the new MIS system (1) for the Company's redistribution operations will be approximately $13.5 million, of which approximately $4.8 million has been spent to date and approximately $8.7 million of which the Company believes will be expended during 1999 and (2) for the Company's manufacturing operations will be approximately $2.1 million, of which approximately $1.0 million has been spent to date and approximately $1.1 million will be expended during 1999. The costs incurred to date in connection with the remediation of the Company's maintenance and repair operations for Year 2000 compliance have not been material. The Company is funding the costs of its new systems from the Company's existing credit facility. The $5.8 million spent to date has related substantially to the cost of the new systems and not to bringing the Company's existing MIS systems into Year 2000 compliance. The Company intends to replace these systems to meet the Company's future needs and to incur the costs regardless of the Year 2000 compliance efforts. Such cost estimates include both hardware and software costs, as well as the anticipated costs of the use of consultant services, but do not include the Company's internal costs associated with such efforts, which are not separately tracked for Year 2000 compliance efforts. Such internal costs principally consists of the payroll costs for the Company's employees working on such compliance efforts.

         The Company has decided to update the MIS system currently used in its redistribution operations to make it Year 2000 compliant, so that such system remains available for use in the Company's operations until the new system for these operations becomes fully operational. The Company expects the cost of such update to be approximately $1.0 million. The Company can not recover this cost in connection with the development and implementation of its new system.

         RISKS RELATING TO THE COMPANY'S FAILURE TO BECOME YEAR 2000 COMPLIANT

         The Company's failure to bring existing systems into Year 2000 compliance by the end of 1999 would likely materially adversely affect the Company, in that it would make it very difficult for the Company to operate its business in the ordinary course and would likely cause the Company to lose revenues, have increased operating costs and have business interruptions of a material nature (which would likely not be covered by the Company's existing business interruption insurance) until the Company fixes its systems. In addition, the Company can not assure that the Year 2000 issues of other entities will not materially adversely impact its systems or results of operations.

         CONTINGENCY PLANS

         The Company is currently considering what its contingency plans will be in the event that it is not able to bring its IT and non-IT systems into Year 2000 compliance by the end of 1999. The Company plans to complete such contingency plans by the end of July 1999.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         See Notes 5 and 7 to the Company's Unaudited Condensed Consolidated Financial Statements included in this filing.

Item 2.  CHANGES IN SECURITIES

         Not applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         No matters were submitted to the Company's shareholders during the first quarter of 1999.

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORMS 8-K

         (a)      EXHIBITS

                  EXHIBIT NO. DESCRIPTION

                  10.01 Amendment No. 6, Waiver and Consent dated as of May 11, 1999, to the Third Amended and Restated Credit Agreement

                  27       Financial Data Schedule

         (b)      REPORTS ON FORM 8-K

                  Current Report on Form 8-K filed on February 7, 1999.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      AVIATION SALES COMPANY

          Dated: May 14, 1999

                                      BY: /s/ GARLAN BRAITHWAITE
                                      --------------------------
                                      Garlan Braithwaite, Vice President-Finance
                                      (Principal Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT                                 DESCRIPTION
-------                                 -----------


10.01 Amendment No. 6, Consent and Waiver dated as of May 11, 1999, to the Third Amended and Restated Credit Agreement

27                Financial Data Schedule