Form 10-Q
period 1999-06-30
AVIATION SALES CO
filed 1999-08-16
CIK 1012159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____________ to ______________

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

         Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,005,576 shares of common stock, $.001 par value per share, were outstanding as of August 10, 1999.

                    AVIATION SALES COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     DECEMBER 31,    JUNE 30,
                                        1998          1999
                                     ----------     --------
                                                   (Unaudited)

       ASSETS

CURRENT ASSETS:
    Cash and cash equivalents          $ 10,536     $ 10,896
    Accounts receivable, net            115,974      154,761
    Inventories                         277,131      354,683
    Deferred income taxes                 5,932        6,814
    Other current assets                 16,416       24,624
                                       --------     --------
              Total current assets      425,989      551,778
                                       --------     --------
EQUIPMENT ON LEASE, net                  28,354       11,055
                                       --------     --------
FIXED ASSETS, net                        69,744       78,329
                                       --------     --------
AMOUNTS DUE FROM RELATED PARTIES          2,204        2,153
                                       --------     --------
OTHER ASSETS:
    Goodwill, net                        56,936       55,294
    Deferred financing costs, net         8,104        8,827
    Other assets                          8,046       13,425
                                       --------     --------
              Total other assets         73,086       77,546
                                       --------     --------
              Total assets             $599,377     $720,861
                                       ========     ========

                                   (Continued)

                    AVIATION SALES COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (CONTINUED)
                                                         DECEMBER 31,  JUNE 30,
                                                             1998       1999
                                                         ----------    --------
                                                                     (Unaudited)
     LIABILITIES & STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
    Accounts payable                                       $ 50,931   $ 58,073
    Accrued expenses                                         26,317     39,491
    Current maturities of notes payable                       4,908      3,640
    Current maturities of capital lease obligations              84         84
    Revolving loan                                          174,007    187,739
                                                           --------   --------
              Total current liabilities                     256,247    289,027
                                                           --------   --------
LONG-TERM LIABILITIES:
    Senior subordinated notes                               164,163    164,208
    Notes payable, net of current portion                    18,881      1,069
    Capital lease obligations, net of current portion         4,133      4,216
    Deferred income                                           1,371      5,330
    Other long-term liabilities                                 284        299
                                                           --------   --------
              Total long-term liabilities                   188,832    175,122
                                                           --------   --------
COMMITMENTS AND CONTINGENCIES, (Note 5)

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 1,000,000 shares
        authorized, none outstanding                             --         --
    Common stock, $.001 par value, 30,000,000 shares
        authorized, 12,515,809 and 15,003,050 shares
        outstanding at December 31, 1998 and June 30,
        1999, respectively                                       12         15
    Additional paid-in capital                               64,344    149,334
    Retained earnings                                        89,942    107,363
                                                           --------   --------
              Total stockholders' equity                    154,298    256,712
                                                           --------   --------
              Total liabilities and stockholders' equity   $599,377   $720,861
                                                           ========   ========

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                    AVIATION SALES COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                 FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                           JUNE 30,                      JUNE 30,
                                                 -------------------------      ------------------------
                                                    1998           1999           1998           1999
                                                  ---------      ---------      ---------      ---------
OPERATING REVENUES:
  Sales of products, net                          $  88,511      $ 101,662      $ 168,792      $ 210,981
  Services and other                                 20,624         77,627         42,517        146,266
                                                  ---------      ---------      ---------      ---------
                                                    109,135        179,289        211,309        357,247

COST OF SALES AND SERVICES                           80,093        134,986        156,993        271,789
                                                  ---------      ---------      ---------      ---------
GROSS PROFIT                                         29,042         44,303         54,316         85,458

OPERATING EXPENSES                                   15,622         20,902         30,460         41,138
                                                  ---------      ---------      ---------      ---------
INCOME FROM OPERATIONS                               13,420         23,401         23,856         44,320

INTEREST EXPENSE AND OTHER                            4,786          8,423          8,733         17,112
                                                  ---------      ---------      ---------      ---------
INCOME BEFORE INCOME  TAXES, EQUITY INCOME OF
   AFFILIATE AND EXTRAORDINARY ITEM                   8,634         14,978         15,123         27,208

INCOME TAX EXPENSE                                    3,389          5,868          5,877         10,638
                                                  ---------      ---------      ---------      ---------
INCOME BEFORE EQUITY INCOME OF AFFILIATE AND
  EXTRAORDINARY ITEM                                  5,245          9,110          9,246         16,570
EQUITY INCOME OF AFFILIATE                             (356)          (393)          (701)          (851)
                                                  ---------      ---------      ---------      ---------
INCOME BEFORE EXTRAORDINARY ITEM                      5,601          9,503          9,947         17,421
EXTRAORDINARY ITEM, NET OF INCOME TAXES                  --             --            599             --
                                                  ---------      ---------      ---------      ---------
    NET INCOME                                    $   5,601      $   9,503      $   9,348      $  17,421
                                                  =========      =========      =========      =========
BASIC EARNINGS PER SHARE:
Income before extraordinary item                  $    0.45      $    0.73      $    0.80      $    1.35
Extraordinary item, net of income taxes                  --             --           0.04             --
                                                  ---------      ---------      ---------      ---------
Net income                                        $    0.45      $    0.73      $    0.76      $    1.35
                                                  =========      =========      =========      =========
DILUTED EARNINGS PER SHARE:
Income before extraordinary item                  $    0.44      $    0.71      $    0.79      $    1.32
Extraordinary item, net of income taxes                  --             --           0.05             --
                                                  ---------      ---------      ---------      ---------
Net income                                        $    0.44      $    0.71      $    0.74      $    1.32
                                                  =========      =========      =========      =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    AVIATION SALES COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                      FOR THE SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                       ------------------------
                                                                          1998           1999
                                                                       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                         $   9,348      $  17,421
    Adjustments to reconcile net income to net cash
        used in operating activities:
             Depreciation and amortization                                 4,685          8,921
             Proceeds from sale of equipment on lease, net of gain            --          1,088
             Provision for doubtful accounts                                 428            941
             Equity in earnings of affiliate, net of taxes                  (701)          (851)
             Extraordinary item, net of income taxes                         599             --
             Deferred income taxes                                        (1,222)       (39,728)
             Increase in accounts receivable                                   5         (1,165)

             Increase in inventories                                     (33,040)       (78,224)
             Decrease (increase) in other current assets                   1,565         (8,208)
             Increase in other assets                                     (6,475)        (4,722)
             Increase (decrease) in accounts payable                      (5,021)         7,141
             Increase in accrued expenses                                    837         14,334
             Increase in deferred income                                     801          3,959
             Increase in other liabilities                                    --            299
                                                                       ---------      ---------
                  Net cash used in operating activities                  (28,191)       (78,794)
                                                                       ---------      ---------
CASH FLOW FROM INVESTING ACTIVITIES:
    Cash used in acquisitions, net of cash acquired                      (12,564)            --
    Purchases of fixed assets                                             (8,338)       (14,065)
    Purchases of equipment on lease                                      (14,799)            --
    Payments from related parties                                            498             51
                                                                       ---------      ---------
                  Net cash used in investing activities                  (35,203)       (14,014)
                                                                       ---------      ---------
CASH FLOW FROM FINANCING ACTIVITIES:
    Borrowings under senior debt facilities                              186,536        272,850
    Payments under senior debt facilities                               (290,155)      (259,119)
    Payment on equipment loans                                              (411)          (610)
    Payment on notes payable                                                  --         (3,729)
    Proceeds from issuance of senior subordinated notes                  164,002             --
    Proceeds from secondary public offering                                   --         80,318
    Proceeds from equipment loan                                           6,084             --
    Stock options exercised                                                  347          4,678
    Payments on capital leases                                               (31)           (60)
    Payments of deferred financing costs                                  (5,080)        (1,160)
                                                                       ---------      ---------
                  Net cash provided by financing activities               61,292         93,168
                                                                       ---------      ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (2,102)           360
                                                                       ---------      ---------
CASH AND CASH EQUIVALENTS, beginning of period                             6,237         10,536
                                                                       ---------      ---------
CASH AND CASH EQUIVALENTS, end of period                               $   4,135      $  10,896
                                                                       =========      =========
SUPPLEMENTAL  DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                                      $   3,955      $  14,365
                                                                       =========      =========
    Income taxes paid                                                  $   8,571      $  14,375
                                                                       =========      =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AVIATION SALES COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION:

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with Aviation Sales Company's (the "Company") December 31, 1998 financial statements and the notes thereto included in the Company's Form 10-K, as amended, (File No. 001-11775).

         In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1999 and the results of its operations for the three and six month periods ended June 30, 1998 and 1999 and its cash flows for the six month periods ended June 30, 1998 and 1999. The results of operations and cash flows for the six month period ended June 30, 1999 are not necessarily indicative of the results of operations or cash flows which may be reported for the year ending December 31, 1999.

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

COMPREHENSIVE INCOME

         For all periods presented comprehensive income is equal to net income.

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

                     AVIATION SALES COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                  JUNE 30, 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

2.       INVESTMENT IN AFFILIATE:

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

3.       BUSINESS COMBINATIONS:

ACQUISITIONS ACCOUNTED FOR UNDER THE PURCHASE METHOD OF ACCOUNTING:

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

         The Company's acquisitions of Caribe, AIDI and TIMCO have been accounted for under the purchase method of accounting and accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon the fair values at the date of acquisition, and their results of operations have been included in the accompanying condensed consolidated financial statements from their respective dates of acquisition.

         The Company's unaudited pro forma condensed consolidated results of operations for the six months ended June 30, 1998 assuming the Caribe, AIDI and TIMCO acquisitions had occurred on January 1, 1998 are as follows:

         Revenue                                                  $287,725
         Income before extraordinary item                         $ 10,697
         Net income                                               $ 10,098
         Diluted earnings per share before extraordinary item     $   0.79

         The preliminary purchase price allocations during the six months ended June 30, 1998 for business combinations accounted for under the purchase method of accounting were as follows:

         Accounts receivable ...........................     $  4,140
         Inventories ...................................        9,124
         Deposits and other assets .....................          116
         Fixed assets ..................................        3,667
         Goodwill ......................................        9,588
         Accounts payable ..............................       (3,351)
         Notes payable .................................       (5,000)
         Common stock issued ...........................       (5,720)
                                                             --------
         Cash used in acquisitions, net of cash acquired     $ 12,564
                                                             ========

                     AVIATION SALES COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                  JUNE 30, 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

3.       BUSINESS COMBINATIONS:--(CONTINUED)

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

         The following reflects the results of operations for the six months ended June 30, 1998 of the Company and of Whitehall, which was acquired in 1998, for the period before the pooling of interests combination was consummated:

         REVENUE:
            The Company ..................     $173,457
            Whitehall ....................       37,852
                                               --------
                                               $211,309
                                               ========

         Income before extraordinary item:
            The Company ..................     $  9,188
            Whitehall ....................          759
                                               --------
                                               $  9,947
                                               ========

                     AVIATION SALES COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                  JUNE 30, 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

4.       NOTES PAYABLE AND REVOLVING LOAN:

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

         In September and November of 1998 and May of 1999, the Credit Facility was amended to increase the revolving loan and letter of credit facility to $200,000, $250,000 and $300,000, respectively.

         Borrowings under the Credit Facility are secured by a lien on substantially all of the Company's assets and the borrowing base consists of substantially all of the Company's receivables and inventory. Interest under the Credit Facility is, at the option of the Company, (a) prime plus a margin, or
(b) LIBOR plus a margin, where the respective margin determination is made upon the Company's financial performance over a 12 month period (ranging from 0.0% to 1.0% in the event prime is utilized, or 1.125% to 2.5% in the event LIBOR is utilized). At June 30, 1999, the margin was 0.75% for prime rate loans and 2.25% for LIBOR rate loans.

         The Credit Facility contains certain financial covenants regarding the Company's financial performance and certain other covenants, including limitations on the amount of annual capital expenditures and the incurrence of additional debt, and provides for the suspension of borrowing and repayment of all debt in the event of a material adverse change in the business of the Company or a change in control. In addition, the Credit Facility requires mandatory repayments from the proceeds of a sale of assets or an issuance of equity or debt securities (see Note 6) or as a result of insufficient collateral to meet the borrowing base requirements thereunder. At June 30, 1999 the Company was in compliance with its financial covenants. At June 30, 1999, $38,583 was available for borrowing under the Credit Facility and outstanding letters of credit aggregated $22,585.

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

                     AVIATION SALES COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                  JUNE 30, 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

4.       NOTES PAYABLE AND REVOLVING LOAN--(CONTINUED):

SENIOR SUBORDINATED NOTES

         The indenture pursuant to which the senior subordinated notes have been issued permits the Company and its subsidiaries to incur substantial additional indebtedness, including additional senior debt. Under the indenture, the Company may borrow unlimited additional amounts so long as after incurring such debt it meets a fixed charge coverage ratio for the most recent four fiscal quarters of
2.0 to 1 until February 15, 2000 and 2.25 to 1 thereafter. At June 30, 1999, the Company's fixed charge coverage ratio for the last four fiscal quarters was 3.7 to 1. Additionally, the indenture allows the Company to borrow and have outstanding additional amounts of indebtedness (even if it does not meet the required fixed charge coverage ratios), up to enumerated limits. The senior subordinated notes are also effectively subordinated in right of payment to all existing and future liabilities of any of its subsidiaries which do not guarantee the senior subordinated notes.

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

                     AVIATION SALES COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                  JUNE 30, 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

4.       NOTES PAYABLE AND REVOLVING LOAN--(CONTINUED):

OTHER LOANS

         The Company has a term loan agreement outstanding in the amount of $1,259 to finance certain equipment and rotable parts on a long-term lease which secures the loan. The loan bears interest at a rate of 8.21% and is payable monthly through August 2002. The loan contains financial and other covenants and mandatory prepayment events, as defined. At June 30, 1999, the Company was in compliance with all covenants of the loan.

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

                     AVIATION SALES COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                  JUNE 30, 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

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

         Accrued expenses in the accompanying June 30, 1999 condensed consolidated balance sheet includes $2,720 related to obligations to remediate the environmental matters described above.

         Future information and developments will require the Company to continually reassess the expected impact of the environmental matters discussed above. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. These uncertainties include the extent of required remediation based on testing and evaluation not yet completed and the varying costs and effectiveness of remediation methods.

                     AVIATION SALES COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                  JUNE 30, 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

5.       COMMITMENTS AND CONTINGENCIES:--(CONTINUED)

LEASE FOR NEW FACILITY

         On December 17, 1998, the Company entered into an operating lease for a new corporate headquarters and warehouse facility with First Security Bank, National Association, as trustee of a newly created trust, as lessor. The lease has an initial term of five years and is a triple net lease with annual rent as provided in the lease. The lease contains financial covenants regarding the Company's financial performance and other affirmative and negative covenants. Substantially all of the Company's subsidiaries have guaranteed the Company's obligations under the lease. Additionally, the Company has an option to acquire the new facility at the end of the lease for an option price determined in the lease. Alternatively, if it does not purchase the new facility at the end of the lease, it will be obligated to pay certain amounts as provided in the lease.

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

6.       EQUITY OFFERING:

         On June 16, 1999 the Company closed its public offering of 2,000,000 shares of common stock and on June 24, 1999 the Company's underwriters exercised their option to purchase an additional 300,000 shares of common stock. The net proceeds of the offering, $80,318, were used to repay amounts outstanding under the Credit Facility. See Note 4. The Company also filed a separate registration statement with respect to the public offering of $85.0 million of the Company's senior subordinated notes due 2008, but has not to date sold any of these new notes. The Company intends to continually assess market conditions and may complete the offering of the notes when the Company determines market conditions are appropriate. No assurances can be given as to when or if the Company will complete the offering of its notes.

                     AVIATION SALES COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                  JUNE 30, 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

7.       EARNINGS PER SHARE:

         The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows:

                                                              FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                                                  ENDED JUNE 30,                 ENDED JUNE 30,
                                                            -------------------------     -------------------------
                                                              1998           1999           1998           1999
                                                            ----------     ----------     ----------     ----------
 Weighted average common shares outstanding
 used in calculating basic earnings per share .........     12,436,201     12,986,877     12,364,989     12,885,375
 Effect of dilutive options ...........................        298,029        352,711        301,265        396,566
                                                            ----------     ----------     ----------     ----------
 Weighted average common and common
 equivalent shares outstanding used in
 calculating diluted earnings per share ...............     12,734,230     13,339,588     12,666,254     13,281,941
                                                            ==========     ==========     ==========     ==========
 Options and warrants outstanding which
 are not included in the calculation of diluted
 earnings per share because their impact
 is antidilutive ......................................         19,500         13,350         19,500         10,000
                                                            ==========     ==========     ==========     ==========

----------------------------------
For business combinations accounted for as a pooling of interests, earnings per share computations are based on the aggregate of the weighted-average outstanding shares of the surviving business for all periods presented.

8.       SUBSEQUENT EVENTS:

         In July 1999, the Company executed a definitive agreement with Kitty Hawk, Inc. to acquire the assets of Kitty Hawk's airframe and JT8D engine maintenance operations located in Oscoda, Michigan. Under the terms of the acquisition agreement, the Company will pay approximately $21.5 million in cash and other consideration. Consummation of the acquisition is subject to certain conditions, including the receipt of governmental approvals. The acquisition is expected to close in the near future.

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

RECENT DEVELOPMENTS

         On June 16, 1999 the Company closed its public offering of 2,000,000 shares of common stock and on June 24, 1999 the Company's underwriters exercised their option to purchase an additional 300,000 shares of common stock. The net proceeds of the offering, $80,318, were used to repay amounts outstanding under the Credit Facility. The Company also filed a separate registration statement with respect to the public offering of $85.0 million of the Company's senior subordinated notes due 2008, but has not to date sold any of these new notes. The Company intends to continually assess market conditions and may complete the offering of the notes when the Company determines market conditions are appropriate. No assurances can be given as to when or if the Company will complete the offering of its notes.

         In July 1999, the Company executed a definitive agreement with Kitty Hawk, Inc. to acquire the assets of Kitty Hawk's airframe and JT8D engine maintenance operations located in Oscoda, Michigan. Under the terms of the acquisition agreement, the Company will pay approximately $21.5 million in cash and other consideration. Consummation of the acquisition is subject to certain conditions, including the receipt of governmental approvals. The acquisition is expected to close in the near future.

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

         Operating revenues for the six months ended June 30, 1999 increased $145.9 million or 69.1% to $357.2 million, from $211.3 million for the same period in 1998. Operating revenues for the three months ended June 30, 1999 increased $70.2 million or 64.3% to $179.3 million from $109.1 million for the same period in 1998. Incremental revenues attributable to operations acquired in 1998 and accounted for under the purchase method of accounting was $104.0 million for the six months ended June 30, 1999. Product and service revenues from period to period also increased due to increased customer penetration, increased sales from investments in additional inventories and improved capacity utilization of the Company's MR&O facilities.

         Gross profit increased $31.2 million or 57.3% to $85.5 million for the six months ended June 30, 1999, compared with $54.3 million for the six months ended June 30, 1998. Gross profit margin for the six months ended June 30, 1999 decreased to 23.9%, from 25.7% for the same period in 1998. Gross profit increased $15.3 million or 52.5% to $44.3 million for the 1999 second quarter, compared with $29.0 million for the 1998 second quarter. Gross profit margin for the three months ended June 30, 1999 decreased to 24.7%, from 26.6% for the same period in 1998. Gross profit margins in 1999 were lower than the comparable periods in 1998 primarily due to a higher percentage of sales derived from the Company's MR&O operations, which generally operate at lower gross profit margins than the Company's redistribution operations.

         The Company's operating expenses increased $10.6 million to $41.1 million for the six months ended June 30, 1999 compared with $30.5 million for the same period in 1998 and increased $5.4 million, to $21.0 million for the three months ended June 30, 1999 compared with $15.6 million for the same period in 1998. Operating expenses as a percentage of operating revenues were 11.5% for the six months ended June 30, 1999, compared to 14.4% for 1998. The improvement in operating leverage is primarily due to a higher percentage of the Company's sales being derived from the Company's MR&O operations, which generally operate at lower operating expense levels than the Company's other operations, and to economies of scale.

         Interest expense and other, for the six months ended June 30, 1999 increased by $8.4 million from period to period, due to increased borrowings during 1998 and the first half of 1999 to finance the acquisitions of Caribe, AIDI and TIMCO, inventory acquisitions and equipment held for lease.

         As a result of the above factors, income before equity income of affiliate and extraordinary item for the six months ended June 30, 1999 was $16.6 million, an increase of 79.2% over 1998 income before equity income of affiliate and extraordinary item of $9.2 million.

         Equity income of affiliate, net of income taxes, increased $150,000 for the six months ended June 30, 1999 to $851,000, from $701,000 for the same period in 1998. The increase was due to increased sales of aircraft noise reduction kits.

         In connection with the repayment of the term and acquisition portions of the Credit Facility utilizing the proceeds of the Company's Senior Subordinated Notes due 2008, the Company wrote off, during the first quarter of 1998, $1.0 million of deferred financing costs resulting in an extraordinary item, net of income taxes, of $0.6 million ($.05 per diluted share).

         After accounting for all of the above factors, net income for the six months ended June 30, 1999 was $17.4 million ($1.32 per diluted share) compared to net income of $9.3 million ($0.74 per diluted share) for the six months ended June 30, 1998. After accounting for all of the above factors, net income for the three months ended June 30, 1999 was $9.5 million ($0.71 per diluted share) compared to net income of $5.6 million ($0.44 per diluted share) for the three months ended June 30, 1998. Weighted average common and common equivalent shares outstanding (diluted) were 13.3 million during the three months and six months ended June 30, 1999, compared to 12.7 million for the three months and six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         CASH

         Net cash used in operating activities during the six months ended June 30, 1998 and 1999 was $28.2 million and $78.8 million, respectively. Cash used in investing activities during the six months ended June 30, 1998 and 1999 was $35.2 million and $14.0 million, respectively. The Company has continued to invest in spare parts inventories in order to support increased parts sales, and believes that its present inventory levels should support increased parts sales without substantial inventory growth over the next six to twelve months. During the six months ended June 30, 1998 and 1999, the Company financed its operating and investing activities primarily with its cash flow from financing activities, amounting to $61.3 million and $93.2 million, respectively.

         CREDIT FACILITY

         On September 18, 1998, the Company entered into a Four Year Senior Secured Revolving Credit Facility (the "Credit Facility") which provided the Company with a $200.0 million revolving line of credit, including a $30.0 million letter of credit sublimit, with the imposition of certain borrowing criteria based on the satisfaction of certain debt ratios. The eligible borrowing base includes certain receivables and inventories of the Company. The interest rate on the Credit Facility is, at the option of the Company,
(a) prime plus a margin, or (b) LIBOR plus a margin, where the respective margin determination is made upon the Company's financial performance over a 12 month period (ranging from 0.0% to 1.0% in the event prime is utilized, or 1.125% to 2.5% in the event LIBOR is utilized).

         In November 1998 and May 1999, the Credit Facility was further amended to increase the revolving loan and letter of credit facility to $250.0 and $300.0 million, respectively. At August 10, 1999, the margin was 0.75% for prime rate loans and 2.25% for LIBOR rate loans and $208.7 million was outstanding under the Credit Facility.

         The Credit Facility contains certain financial covenants regarding the financial performance of the Company and certain other covenants, including limitations on the amount of annual capital expenditures and the incurrence of additional debt, and provides for the suspension of the Credit Facility and repayment of all debt in the event of a material adverse change in the business or a change in control. In addition, the Credit Facility requires mandatory repayments from the proceeds of a sale of assets or an issuance of equity or debt securities or as a result of insufficient collateral to meet the borrowing base requirements thereunder. Substantially all of the Company's assets are pledged as collateral for amounts borrowed. The Credit Facility will terminate on July 31, 2002. At June 30, 1999, the Company was in compliance with all covenants of the Credit Facility.

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

         The indenture pursuant to which the Notes have been issued (the "Indenture") permits the Company and its subsidiaries to incur substantial additional indebtedness, including senior debt. Under the Indenture, the Company may borrow unlimited additional amounts so long as after incurring such debt the Company meets a fixed charge coverage ratio for the most recent four fiscal quarters of 2.0 to 1 until February 15, 2000 and 2.25 to 1 thereafter. At June 30, 1999, the Company's fixed charge coverage ratio for the last four fiscal quarters was 3.7 to 1. Additionally, the Indenture allows the Company to borrow and have outstanding additional amounts of indebtedness (even if the Company does not meet the required fixed charge coverage ratios), up to enumerated limits. The Notes are also effectively subordinated in right of payment to all existing and future liabilities of any subsidiaries of the Company which do not guarantee the Notes.

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

         OTHER NOTES

         The Company has a term loan agreement in the amount of $1,259,000 to finance certain equipment and rotable parts on a long-term lease which secures the loan. The loan bears interest at a rate of 8.21% and is payable monthly through August 2002. The loan contains financial and other covenants and mandatory prepayment events, as defined. At June 30, 1999, the Company was in compliance with all covenants of the loan.

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

         CAPITAL EXPENDITURES

         During the six month periods ended June 30, 1998 and 1999, the Company incurred capital expenditures of approximately $8.3 million and $14.1 million, respectively, primarily to renovate MR&O facilities and to make enhancements to the Company's management information systems. The Company expects to incur capital expenditures of approximately $27.4 million for 1999 for new equipment for manufacturing operations, fixtures for its new corporate headquarters, new MIS systems and enhancements to existing MIS systems, as well as ordinary course replacement of existing equipment.

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

         LIQUIDITY

         As part of its growth strategy, the Company intends to continue to pursue growth through internal expansion as well as acquisitions of other businesses. Financing for such activities will be provided from operations and from borrowings under the Credit Facility. The Company believes that its available capital resources should be sufficient to satisfy the Company's anticipated working capital requirements over the next twelve months.

         ENVIRONMENTAL

         Except as described below, the Company believes that its properties are in compliance in all material respects with applicable environmental laws. Unidentified environmental liabilities could arise, however, and could materially affect the Company's business, financial condition, or results of operations. Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and clean up hazardous or toxic substances or petroleum product releases on a property. The owner or operator may have to pay a governmental entity or third parties for property damage and for investigation and clean-up costs incurred by these parties in connection with the contamination. These laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. Even if more than one person may have been responsible for the contamination, each person covered by applicable environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages and costs resulting from environmental contamination emanating from that site.

         Due to the presence of soil and groundwater contamination at the Company's facility in Lake City, Florida, the Company is taking remedial action pursuant to regulations of Environmental Protection Agency ("EPA") and Florida Department of Environmental Protection ("FDEP") and a post-closure permit issued by FDEP. The Company is in the process of renewing the FDEP post-closure permit, and recently filed a renewal application. The Company expects the renewal application to be approved and does not expect FDEP, in connection with its review, to impose additional remediation obligations.

         The Company has substantially completed testing and evaluation for all known sites on the property in Lake City, and has commenced a remediation program. The Company is conducting ongoing testing and gathering new information to continually assess the impact and magnitude of the required remediation efforts. Based upon the most recent cost estimates provided by environmental consultants, the Company believes that the total remaining testing, remediation and compliance costs for this facility will be approximately $2.4 million. This amount is based on current testing, technology, environmental law and clean-up experience to date. The Company will continue to monitor the remediation which will extend into the future. To comply with the financial assurances required by the FDEP, the Company issued a $1.7 million standby letter of credit in favor of the FDEP in 1999. The Company also provided evidence of self-insurance in the amount of $8.0 million to the FDEP for potential third-party liability.

         Additionally, there are other areas adjacent to the facility in Lake City which the Company does not own that could also require remediation. While the Company does not believe that it is responsible for these areas, it may be asserted that TIMCO and other parties are jointly and severally liable and are responsible for the remediation of those properties. As explained above, under applicable environmental laws it is possible that the Company could be held responsible for all or part of the damages or clean-up costs associated with the areas adjacent to the Lake City facility. The Company has no estimate of any such potential costs at this time.

         In connection with the sale of Whitehall's electronics business, Whitehall was required to perform, at its own expense, an environmental site assessment at the electronics business' facility. Whitehall was also required to remedy all recognized environmental conditions identified in the assessment to bring the facility into compliance with all applicable federal, state and local environmental laws. The buyer of this business, subject to the terms and conditions set forth in the agreement, recently exercised its option to require Whitehall to repurchase this property for $300,000.

         The Company accrued $3.4 million in 1997 towards potential obligations to remediate the environmental matters described above of which $2.7 million of that reserve presently remains.

         Future information and developments will require the Company to continually reassess the expected impact of the environmental matters discussed above. Other than as described above, the Company is not aware of any environmental condition which the Company believes would have a material adverse effect on its condition or results of operations. Nevertheless, it is possible that there are environmental liabilities of which the Company is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Company's properties have not been or will not be affected by tenants and occupants of the properties, by the condition of properties in the vicinity of the properties or by unrelated third parties. As a result, actual costs incurred in future periods may vary from the estimate, given the inherent uncertainties in evaluating environmental exposures. The uncertainties include the extent to required remediation based on testing and evaluation not yet completed and the varying costs and effectiveness of remediation methods.

IMPACT OF THE YEAR 2000

         Since the fourth quarter of 1997, the Company has been implementing new management information systems ("MIS") in order to both allow the computer systems to meet the Company's needs into the foreseeable future and to mitigate the Year 2000 issues inherent in the existing systems.

         The Year 2000 issue is the potential for system and processing failures of date-related data and the result of computer-controlled systems using two digits rather than four to define the applicable year. The Company may be affected by Year 2000 issues in its non-compliant information technology ("IT") systems or non-IT systems, as well as by Year 2000 issues related to non-compliant IT and non-IT systems operated by third parties.

         STATE OF READINESS

         The Company has substantially completed an assessment of internal and external (third-party) IT systems and non-IT systems. At this point in the assessment, which the Company believes is approximately 95% complete (in the aggregate), other than as described in this report, the Company is not currently aware of any Year 2000 problems relating to systems or the systems operated by third parties which would materially adversely affect the Company's business, results of operations or financial condition, without taking into account efforts to avoid such problems, although there can be no assurances of this fact. In addition, the Company believes the year 2000 remediation and validation are approximately 81% and 50% complete (in the aggregate), respectively.

         The Company's IT systems consist of software licensed from third parties and hardware purchased or leased from third parties. The Company is currently implementing new systems, which are primarily designed to service the redistribution operations and manufacturing operations, including new software and hardware, which the Company believes, once fully implemented, will be Year 2000 compliant and will meet the requirements of these operations into the foreseeable future.

         The Company has determined that the MIS system which is currently used in the redistribution operations is not Year 2000 compliant. In order to give the Company the time to implement new systems for these operations in an orderly fashion, the Company engaged a vendor to remediate the existing system to make it Year 2000 compliant. The Company believes that the remediation to the existing system will be completed by the end of August 1999 at an estimated cost of $1.0 million, and that the remediated system can be validated, as modified, for Year 2000 compliance by the beginning of the fourth quarter of 1999. While the Company has been informed by the vendor that the existing system can be brought into Year 2000 compliance on a timely basis, there can be no assurance of this fact.

         The Company has substantially remediated the MIS systems used by the manufacturing operations for Year 2000 compliance and has also substantially remediated the MIS systems used by the maintenance and repair operations for Year 2000 compliance.

         The Company has substantially completed an assessment of the Year 2000 issues of the non-IT systems which have been identified as containing embedded chip systems. The Company is not currently aware of any Year 2000 problems relating to these systems which would materially adversely affect the Company's business, results of operations, or financial condition, without taking into account efforts to avoid these problems.

         The Company is reviewing the efforts of vendors and customers to become Year 2000 compliant. Letters and questionnaires have been or are in the process of being sent to all critical entities with which the Company does business to assess their Year 2000 readiness. To date, the Company has received responses from approximately 61% of these third parties, and approximately 72% of the companies that have responded have assured the Company that they have already addressed, or that they will address on a timely basis, all of their known significant Year 2000 issues. Although this review is continuing, the Company is not currently aware of any vendor or customer circumstances that may materially adversely impact the Company. The Company will seek alternate suppliers if circumstances warrant. The Company cannot make assurances that Year 2000 compliance plans of vendors and customers will be completed on a timely manner.

         A substantial majority of the aircraft spare parts in inventory do not have date-sensitive technologies and, as a result, do not pose Year 2000 compliance issues. For the small portion of aircraft spare parts inventory that may pose Year 2000 compliance issues, the Company has contacted vendors to assess the Year 2000 compliance of those parts. The Company believes that issues relating to the Year 2000 compliance of aircraft spare parts in inventory, if any, will ultimately be the responsibility of the manufacturers of such parts, although no assurances can be made of this fact. Further, it is unclear whether the Company's product liability insurance would ultimately cover a claim based upon a Year 2000 problem in a part sold.

         COSTS

         The Company believes that the cost of the new MIS system (1) for the redistribution operations will be approximately $13.5 million, of which approximately $8.6 million has been spent to date and approximately $4.9 million of which the Company believes will be expended during 1999 and (2) for the manufacturing operations will be approximately $2.1 million, all of which has been spent to date. The costs incurred to date in connection with the remediation of maintenance and repair operations for Year 2000 compliance have not been material. The Company is funding the costs of new systems from the existing credit facility. The $10.7 million spent to date has related substantially to the cost of the new systems and not to bringing the existing MIS systems into Year 2000 compliance. The Company intended to replace these systems to meet future needs and to incur the costs regardless of the Year 2000 compliance efforts. Such cost estimates include both hardware and software costs, as well as the anticipated costs of the use of consultant services, but do not include internal costs associated with such efforts, which are not separately tracked for Year 2000 compliance efforts. Such internal costs principally consists of the payroll costs for employees working on such compliance efforts.

         The Company has decided to update the MIS system currently used in the redistribution operations to make it Year 2000 compliant, so that such system remains available for use in operations until the new system for these operations becomes fully operational. The Company expects the cost of such update to be approximately $1.0 million. The Company can not recover this cost in connection with the development and implementation of the new system.

         RISKS RELATING TO FAILURE TO BECOME YEAR 2000 COMPLIANT

         The Company's failure to bring existing systems into Year 2000 compliance by the end of 1999 would likely materially adversely affect the Company, in that it would make it very difficult to conduct business in the ordinary course and would likely cause loss of revenues, increased operating costs and business interruptions of a material nature (which would likely not be covered by existing business interruption insurance) until the systems were fixed. In addition, no assurances can be made that the Year 2000 issues of other entities will not materially adversely impact the systems or results of operations.

         CONTINGENCY PLANS

         The Company is currently considering what the contingency plans will be in the event that the Company is not able to bring the IT and non-IT systems into Year 2000 compliance by the end of 1999. The Company has substantially completed its contingency plans and anticipates it will complete them by the end of September 1999.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         See Note 5 to the Company's Unaudited Condensed Consolidated Financial Statements included in this filing.

Item 2.  CHANGES IN SECURITIES

         Not applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         No matters were submitted to the Company's shareholders during the second quarter of 1999.

Item 5.  OTHER INFORMATION

         On June 25, 1999, George F. Baker and Jeffrey N. Greenblatt resigned from the Company's Board of Directors.

Item 6.  EXHIBITS AND REPORTS ON FORMS 8-K

(a)      EXHIBITS

         EXHIBIT NO. DESCRIPTION

         10.01    Special Incentive Compensation Plan

         10.02 Amendment No. 7, Waiver and Consent dated as of June 30, 1999, to the Third Amended and Restated Credit Agreement

         27       Financial Data Schedule

(b)      REPORTS ON FORM 8-K

         Current Report on Form 8-K filed on May 20, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             AVIATION SALES COMPANY
Dated: August 13, 1999
                             BY: /s/ GARLAN BRAITHWAITE
                                 ----------------------
                                     Garlan Braithwaite, Vice President-Finance
                                    (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT         DESCRIPTION
-------         -----------
10.01           Special Incentive Compensation Plan

10.02 Amendment No. 7, Waiver and Consent dated as of June 30, 1999, to the Third Amended and Restated Credit Agreement

27              Financial Data Schedule