Form 10-Q/A
period 1999-06-30
AVIATION SALES CO
filed 1999-08-20
CIK 1012159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
                                (Amendment No. 1)


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

         This Form 10-Q/A is being filed to correct two clerical errors in the Company's Form 10-Q for the quarter ended June 30, 1999 as originally filed, as follows:

         1. In the Condensed Consolidated Statements of Cash Flows, the Form 10-Q/A corrects the following clerical error:

                                                (In thousands)
                                        1998                      1999
                               ----------------------    ----------------------
                                   AS                        AS
                               ORIGINALLY      AS        ORIGINALLY      AS
                                  FILED     CORRECTED       FILED     CORRECTED
                               ----------   ---------    ----------   ---------
Deferred income taxes            (1,222)           5      (39,728)      (1,165)
Increase in accounts receivable       5       (1,222)      (1,165)     (39,728)

         2. The Form 10-Q/A corrects a rounding error in the Company's net income per diluted share for the six months ended June 30, 1999 - $1.31 per share as corrected; $1.32 per share as previously reported.

         The Form 10-Q/A also updates the information in the Form 10-Q as originally filed to reflect the closing of the Company's acquisition of certain assets from Kitty Hawk, Inc.

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

                    AVIATION SALES COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                 FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                           JUNE 30,                      JUNE 30,
                                                 -------------------------      ------------------------
                                                    1998           1999           1998           1999
                                                  ---------      ---------      ---------      ---------
OPERATING REVENUES:
  Sales of products, net                          $  88,511      $ 101,662      $ 168,792      $ 210,981
  Services and other                                 20,624         77,627         42,517        146,266
                                                  ---------      ---------      ---------      ---------
                                                    109,135        179,289        211,309        357,247

COST OF SALES AND SERVICES                           80,093        134,986        156,993        271,789
                                                  ---------      ---------      ---------      ---------
GROSS PROFIT                                         29,042         44,303         54,316         85,458

OPERATING EXPENSES                                   15,622         20,902         30,460         41,138
                                                  ---------      ---------      ---------      ---------
INCOME FROM OPERATIONS                               13,420         23,401         23,856         44,320

INTEREST EXPENSE AND OTHER                            4,786          8,423          8,733         17,112
                                                  ---------      ---------      ---------      ---------
INCOME BEFORE INCOME  TAXES, EQUITY INCOME OF
   AFFILIATE AND EXTRAORDINARY ITEM                   8,634         14,978         15,123         27,208

INCOME TAX EXPENSE                                    3,389          5,868          5,877         10,638
                                                  ---------      ---------      ---------      ---------
INCOME BEFORE EQUITY INCOME OF AFFILIATE AND
  EXTRAORDINARY ITEM                                  5,245          9,110          9,246         16,570
EQUITY INCOME OF AFFILIATE                             (356)          (393)          (701)          (851)
                                                  ---------      ---------      ---------      ---------
INCOME BEFORE EXTRAORDINARY ITEM                      5,601          9,503          9,947         17,421
EXTRAORDINARY ITEM, NET OF INCOME TAXES                  --             --            599             --
                                                  ---------      ---------      ---------      ---------
    NET INCOME                                    $   5,601      $   9,503      $   9,348      $  17,421
                                                  =========      =========      =========      =========
BASIC EARNINGS PER SHARE:
Income before extraordinary item                  $    0.45      $    0.73      $    0.80      $    1.35
Extraordinary item, net of income taxes                  --             --           0.04             --
                                                  ---------      ---------      ---------      ---------
Net income                                        $    0.45      $    0.73      $    0.76      $    1.35
                                                  =========      =========      =========      =========
DILUTED EARNINGS PER SHARE:
Income before extraordinary item                  $    0.44      $    0.71      $    0.79      $    1.31
Extraordinary item, net of income taxes                  --             --           0.05             --
                                                  ---------      ---------      ---------      ---------
Net income                                        $    0.44      $    0.71      $    0.74      $    1.31
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

                    AVIATION SALES COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                      FOR THE SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                       ------------------------
                                                                          1998           1999
                                                                       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                         $   9,348      $  17,421
    Adjustments to reconcile net income to net cash
        used in operating activities:
             Depreciation and amortization                                 4,685          8,921
             Proceeds from sale of equipment on lease, net of gain            --          1,088
             Provision for doubtful accounts                                 428            941
             Equity in earnings of affiliate, net of taxes                  (701)          (851)
             Extraordinary item, net of income taxes                         599             --
             Deferred income taxes                                             5         (1,165)
             Increase in accounts receivable                              (1,222)       (39,728)

             Increase in inventories                                     (33,040)       (78,224)
             Decrease (increase) in other current assets                   1,565         (8,208)
             Increase in other assets                                     (6,475)        (4,722)
             Increase (decrease) in accounts payable                      (5,021)         7,141
             Increase in accrued expenses                                    837         14,334
             Increase in deferred income                                     801          3,959
             Increase in other liabilities                                    --            299
                                                                       ---------      ---------
                  Net cash used in operating activities                  (28,191)       (78,794)
                                                                       ---------      ---------
CASH FLOW FROM INVESTING ACTIVITIES:
    Cash used in acquisitions, net of cash acquired                      (12,564)            --
    Purchases of fixed assets                                             (8,338)       (14,065)
    Purchases of equipment on lease                                      (14,799)            --
    Payments from related parties                                            498             51
                                                                       ---------      ---------
                  Net cash used in investing activities                  (35,203)       (14,014)
                                                                       ---------      ---------
CASH FLOW FROM FINANCING ACTIVITIES:
    Borrowings under senior debt facilities                              186,536        272,850
    Payments under senior debt facilities                               (290,155)      (259,119)
    Payment on equipment loans                                              (411)          (610)
    Payment on notes payable                                                  --         (3,729)
    Proceeds from issuance of senior subordinated notes                  164,002             --
    Proceeds from secondary public offering                                   --         80,318
    Proceeds from equipment loan                                           6,084             --
    Stock options exercised                                                  347          4,678
    Payments on capital leases                                               (31)           (60)
    Payments of deferred financing costs                                  (5,080)        (1,160)
                                                                       ---------      ---------
                  Net cash provided by financing activities               61,292         93,168
                                                                       ---------      ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (2,102)           360
                                                                       ---------      ---------
CASH AND CASH EQUIVALENTS, beginning of period                             6,237         10,536
                                                                       ---------      ---------
CASH AND CASH EQUIVALENTS, end of period                               $   4,135      $  10,896
                                                                       =========      =========
SUPPLEMENTAL  DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                                      $   3,955      $  14,365
                                                                       =========      =========
    Income taxes paid                                                  $   8,571      $  14,375
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

8.       SUBSEQUENT EVENTS:


         In August 1999, the Company completed its previously announced acquisition of the assets of Kitty Hawk, Inc.'s airframe and JT8D engine maintenance operations located in Oscoda, Michigan and entered into agreements to provide heavy airframe and engine maintenance services to Kitty Hawk on its fleet of Boeing 727 airplanes and JT8D engines under a three year exclusive business partnership. Under the terms of the acquisition agreement, the Company paid $18.0 million in cash and will deliver $3.5 million in purchase credits to Kitty Hawk to be issued during future periods.

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


         In August 1999, the Company completed its previously announced acquisition of the assets of Kitty Hawk, Inc.'s airframe and JT8D engine maintenance operations located in Oscoda, Michigan and entered into agreements to provide heavy airframe and engine maintenance services to Kitty Hawk on its fleet of Boeing 727 airplanes and JT8D engines under a three year exclusive business partnership. Under the terms of the acquisition agreement, the Company paid $18.0 million in cash and will deliver $3.5 million in purchase credits to Kitty Hawk to be issued during future periods.


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


         After accounting for all of the above factors, net income for the six months ended June 30, 1999 was $17.4 million ($1.31 per diluted share) compared to net income of $9.3 million ($0.74 per diluted share) for the six months ended June 30, 1998. After accounting for all of the above factors, net income for the three months ended June 30, 1999 was $9.5 million ($0.71 per diluted share) compared to net income of $5.6 million ($0.44 per diluted share) for the three months ended June 30, 1998. Weighted average common and common equivalent shares outstanding (diluted) were 13.3 million during the three months and six months ended June 30, 1999, compared to 12.7 million for the three months and six months ended June 30, 1998.


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

Item 5.  OTHER INFORMATION

         On June 25, 1999, George F. Baker and Jeffrey N. Greenblatt resigned from the Company's Board of Directors.

Item 6.  EXHIBITS AND REPORTS ON FORMS 8-K

(a)      EXHIBITS

         EXHIBIT NO. DESCRIPTION

         10.01 Special Incentive Compensation Plan (incorporated by reference from the Company's Form 10-Q dated August 13, 1999).

         10.02 Amendment No. 7, Waiver and Consent dated as of June 30, 1999, to the Third Amended and Restated Credit Agreement (incorporated by reference from the Company's Form 10-Q dated August 13, 1999).

         27       Financial Data Schedule

(b)      REPORTS ON FORM 8-K

         Current Report on Form 8-K filed on May 20, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             AVIATION SALES COMPANY
Dated: August 19, 1999
                             BY: /s/ GARLAN BRAITHWAITE
                                 ----------------------
                                     Garlan Braithwaite, Vice President-Finance
                                    (Principal Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT         DESCRIPTION
-------         -----------
27              Financial Data Schedule