Form 10-Q
period 1999-09-30
AVIATION SALES CO
filed 1999-11-15
CIK 1012159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____________ to _____________

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

         Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,049,485 shares of common stock, $.001 par value per share, were outstanding as of November 10, 1999.

                     AVIATION SALES COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                     December 31,  September 30,
                                        1998           1999
                                     ------------  -------------
                                                    (Unaudited)
       ASSETS

CURRENT ASSETS:
    Cash and cash equivalents          $ 10,536       $  8,725
    Accounts receivable, net            115,974        171,576
    Inventories                         277,131        343,912
    Deferred income taxes                 5,932          5,766
    Other current assets                 16,416         22,294
                                       --------       --------
              Total current assets      425,989        552,273
                                       --------       --------

EQUIPMENT ON LEASE, net                  28,354         24,509
                                       --------       --------

FIXED ASSETS, net                        69,744         85,861
                                       --------       --------

AMOUNTS DUE FROM RELATED PARTIES          2,204          2,126
                                       --------       --------

OTHER ASSETS:
    Goodwill, net                        56,936         65,523
    Deferred financing costs, net         8,104          8,408
    Other assets                          8,046         20,953
                                       --------       --------
              Total other assets         73,086         94,884
                                       --------       --------

              Total assets             $599,377       $759,653
                                       ========       ========

                                   (Continued)

                     AVIATION SALES COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (Continued)


                                                            December 31,  September 30,
                                                                1998           1999
                                                            ------------  -------------
                                                                          (Unaudited)
     LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                           $ 50,931     $ 45,780
    Accrued expenses                                             26,317       24,621
    Current maturities of notes payable                           4,908        3,750
    Current maturities of capital lease obligations                  84           84
    Revolving loan                                              174,007      250,631
                                                               --------     --------
              Total current liabilities                         256,247      324,866
                                                               --------     --------

LONG-TERM LIABILITIES:
    Senior subordinated notes                                   164,163      164,231
    Notes payable, net of current portion                        18,881          945
    Capital lease obligations, net of current portion             4,133        4,126
    Deferred income                                               1,371        1,004
    Other long-term liabilities                                     284          309
                                                               --------     --------
              Total long-term liabilities                       188,832      170,615
                                                               --------     --------

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 1,000,000 shares                --           --
        authorized, none outstanding
    Common stock, $.001 par value, 30,000,000 shares
        authorized, 12,515,809 and 15,015,317 shares
        outstanding at December 31, 1998 and September 30,
        1999, respectively                                           12           15
    Additional paid-in capital                                   64,344      149,449
    Retained earnings                                            89,942      114,708
                                                               --------     --------

              Total stockholders' equity                        154,298      264,172
                                                               --------     --------

              Total liabilities and stockholders' equity       $599,377     $759,653
                                                               ========     ========

                   The accompanying notes are an integral part
                of these condensed consolidated balance sheets.

                     AVIATION SALES COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                                 For the three months ended    For the nine months ended
                                                        September 30,                 September 30,
                                                 --------------------------    -------------------------
                                                     1998           1999           1998         1999
                                                  ---------      ---------      ---------      --------
OPERATING REVENUES:
  Sales of products, net                          $  98,191      $  86,004      $ 266,983      $ 296,985
  Services and other                                 29,278         83,209         71,795        229,475
                                                  ---------      ---------      ---------      ---------
                                                    127,469        169,213        338,778        526,460

COST OF SALES AND SERVICES                           94,835        128,528        251,828        400,317
                                                  ---------      ---------      ---------      ---------

GROSS PROFIT                                         32,634         40,685         86,950        126,143

OPERATING EXPENSES                                   14,902         20,542         45,362         61,680
                                                  ---------      ---------      ---------      ---------
INCOME FROM OPERATIONS                               17,732         20,143         41,588         64,463

INTEREST EXPENSE AND OTHER                            5,397          8,496         14,130         25,607
                                                  ---------      ---------      ---------      ---------

INCOME BEFORE INCOME TAXES, EQUITY INCOME OF
   AFFILIATE AND EXTRAORDINARY ITEM                  12,335         11,647         27,458         38,856

INCOME TAX EXPENSE                                    4,543          4,572         10,420         15,210
                                                  ---------      ---------      ---------      ---------

INCOME BEFORE EQUITY INCOME OF AFFILIATE AND
  EXTRAORDINARY ITEM                                  7,792          7,075         17,038         23,646
EQUITY INCOME OF AFFILIATE                             (129)          (270)          (830)        (1,120)
                                                  ---------      ---------      ---------      ---------
INCOME BEFORE EXTRAORDINARY ITEM                      7,921          7,345         17,868         24,766
EXTRAORDINARY ITEM, NET OF INCOME TAXES                  --             --            599             --
                                                  ---------      ---------      ---------      ---------

    NET INCOME                                    $   7,921      $   7,345      $  17,269      $  24,766
                                                  =========      =========      =========      =========

BASIC EARNINGS PER SHARE:
Income before extraordinary item                  $    0.64      $    0.49      $    1.45      $    1.83
Extraordinary item, net of income taxes                  --             --           0.05             --
                                                  ---------      ---------      ---------      ---------
Net income                                        $    0.64      $    0.49      $    1.40      $    1.83
                                                  =========      =========      =========      =========
DILUTED EARNINGS PER SHARE:
Income before extraordinary item                  $    0.63      $    0.48      $    1.42      $    1.79
Extraordinary item, net of income taxes                  --             --           0.05             --
                                                  ---------      ---------      ---------      ---------
Net income                                        $    0.63      $    0.48      $    1.37      $    1.79
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

                     AVIATION SALES COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                         For the nine months ended
                                                                               September 30,
                                                                         -------------------------
                                                                             1998           1999
                                                                          ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                            $  17,269      $  24,766
    Adjustments to reconcile net income to net cash used in operating activities:
             Depreciation and amortization                                    7,524         12,300
             Proceeds from sale of equipment on lease, net of gain               --           (448)
             Provision for doubtful accounts                                    897          1,714
             Equity in earnings of affiliate, net of taxes                     (830)        (1,120)
             Extraordinary item, net of income taxes                            599             --
             Deferred income taxes                                            1,754            191
             Decrease (increase) in accounts receivable                       1,223        (57,316)
             Increase in inventories                                        (62,647)       (66,486)
             Increase in other current assets                                  (805)        (5,878)
             Increase in other assets                                        (4,712)       (10,352)
             Increase (decrease) in accounts payable                          1,371         (5,151)
             Decrease in accrued expenses                                    (8,328)        (1,696)
             Increase (decrease) in deferred income                           1,307           (367)
                                                                          ---------      ---------
                  Net cash used in operating activities                     (45,378)      (109,843)
                                                                          ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash used in acquisitions, net of cash acquired                         (75,569)       (17,875)
    Purchases of fixed assets                                               (11,481)       (20,883)
    Purchases of equipment on lease                                         (21,972)        (9,087)
    Payments from related parties                                               559             78
                                                                          ---------      ---------
                  Net cash used in investing activities                    (108,463)       (47,767)
                                                                          ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under senior debt facilities                                 146,674        426,592
    Payments under senior debt facilities                                  (150,694)      (349,968)
    Payments on equipment loans                                                (569)          (624)
    Payments on notes payable                                                    --         (3,749)
    Proceeds from issuance of senior subordinated notes                     164,002             --
    Proceeds from secondary public offering                                      --         79,890
    Proceeds from equipment loan                                             10,484             --
    Stock options exercised                                                     479          5,218
    Payments on capital leases                                                  (72)          (130)
    Payments of deferred financing costs                                     (7,007)        (1,430)
                                                                          ---------      ---------
                  Net cash provided by financing activities                 163,297        155,799
                                                                          ---------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          9,456         (1,811)

CASH AND CASH EQUIVALENTS, beginning of period                                6,237         10,536
                                                                          ---------      ---------
CASH AND CASH EQUIVALENTS, end of period                                  $  15,693      $   8,725
                                                                          =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                                         $  11,603      $  26,394
                                                                          =========      =========

    Income taxes paid                                                     $  11,965      $  16,186
                                                                          =========      =========

                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                     AVIATION SALES COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

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

         In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1999 and the results of its operations for the three and nine month periods ended September 30, 1998 and 1999 and its cash flows for the nine month periods ended September 30, 1998 and 1999. The results of operations and cash flows for the nine month period ended September 30, 1999 are not necessarily indicative of the results of operations or cash flows which may be reported for the year ending December 31, 1999.

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

RECLASSIFICATIONS

         Certain 1998 account balances have been reclassified to conform with the 1999 presentation.

2.       INVESTMENT IN AFFILIATES:

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

         In August 1999, the Company obtained a 50% interest in a limited liability corporation that designs, manufactures and installs an FAA approved conversion kit that converts certain Boeing 727 aircraft from passenger configuration to freighter configuration. The initial investment was $2,500. The Company accounts for the investment under the equity method.

                     AVIATION SALES COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               SEPTEMBER 30, 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

3.       BUSINESS COMBINATIONS:

ACQUISITIONS ACCOUNTED FOR UNDER THE PURCHASE METHOD OF ACCOUNTING:

         In March 1998, the Company acquired Caribe Aviation, Inc. ("Caribe") and Caribe's wholly owned subsidiary Aircraft Interior Design, Inc. ("AIDI") for $23,300, consisting of $5,000 in cash; $5,000 in promissory notes payable over two years; the issuance of 182,143 shares of the Company's common stock; and the repayment of approximately $7,600 of indebtedness owed by Caribe and AIDI to a financial institution.

         In September 1998, the Company acquired Triad International Maintenance Corporation ("TIMCO") for $63,300 in cash. Additionally, as a part of the transaction, the Company agreed to guarantee certain industrial revenue bond financing incurred in connection with the development of TIMCO's Greensboro operating facilities, in the approximate amount of $11,700. The Company has posted an irrevocable letter of credit to secure its obligations thereunder.

         In August 1999, the Company completed the acquisition of the assets of Kitty Hawk, Inc.'s airframe and JT8D engine maintenance operations located in Oscoda, Michigan and entered into agreements to provide heavy airframe and engine maintenance services to Kitty Hawk on its fleet of Boeing 727 airplanes and JT8D engines for a three year period. Under the terms of the acquisition agreement, the Company paid $17,875 in cash and will deliver $3,500 in purchase credits to Kitty Hawk during future periods. The pre-acquisition operations of Kitty Hawk, Inc.'s airframe and JT8D engine maintenance operations were not material to the operations of the Company.

         The Company's acquisitions of Caribe, AIDI, TIMCO and Kitty Hawk, Inc.'s airframe and JT8D engine maintenance operations have been accounted for under the purchase method of accounting and accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon the fair values at the date of acquisition, and their results of operations have been included in the accompanying condensed consolidated financial statements from their respective dates of acquisition.

         The Company's unaudited pro forma condensed consolidated results of operations for the three and nine months ended September 30, 1998 assuming the Caribe, AIDI and TIMCO acquisitions had occurred on January 1, 1998 are as follows:

                                                             For the Three Months Ended        For the Nine Months Ended
                                                                 September 30, 1998               September 30, 1998
                                                             ----------------------------     ----------------------------
       Operating revenues                                                      $ 165,219                       $  452,944
       Income before extraordinary item                                        $   8,799                        $  19,496
       Net income                                                              $   8,799                        $  18,897
       Diluted earnings per share before extraordinary item                    $    0.70                        $    1.49

         The preliminary purchase price allocations for business combinations accounted for under the purchase method of accounting were as follows:

                                                                                       NINE MONTHS ENDED
                                                                           September 30, 1998       September 30, 1999
                                                                         ---------------------    ---------------------
              Accounts receivable......................................        $ 31,874                $       -
              Inventories..............................................          15,057                    3,535
              Other assets.............................................           1,399                    1,000
              Fixed assets.............................................          22,245                    2,322
              Goodwill.................................................          40,979                   11,018
              Accounts payable.........................................          (8,843)                       -
              Accrued expenses.........................................         (16,424)                       -
              Notes payable............................................          (5,000)                       -
              Common stock issued......................................          (5,718)                       -
                                                                       --------------------    ---------------------
              Cash used in acquisitions, net of cash acquired..........        $ 75,569                 $ 17,875
                                                                       ====================    =====================

                     AVIATION SALES COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               SEPTEMBER 30, 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

3.       BUSINESS COMBINATIONS--(CONTINUED):

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

         The following reflects the results of operations for the nine months ended September 30, 1998 of the Company and of Whitehall, which was acquired in 1998, for the period before the pooling of interests combination was consummated:

                     Revenue:
                        The Company                            $ 292,908
                        Whitehall                                 45,870
                                                             ------------
                                                               $ 338,778
                                                             ============

                     Income before extraordinary item:
                        The Company                            $  16,559
                        Whitehall                                  1,309
                                                             ------------
                                                               $  17,868
                                                             ============

4.       NOTES PAYABLE AND REVOLVING LOAN:

         The Company has a revolving loan and letter of credit facility (the "Credit Facility") of $300,000. Borrowings under the credit facility are secured by a lien on substantially all of the Company's assets and the borrowing base consists of substantially all of the Company's receivables and inventory. Interest under the Credit Facility is, at the option of the Company, (a) prime plus a margin, or (b) LIBOR plus a margin, where the respective margin determination is made upon the Company's financial performance over a 12 month period (ranging from 0.0% to 1.0% in the event prime is utilized, or 1.125% to 2.5% in the event LIBOR is utilized). At September 30, 1999, the margin was 0.75% for prime rate loans and 2.25% for LIBOR rate loans.

         The Credit Facility contains certain financial covenants regarding the Company's financial performance and certain other covenants, including limitations on the amount of annual capital expenditures and the incurrence of additional debt, and provides for the suspension of borrowing and repayment of all debt in the event of a material adverse change in the business of the Company or a change in control. In addition, the Credit Facility requires mandatory repayments from the proceeds of a sale of assets or an issuance of equity or debt securities (see Note 6) or as a result of insufficient collateral to meet the borrowing base requirements thereunder. At September 30, 1999, the Company was in compliance with its financial covenants. At September 30, 1999, $18,006 was available for borrowing under the Credit Facility and outstanding letters of credit aggregated $23,591.

SENIOR SUBORDINATED NOTES

         In February 1998, the Company sold $165,000 of senior subordinated notes due in 2008 with a coupon rate of 8.125% at a price of 99.395% . The proceeds of the sale were used to repay all amounts then outstanding under the Company's Credit Facility and to fund the cash requirements related to the acquisition of Caribe and AIDI. The Company wrote off deferred financing costs of $981 in connection with the repayment of the term loan portion of the Credit Facility, resulting in an extraordinary item, net of taxes, of $599.

                     AVIATION SALES COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               SEPTEMBER 30, 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

4.       NOTES PAYABLE AND REVOLVING LOAN--(CONTINUED):

         The senior subordinated notes mature on February 15, 2008 and interest is payable thereon on February 15 and August 15 of each year. The senior subordinated notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt, including indebtedness outstanding under the Credit Facility and under facilities which may replace the Credit Facility in the future. In addition, the senior subordinated notes are effectively subordinated to all secured obligations to the extent of the assets securing such obligations, including the Credit Facility.

         The indenture pursuant to which the senior subordinated notes have been issued permits the Company and its subsidiaries to incur substantial additional indebtedness, including additional senior debt. Under the indenture, the Company may borrow unlimited additional amounts so long as after incurring such debt it meets a fixed charge coverage ratio for the most recent four fiscal quarters of
2.0 to 1 until February 15, 2000 and 2.25 to 1 thereafter. At September 30, 1999, the Company's fixed charge coverage ratio for the last four fiscal quarters was 3.1 to 1. Additionally, the indenture allows the Company to borrow and have outstanding additional amounts of indebtedness (even if it does not meet the required fixed charge coverage ratios), up to enumerated limits. The senior subordinated notes are also effectively subordinated in right of payment to all existing and future liabilities of any of its subsidiaries which do not guarantee the senior subordinated notes.

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

         The indenture contains certain covenants that, among other things, limit the Company's ability and that of its subsidiaries to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, make investments, dispose of assets, issue capital stock of subsidiaries, create certain liens securing indebtedness, enter into certain transactions with affiliates, sell assets or enter into certain mergers and consolidations or sell all or substantially all of the Company's assets.

                     AVIATION SALES COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               SEPTEMBER 30, 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

4.       NOTES PAYABLE AND REVOLVING LOAN--(CONTINUED):

OTHER LOANS

         The Company has a term loan agreement outstanding in the amount of $1,245 to finance certain equipment and rotable parts on a long-term lease which secures the loan. The loan bears interest at a rate of 8.21% and is payable monthly through August 2002. The loan contains financial and other covenants and mandatory prepayment events, as defined. At September 30, 1999, the Company was in compliance with all covenants of the loan.

         In connection with the Company's acquisition of Kratz-Wilde Machine Company in October 1997, a subsidiary of the Company delivered a non-interest-bearing promissory note (guaranteed by the Company) to the sellers in the original principal amount of $2,200. A payment of $1,250 was made during January 1999 and another payment of $1,250 is due January 1, 2000. Interest on this note has been imputed at 8% per annum.

         In connection with the acquisition of Caribe and AIDI, a subsidiary of the Company delivered to the sellers a promissory note in the original principal amount of $5,000, which was guaranteed by the Company. The note is payable over a two year period with an interest rate of 8% per annum. The first payment of $2,500 was made during March 1999 and the second payment of $2,500 is due on March 6, 2000.

5.       COMMITMENTS AND CONTINGENCIES:

LITIGATION AND CLAIMS

         Several lawsuits have been filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of Florida. The plaintiffs in these lawsuits claim, on behalf of a purported class of purchasers of the Company's common stock between June 11, 1999 and September 17, 1999, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, among other things, in allegedly making materially false and misleading statements and omissions regarding the Company's position, the demand for its services, its operations and its earnings. The Company expects that the lawsuits will be consolidated by the court as they allege common facts and claims, and that the Company will file a motion to dismiss these claims in the consolidated lawsuit. The Company believes the allegations contained in the complaints to be without merit and will vigorously defend these and any related actions. Nevertheless, unfavorable resolution of these lawsuits could have a material adverse effect on the Company in one or more future periods.

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

         On June 24, 1998, Zantop International Airlines, Inc. filed an action against Aero Corp.-Macon, Inc. (which is now part of TIMCO) in the Superior Court of Bibb County, Georgia. The suit seeks an unspecified amount of damages and certain equitable relief arising out of the July 1997 sale to Aero Corp.-Macon, Inc. (then a subsidiary of Whitehall) of certain assets used in connection with the operation of Aero Corp.-Macon, Inc. The nature of the action involves a contractual dispute relative to certain purchase price adjustments and inventory purchases. The Company is vigorously defending this action. Although the Company can give no assurance, based upon the available facts, the Company believes that the ultimate outcome of this matter will not have a material adverse effect upon its financial condition.

                     AVIATION SALES COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               SEPTEMBER 30, 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

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

         Additionally, there are other areas adjacent to TIMCO-Lake City's facility that could also require remediation. The Company does not believe that it is responsible for these areas; however, it may be asserted that TIMCO and other parties are jointly and severally liable and are responsible for the remediation of these properties. No estimate of any such costs is available at this time.

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

         Accrued expenses in the accompanying September 30, 1999 condensed consolidated balance sheet includes $2,586 related to obligations to remediate the environmental matters described above.

         Future information and developments will require the Company to continually reassess the expected impact of the environmental matters discussed above. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. These uncertainties include the extent of required remediation based on future testing and evaluation and the varying costs and effectiveness of remediation methods.

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

         The development of the new facility has been financed by the trust through a $35,500 loan facility provided by a financial institution. Pursuant to the agreements entered into in connection with this financing, the Company is obligated to develop the new facility on behalf of the trust and is responsible for the timely completion thereof within an established construction budget. The Company and substantially all of its subsidiaries have guaranteed the repayment of $31,200 of the trust's obligations under the loan agreement. The trust's obligations under these agreements are secured by a lien on the real property and improvements comprising the new facility and on the fixtures therein. Further, the Company has posted an irrevocable letter of credit in favor of the trust in the amount of approximately $8,000 to secure both its obligations under the lease and the trust's obligations under the loan agreement.

                     AVIATION SALES COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               SEPTEMBER 30, 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

6.       EQUITY OFFERING:

         On June 16, 1999 the Company closed a public offering of 2,000,000 shares of common stock and on June 24, 1999 the Company's underwriters exercised their option to purchase an additional 300,000 shares of common stock. The net proceeds of the offering, $79,890, were used to repay amounts outstanding under the Credit Facility. The Company also filed a separate registration statement with respect to the public offering of $85.0 million of the Company's senior subordinated notes due 2008, but has not sold any of these new notes to date. The Company intends to continually assess market conditions and may complete the offering of the notes if the Company determines market conditions are appropriate. No assurances can be given as to when or if the Company will complete the offering of its notes.

7.       EARNINGS PER SHARE:

         The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows:

                                                                 FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                       SEPTEMBER 30,
                                                             ------------------------------------    -----------------------------
                                                                  1998                 1999             1998             1999
                                                             ----------------     ---------------    ------------     ------------
Weighted average common shares outstanding used in
calculating basic earnings per share........................   12,435,340          15,013,143        12,366,958        13,531,628
Effect of dilutive options..................................      224,870             254,437           268,215           340,442
                                                             ----------------     ---------------    ------------     ------------
Weighted average common and common equivalent shares
outstanding used in calculating diluted earnings per
share.....                                                     12,660,210          15,267,580        12,635,173        13,872,070
                                                             ================     ===============    ============     ============
Options outstanding which are not included in the
calculation of diluted earnings per share because their
impact is antidilutive.........................                   119,143             218,257            55,072            38,350

                                                             ================     ===============    ============     ============

-----------------------
For business combinations accounted for as a pooling of interests, earnings per share computations are based on the aggregate of the weighted-average outstanding shares of the surviving business for all periods presented.

8.       SUBSEQUENT EVENTS:

         On November 2, 1999 the Company declared a dividend distribution of one Preferred Share Purchase Right (a "Right") on each outstanding share of its Common Stock. Each Right will entitle shareholders to buy one one-thousandth of a share of newly created Series A Junior Participating Preferred Stock of the Company at an initial exercise price of $90.00. In general, the Rights become exercisable if a person or group hereafter acquires 15% or more of the Common Stock of the Company or announces a tender offer for 15% or more of the Common Stock. The Board of Directors will in general be entitled to redeem the Rights at one cent per Right at any time before any such person hereafter acquires 15% or more of the outstanding Common Stock.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS OR MAY CONTAIN FORWARD-LOOKING STATEMENTS, SUCH AS STATEMENTS REGARDING THE COMPANY'S GROWTH STRATEGY AND ANTICIPATED TRENDS IN THE INDUSTRIES AND ECONOMIES IN WHICH THE COMPANY OPERATES. THESE FORWARD-LOOKING STATEMENTS, WHICH ARE INTENDED TO BE COVERED BY THE SAFE HARBOUR CONTAINED IN SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, ARE BASED ON THE COMPANY'S CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATING TO THE COMPANY'S OPERATIONS AND RESULTS OF OPERATIONS, COMPETITIVE FACTORS, SHIFTS IN MARKET DEMAND, AND OTHER RISKS AND UNCERTAINTIES, INCLUDING IN ADDITION TO THOSE DESCRIBED BELOW THOSE DISCLOSED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K, AS AMENDED, FOR THE YEAR ENDED DECEMBER 31, 1998, UNCERTAINTIES WITH RESPECT TO CHANGES OR DEVELOPMENTS IN SOCIAL, BUSINESS, ECONOMIC, INDUSTRY, MARKET, LEGAL AND REGULATORY CIRCUMSTANCES AND CONDITIONS AND ACTIONS TAKEN OR OMITTED TO BE TAKEN BY THIRD PARTIES, INCLUDING THE COMPANY'S CONTRACTORS, CUSTOMERS, SUPPLIERS, COMPETITORS, STOCKHOLDERS, LEGISLATIVE, REGULATORY AND JUDICIAL AND OTHER GOVERNMENTAL AUTHORITIES. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM RESULTS EXPRESSED OR IMPLIED IN ANY FORWARD-LOOKING STATEMENTS MADE BY THE COMPANY IN THIS QUARTERLY REPORT ON FORM 10-Q. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR CIRCUMSTANCES.

         The following discussion and analysis should be read in conjunction with the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K (the "Form 10-K"), as amended, for the year ended December 31, 1998.

RECENT DEVELOPMENTS

         On June 16, 1999 the Company closed a public offering of 2,000,000 shares of Common Stock and on June 24, 1999 the Company's underwriters exercised their option to purchase an additional 300,000 shares of Common Stock. The net proceeds of the offering, $79.9 million, were used to repay amounts outstanding under the Credit Facility. The Company also filed a separate registration statement with respect to the public offering of $85.0 million of the Company's senior subordinated notes due 2008, but has not to date sold any of these new notes. The Company intends to continually assess market conditions and may complete the offering of the notes when the Company determines market conditions are appropriate. No assurances can be given as to when or if the Company will complete the offering of its notes.

         In August 1999, the Company completed the acquisition of the assets of Kitty Hawk, Inc.'s airframe and JT8D engine maintenance operations located in Oscoda, Michigan and entered into three year agreements to provide heavy airframe and engine maintenance services to Kitty Hawk on its fleet of Boeing 727 airplanes and JT8D engines. Under the terms of the acquisition agreement, the Company paid $17.9 million in cash and will deliver $3.5 million in purchase credits to Kitty Hawk during future periods.

         During the third quarter of 1999, the Company commenced operations at three new MR&O facilities located in Winston-Salem, N.C., Minneapolis, MN. and Dallas, TX. The Company also added two additional hangers to its MR&O facility in Greensboro, N.C. Additionally, during the quarter, the Company opened a distribution facility in Amsterdam and continues to develop a manufacturing facility in Mexico.

         On November 2, 1999 the Company declared a dividend distribution of one Preferred Share Purchase Right (a "Right") on each outstanding share of its Common Stock. Each Right will entitle shareholders to buy one one-thousandth of a share of newly created Series A Junior Participating Preferred Stock of the Company at an initial exercise price of $90.00. In general, the Rights become exercisable if a person or group hereafter acquires 15% or more of the Common Stock of the Company or announces a tender offer for 15% or more of the Common Stock. The Board of Directors will in general be entitled to redeem the Rights at one cent per Right at any time before any such person hereafter acquires 15% or more of the outstanding Common Stock.

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

         The Company's operating results are affected by many factors, including the timing of orders from large customers, the timing of expenditures to purchase inventory in anticipation of future sales, the timing of bulk inventory purchases, the number of airline customers seeking maintenance, repair and overhaul ("MR&O") services at any time, the Company's ability to fully utilize its available hangar space dedicated to MR&O operations from period to period, the number of mechanics available to perform services at the Company's MR&O facilities, the timeliness of customer aircraft in arriving for scheduled maintenance and the mix of available aircraft spare parts contained, at any time, in the Company's inventory. A large portion of the Company's operating expenses are relatively fixed. Since the Company typically does not obtain long-term purchase orders or commitments from its customers, it must anticipate the future volume of orders based upon the historic patterns of its customers and upon its discussions with its customers as to their future requirements. Cancellations, reductions or delays in orders by a customer or group of customers could have a material adverse effect on the Company's business, financial condition and results of operations.

         Operating revenues for the nine months ended September 30, 1999 increased $187.7 million or 55.4% to $526.5 million, from $338.8 million for the same period in 1998. Operating revenues for the three months ended September 30, 1999 increased $41.7 million or 32.7% to $169.2 million, from $127.5 million for the same period in 1998. A significant portion of the increase in revenues for the 1999 three and nine month periods are attributable to the full period contribution of TIMCO, which was acquired in September 1998, and to increased revenue in the Company's distribution and heavy airframe maintenance operations during the three and nine month periods, offset in part by revenue reductions at the Company's manufacturing and repair and overhaul operations.

         Gross profit increased $39.2 million or 45.1% to $126.2 million for the nine months ended September 30, 1999, compared with $87.0 million for the nine months ended September 30, 1998. Gross profit margin for the nine months ended September 30, 1999 decreased to 24.0%, from 25.7% for the same period in 1998. Gross profit increased $8.1 million or 24.7% to $40.7 million for the 1999 third quarter, compared with $32.6 million for the 1998 third quarter. Gross profit margin for the three months ended September 30, 1999 decreased to 24.0%, from 25.6% for the same period in 1998. Gross profit margins in 1999 were lower than the comparable periods in 1998 primarily due to a higher percentage of sales derived from the Company's MR&O operations, which generally operate at lower gross profit margins than the Company's other operations.

         The Company's operating expenses increased $16.3 million to $61.7 million for the nine months ended September 30, 1999, compared with $45.4 million for the same period in 1998, and increased $5.6 million to $20.5 million for the three months ended September 30, 1999, compared with $14.9 million for the same period in 1998. Operating expenses as a percentage of operating revenues were 11.7% for the nine months ended September 30, 1999, compared to 13.4% for the comparative period in 1998. The improvement in operating leverage is primarily due to a higher percentage of the Company's sales being derived from the Company's MR&O operations, which generally operate at lower operating expense levels than the Company's other operations. Operating expenses as a percentage of revenues for the three months ended September 30, 1999 were 12.1%, compared to 11.7% for the comparable period in 1998. The increase was primarily due to start up costs associated with the newly opened facilities described above and the write-off of one-time professional fees of approximately $500,000 incurred in connection with two merger transactions which were not completed.

         Interest expense and other for the nine months ended September 30, 1999 increased by $11.5 million from period to period, due to an increase in interest rates coupled with increased net borrowings during 1998 and 1999 to finance the acquisitions of Caribe, AIDI and TIMCO, Kitty Hawk's airframe and JT8D engine facilities, inventory acquisitions (including costs relating to five A-300 aircraft owned by the Company, four of which are held in inventory for sale or lease and one of which is on lease) and equipment held for lease. During 1999, the Company significantly expanded its inventory of jet engines and engine parts in connection with an intended expansion of its engine parts distribution operation. The Company believes that current inventory levels are now sufficient to support its current business objectives over the next year without a significant increase in inventory.

         As a result of the above factors, income before equity income of affiliate and extraordinary item for the nine months ended September 30, 1999 was $23.6 million, an increase of 38.8% over 1998 income before equity income of affiliate and extraordinary item of $17.0 million.

         Equity income of affiliate, net of income taxes, increased $0.3 million for the nine months ended September 30, 1999 to $1.1 million, from $0.8 million for the same period in 1998. The increase was due to increased sales of aircraft noise reduction kits.

         In connection with the repayment of the term and acquisition portions of the Credit Facility utilizing the proceeds of the Company's Senior Subordinated Notes due 2008, the Company wrote off, during the first quarter of 1998, $1.0 million of deferred financing costs resulting in an extraordinary item, net of income taxes, of $0.6 million ($.05 per diluted share).

         After accounting for income taxes and the extraordinary item, net income for the nine months ended September 30, 1999 was $24.8 million ($1.79 per diluted share) compared to net income of $17.3 million ($1.37 per diluted share) for the nine months ended September 30, 1998. Weighted average common and common equivalent shares outstanding (diluted) were 13.9 million during the nine months ended September 30, 1999, compared to 12.6 million for the nine months ended September 30, 1998.

         After accounting for income taxes and the extraordinary item, net income for the three months ended September 30, 1999 was $7.3 million ($0.48 per diluted share) compared to net income of $7.9 million ($0.63 per diluted share) for the three months ended September 30, 1998. Weighted average common and common equivalent shares outstanding (diluted) were 15.3 million during the three months ended September 30, 1999, compared to 12.7 million for the three months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         CASH

         Net cash used in operating activities during the nine months ended September 30, 1998 and 1999 was $45.4 million and $109.8 million, respectively. The increase was primarily the result of increased receivable levels resulting from increased operating revenues, increased deposits and other assets primarily attributable to the Company's $2.5 million investment in a limited liability corporation that designs, manufactures and installs kits to convert Boeing 727 aircraft from passanger to freighter configuration and an approximately $3.0 million deposit relating to a new MR&O facility, increased other current assets of approximately $5.9 million, primarily relating to vendor deposits, and increased inventory levels of approximately $66.5 million primarily relating to costs associated with the A-300 aircraft owned by the Company and to efforts to grow the Company's inventory of jet engines and engine parts to support anticipated growth over the next year. Consistent with expectations expressed in its June 30, 1999 Form 10-Q, the Company's inventory level at September 30, 1999 decreased slightly from the level at June 30, 1999. Increased uses of cash were partially offset by positive growth in net income from period over period. Accounts receivable at September 30, 1999 included several large accounts which were expected to have been collected in the third quarter, but were actually collected in early October.

         Cash used in investing activities during the nine months ended September 30, 1998 and 1999 was $108.5 million and $47.8 million, respectively. This was primarily the result of a decrease in the volume and size of acquisitions consumated period over period and a decrease in the level of purchases of equipment on lease. These decreases were partially offset by increased spending in support of the implementation of new MIS systems. During the nine months ended September 30, 1998 and 1999, the Company financed its operating and investing activities primarily with its cash flow from financing activities, amounting to $163.3 million and $155.8 million, respectively.

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

         In November 1998 and May 1999, the Credit Facility was further amended to increase the revolving loan and letter of credit facility to $250.0 and $300.0 million, respectively. At November 10, 1999, the margin was 0.75% for prime rate loans and 2.25% for LIBOR rate loans and $257.7 million was outstanding under the Credit Facility.

         The Credit Facility contains certain financial covenants regarding the financial performance of the Company and certain other covenants, including limitations on the amount of annual capital expenditures and the incurrence of additional debt, and provides for the suspension of the Credit Facility and repayment of all debt in the event of a material adverse change in the business or a change in control. In addition, the Credit Facility requires mandatory repayments from the proceeds of a sale of assets or an issuance of equity or debt securities or as a result of insufficient collateral to meet the borrowing base requirements thereunder. Substantially all of the Company's assets are pledged as collateral for amounts borrowed. At September 30, 1999, the Company was in compliance with all covenants of the Credit Facility.

         SENIOR SUBORDINATED NOTES

         In February 1998 the Company completed the offering and sale of $165.0 million in senior subordinated notes (the "Notes") due in 2008 with a coupon rate of 8.125% at a price of 99.395%. The Notes mature on February 15, 2008. Interest is payable on February 15 and August 15 of each year. The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt of the Company, including indebtedness outstanding under the Credit Facility and under facilities which may replace the Credit Facility in the future. In addition, the Notes are effectively subordinated to all secured obligations to the extent of the assets securing such obligations, including the Credit Facility.

         The indenture pursuant to which the Notes have been issued (the "Indenture") permits the Company and its subsidiaries to incur substantial additional indebtedness, including senior debt. Under the Indenture, the Company may borrow unlimited additional amounts so long as after incurring such debt the Company meets a fixed charge coverage ratio for the most recent four fiscal quarters of 2.0 to 1 until February 15, 2000 and 2.25 to 1 thereafter. At September 30, 1999, the Company's fixed charge coverage ratio for the last four fiscal quarters was 3.1 to 1. Additionally, the Indenture allows the Company to borrow and have outstanding additional amounts of indebtedness (even if the Company does not meet the required fixed charge coverage ratios), up to enumerated limits. The Notes are also effectively subordinated in right of payment to all existing and future liabilities of any subsidiaries of the Company which do not guarantee the Notes.

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

         The Indenture contains certain covenants that, among other things, will limit (as described above) the ability of the Company and its subsidiaries to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, make investments, dispose of assets, issue capital stock of subsidiaries, create certain liens securing indebtedness, enter into certain transactions with affiliates, sell assets or enter into certain mergers and consolidations or sell all or substantially all of their assets.

         OTHER NOTES

         The Company has a term loan agreement in the amount of $1.3 million to finance certain equipment and rotable parts on a long-term lease which secures the loan. The loan bears interest at a rate of 8.21% and is payable monthly through August 2002. The loan contains financial and other covenants and mandatory prepayment events, as defined. At September 30, 1999, the Company was in compliance with all covenants of the loan.

         In connection with the acquisition of Kratz-Wilde, a subsidiary of the Company delivered a non-interest-bearing promissory note (guaranteed by the Company) to the sellers in the original principal amount of $2.2 million. A payment of $1.25 million was made during January 1999 and another payment of $1.25 million is due January 1, 2000. Interest on this note has been imputed at 8% per annum.

         In connection with the acquisition of Caribe and AIDI, a subsidiary of the Company delivered to the sellers a promissory note in the original principal amount of $5.0 million, which was guaranteed by the Company. The note is payable over a two year period with an interest rate of 8% per annum. The first payment of $2.5 million was made during March 1999 and the second payment is due on March 6, 2000.

         CAPITAL EXPENDITURES

         During the nine month periods ended September 30, 1998 and 1999, the Company incurred capital expenditures of approximately $11.5 million and $20.9 million, respectively, primarily to renovate existing MR&O facilities, expand manufacturing facilities, open new facilities and to make enhancements to the Company's management information systems. The Company expects to incur capital expenditures of approximately $27.4 million for 1999.

         LEASE FOR NEW FACILITY

         In 1998, the Company decided to move to a new corporate headquarters and warehouse facility. On December 17, 1998, the Company entered into an operating lease for a new corporate headquarters and warehouse facility with First Security Bank, National Association, as trustee of a newly created trust, as lessor. The lease has an initial term of five years and is a triple net lease. The lease contains financial covenants regarding the Company's financial performance and other affirmative and negative covenants. Substantially all of the Company's subsidiaries have guaranteed the Company's obligations under the lease. Additionally, the Company has an option to acquire the new facility at the end of the lease and if it does not purchase the new facility at the end of the lease, it will be obligated to pay a fee. The Company expects to move into its new headquarters and warehouse facility in April 2000.


         The lessor has financed the development of the new facility through a $35.5 million loan from a financial institution. The Company is obligated to develop the new facility on behalf of the lessor and is responsible for the timely completion of the facility within an established construction budget. The Company and substantially all of its subsidiaries have guaranteed the repayment of $31.2 million of the lessor's obligations under its loan agreement. The lessor's obligations under the agreement are secured by a lien on the real property and on the new facility. Further, the Company has posted an irrevocable letter of credit in favor of the lessor in the amount of approximately $8.0 million to secure both the Company's obligations under the lease and the lessor's obligations under the loan agreement.

         LIQUIDITY

         As part of its growth strategy, the Company intends to continue to pursue growth through internal expansion as well as acquisitions of other businesses. The Company believes that its available capital resources, assuming that as described above the Company is able to continue to meet its current business objectives over the next year without a substantial increase in its inventory, will be sufficient to satisfy the Company's working capital requirements for its existing businesses, including internal growth, over the next 12 months. The Company expects in the future to obtain additional capital either through the sale of debt securities or through increases in its available lines of credit. However, the Company's failure to obtain such additional capital may constrain the Company's ability to continue to grow through acquisition or to grow internally over the next year beyond anticipated levels if the Company's assumptions with respect to the capital required for its internal growth turn out not to be accurate.

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

         The Company has substantially completed testing and evaluation for all known sites on its property in Lake City, and has commenced a remediation program. Based upon the most recent cost estimates provided by environmental consultants, the Company believes that the total remaining testing, remediation and compliance costs for this facility will be approximately $2.4 million. This amount is based on current testing, technology, environmental law and clean-up experience to date. The Company will continue to monitor the remediation which will extend into the future. To comply with the financial assurances required by the FDEP, the Company has issued a $1.7 million standby letter of credit in favor of the FDEP.

         Additionally, there are other areas adjacent to the Timco-Lake City facility that could also require remediation. While the Company does not believe that it is responsible for these areas, it may be asserted that TIMCO and other parties are jointly and severally liable and are responsible for the remediation of these properties. The Company has no estimate of any such potential costs at this time.

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

         The Company has reserves of $2.6 million towards potential obligations to remediate the environmental matters described above.

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

IMPACT OF THE YEAR 2000

         Since the fourth quarter of 1997, the Company has been implementing new management information systems ("MIS") in order to both meet the Company's needs into the foreseeable future and to mitigate the Year 2000 issues inherent in its existing systems.

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

         STATE OF READINESS

         The Company has substantially completed an assessment of internal and external (third-party) IT systems and non-IT systems. The Company's IT systems consist of software licensed from third parties and hardware purchased or leased from third parties. At this point in the assessment, which the Company believes is approximately 95% complete (in the aggregate), other than as described herein, the Company is not currently aware of any Year 2000 problems relating to systems or the systems operated by third parties which would materially adversely affect the Company's business, results of operations or financial condition, without taking into account efforts to avoid such problems, although there can be no assurances of this fact. In addition, the Company believes the Year 2000 remediation and validation are approximately 95% and 92% complete (in the aggregate), respectively.

         The Company is in the process of implementing a new MIS system in its distribution operation. The new system is not expected to be implemented until sometime in 2000. In order to continue its operation, during the third quarter of 1999 the Company remediated the current MIS system being used by its redistribution operation, and such system is now Year 2000 compliant.

         The Company has also substantially remediated the MIS systems used by its manufacturing operations and by its maintenance and repair operations, and such systems are now Year 2000 compliant.

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

         The Company is reviewing the efforts of vendors and customers to become Year 2000 compliant. Letters and questionnaires have been or are in the process of being sent to all critical entities with which the Company does business to assess their Year 2000 readiness. To date, the Company has received responses from approximately 70% of these third parties, and approximately 72% of the companies that have responded have assured the Company that they have already addressed, or that they will address on a timely basis, all of their known significant Year 2000 issues. Although this review is continuing, the Company is not currently aware of any vendor or customer circumstances that may materially adversely impact the Company. The Company will seek alternate suppliers if circumstances warrant. The Company cannot make assurances that Year 2000 compliance plans of vendors and customers will be completed on a timely manner.

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

         COSTS

         The Company believes that costs associated with the new MIS system to be implemented in its redistribution operations will be approximately $13.5 million, of which approximately $8.6 million has been spent to date and approximately $4.9 million will be expended during 2000. The Company spent $1.0 million to remediate the current MIS systems used in its redistribution operation. Such amount will not be recoverable in connection with the implementation of the Company's new MIS system to be used in its redistribution operation. The Company also spent $2.1 million to develop a new MIS system for its manufacturing operations. The Company is funding the costs of new MIS systems from borrowings under the Credit Facility. The $10.7 million in the aggregate spent to date on new MIS systems has related substantially to the cost of new systems and not to bringing existing MIS systems into Year 2000 compliance. Such estimates include both hardware and software costs, as well as the anticipated costs of the use of consultant services, but do not include internal costs associated with such efforts, which are not separately tracked for Year 2000 compliance efforts. Such internal costs principally consist of the payroll costs for employees working on such compliance efforts.

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

         CONTINGENCY PLANS

         The Company has recently completed a contingency plan with respect to how it will handle Year 2000 problems in its MIS systems if they occur. The Company's contingency plan focuses on customers, products, supplies and internal operations. Each sector is establishing emergency operations centers at key locations. These centers will be staffed ahead of the Year 2000 rollover and well into the Year 2000. During critical times, the Company intends to staff these operations 24-hours a day. Each of the Company's operations have identified key individuals in a variety of functions to be on-site at the Company's facilities to monitor the rollover to the Year 2000.

         The Company's contingency plans also include procedures to maintain and recover business operations, such as stockpiling critical supplies, identifying alternate supply sources, inspecting critical functions, reporting operational status, communicating with interdependent operations, and operating in contingency mode until a return to normal.

         PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         See Note 5 to the Company's Unaudited Condensed Consolidated Financial Statements included in this filing.

Item 2.  CHANGES IN SECURITIES

         Not applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         No matters were submitted to the Company's shareholders during the third quarter of 1999.

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORMS 8-K

         (a)      EXHIBITS

                  EXHIBIT NO. DESCRIPTION

                   4       Rights Agreement, dated November 1, 1999*

                  27       Financial Data Schedule

         (b)      REPORTS ON FORM 8-K

                  (i) The Company filed on September 23, 1999 a Current Report on Form 8-K containing a press release commenting on the Company's expected third quarter and fiscal year 1999 results of operations.

         ----------------------------
                   * Incorporated by reference from Exhibit 1 to the Form 8-A filed by the Company on November 15, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AVIATION SALES COMPANY

     Dated: November 15, 1999

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