Form 10-K
period 1999-12-31
AVIATION SALES CO
filed 2000-04-14
CIK 1012159

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ---------------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                           Commission File No. 1-11775

                             AVIATION SALES COMPANY
                             ----------------------
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                  65-0665658
--------------------------------------------       ----------------------------
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                  Identification No.)
    6905 NW 25TH STREET, MIAMI, FLORIDA                       33122
--------------------------------------------       ----------------------------
  (Address of principal executive offices)                  (Zip Code)

                                 (305) 592-4055
                                 --------------
                         (Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                    NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                         ON WHICH REGISTERED
---------------------------------------            -----------------------
Common Stock, par value $.001 per share            New York Stock Exchange

         Securities registered pursuant to section 12(g) of the Exchange Act:

                                      None

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of April 13, 2000, 15,015,317 shares of Common Stock were outstanding and the aggregate market value (based on the closing price on the New York Stock Exchange on April 13, 2000, which was $6.25 per share) of the Common Stock held by non-affiliates was approximately $74.3 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders (which Proxy Statement will be filed on or before 120 days after the end of the Registrant's fiscal year ended December 31, 1999) are incorporated by reference into Part III hereof. Certain exhibits listed in
Part IV of this Annual Report on Form 10-K are incorporated by reference from prior filings made by the Registrant under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

                                     PART I

ITEM 1.  BUSINESS.

         UNLESS THE CONTEXT OTHERWISE REQUIRES, REFERENCES TO "AVIATION SALES," "WE," "OUR" AND "US" IN THIS ANNUAL REPORT ON FORM 10-K INCLUDES AVIATION SALES COMPANY AND ITS SUBSIDIARIES. THIS ANNUAL REPORT ON FORM 10-K CONTAINS OR MAY CONTAIN FORWARD-LOOKING STATEMENTS, SUCH AS STATEMENTS REGARDING OUR GROWTH STRATEGY AND ANTICIPATED TRENDS IN THE INDUSTRY IN WHICH WE OPERATE. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON OUR CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATING TO OUR OPERATIONS AND RESULTS OF OPERATIONS, COMPETITIVE FACTORS, SHIFTS IN MARKET DEMAND, AND OTHER RISKS AND UNCERTAINTIES, INCLUDING, IN ADDITION TO THOSE DESCRIBED BELOW AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K, AVAILABLE CAPITAL TO CONTINUE TO SUPPORT OUR CURRENT OPERATIONS AND FUTURE GROWTH, OUR MAINTAINING GOOD WORKING RELATIONSHIPS WITH OUR VENDORS AND CUSTOMERS, OUR ABILITY TO REDUCE OUR INDEBTEDNESS FROM ITS CURRENT LEVELS THROUGH SALES OF OUR ASSETS, OUR ABILITY TO ACQUIRE ADEQUATE INVENTORY AND TO OBTAIN FAVORABLE PRICING FOR SUCH INVENTORY, COMPETITIVE PRICING FOR OUR PRODUCTS AND SERVICES, INCREASED COMPETITION IN THE AIRCRAFT SPARE PARTS REDISTRIBUTION AND MAINTENANCE, REPAIR AND OVERHAUL MARKETS, OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL IN OUR BUSINESSES, OUR ABILITY TO CONSUMMATE SUITABLE ACQUISITIONS AND/OR TO CONTINUE TO DEVELOP OUR BUSINESS INTERNALLY, UTILIZATION RATES FOR OUR MR&O FACILITIES, OUR ABILITY TO EFFECTIVELY INTEGRATE ACQUISITIONS, OUR ABILITY TO EFFECTIVELY MANAGE THE GROWTH OF OUR BUSINESS, ECONOMIC FACTORS WHICH AFFECT THE AIRLINE INDUSTRY AND CHANGES IN GOVERNMENT REGULATIONS. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM RESULTS EXPRESSED OR IMPLIED IN ANY FORWARD-LOOKING STATEMENTS MADE BY US IN THIS ANNUAL REPORT ON FORM 10-K. WE DO NOT UNDERTAKE ANY OBLIGATION TO REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR CIRCUMSTANCES.

GENERAL

         Aviation Sales is a leading provider of aviation inventory and maintenance, repair and overhaul services. We believe that we are one of the largest redistributors of aircraft spare parts in the world and the largest independent provider of heavy maintenance services for aircraft in North America. We sell aircraft spare parts and provide inventory management services and aircraft maintenance, repair and overhaul services to commercial passenger airlines, air cargo carriers, maintenance and repair facilities and other redistributors throughout the world. We sell airframe and engine components for commercial aircrafts, including Boeing, Lockheed and Airbus aircraft and jet engines manufactured by Pratt & Whitney, General Electric and Rolls Royce.

         We offer maintenance and repair services through our eleven repair stations licensed by the Federal Aviation Authority (FAA). These services include maintenance, repair and modification services for aircraft, and repair and overhaul services on a wide range of aircraft components. We provide inventory management services including purchasing services, repair management, aircraft disassembly services and consignment and leasing of inventories of aircraft parts and engines. We also manufacture various aircraft parts for sale to original equipment manufacturers, including precision engine parts.

         Our strategy is to be the vendor of choice to our customers, providing total inventory management solutions (TIM) and total aircraft maintenance solutions (TAM) to meet our customers' spare parts and maintenance, repair and overhaul requirements. We believe our future growth will come from internal growth. We also intend to continue our growth through selective acquisitions of companies which add to or expand our existing product and service offerings once we overcome our current liquidity situation and reduce our debt levels. We expect to achieve internal growth through:

         o        increased customer penetration in existing markets;

         o improved capacity utilization of our maintenance and repair facilities; and

         o continued expansion of the number of products and services which we offer to our customers.

         The services we offer allow our customers to reduce their costs by outsourcing some or all of their maintenance, repair and overhaul functions and maximize the value realized for their spare parts inventories by having us manage the marketing process. As a leading redistributor of aircraft spare parts, we are able to better service our maintenance and repair customers, due to the timely availability of our extensive parts inventory. Similarly, as a leading provider of maintenance and repair services, we are able to market our aircraft spare parts to our airline customers.

INDUSTRY OVERVIEW

         We believe that the annual worldwide market for aircraft spare parts is approximately $11.0 billion, of which approximately $1.3 billion reflects annual sales of aircraft spare parts in the redistribution market. We believe that the total worldwide market for maintenance and repair services is approximately $27.0 billion annually and that $5.3 billion of that amount represents maintenance, repair and modification services being provided in North America. We believe airlines perform approximately 75% of the North American services, outsourcing the balance to independent providers like Aviation Sales.

         Due to the trends currently affecting our industry, we believe that the demand for maintenance and repair services from large, fully integrated independent service providers such as Aviation Sales will continue to increase in the future. Some of the trends currently affecting our industry include:

         GROWTH IN THE MARKET FOR AIRCRAFT PARTS AND MAINTENANCE AND REPAIR SERVICES

         The Boeing 1999 Current Market Outlook report projects that:

         - the worldwide fleet of commercial aircrafts will more than double by 2018;

         - the number of cargo jet aircraft will increase significantly between 1998 and 2018; and

         -        the aircraft fleet will continue to age.

         We believe that a combination of these factors will increase the demand for aircraft spare parts from the redistribution market and for maintenance and repair services.

         INCREASED OUTSOURCING OF INVENTORY MANAGEMENT AND MAINTENANCE AND REPAIR REQUIREMENTS

         Airlines incur substantial expenditures in connection with fuel, labor and aircraft ownership. Airlines have come under increasing pressure during the last decade to reduce the costs associated with providing air transportation services. While several of the expenditures required to operate an airline are beyond the direct control of airline operators, such as the price of fuel and labor costs, we believe that obtaining replacement parts from the redistribution market and outsourcing inventory management and maintenance and repair functions are areas in which airlines can reduce their operating costs. Outsourcing of inventory management and maintenance and repair functions by airlines allows an integrated service provider such as Aviation Sales to achieve economies of scale unavailable to individual airlines and to handle these functions less expensively and more efficiently on its customers' behalf.

         REDUCTIONS IN NUMBER OF APPROVED VENDORS

         In order to reduce costs and streamline decisions, airlines have been reducing the number of their approved vendors. During the last few years, several major airlines have reduced their supplier lists from as many as 50 to a core group of five to ten suppliers. As a result of reductions in the supplier base by airlines, there has been and we believe there will continue to be a consolidation in the redistribution market.

         CONSIGNMENT

         Some of our customers adjust inventory levels periodically by disposing of excess aircraft parts. Traditionally, larger airlines have used internal sales agents to manage these dispositions. We believe that major airlines and other owners of aircraft spare parts, in order to concentrate on their core businesses and to more effectively redistribute their excess parts inventories, enter into long-term consignment agreements with redistributors. Consigning inventories to a redistributor like Aviation Sales allows customers to distribute their aircraft spare parts to a larger number of prospective inventory buyers, and allows the customers to maximize the value of their inventory. Consignment also enables us to offer for sale a significant parts inventory at minimal capital cost to us. Consignment agreements are generally entered into on a long-term basis for a large group of parts or entire aircrafts which are disassembled for sale of the individual parts. The Boeing 1999 Current Market Outlook report projects that the operators and owners will remove approximately 2,300 aircraft from active commercial service between 1999 and 2008 with two out of three expected to be removed during the next five years. Many of these aircraft will be disassembled in order to sell their parts.

COMPETITIVE STRENGTHS

         We believe that our strong competitive position is based on our diverse product and service offerings, our reputation for quality products and service offerings, our sophisticated inventory management information systems and a consistent record of meeting rigorous customer requirements.

         DIVERSIFIED PRODUCTS AND SERVICES

         We believe that the breadth of our product offerings and services, including a wide range of aircraft parts, maintenance and repair services and specialized manufacturing, allows us to be a vendor of choice to our customers in a highly fragmented industry. Aviation Sales has over 1,000 customers, including commercial passenger airlines, air cargo carriers, maintenance and repair facilities and other distributors and redistributors.

         LARGE INVENTORY BASE

         We believe that we have one of the largest inventories of aircraft spare parts in the world, with over 555,000 line items currently in stock. Our inventory supports a wide range of aircraft in the worldwide commercial fleet including Airbus A300, A31x, A32x and A340 series aircraft, Boeing 707, 727, 737, 747, 757, 767 and 777 series aircraft, McDonnell Douglas (now part of Boeing) DC-8, DC-9, DC-10, MD-8x and MD-11 series aircraft, and the Lockheed L-1011 aircraft. In addition, we have parts available for a broad range of General Electric, Pratt & Whitney and Rolls Royce engines.

         PROPRIETARY MANAGEMENT INFORMATION SYSTEMS

         Our proprietary management information systems (MIS) are an integral component of our position as a leader in our industry. Documentation and traceability of aircraft parts have become key factors in determining which companies will be able to effectively compete in the redistribution business because industry, regulatory and public awareness have focused on safety. The requirement to be able to provide documentation about each part sold has also made it more expensive for new entrants to become involved in the redistribution market, and therefore may act as a barrier to new entrants into our market. Our MIS systems collect and report data regarding inventory turnover, documentation, pricing, market availability and customer demographic information. We have pricing information on more than 3.7 million inventory line items. Access to such information enables us to be aware of and to capitalize on the changing trends in the marketplace. We utilize electronic data scanning and document image storage technology for rapid and accurate retrieval of inventory traceability documents. We intend to continue to invest in technology in order to allow us to maintain our strength in this area.

         EMPHASIS ON QUALITY

         Our information systems allow us to provide documentation that enables the aircraft parts we distribute and the maintenance we perform on them to be traced in a manner that meets or exceeds FAA requirements. As industry, regulatory and public awareness have focused on safety, our ability to track this information has become important to customers.

         All of our maintenance and repair facilities are licensed by the FAA. We emphasize quality and on-time delivery to our customers.

         WORLDWIDE MARKETING PRESENCE

         Our international presence allows us to meet the demands of our global customer base and to supply parts and services on a timely basis. We sell aircraft parts to customers located in more than 100 countries and utilize sales representatives in 23 countries. During the years ended December 31, 1997, 1998 and 1999, 24%, 18% and 14% of our revenues were derived from sales to international customers and 76%, 82% and 86% of our revenues were derived from sales to domestic customers.

         SIGNIFICANT INFORMATION RESOURCES

         Our market presence, industry experience and sophisticated management information systems enable us to quickly analyze and complete acquisitions of inventory, giving us what we believe to be a competitive advantage in the market.

AIRCRAFT SPARE PARTS

         Aircraft spare parts can be categorized by their ongoing ability to be repaired and returned to service. The general categories are as follows:

         o        rotable;

         o        repairable; and

         o        expendable.

         A rotable is a part which is removed periodically as dictated by an operator's maintenance program or on an as needed basis and is typically repaired or overhauled and re-used an indefinite number of times. An important subset of rotables is life limited parts. A life limited rotable has a FAA mandated designated number of allowable flight hours and/or cycles (one take-off and landing constitutes one cycle) after which it is rendered unusable. A repairable is similar to a rotable except that it can only be repaired a limited number of times before it must be discarded. An expendable is generally a part which is used and not thereafter repaired for further use. Our inventory consists in large part of rotable and repairable parts which are regularly required by our customers. We also maintain an inventory of expendable parts.

         Aircraft spare parts conditions are classified within the industry as:

         o        factory new;

         o        new surplus;

         o        overhauled;

         o        serviceable; and

         o        as removed.

         A factory new or new surplus part is one that has never been installed or used. Factory new parts are purchased from manufacturers or their authorized distributors. New surplus parts are purchased from excess stock of airlines, repair facilities or other redistributors. An overhauled part has been completely disassembled, inspected, repaired, reassembled and tested by a licensed repair facility. An aircraft spare part is classified serviceable if
(1) it is repaired by a licensed repair facility rather than completely disassembled as in an overhaul or (2) if it is removed by the operator from an aircraft or engine while operating under an approved maintenance program and is functional and meets any manufacturer or time and cycle restrictions applicable to the part. A factory new, new surplus, overhauled or serviceable part designation indicates that the part is eligible for immediate use on an aircraft. A part in an as removed condition requires functional testing, repair or overhaul by a licensed facility prior to being returned to service in an aircraft.

OUR INVENTORY

         Our inventory consists principally of new, overhauled, serviceable and repairable aircraft parts that we obtain from many sources. Before parts may be installed in an aircraft, they must meet enumerated standards of condition established by the FAA and/or the equivalent regulatory agencies in other countries. Specific regulations vary from country to country, although regulatory requirements in other countries generally coincide with FAA requirements. Parts must also be traceable to sources deemed acceptable by these agencies.

         We currently own four Airbus A-300 aircraft, three of which have been converted from passenger to freighter configuration. We are currently seeking to sell or lease these aircraft.

OPERATIONS

         Our core business is the buying, selling and leasing of aircraft spare parts and the providing of maintenance, repair and overhaul of aircraft and aircraft components and the provision of inventory management services. Additionally, we manufacture aircraft parts for sale to original equipment manufacturers.

         Since our customers consist of airlines, maintenance and repair facilities that service airlines and other distributors and redistributors, as well as original equipment manufacturers, economic factors affecting the airline industry tend to impact our business. When economic factors adversely affect the airline industry, they tend to reduce the overall demand for aircraft spare parts and maintenance and repair services, causing downward pressure on pricing and increasing the credit risks associated with doing business with airlines. Additionally, the price of fuel affects the aircraft spare parts and maintenance and repair markets, since older aircraft, which consume more fuel and which account for most of our aircraft spare parts and maintenance and repair business, become less viable as the price of fuel increases. We cannot assure you that economic and other factors which may affect the airline industry will not adversely impact our business, financial condition or results of operations.

SALES OF AIRCRAFT SPARE PARTS

         Our daily operations encompass inventory sales and exchanging of aircraft spare parts. We advertise our available inventories held for sale or exchange on the Inventory Locator Service and the Airline Inventory Redistribution System electronic databases. Buyers of aircraft spare parts can access these databases and determine which companies have the desired inventory available. We estimate that 70% of our daily sales activity results from an electronic database inquiry. All major airlines and repair agencies subscribe to one or both of these databases and, accordingly, we maintain continual on-line direct access with them.

         We currently have over 555,000 inventory line items in stock with market availability, pricing and historical data available on more than 3.7 million inventory line items. We sell parts from our inventory. Additionally, we will purchase parts on behalf of our customers against specific orders or against a forecast demand. We also offer a customer exchange program for rotables. In an exchange transaction, we exchange a new surplus, overhauled or serviceable component taken from stock with a customer's as-removed unit which has failed. We receive an exchange fee for completing the transaction, plus reimbursement from the customer for the cost to overhaul or repair the as-removed unit. If the as-removed part cannot be repaired, it is returned to the customer and the exchange transaction is converted to an outright sale at a sales price agreed upon at the time the exchange transaction was negotiated.

         We utilize inside salespersons, regional field salespersons, independent contract representatives and overseas sales offices in our sales and marketing efforts. Our outside sales force is responsible for obtaining new customers and maintaining relationships with existing customers. Our inside sales force accomplishes the majority of our day-to-day sales.

         We staff our South Florida parts distribution facility to provide sales and delivery services seven days a week, 24 hours a day. This service is critical to provide support to airline customers which, at any time, may have an aircraft grounded in need of a particular part. Our South Florida location, with easy access to Miami International Airport and Fort Lauderdale International Airport, assists us in providing reliable and timely delivery of purchased products.

         We have over 1,000 customers, which include commercial passenger airlines, air cargo carriers, maintenance and repair facilities and other aircraft parts redistribution companies. Our top ten customers combined accounted for approximately 29%, 38% and 45% of our revenues for the years ended December 31, 1997, 1998 and 1999, respectively. One customer accounted for approximately 12% of our 1999 revenues.

INVENTORY MANAGEMENT SERVICES

         OUTSOURCING

         We are meeting the outsourcing requirements of our customers by providing a number of inventory management services. These services assist airlines in streamlining their inventory management operations while utilizing their capital more efficiently and reducing their costs. Through the offering of various services, we believe we can provide an inventory management program geared to a customer's particular requirements. These services include consignment, repair management, aircraft disassembly, purchasing services and leasing.

         CONSIGNMENT AND OTHER SERVICES

         By consigning inventories to Aviation Sales, customers are able to distribute their aircraft spare parts to a larger number of prospective inventory buyers, allowing the customers to maximize the value of their inventory. Consignment also enables us to offer for sale significant parts inventory at minimal capital cost to us.

We provide "aircraft disassembly" services at our Ardmore, Oklahoma facility where we disassemble aircraft and sell the parts in our redistribution business. We also disassemble a customer's aircraft under consignment arrangements and/or return the parts from the disassembled aircraft directly to the customer.

         LEASING

         We provide long-term leasing of inventories of aircraft spare parts and aircraft engines to airline customers. An increasing number of smaller and start-up airlines have chosen to lease aircraft spare parts in order to preserve capital while maintaining adequate spare parts support. We believe that we have a competitive advantage in aircraft engines and aircraft spare parts leasing due to our ability to maximize the residual value of the parts after termination of the lease through sales of the parts in the ordinary course of our business. As of December 31, 1997, 1998 and 1999, we had $22.8 million, $28.4 million and $17.4 million of inventories on long-term lease.

MAINTENANCE AND REPAIR SERVICES

         In 1997, we made a strategic decision to expand our service offerings to include the maintenance, repair and overhaul of aircraft and aircraft components. We made six acquisitions between 1997 and 1999 which allow us to provide maintenance, repair and overhaul services for passenger, freighter and military aircraft, including the maintenance and repair of airframe components, hydraulic, pneumatic, electrical and electromagnetic aircraft components, and interior cabin components.

         COMPONENT REPAIR AND OVERHAUL SERVICES

         We provide repair and overhaul services at our FAA-licensed repair stations. Aerocell specializes in the maintenance, repair and overhaul of airframe components, including flight surfaces, doors, fairing panels, nacelle systems and exhaust systems. Caribe Aviation specializes in the maintenance, repair and overhaul of hydraulic, pneumatic, electrical and electromagnetic aircraft components, as well as avionics and instruments on Airbus and Boeing aircraft. Aircraft Interior Design refurbishes aircraft interior components, including passenger and crew seats. Timco Engine Center refurbishes JT8D engines.

         AIRCRAFT HEAVY MAINTENANCE

         We perform maintenance, repair and modification services of aircraft at TIMCO's five repair stations. These services principally consist of scheduled "C" and "D" level maintenance checks and the modification of passenger aircrafts to freighter configurations. "C" and "D" checks each involve a different degree of inspection, and the services performed at each level vary depending upon the individual aircraft operator's FAA-approved maintenance program. "C" and "D" level checks are comprehensive checks and usually take several weeks to complete, depending upon the scope of the work to be performed.

         The "C" level check is an intermediate level service inspection that typically includes testing and servicing of the aircraft's operational systems, external and internal cleaning and refurbishing, and servicing of the interior. Trained mechanics visually inspect the external and internal structure of the aircraft, repair defects and remove corrosion found, all in a manner as required by the manufacturer's maintenance and structural repair manuals. The "D" level check includes all of the work accomplished in the "C" level check, but places a more detailed emphasis on the integrity of the structure. In the "D" level check, the aircraft is disassembled to the point where the entire structure can be inspected and evaluated. Once the inspection, evaluation and repairs have been completed, the aircraft is reassembled and its systems reinstalled to the detailed tolerances demanded in each system's specifications. Depending upon the type of aircraft and the FAA-certified maintenance program being followed, intervals between "C" level checks can range from 12 to 18 months and 1,000 to 5,000 flight hours and intervals between "D" level checks can range from four to eight years and 10,000 to 25,000 flight hours. Structural inspections performed during "C" level and "D" level checks provide personnel with detailed information about the condition of the aircraft and the need to perform additional work or repairs not provided for in the original work scope. Project coordinators and customer support personnel work closely with the aircraft's customer service representative in evaluating the scope of any additional work required and in the preparation of a detailed cost estimate for the labor and materials required to complete the job.

         Each aircraft certified by the FAA is constructed under a "Type Certificate." Anything which is done subsequently to modify the aircraft from its original type design requires the review and approval of the FAA. These modifications are authorized by the issuance of a Supplemental Type Certificate
(STC) or an engineering order issued by the airline's engineering department. Typical modification services include reconfiguring of passenger interiors, installing passenger amenities such as telephones and installing crew rest areas. We also convert passenger aircraft to freighter configuration.

         When we convert a passenger plane to freighter configuration we:

         o        completely strip the interior;

         o        strengthen the load-bearing capacity of the flooring;

         o        install the bulkhead or cargo net;

         o        cut into the fuselage for the installation of a cargo door;

         o        reinforce the surrounding door structures;

         o        replace windows with metal plugs;

         o        fabricate and install the cargo door or cargo doors; and

         o        install fire detection and suppression systems.

         We also need to line the aircraft interior to protect the fuselage structure from pallet damage and modify the air conditioning system. Conversion contracts also typically require "C" or "D" level maintenance checks as these conversion aircraft have usually been out of service for some time and maintenance is required for the aircraft to comply with current FAA standards. Additional modification services performed may include cockpit reconfiguration to upgrade the avionic systems to current technology and the integration of Traffic Control and Avoidance Systems, windshear detection systems and navigational aids.

         ENGINEERING SERVICES

         We recently formed an engineering and manufacturing services group within our heavy aircraft maintenance operation. This group provides integrated aircraft engineering, including aircraft certification, design and approval of modifications to aircraft systems and structures for airlines, leasing companies and aerospace original equipment manufacturers.

         JOINT VENTURE TO CONVERT 727 AIRCRAFT

         We own a 50% interest in a joint venture which has a Supplemental Type Certificate for conversion of Boeing 727 aircraft which is fully compliant with FAA regulations and requirements for aftermarket aircraft cargo conversions. We manufacture the kits required to complete conversions of the aircraft based upon the STC, and operate one of the aircraft maintenance facilities which has been licensed by the joint venture to install the kits on passenger aircraft being converted to cargo configuration.

MANUFACTURING SERVICES

         The Boeing 1999 Current Market Outlook report projects that:

         o global air travel will increase by an average of 4.7% per year through the year 2008;

         o average passenger fleet miles flown will increase significantly over the next few years, requiring current operators to increase the size of their fleets; and

         o many new airlines will commence operations in the United States and abroad.

         We currently own two companies which manufacture various aircraft parts for sale to original equipment manufacturers. Kratz-Wilde specializes in the manufacture of machined components primarily for jet engines, and also produces machined parts for other industries including automotive and faucet components. Kratz-Wilde is a leading supplier of CFM56 and CF6 engine components to General Electric's Aircraft Engine business. Kratz-Wilde's operations are housed in two manufacturing facilities in the greater Cincinnati area and one facility in Juarez, Mexico. Kratz-Wilde provides us with precision manufacturing capabilities. Apex, located in Phoenix, Arizona, manufactures precision aerospace parts and specializes in the machining of metal parts, including precision shafts, fuel shrouds, housings and couplings for aerospace actuating systems, fuel controls and engines.

         We are currently considering attempting to sell our manufacturing operations to reduce our debt.

MANAGEMENT INFORMATION SYSTEMS

         We have developed a proprietary management information system which is an important component of our business and a significant factor in our leading position in the redistribution market. Our management information system collects and reports data regarding inventory turnover and traceability, pricing, market availability, and other important data. We also maintain databases on recommended upgrades or replacements, including airworthiness directives. In addition, we maintain data that allows us to provide our customers with information with respect to obsolescence and interchangeability of parts. We utilize electronic data scanning and document image storage technology for accurate and rapid retrieval of inventory traceability documents that must accompany all sales. Our customers require these in order for them to comply with applicable regulatory guidelines.

         We believe that to maintain our competitive advantages, accommodate growth and keep pace with the rapid changes in technology, we must continue to have state of the art management information systems to ensure the capability to meet our needs. During 1998 and 1999, we sought to implement an enterprise wide information system in our redistribution operation, which we were not able to implement. Instead, we remediated the existing information systems for Year 2000 compliance and are continuing to use those systems. We are currently evaluating and intend to implement over the next year a new information system in our redistribution operation.

         We also implemented during 1999 new management information systems in our maintenance, repair and overhaul and manufacturing operations. These new systems provide access to and improved timeliness of information which can be used in the management of these operations.

COMPETITION

         There are numerous suppliers of aircraft parts in the aviation market worldwide and, through inventory listing services, customers have access to a broad array of suppliers. These include major aircraft manufacturers, airline and aircraft service companies and aircraft spare parts redistributors. Competition in the redistribution market is generally based on price, availability of product and quality, including traceability. Our major competitors in the redistribution market include AAR Corp., The Ages Group and The Memphis Group. There is also substantial competition, both domestically and overseas, from smaller, independent dealers who generally participate in niche markets.

         In the maintenance and repair market, our major competitors are B.F. Goodrich, Dee Howard Company and Mobile Aerospace Inc. We also compete for military maintenance and repair contracts. Our principal competitors for military maintenance and repair contracts include Boeing Military Aircraft, Lockheed-Martin Aeromod and Raytheon-E Systems.

         Since our markets are extremely competitive, we cannot assure you that competitive pressures will not materially adversely affect our business, financial condition or results of operations.

GOVERNMENT REGULATION; TRACEABILITY

         The aviation industry is highly regulated. While our spare parts business is not regulated, the aircraft spare parts we sell to our customers must be accompanied by documentation which enables the customer to comply with applicable regulatory requirements. Additionally, Aviation Sales must be certified by the FAA and, in some cases, authorized by original equipment manufacturers in order to manufacture or repair aircraft components and to perform maintenance and repair services on aircraft.

         The FAA regulates the manufacture, repair and operation of all aircraft and aircraft equipment operated in the United States. Its regulations are designed to ensure that all aircraft and aircraft equipment are continuously maintained in proper condition to ensure safe operation of the aircraft. Similar rules apply in other countries. All aircraft must be maintained under a continuous condition monitoring program and must periodically undergo thorough inspection and maintenance. The inspection, maintenance and repair procedures for the various types of aircraft and aircraft equipment are prescribed by regulatory authorities and can be performed only by certified repair facilities utilizing certified technicians. Certification and conformance is required prior to installation of a part on an aircraft. Presently, we utilize FAA and/or Joint Aviation Authority certified repair stations (including our eleven FAA-licensed repair facilities) to repair and certify parts to ensure worldwide marketability. We closely monitor the FAA and industry trade groups in an attempt to understand how possible future regulations might impact us.

         An important factor in the aircraft spare parts redistribution market relates to the documentation or traceability that is supplied with an aircraft spare part. We require all of our suppliers to provide adequate documentation as dictated by the appropriate regulatory authority. We utilize electronic data scanning and storage techniques to maintain complete copies of all documentation. Documentation required includes, where applicable:

         o a maintenance release from a certified airline or repair facility signed and dated by a licensed airframe and/or power plant mechanic who repaired the aircraft spare part and an inspector certifying that the proper methods, materials and workmanship were used;

         o a "teardown" report detailing the discrepancies and corrective actions taken during the last shop repair; and

         o        an invoice or purchase order from an approved source.

         Before parts may be installed on an aircraft, they must meet standards of condition established by the FAA and/or the equivalent regulatory agencies in other countries. Our parts may not meet applicable standards or standards may change in the future, requiring parts in our inventory to be scrapped or modified. Aircraft manufacturers may also develop new parts which replace parts in our inventory. To the extent that we have these parts in our inventory, their value may be reduced. We also cannot assure you that new or more stringent regulations if adopted in the future will not adversely impact our business.

         Further, our operations are also subject to a variety of worker and community safety laws. In the United States, the Occupational Safety and Health Act mandates general requirements for safe workplaces for all employees. Specific safety standards have been promulgated for workplaces engaged in the treatment, disposal or storage of hazardous waste. We believe that our operations are in material compliance with health and safety requirements of the Occupational Safety and Health Act.

PRODUCT LIABILITY

         Our business exposes us to possible claims for personal injury or death which may result from the failure of an aircraft spare part sold, manufactured or repaired by us or from our negligence in the repair or maintenance of an aircraft or an aircraft part. We may also have exposure to product liability claims if the use of our leased aircraft, aircraft engines or aircraft spare parts inventory is alleged to have resulted in bodily injury or property damage. While we maintain what we believe to be adequate liability insurance to protect us from claims of this type, based on our review of the insurance coverages maintained by similar companies in our industry, we cannot assure you that claims will not arise in the future or that our insurance coverage will be adequate. Additionally, there can be no assurance that insurance coverages can be maintained in the future at an acceptable cost. Any liability of this type not covered by insurance could materially adversely affect our financial condition.

EMPLOYEES

         As of December 31, 1999, we employed approximately 4,300 persons. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

ITEM 2.           PROPERTIES.

         Our executive offices are located in Miami, Florida. We intend to move in April 2000 into our new corporate headquarters and warehouse facility. Our new facility is located on a 41 acre parcel in the City of Miramar, Florida. We have two buildings on this property. One contains approximately 545,000 square feet and will allow us to consolidate our redistribution operations, as well as serve as the corporate headquarters. The second, which will contain approximately 85,000 square feet of office and warehouse space, will be used by one of our maintenance and repair operations.

         The following table identifies, as of December 31, 1999, our principal properties. See Notes 7 and 10 to Consolidated Financial Statements.

                                                                                      SQUARE           OWNED OR
FACILITY DESCRIPTION                               LOCATIONS                          FOOTAGE           LEASED
------------------------------------------------------------------------------    ---------------   ---------------
REDISTRIBUTION OPERATIONS
Warehouse and corporate headquarters               Miami, FL                              166,000       Leased
Aircraft Disassembly and Storage                   Ardmore, OK                            130,000       Leased
Warehouse                                          Pearland, TX                           100,000        Owned
Warehouse                                          Miami, FL                               40,000       Leased
Warehouse                                          Miami, FL                               11,200       Leased
Warehouse                                          Miami, FL                               10,000       Leased
Regional Purchasing Office                         Van Nuys, CA                             6,300       Leased
Office and Warehouse                               College Park, GA                         6,000       Leased
Warehouse                                          Claremore, OK                            1,000       Leased

MAINTENANCE, REPAIR AND OVERHAUL
Office and Aircraft Maintenance                    Greensboro, NC                         910,000       Leased
Office and Aircraft Maintenance                    Lake City, FL                          650,000       Leased
Office and Aircraft Maintenance                    Oscoda, MI                             396,000       Leased
Office and Repair                                  Hot Springs, AK                        260,000        Owned
Office and Aircraft Maintenance                    Winston-Salem, NC                      250,000       Leased
Office and Aircraft Maintenance                    Macon, GA                              140,000       Leased
Office and Maintenance                             Dallas, TX                              80,000        Owned
Office and Maintenance                             Miami, FL                               55,000       Leased
Office and maintenance                             Minneapolis, MN                         34,000       Leased
Office and Maintenance                             Miami, FL                               30,000       Leased

MANUFACTURING OPERATIONS
Office and Manufacturing                           West Chester, OH                        95,000        Owned
Office and Manufacturing Facility                  Phoenix, AZ                             48,000       Leased
Office and Manufacturing Facility                  Covington, KY                           38,200        Owned
Manufacturing Facility                             Juarez, Mexico                          16,000       Leased
Manufacturing Facility (sold February 2000)        Fairfield, OH                           30,500        Owned

         Our ownership interests and leasehold interests in such properties are pledged as collateral for amounts borrowed.

ITEM 3.  LEGAL PROCEEDINGS.

PENDING LAWSUITS AND INVESTIGATIONS

         Several lawsuits have been filed against us and certain of our officers and directors, and our auditors, in the United States District Court for the Southern District of Florida. These suits have now been consolidated into a single lawsuit. The amended consolidated complaint, which was filed in March 2000, alleges violations of Sections 11 and 15 of the Securities Act of 1933 in connection with our June 1999 public offering, and alleges violations of Sections 10(b) and 20(a) of, and Rule 10b-5 under, the Securities Exchange Act of 1934. Among other matters, the amended complaint alleges that our reported financial results were materially misleading and violated generally accepted accounting principles. The amended complaint seeks damages and certification of two classes, one consisting of purchasers of our common stock in the June 1999 public offering and one consisting of purchasers of our common stock during the period between March 26, 1998 and January 28, 2000.

         We intend to file a motion to dismiss these claims in the consolidated lawsuit. We believe that the allegations contained in the complaint are without merit and we intend to vigorously defend this and any related actions. Nevertheless, unfavorable resolution of this lawsuit could have a material adverse effect on us in one or more future periods.

         The U.S. Securities and Exchange Commission is conducting an informal inquiry into our accounting for certain transactions. We intend to cooperate with the SEC in its inquiry.

         On January 8, 1999, Paine Webber Incorporated filed in the Supreme Court of the State of New York a complaint against us and our subsidiary, Whitehall Corporation, alleging breach of contract claims and related claims against us and Whitehall and a tortious interference with a contract claim against us. Paine Webber alleges that it is due a fee in connection with our acquisition of TIMCO, based upon a 1997 agreement between Whitehall and Paine Webber relating to a then proposed acquisition of TIMCO by Whitehall which did not occur. Paine Webber is seeking approximately $1.0 million, plus costs and an unstated amount of punitive damages. Paine Webber is also seeking approximately $0.3 million allegedly due relating to the failure of Whitehall to honor an alleged right of first refusal provision in the 1997 agreement. We believe that our acquisition of TIMCO was not within the scope of the 1997 Paine Webber/Whitehall agreement and that claims brought under this agreement against us and Whitehall are without merit. We are vigorously defending these claims. Although we can give no assurance, based upon the available facts, we believe that the ultimate outcome of this matter will not have a material adverse effect upon our financial condition.

         On June 24, 1998, Zantop International Airlines, Inc. filed an action against Aero Corp.-Macon, Inc. (which is now part of TIMCO) in the Superior Court of Bibb County, Georgia. The suit seeks an unspecified amount of damages and certain equitable relief arising out of the July 1997 sale to Aero Corp.-Macon, Inc. (then a subsidiary of Whitehall) of certain assets used in connection with the operation of Aero Corp.-Macon, Inc. The nature of the action involves a contractual dispute relative to certain purchase price adjustments and inventory purchases. We are vigorously defending this action. Although we can give no assurance, based upon the available facts, we believe that the ultimate outcome of this matter will not have a material adverse effect upon our financial condition.

         We are also involved in various lawsuits and other contingencies arising out of operations in the normal course of business. In the opinion of management, the ultimate resolution of these claims and lawsuits will not have a material adverse effect upon our financial position.

ENVIRONMENTAL MATTERS

         We are taking remedial action pursuant to Environmental Protection Agency and Florida Department of Environmental Protection ("FDEP") regulations at TIMCO-Lake City. Ongoing testing is being performed and new information is being gathered to continually assess the impact upon us and the magnitude of required remediation efforts. Based upon the most recent cost estimates provided by environmental consultants, we believe that the total remaining testing, remediation and compliance costs for this facility will be approximately $1.4 million. Testing and evaluation for all known sites on TIMCO-Lake City's property is substantially complete and we have commenced a remediation program. We are currently monitoring the remediation, which will extend into the future. Subsequently, our accruals were increased because of this monitoring, which indicated a need for new equipment and additional monitoring. Based on current testing, technology, environmental law and clean-up experience to date, we believe that we have established an accrual for our best estimate of the probable liabilities associated with our current remediation strategies. To comply with the financial assurances required by the FDEP, we have issued a $1.7 million standby letter of credit in favor of the FDEP.

         Additionally, there are other areas adjacent to TIMCO-Lake City's facility that could also require remediation. We do not believe that we are responsible for these areas; however, it may be asserted that TIMCO and other parties are jointly and severally liable and are responsible for the remediation of these properties. No estimate of any such costs is available at this time.

         We own a parcel of real estate on which Whitehall previously operated an electronics business. We are currently assessing environmental issues with respect to this property. When we acquired Whitehall, our environmental consultants estimated that remediation costs relating to this property could be up to $1.0 million.

         Accrued expenses in our financial statements at December 31, 1999 include $2.0 million relating to obligations to remediate the environmental matters described above.

         Future information and developments will require us to continually reassess the expected impact of the environmental matters discussed above. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. These uncertainties include the extent of required remediation based on future testing and evaluation and the varying costs and effectiveness of remediation methods.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         We held our 1999 Annual Meeting of Stockholders on November 19, 1999. At the meeting, our stockholders took the following actions:

         1. Our stockholders approved an amendment to our 1996 Stock Option Plan to increase the number of shares of common stock for which options may be granted under our plan from the greater of 650,000 shares of common stock, or 8% of the number of common shares then outstanding, to the greater of 2,250,000 shares of common stock or 15% of the number of shares of common stock then outstanding. The vote on this amendment was:
                  6,855,915 in favor, 2,753,725 opposed and 48,013 abstained.

         2. Our stockholders elected three directors to serve on our Board of Directors. Dale S. Baker was elected to serve until the 2002 Annual Meeting of Stockholders, or until his successor is elected and qualified, Philip B. Schwartz was elected to serve until the 2001 Annual Meeting of Stockholders, or until his successor is elected and qualified, and Harold M. Woody was elected to serve until the 2000 Annual Meeting of Stockholders, or until his successor is elected and qualified. The votes cast for and against each of these directors were as follows:

                                                       VOTES CAST
                                                 ------------------------
                  NOMINEE                           FOR           AGAINST
                  --------------------------     ------------------------
                  Dale S. Baker.............     12,812,429       345,736
                  Philip B. Schwartz........     12,816,589       341,576
                  Harold M. Woody...........     12,816,054       342,111

                  The terms of directors Robert Alpert and Sam Humphreys continued after the meeting.

         3. Our stockholders ratified the decision of our Board of Directors selecting Arthur Andersen LLP as our independent auditors for the 1999 fiscal year. The vote on this selection was: 13,098,403 in favor, 25,545 opposed, and 34,217 abstained.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The following information relates to our common stock, par value $.001 per share (the "Common Stock"), which currently is listed on the New York Stock Exchange under the symbol "AVS." At April 13, 2000, there were approximately 600 stockholders of record of our Common Stock. The foregoing number does not include beneficial holders of our common stock. The high and low last sales prices of our Common Stock for each quarter during our two most recent fiscal years and the current fiscal year through a recent date, as reported by the New York Stock Exchange, are set forth below:

                                   HIGH              LOW
                                  ------            ------
1998
First Quarter                     $44.75            $33.12
Second Quarter                     41.00             34.87
Third Quarter                      41.37             24.00
Fourth Quarter                     40.62             26.25

1999
First Quarter                      47.31             37.00
Second Quarter                     46.13             35.94
Third Quarter                      43.94             18.25
Fourth Quarter                     18.56             13.69

2000
First Quarter                      19.38              6.31
Second Quarter (to 4/13/00)         6.88              6.18

         We did not declare any cash dividends during the year ended December 31, 1999. See Note 6 to Consolidated Financial Statements for information concerning restrictions contained in our credit agreements regarding the payment of dividends and Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES.

         On November 2, 1999 we adopted a Stockholders' Rights Plan and declared a dividend distribution of one preferred share purchase right on each outstanding share of our Common Stock. Each preferred share purchase right will entitle stockholders to buy one one-thousandth of a share of our newly created Series A Junior Participating Preferred Stock at an initial exercise price of $90.00. In general, the preferred share purchase rights become exercisable if a person or group hereafter acquires 15% or more of our Common Stock or announces a tender offer for 15% or more of our Common Stock. Our Board of Directors will in general be entitled to redeem the preferred share purchase rights at one cent per preferred share purchase right at any time before any such person hereafter acquires 15% or more of our outstanding Common Stock.

         In March 2000 we entered into an agreement with LJH Corporation, which is wholly owned by Lacy Harber, and with Mr. Harber, that limits for a period of five years the number of shares of the Company's common stock that Mr. Harber and LJH (together) are authorized to acquire. The agreement permits Mr. Harber and LJH (together) to acquire beneficial ownership of up to 25% of our outstanding shares. The agreement also permits Mr. Harber and LJH (together) to nominate one candidate for election to our Board of Directors for so long as Mr. Harber and LJH (together) own at least 8% of our outstanding shares. Mr. Harber and LJH also agreed not to engage in certain activities without approval of a majority of the disinterested members of our Board of Directors. Simultaneous with entering into the agreement, we amended the Stockholders' Rights Plan so that it is consistent with our agreement with Mr. Harber and LJH.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table represents our selected consolidated financial information. The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and notes thereto and
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS which contains a description of the factors that materially affect the comparability from period to period of the information presented herein.

                                                              Year Ended December 31, (1)
                                               ---------------------------------------------------------
                                                 1995        1996         1997       1998        1999
                                               ---------   ---------   ---------   ---------   ---------
                                                         (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Operating revenues                             $ 169,771   $ 231,734   $ 322,538   $ 500,816   $ 671,514
Cost of sales and services                       119,438     169,787     244,758     372,728     561,484
                                               ---------   ---------   ---------   ---------   ---------
Gross profit                                      50,333      61,947      77,780     128,088     110,030

Operating expenses                                28,884      33,958      52,782      66,719     105,466
                                               ---------   ---------   ---------   ---------   ---------
Income from operations                            21,449      27,989      24,998      61,369       4,564

Interest expense                                   8,287       5,411       8,059      21,343      35,112
Other expense (income)                            (1,025)       (461)      4,696        (196)      6,342
                                               ---------   ---------   ---------   ---------   ---------
Income (loss) before taxes, equity income
   (loss) of affiliate and extraordinary item     14,187      23,039      12,243      40,222     (36,890)

Income tax expense (benefit) (2)                   5,002       8,648       7,260      15,486     (13,878)
                                               ---------   ---------   ---------   ---------   ---------
Income (loss) before equity income (loss)
   of affiliate and extraordinary item             9,185      14,391       4,983      24,736     (23,012)
Equity income (loss) of affiliate                     38         255        (139)      1,356       1,289
                                               ---------   ---------   ---------   ---------   ---------
Income (loss) before extraordinary item            9,223      14,646       4,844      26,092     (21,723)

Extraordinary item, net of income taxes               --       1,862          --         599          --
                                               ---------   ---------   ---------   ---------   ---------
Net income (loss) (2)                          $   9,223   $  12,784   $   4,844   $  25,493    $(21,723)
                                               =========   =========   =========   =========   =========
EARNINGS PER SHARE DATA:
Income (loss) before extraordinary item
   per share (2)                               $    1.01   $    1.36   $    0.39   $    2.06    $  (1.56)
Extraordinary item per share                          --        0.17          --        0.05          --
                                               ---------   ---------   ---------   ---------   ---------
Diluted net income (loss) per share (2)(3)     $    1.01   $    1.19   $    0.39   $    2.01    $  (1.56)
                                               =========   =========   =========   =========   =========

                                                                    As of December 31,
                                               ---------------------------------------------------------
                                                 1995       1996        1997        1998         1999
                                               ---------   ---------   ---------   ---------   ---------

BALANCE SHEET DATA:
Accounts receivable, net                       $  41,173   $  55,548   $  82,779   $ 115,974   $ 163,318
Inventories                                       56,094      79,414     145,343     277,131     350,610
Working capital                                   68,039      88,222      89,988     169,742     194,923
Total assets                                     134,660     190,118     341,332     599,377     778,792
Total debt                                        62,042      34,651     161,544     361,959     438,787
Stockholders' equity                              44,298     115,896     121,280     154,298     218,522

------------
(1) Dixie Bearings, which was acquired in August 1996, Kratz-Wilde, which was acquired in October 1997, Caribe and Aircraft Interior Design, which were acquired in March 1998, TIMCO, which was acquired in September 1998, and TIMCO Oscoda, which was acquired in August 1999, were accounted for under the purchase method of accounting and accordingly, their results of operations have been included in our historical results of operations from their respective dates of acquisition.

       AvEng, which was acquired in December 1996, Aerocell, which was acquired in September 1997, Apex, which was acquired in December 1997, and Whitehall, which was acquired in July 1998, were accounted for under the pooling of interests method of accounting. AvEng is included in our historical results of operations and financial position for all periods presented subsequent to 1995. Aerocell and Apex are included for all periods presented subsequent to 1996. Historical results of operations and financial position for 1995 have not been restated to give retroactive effect to the acquisition of AvEng and historical operating results for periods presented prior to 1997 have not been restated to give retroactive effect to the acquisitions of Aerocell and Apex, due to the immateriality of the effects of a potential restatement. Whitehall is included in our historical results of operations and financial position for all periods presented.

(2) Periods presented prior to 1997 include pro forma adjustments to record income taxes, as we conducted our business as a partnership prior to June 26, 1996.

(3) Weighted average common and common equivalent shares used in calculating diluted earnings per share are 9,161,379 for 1995; 10,769,408 for 1996; 12,450,176 for 1997; 12,696,394 for 1998 and 13,905,538 for 1999. Per
       share data for periods before 1997 assumes that the 4,425,000 shares of common stock issued to the partners and the 575,000 shares of common stock, the net proceeds in respect of which were paid to J/T Aviation Partners, were outstanding for periods prior to the closing of our initial public offering in July 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RECENT DEVELOPMENTS

         We have determined to record pre-tax charges during the fourth quarter of 1999 of $67.0 million, approximately $60.9 million of which are non-recurring charges. Significantly all of these charges are non-cash items. Certain items, which make up a significant portion of these charges, are as follows:

         o a reduction in the carrying value of our inventory at December 31, 1999 of $28.9 million ($23.4 million of which is non-recurring), primarily relating to inventory held for sale by our redistribution operation,

         o a $9.8 million write-down in the carrying value of the four A-300 aircraft which we own,

         o a $7.7 million write-down of capitalized costs previously expended relating to the development of a new software system which has not been implemented and will not be completed,

         o a $7.7 million addition to the allowance for doubtful accounts receivable, and

         o a $4.8 million accrual of expenses to be incurred during 2000 relating to the runoff of one of our health insurance plans.

         Additionally, during the fourth quarter of 1999, we wrote-off previously capitalized financing fees relating to a new credit facility which did not close and miscellaneous deposits and other assets which have been determined not to be collectible. The above-described reduction in the carrying value of our inventory is recorded in cost of sales. All other charges are included in operating expenses except the write-down of capitalized costs relating to the development of the new software system which charge is included in other expense.

         In connection with the preparation of our financial statements for the year ended December 31, 1999, we identified several transactions which, after review, should not have been recorded as revenues in our books and records. Based upon these findings, in early February 2000, our Board of Directors organized a special committee to review certain matters relating to our accounting and sales practices. The committee retained outside professionals to conduct an in-depth review and investigation of these matters, which has now been concluded. As a result of this process, we have taken certain actions, including the implementation of revised policies and procedures, designed to ensure that the matters do not reoccur in the future.

         We have concluded that seven 1999 transactions and one 1998 transaction arising in our redistribution operation should have been accounted for as exchange transactions rather than as sales. We have also concluded that seven additional 1999 transactions arising in our redistribution operation should not have been recorded as sales due to certain contingencies associated with the transactions that had not been resolved at the date of the sales. In the aggregate, these 1999 transactions represented $32.7 million of revenues and $7.3 million of gross margin, representing approximately 4.8% of our revenues and 6.5% of our gross margin for the 1999 fiscal year, respectively. The 1998 transaction represented an aggregate of $12.8 million of revenue and $3.1 million of gross margin, or approximately 2.6% and 2.5% of our fiscal 1998 revenue and gross margin, respectively. We have determined that this transaction was not material to our previously reported 1998 financial results. We are currently evaluating whether to restate our previously filed 1999 quarterly financial statements as a result of these 1999 transactions. See Note 16 to Consolidated Financial Statements for further discussion.

         As a result of the recording of the charges discussed above, we were not in compliance at December 31, 1999 or March 31, 2000 with certain of the financial covenants contained in our credit agreements with our senior lenders. Our lenders have agreed to forbear in regards to these covenant violations and other matters until May 31, 2000. During this period, we intend to pursue a new credit facility with our lenders. There can be no assurance that we will successfully execute a new credit facility during this period and failure of this to occur would likely have a material adverse effect upon us.

         We are currently taking actions designed to reduce our debt through the possible sales of our assets, including the potential sale of our manufacturing operations and/or other assets. We are also continuing our efforts to sell or lease the four A-300 aircraft that we own and reduce our debt through that process. There can be no assurance that we will successfully reduce our debt through this process or as to the occurrence or timing of any such asset sales. Our auditors have stated in their report on our 1999 consolidated financial statements that there exists a substantial doubt as to our ability to continue our business as a going concern.

RESULTS OF OPERATIONS

GENERAL

         Operating revenues consist primarily of gross sales of products and service revenues, net of allowances for returns. Cost of sales and services consists primarily of product costs, labor, freight charges, commissions to outside sales representatives and changes in the provision for slow moving inventory. Product costs consist of the acquisition cost of the products and any costs associated with repairs, overhaul or certification.

         Our operating results have fluctuated in the past and may fluctuate significantly in the future. Many factors affect our operating results, including:

         o        the timing of orders and payments from large customers,

         o the timing of expenditures to purchase inventory in anticipation of future sales,

         o        the timing of bulk inventory purchases,

         o the number of airline customers seeking repair services at any time,

         o our ability to fully utilize from period to period our hangar space dedicated to maintenance and repair services,

         o our ability to attract and retain a sufficient number of mechanics to perform the maintenance, overhaul and repair services requested by our customers,

         o the timeliness of customer aircraft arriving for scheduled maintenance, and

         o the mix of available aircraft spare parts contained, at any time, in our inventory.

         Large portions of our operating expenses are relatively fixed. Since we typically do not obtain long-term purchase orders or commitments from our customers, we must anticipate the future volume of orders based upon the historic purchasing patterns of our customers and upon discussions with our customers as to their future requirements. Cancellations, reductions or delays in orders by a customer or group of customers could have a material adverse effect on our business, financial condition and results of operations.

         See Note 2 to Consolidated Financial Statements for a discussion of the acquisitions that we completed during the three years ended December 31, 1999.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1999

The following tables set forth certain information relating to our operations for the periods indicated:

                                                                    1998                                    1999
                                                     -----------------------------------     ------------------------------------
                                                                          Percent of                                Percent of
                                                         Amount            Revenues              Amount              Revenues
                                                     ---------------    ----------------     ----------------     ---------------
                                                                               (Dollars in thousands)
Operating revenues:
  Sales of products, net                                   $359,245               71.7%             $346,422               51.6%
  Services and other                                        141,571               28.3%              325,092               48.4%
                                                     ---------------    ----------------     ----------------     ---------------
                                                            500,816              100.0%              671,514              100.0%
Cost of sales and services                                  372,728               74.4%              561,484               83.6%
                                                     ---------------    ----------------     ----------------     ---------------
Gross profit                                                128,088               25.6%              110,030               16.4%
Operating expenses                                           66,719               13.3%              105,466               15.7%
                                                     ---------------    ----------------     ----------------     ---------------
Income from operations                                       61,369               12.3%                4,564                0.7%
Interest expense                                             21,343                4.3%               35,112                5.2%
Other expense (income)                                         (196)                 -                 6,342                0.9%
                                                     ---------------    ----------------     ----------------     ---------------
Income (loss) before income taxes, equity
   income of affiliate and extraordinary item                40,222                8.0%             (36,890)              (5.4%)
Income tax expense (benefit)                                 15,486                3.1%             (13,878)              (2.0%)
                                                     ---------------    ----------------     ----------------     ---------------
Income (loss) before equity income of affiliate
  and extraordinary item                                     24,736                4.9%             (23,012)              (3.4%)
Equity income of affiliate                                    1,356                0.3%               1,289                0.2%
                                                     ---------------    ----------------     ----------------     ---------------
Income (loss) before extraordinary item                      26,092                5.2%             (21,723)              (3.2%)
Extraordinary item, net of income taxes                         599                0.1%                    -                   -
                                                     ---------------    ----------------     ----------------     ---------------
Net income (loss)                                           $25,493                5.1%            ($21,723)              (3.2%)
                                                     ===============    ================     ================     ===============

         Revenues for the year ended December 31, 1999 increased $170.7 million or 34.1% to $671.5 million, from $500.8 million for the year ended December 31, 1998.

         Revenues from our MR&O operations, which includes TIMCO, Caribe, Aerocell, Aircraft Interior Design and TIMCO's engine repair operation, increased $187.0 million to $369.3 million in 1999, from $182.3 million in 1998. This increase was due, in part, to a full year contribution from TIMCO, which was acquired at the end of the third quarter of 1998. Also contributing to the 1999 increase in revenues was a substantial increase in revenues at TIMCO (which for all of 1999 combines the aircraft maintenance operations historically operated by TIMCO with the aircraft maintenance operations previously operated by Whitehall Corporation). This increase included revenues generated at new MR&O facilities opened during 1999, as well as revenues generated at the maintenance facilities acquired in August 1999 from Kitty Hawk, Inc.

         Revenues from our distribution operations, which includes our redistribution company, Dixie Bearings and our leasing company, increased $15.4 million to $289.8 million for 1999, from $274.4 million in 1998. Total revenues from distribution operations for 1999 were impacted by the above-described determination that 14 transactions reported as revenues during 1999 should not have been treated as such. The Company believes that revenues from distribution activities will decline during 2000 as the Company seeks to repay debt through the reduction of inventory levels in our distribution operations.

         Revenues from our manufacturing operations decreased $5.9 million, from $50.0 million in 1998 to $44.1 million in 1999. Revenues in 1999 were adversely impacted by third and fourth quarter slowdowns in purchases by a large customer and by management challenges that occurred at this business. During the third quarter of 1999, we made significant changes in the management of this business and we anticipate a better performance from this operation during future periods.

         Gross profit decreased $18.1 million or 14.1%, from $128.1 million for the year ended December 31, 1998 to $110.0 million for the year ended December 31, 1999. Gross profit margin for the year ended December 31, 1999 was 16.4%, a decrease of 9.2 percentage points from a gross profit margin of 25.6% for the year ended December 31, 1998. We reported a negative gross profit for the three months ended December 31, 1999 of $16.1 million. The reductions in gross margin arose for the reasons set forth below.

         During the fourth quarter of 1999, we recorded a one-time, non-recurring reduction in the carrying value of our inventory at December 31, 1999 of $38.7 million, primarily relating to inventory held for sale by our redistribution operation and the carrying value of the four A-300 aircraft which we own. These charges resulted in the gross profit margin in our distribution operations decreasing from 28.2% to 12.9% from 1998 to 1999. Excluding one-time, non-recurring charges, the gross profit margin in our distribution businesses for 1999 would have been 23.2%.

         Gross profit margin in our MR&O operations decreased by 2.8 percentage points from 19.4% in 1998 to 16.6% in 1999. Gross profit margin for the MR&O operations decreased due to an increase in labor expenses coupled with increased competition and pressure to maintain level pricing for services. Gross profit margins in our MR&O businesses are expected to decline slightly during 2000 due to increased competition. For the reasons stated above, gross profit margin for our manufacturing operations decreased 5.9 percentage points from period to period.

         Operating expenses increased $38.8 million to $105.5 million for the year ended December 31, 1999, compared with $66.7 million for the year ended December 31, 1998. Operating expenses as a percentage of operating revenues were 15.7% for the 1999 fiscal year, compared to 13.3% for 1998.

         The largest factor causing the increase in operating expenses during 1999 compared to 1998 was the above-described non-recurring, primarily non-cash, fourth quarter 1999 charges, $20.0 million of which were recorded as operating expenses. Excluding these charges, operating expenses for the year ended December 31, 1999 would have been $85.5 million, or 12.7% of revenues. The increase in operating expenses relates primarily to the growth of operations. Additionally, professional fees aggregating approximately $2.0 million relating to several large transactions that were not completed adversely impacted results for fiscal 1999. Results were also impacted by the fact that a higher percentage of our revenues were derived during 1999 from our MR&O operations, which generally operate at lower operating expense ratios than our other operations.

         Operating expenses as a percentage of revenue were 6.5% in our MR&O operations, compared to 7.8% during 1998. This is primarily due to economies of scale. Operating expenses at our manufacturing and distribution operations increased substantially during 1999. In our manufacturing operations, operating expenses increased 12.9%, as we incurred costs related to a facility in Ohio which was significantly expanded and to the opening of a new plant in Juarez, Mexico. Operating expenses in our MR&O operations were adversely impacted during 1999 by start up costs associated with the opening of five new facilities during the fiscal year. Operating expenses at our distribution operations and corporate operating expenses were primarily impacted by the non-recurring, one-time charges described above.

         As a result of all of these factors, income from operations was $4.6 million for 1999, compared to $61.4 million for 1998.

         Interest expense for the year ended December 31, 1999 increased $13.8 million compared to interest expense for 1998. The increase in interest expense was due to increased interest rates on variable rate debt, coupled with increased net borrowings during 1999 to finance the growth in inventory in our distribution operations, the acquisition of the assets of Kitty Hawk, Inc.'s maintenance operations and additional substantial investments in facilities, equipment and computer systems to support the Company's operations. During 1999, we opened four new MR&O facilities and two manufacturing facilities, in addition to the MR&O facilities that we acquired from Kitty Hawk, Inc. We also installed new computer systems in our MR&O and manufacturing operations, and expended funds to remediate the computer system in our distribution operations. All of these factors caused net borrowings to increase substantially during 1999, despite our June 1999 public offering in which we raised net proceeds of $79.9 million.

         As set forth above, we have recently entered into an agreement with our senior lenders under which our lenders have agreed to forbear in regard to certain covenant violations and other matters until May 31, 2000. As a result of these matters, our lenders have increased by 2% the interest rate at which we are borrowing funds. They have also charged us substantial fees for extensions of their forbearance. All of these charges will adversely impact our 2000 results.

         Other expense (income) includes a $7.7 million charge in 1999 relating to the write-down of capitalized costs previously expended in relation to the development of a new software system which has not been implemented and will not be completed. It also includes a gain on a sale of real estate of approximately $1.4 million.

         In connection with the repayment of the term and acquisition portions of the Credit Facility utilizing the proceeds of our Senior Subordinated Notes due 2008, we wrote off, during the first quarter of 1998, $1.0 million of deferred financing costs resulting in an extraordinary item, net of income taxes, of $0.6 million ($.05 per diluted share).

         The net loss for the year ended December 31, 1999 was $21.7 million ($1.56 per diluted share), compared to net income of $25.5 million ($2.01 per diluted share) for the year ended December 31, 1998. Weighted average common and common equivalent shares outstanding (diluted) were 13.9 million for the year ended December 31, 1999, compared to 12.7 million for the year ended December 31, 1998. This increase is primarily the result of the public offering of additional common shares that we completed in June 1999 and which resulted in the issuance of 2.3 million additional shares of our common stock. As a result of the fourth quarter charges described above, the net loss for the three months ended December 31, 1999 was $46.5 million, compared to net income of $8.2 million for the three months ended December 31, 1998.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1998

The following tables set forth certain information relating to our operations for the periods indicated:

                                                                    1997                                    1998
                                                     -----------------------------------     ------------------------------------
                                                                          Percent of                                Percent of
                                                         Amount            Revenues              Amount              Revenues
                                                     ---------------    ----------------     ----------------     ---------------
                                                                               (Dollars in thousands)
Operating revenues:
  Sales of products, net                                   $244,340               75.8%             $359,245               71.7%
  Services and other                                         78,198               24.2%              141,571               28.3%
                                                     ---------------    ----------------     ----------------     ---------------
                                                            322,538              100.0%              500,816              100.0%
Cost of sales and services                                  244,758               75.9%              372,728               74.4%
                                                     ---------------    ----------------     ----------------     ---------------
Gross profit                                                 77,780               24.1%              128,088               25.6%
Operating expenses                                           52,782               16.3%               66,719               13.3%
                                                     ---------------    ----------------     ----------------     ---------------
Income from operations                                       24,998                7.8%               61,369               12.3%
Interest expense                                              8,059                2.5%               21,343                4.3%
Other expense (income)                                        4,696                1.5%                (196)                  -
                                                     ---------------    ----------------     ----------------     ---------------
Income before income taxes, equity (loss) income of
   affiliate and extraordinary item                          12,243                3.8%               40,222                8.0%
Income tax expense                                            7,260                2.3%               15,486                3.1%
                                                     ---------------    ----------------     ----------------     ---------------
Income before equity (loss) income of affiliate
   and extraordinary item                                     4,983                1.5%               24,736                4.9%
Equity (loss) income of affiliate                              (139)                 -                 1,356                0.3%
                                                     ---------------    ----------------     ----------------     ---------------
Income before extraordinary item                              4,844                1.5%               26,092                5.2%
Extraordinary item, net of income taxes                           -                   -                  599                0.1%
                                                     ---------------    ----------------     ----------------     ---------------
Net Income                                                   $4,844                1.5%              $25,493                5.1%
                                                     ===============    ================     ================     ===============

         Operating revenues for the year ended December 31, 1998 increased $178.3 million or 55.3% to $500.8 million, from $322.5 million for the year ended December 31, 1997. Operating revenues from companies acquired in 1997 and 1998 and accounted for under the purchase method of accounting increased 1998 operating revenues by $111.4 million. Operating revenues also increased due to increased customer penetration, increased sales from investments made in additional inventories and improved capacity utilization of our airframe maintenance facilities. Service revenues for 1997 were adversely impacted as a result of the unanticipated cancellation of a U.S. Air Force C-130 maintenance contract awarded in April 1997 and cancelled at the convenience of the government in June 1997.

         Gross profit for the year ended December 31, 1998 increased $50.3 million or 65.0% to $128.1 million, compared with $77.8 million for the year ended December 31, 1997. Gross profit margin for the year ended December 31, 1998 increased to 25.6% from 24.1% for the year ended December 31, 1997. Margins were negatively impacted in 1997 as a result of the C-130 contract previously discussed. Gross profit margin was favorably impacted during 1998 due to improved utilization of our MR&O facilities, which was partially offset by an increase in the percentage of our total business derived from our MR&O operations, which generally operate at lower gross margin percentages than our distribution operations.

         Our operating expenses increased $13.9 million to $66.7 million for the year ended December 31, 1998, compared to $52.8 million for the year ended December 31, 1997. Included in the 1998 operating expenses were $1.8 million of merger expenses relating to our July 1998 merger with Whitehall Corporation. Operating expenses as a percentage of operating revenues for 1998 were 13.3% (13.0% after adjustment for Whitehall merger expenses), compared to 16.4% for 1997. The reduction in operating expenses as a percentage of operating revenues is due primarily to improved operating efficiencies and economies of scale.

         Interest expense for the year ended December 31, 1998 increased due to substantial borrowings utilized to finance the acquisitions of Kratz-Wilde, Caribe and TIMCO, and to finance additional acquisitions of inventory and equipment on lease.

         Other expense in 1997 includes a $4.5 million writedown of Whitehall's investment in the preferred stock of the purchaser of its ocean systems business and a $0.7 million gain on the sale by Whitehall of its electronics business.

         Income before income taxes, equity income of affiliate and extraordinary item for the year ended December 31, 1998 was $40.2 million, an increase of 228.5% over the year ended December 31, 1997.

         During the first quarter of 1998, we repaid all of our outstanding term and revolving debt with the proceeds from the sale of our senior subordinated notes. In connection with the repayment of this debt, we wrote off $1.0 million of deferred financing costs, resulting in an extraordinary item, net of income taxes, of $0.6 million.

         Net income for the year ended December 31, 1998 was $25.5 million ($2.01 per diluted share), compared to net income of $4.8 million ($0.39 per diluted share) for the year ended December 31, 1997. Weighted average common and common equivalent shares outstanding (diluted) were 12.7 million for the year ended December 31, 1998, compared with 12.5 million for the year ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

CASH

         Net cash used in operating activities during the years ended December 31, 1999, 1998 and 1997 was $102.7 million, $71.0 million and $53.7 million, respectively. This increase is primarily the result of the growth in our operations, which resulted in increased accounts receivable, net of accounts payable, additional investments in inventory by our distribution operations and costs associated with the conversion from passenger to cargo configuration of the A-300 aircraft that we own.

         Net cash used in investing activities during the years ended December 31, 1999, 1998 and 1997 was $61.2 million, $114.3 million and $58.4 million, respectively. Cash used in investing activities during 1999 was primarily comprised of capital expenditures of $32.0 million relating to additional investments in the facilities, equipment and management information systems used to support future growth in our business and $18.1 million relating to the acquisition of the assets of Kitty Hawk, Inc.'s maintenance operations. Capital expenditures during 2000 are expected to be approximately $17.0 million. Cash used in investing activities during 1998 was primarily comprised of the cost associated with acquisitions of businesses and other assets relating to the growth of operations during this period.

         Net cash provided from financing activities during the years ended December 31, 1999, 1998 and 1997 was $174.8 million, $189.6 million and $114.4 million, respectively. Net cash provided during 1999 was primarily comprised of net borrowings under the Credit Facility of $95.6 million and the proceeds of our public stock offering completed in June 1999 of $79.9 million. Net cash provided from financing activities during 1998 was primarily comprised of the proceeds from the issuance of senior subordinated notes of $164.0 million and net borrowings under the Credit Facility of $21.7 million.

SUBSTANTIAL LEVERAGE

         As of March 31, 2000 we had outstanding indebtedness of approximately $475.0 million (including capitalized leases), of which $308.8 million was senior debt and $166.2 million was other indebtedness. As of March 31, 2000, we had approximately $6.8 million available for future borrowing under our Credit Facility. Our ability to make payments of principal and interest on, or to refinance our debt, will depend upon our future operating performance, which will be subject to economic, financial, competitive and other factors beyond our control. The level of our indebtedness is also important due to:

         o our vulnerability to adverse general economic and industry conditions,

         o our ability to obtain additional financing for future working capital expenditures, general corporate and other purposes, and

         o the dedication of a substantial portion of our future cash flow from operations to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations and future business opportunities.

         During 1997, 1998 and 1999, we relied primarily upon significant borrowings under our credit facility, and sales of our securities, including our previously issued senior subordinated notes, to satisfy our funding requirements relating to our acquisitions of several businesses and to finance the growth of our business. We cannot assure you that financing alternatives will be available to us in the future to support our continued growth.

CREDIT FACILITY

         On September 18, 1998, we entered into a four year Senior Secured Revolving Credit Facility (the "Credit Facility") which provided us with a $200.0 million revolving line of credit, including a $30.0 million letter of credit sublimit, with the imposition of certain borrowing criteria based on the satisfaction of certain debt ratios. The eligible borrowing base includes certain receivables and inventories. The interest rate on the Credit Facility is, at our option, (a) prime plus a margin, or (b) LIBOR plus a margin, where the respective margin determination is made upon our financial performance over a 12 month period (ranging from 0.0% to 1.0% in the event prime is utilized, or 1.125% to 2.5% in the event LIBOR is utilized).

         In November 1998 and May 1999, the Credit Facility was amended to increase the revolving loan and letter of credit facility to $250.0 and $300.0 million, respectively. During 1999 and 1998, the interest rate on the Credit Facility ranged from 6.9% to 9.25% and 6.9% to 8.75%, respectively. As of December 31, 1999 and 1998, the outstanding balance under the Credit Facility was $269.6 million and $174.0 million, respectively.

         The Credit Facility contains certain financial covenants regarding our financial performance and certain other covenants, including limitations on the amount of annual capital expenditures and the incurrence of additional debt, and provides for the suspension of the Credit Facility and repayment of all debt in the event of a material adverse change in the business or a change in control. In addition, the Credit Facility requires mandatory repayments from the proceeds of a sale of assets or an issuance of equity or debt securities or as a result of insufficient collateral to meet the borrowing base requirements thereunder. Substantially all of our assets are pledged as collateral for amounts borrowed.

         We were not in compliance at December 31, 1999 or March 31, 2000 with certain of the financial covenants contained in the Credit Facility. Our lenders have agreed to forbear in regards to these covenant violations and other matters until May 31, 2000 and they have increased the interest rate which we are paying on our senior borrowings by 2% during this period. We are currently pursuing a new credit facility with our senior lenders. There can be no assurance that we will successfully execute a new credit facility during this period and failure of this to occur would likely have a material adverse effect upon us.

         In February 2000, we executed a $15.5 million term loan with the financial institution which is the agent to the Credit Facility. The term loan matures in February 2001, bears interest at 12% and contains financial covenants which are consistent with the Credit Facility.

SENIOR SUBORDINATED NOTES

         In February 1998, we sold $165.0 million in senior subordinated notes (the "Notes") due in 2008 with a coupon rate of 8.125% at a price of 99.395%. The Notes mature on February 15, 2008. Interest is payable on February 15 and August 15 of each year. The Notes are general unsecured obligations, subordinated in right of payment to all of our existing and future senior debt, including indebtedness outstanding under the Credit Facility and under facilities which may replace the Credit Facility in the future. In addition, the Notes are effectively subordinated to all secured obligations to the extent of the assets securing such obligations, including the Credit Facility.

         The indenture pursuant to which the Notes have been issued (the "Indenture") permits us and our subsidiaries to incur substantial additional indebtedness, including senior debt. Under the Indenture, we may borrow unlimited additional amounts so long as after incurring such debt we meet a fixed charge coverage ratio for the most recent four fiscal quarters. Additionally, the Indenture allows us to borrow and have outstanding additional amounts of indebtedness (even if we do not meet the required fixed charge coverage ratios), up to enumerated limits. The Notes are also effectively subordinated in right of payment to all existing and future liabilities of any of our subsidiaries that do not guarantee the Notes.

         The Notes are unconditionally guaranteed, on a senior subordinated basis, by substantially all of our existing subsidiaries and each subsidiary that we organize in the future, unless such subsidiary is designated as an unrestricted subsidiary (the "Subsidiary Guarantors"). Subsidiary Guarantees are joint and several, full and unconditional, general unsecured obligations of the Subsidiary Guarantors. Subsidiary Guarantees are subordinated in right of payment to all existing and future senior debt of Subsidiary Guarantors, including the Credit Facility, and are also effectively subordinated to all secured obligations of Subsidiary Guarantors to the extent of the assets securing such obligations, including the Credit Facility. Furthermore, the Indenture permits Subsidiary Guarantors to incur additional indebtedness, including senior debt, subject to certain limitations.

         The Notes are redeemable, at our option, in whole or in part, at any time after February 15, 2003, at the following redemption prices, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date: (i) 2003--104.063%; (ii) 2004--102.708%; (iii) 2005--101.354%; and (iv) 2006 and
thereafter--100%. In addition, on or prior to February 15, 2001, we may redeem up to 35% of the aggregate principal amount of the Notes at a redemption price of 108.125% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the redemption date with the net proceeds of a public offering of our common stock; provided, that at least 65% of the aggregate principal amount of the Notes originally issued remains outstanding immediately after the occurrence of such redemption.

         Upon the occurrence of a change of control, we will be required to make an offer to repurchase all or any part of holder's Notes at a repurchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the repurchase date. There can be no assurance that we will have the financial resources necessary to purchase the Notes upon a change of control or that such repurchase will be permitted under the Credit Facility.

         The Indenture contains certain covenants that, among other things, will limit (as described above) our ability and the ability of our subsidiaries to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, make investments, dispose of assets, issue capital stock of subsidiaries, create certain liens securing indebtedness, enter into certain transactions with affiliates, sell assets or enter into certain mergers and consolidations or sell all or substantially all of our assets.

LEASE FOR NEW FACILITY

         In 1998, we decided to move to a new corporate headquarters and warehouse facility. On December 17, 1998, we entered into an operating lease for a new corporate headquarters and warehouse facility with First Security Bank, National Association, as trustee of a newly created trust, as lessor. The lease has an initial term of five years and is a triple net lease. The lease contains financial covenants regarding our financial performance and other affirmative and negative covenants. Substantially all of our subsidiaries have guaranteed our obligations under the lease. Additionally, we have an option to acquire the new facility at the end of the lease and if we do not purchase the new facility at the end of the lease, we will be obligated to pay a fee. We expect to move into our new headquarters and warehouse facility in April 2000.

         The lessor has financed the development of the new facility through a $43.0 million loan from a financial institution. We are obligated to develop the new facility on behalf of the lessor and are responsible for the timely completion of the facility within an established construction budget. We and substantially all of our subsidiaries have guaranteed the repayment of $37.8 million of the lessor's obligations under its loan agreement. The lessor's obligations under the agreement are secured by a lien on the real property and on the new facility. Further, we have posted an irrevocable letter of credit in favor of the lessor in the amount of approximately $12.0 million to secure both our obligations under the lease and the lessor's obligations under the loan agreement.

         We were not in compliance at December 31, 1999 or March 31, 2000 with certain of the financial covenants contained in the lease agreement. The lessor and its lenders have agreed to forbear in regards to these covenant violations and other matters until May 31, 2000. During this period, we intend to pursue a replacement of the Credit Facility with our senior lenders, including the lender which has financed construction of our new corporate headquarters and warehouse facility. Upon execution of a new Credit Facility, the covenants and other terms of the lease agreement will likely be amended consistent with the new Credit Facility. There can be no assurance that these defaults will be resolved to the satisfaction of the lessor and the lenders. The failure to resolve these issues would likely have a material adverse effect upon us.

LIQUIDITY

         We are currently taking actions designed to reduce our debt through sales of our assets, including the potential sale of our manufacturing operations or other assets, including reducing inventory levels in our redistribution operations and using a portion of the funds generated through that process to repay debt. We are also continuing our efforts to sell or lease the four A-300 aircraft that we own and reduce our debt through that process. There can be no assurance that we will successfully execute these transactions or as to the timing of any potential transactions. We believe that our available capital resources, assuming that we are able to successfully execute a new credit facility with our senior lenders, will be sufficient to satisfy our working capital requirements for our existing businesses over the next 12 months. However, there can be no assurance that we will successfully execute a new credit facility during this period and failure of this to occur would likely have a material adverse effect upon us.

         We may also consider selling additional equity and/or debt securities in the future to meet working capital requirements of our current business and to continue the further development of our business.

COMPUTER SYSTEMS AND IMPACT OF THE YEAR 2000

         Since the fourth quarter of 1997, we have been implementing new management information systems ("MIS") in order to both meet our needs into the foreseeable future and to mitigate the Year 2000 issues inherent in our existing systems. The Year 2000 issue is the potential for system and processing failures of date-related data and the result of computer-controlled systems using two digits rather than four to define the applicable year. We may be affected by Year 2000 issues in our non-compliant information technology ("IT") systems or non-IT systems, as well as by Year 2000 issues related to non-compliant IT and non-IT systems operated by third parties.

         Prior to December 31, 1999, we completed an assessment of internal and external IT systems and non-IT systems. We also substantially completed the implementation of new MIS systems in our MR&O and manufacturing operations. We had been in the process of implementing a new MIS system in our distribution operations. However, that system was not expected to be fully implemented until sometime in 2000. In order to continue our operations, during the third and fourth quarters of 1999, we remediated the MIS system used in our distribution operations, and such system was Year 2000 compliant prior to December 31, 1999. Total costs associated with Year 2000 remediation incurred during the year ended December 31, 1999 were approximately $2.0 million. As discussed below, we have decided to not complete the implementation of the new MIS system for our distribution operations, and we are seeking at this time to acquire a new MIS system for our distribution operations.

         As a result of the procedures performed in regards to the Year 2000 issue as described above, we did not incur any significant affect from the Year 2000 issue. In addition, although there can be no assurance, we are not currently aware of any Year 2000 problems relating to systems or the systems operated by third parties which would materially adversely affect our business, results of operations or financial condition.

         As noted above, since 1998, we had been implementing a new MIS system in our distribution operations. As of December 31, 1999, we had expended approximately $8.7 million in relation to development and implementation of this new system. Of that amount, approximately $1.0 million related to the finance component of the system that was successfully implemented and is currently being depreciated. The remaining $7.7 million is related to the components of the system intended to support all other areas of the distribution operations, excluding finance. Management has made the decision to discontinue implementation of this portion of the system and has begun to review alternatives to the finance component for which the licensing agreement expires in September 2000. Based upon the decision to not complete the implementation, we have recognized a charge of $7.7 million as of December 31, 1999 to write-off those costs incurred relating to the development and implementation of the components of the MIS system that will not be completed.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

         The table below provides information about our market sensitive financial instruments and constitutes a "forward- looking statement." Our major market risk exposure is changing interest rates in the United States and fluctuations in the London Interbank Offered Rate. Our policy is to manage interest rates through use of a combination of fixed and floating rate debt. All items described are non-trading. The table below assumes the December 31, 1999 interest rates remain constant (dollars in thousands).

                                                                                         Fair Value
                                                                                        December 31,
                              2000     2001   2002   2003   2004   Thereafter   Total       1999
                            -------    ----   ----   ----   ----   ----------  -------  ------------
Long term debt:
  Fixed rate debt.....                                              $164,254  $164,254    $164,254
  Average interest rate         --       --     --     --     --        8.13%
  Variable rate debt:.     $269,580      --     --     --     --          --   269,580     269,580
  Average interest rates       8.50%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial information required by Item 8 is included elsewhere in this report (see Part IV, Item 14).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by Item 10 is hereby incorporated by reference from the Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders, which Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 1999.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by Item 11 is hereby incorporated by reference from the Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders, which Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by Item 12 is hereby incorporated by reference from the Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders, which Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by Item 13 is hereby incorporated by reference from the Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders, which Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (A) The consolidated balance sheets as of December 31, 1998 and December 31, 1999 and the related consolidated statements of operations and stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999 are filed as part of this report:

(1)      FINANCIAL STATEMENTS                                               PAGE

Report of Independent Certified Public Accountants                           F-2
Consolidated Balance Sheets at December 31, 1998 and 1999                    F-3
Consolidated Statements of Operations
  for the three years ended December 31, 1999                                F-4
Consolidated Statements of Stockholders' Equity
  for the three years ended December 31, 1999                                F-5
Consolidated Statements of Cash Flows
  for the three years ended December 31, 1999                                F-6
Notes to Consolidated Financial Statements                                   F-7

(2)      CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Schedule II - Valuation and Qualifying Accounts
  for the three years ended December 31, 1999                               F-31

(3)      EXHIBITS

          3.1   Certificate of Incorporation of the Company and amendment thereto(1)

          3.2   Second Amendment to Certificate of Incorporation(4)

          3.3   Bylaws of the Company(1)

          4.1   Indenture, dated as of February 17, 1998, among Aviation Sales
                Company, certain of its subsidiaries, and Sun trust Bank Central
                Florida, National Association, Trustee(3)

          4.2   Common Stock Purchase Warrant Certificate issued on February 18, 2000 to Citicorp USA, Inc. (18)

         10.1   Third Amended and Restated Credit Agreement, dated as of October 17, 1997, by and among the
                Company, certain of its subsidiaries and Citicorp USA, Inc., as agent(2)

         10.2   Lease, dated as of December 2, 1994, by and between Aviation Properties and the Partnership(1)

         10.3 Memorandum of Purchase and Sale effective as of March 31, 1998 by and between Aviation Properties of Texas and Aviation Sales
                Operating Company for Pearland facility (14)

         10.4   Lease dated July 22, 1998 by and between Ben Quevedo, Ltd.  and Caribe (14)

+        10.5   Form of Employment Agreement, dated January 1, 1999, by and between Dale S. Baker and the
                Company (14)

+        10.6   Amended Employment Agreement, effective as of December 2, 1994, by and between Harold Woody and the Company(4)

         10.7   Intentionally omitted

+        10.8   Amended Employment Agreement, effective as of June 1, 1996, by and between Michael A. Saso and the Company(4)

+        10.9   Form of Employment Agreement, dated January 1, 1999, by and between Benito Quevedo and the
                Company (14)

+       10.10   1996 Director Stock Option Plan(4)

+       10.11   1996 Stock Option Plan(4)

+       10.12   1997 EBITDA Incentive Compensation Plan(5)

+       10.13   Form of Aviation Sales Company 1999 EBITDA Plan  (14)

+       10.14   Form of Stock Option Agreement (Non-Plan) by and between the Company and each of Dale S. Baker and Benito Quevedo (14)

+       10.15   Special Incentive Compensation Plan (16)

        10.16   Merger Agreement by and among Aviation Sales Company, AVS/ASI Merger Corp., Aerocell
                Structures, Inc. and the shareholders of Aerocell Structures, Inc., dated as of September 30, 1997(6)

        10.17 Asset Purchase Agreement by and between Aviation Sales Company and Kratz-Wilde Machine Company, dated as of September 30,
                1997(7)

        10.18   Stock for Asset Purchase Agreement by and between Aviation Sales Company, AVS/AMI Merger
                Corp., Apex Manufacturing, Inc. and the shareholders of Apex Manufacturing, Inc., dated as of
                December 31, 1997(8)

        10.19   Merger Agreement by and among Aviation Sales Company, VS/CAI Merger Corp., Caribe Aviation,
                Inc., Aircraft Interior Design, Inc. and Benito Quevedo(9)

        10.20   Agreement and Plan of Merger dated as of March 26, 1998 by and among Aviation Sales Company,
                WHC Acquisition Corp. and Whitehall Corporation (10)

        10.21   Stock Purchase Agreement dated August 10, 1998 by and among Aviation Sales Maintenance, Repair
                & Overhaul Company, Primark Corporation and Triad International Maintenance Corporation (11)

        10.22   First Amendment to Stock Purchase Agreement dated September 22, 1998(11)

        10.23   Amendment No.  2 and Consent dated as of September 18, 1998 to Third Amendment and Restated Credit
                Agreement dated as of October 17, 1997(11)

        10.24   Amendment No.  3 dated as of November 24, 1998 to Third Amended and Restated Credit Agreement
                dated as of October 17, 1997(12)

        10.25   Amendment No.  4 dated as of December 15, 1998 to Third Amended and Restated Credit Agreement
                dated as of October 17, 1997 (13)

        10.26   Amendment No.  5 dated as of February 15, 1999 to Third Amended and Restated Credit Agreement
                dated as of October 17, 1997 (14)

        10.27   Amendment No. 6 dated as of May 11, 1999 to Third Amended and Restated Credit Agreement dated as of October 17, 1997 (15)

        10.28   Amendment No. 7 dated as of June 30, 1999 to Third Amended and Restated Credit Agreement dated as of October 17, 1997 (16)

        10.29   Credit Agreement dated as of December 17, 1998 among First
                Security Bank, National Association, as owner trustee for the Aviation Sales Trust 1998-1, as lessor, NationsBank, National
                Association, as administrative agent, and the several lenders thereto (13)

        10.30   Lease Agreement dated as of December 17, 1998 between First
                Security Bank, National Association, as owner trustee under Aviation Sales Trust 1998-1, as lessor, and the Company, as lessee (13)

        10.31 Guaranty Agreement (Series A Obligations) between the Company, substantially all of its subsidiaries and NationsBank, National
                Association, as agent for the Series A lenders, dated as of December 17, 1998

        10.32 Guaranty Agreement (Lease Obligations) between substantially all of the subsidiaries of the Company and First Security Bank, National Association, as owner trustee for the Aviation Sales
                Trust 1998-1, dated as of December 17, 1998 (13)

        10.33   Participation Agreement between the Company as Construction
                Agent and Leases, First Security Bank, National Association, as
                Owner Trustee, the Various Banks and other lending institutions as the holders and lenders, and NationsBank, National
                Association, as Administrative Agent, dated as of December 17,
                1998 (13)

        10.34   Shareholders Rights Plan (17)

        10.35   Term Loan Note, dated February 18, 2000 (18)

        10.36   Amendment No. 8 and Waiver, dated  February 18, 2000, to Third Amended and Restated Credit
                Agreement (18)

        10.37 Amendment No. 1 to Participation Agreement between the Company as Construction Agent and Leases, First Security Bank, National
                Association, as Owner Trustee, the Various Banks and other lending institutions as the holders and lenders, and NationsBank, National Association, as Administrative Agent, dated as of February 18, 2000 (18)

        10.38   Standstill Agreement between the Company, LJH Corporation and Lacy J. Harber (18)

        10.39   Amendment No. 1 to Stockholders' Rights Plan (18)

*       10.40   Amendment No. 9, Standstill and Waiver, dated March 31, 2000, to Third Amended and Restated Credit
                Agreement

*       10.41   Standstill Agreement, dated March 31, 2000 with First Security Bank and NationsBank, National Association

*        21.1   List of Subsidiaries of Registrant

*        23.1   Consent of Arthur Andersen LLP

*        27.1   Financial Data Schedule

------------
*        Filed herewith
+        Compensation plan or agreement

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

(10) Incorporated by reference to Registrant's Registration Statement on Form S-4 filed April 30, 1998 (File No. 333-31479)

(11) Incorporated by reference to Registrant's Current Report on Form 8-K dated September 22, 1998

(12) Incorporated by reference to Registrant's Current Report on Form 8-K dated November 24, 1998

(13) Incorporated by reference to Registrant's Current Report on Form 8-K dated December 17, 1998

(14) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998

(15) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter and three months ended March 31, 1999

(16) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 1999

(17) Incorporated by reference to Registrant's Current Report on Form 8-K dated November 2, 1999

(18) Incorporated by reference to Registrant's Current Report on Form 8-K filed on March 27, 2000

         (B)      REPORTS ON FORM 8-K.

         The following Current Report on Form 8-K was filed during the fourth quarter of 1999:

                  (i) Current Report on Form 8-K, dated November 2, 1999 reporting under: Item 5, the Company's adoption of a shareholder's rights plan.

         (C)      EXHIBITS

         For exhibits, see Item 14(A)(3) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIATION SALES COMPANY
(Registrant)


BY: /s/ Dale S. Baker                                             April 14, 2000
------------------------
Dale S. Baker, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE AND TITLE                                            DATE:
       -------------------                                            ----


/s/ Dale S. Baker                                                 April 14, 2000
----------------------------------
Dale S. Baker
President, Chief Executive Officer
and Chairman of the Board
(Principal Executive Officer)


/s/ Harold M. Woody                                               April 14, 2000
----------------------------------
Harold M. Woody
Executive Vice President and Director


/s/ Michael C. Brant                                              April 14, 2000
----------------------------------
Michael C. Brant
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)


/s/ Robert Alpert                                                 April 14, 2000
----------------------------------
Robert Alpert
Director


/s/ Sam Humphreys                                                 April 14, 2000
----------------------------------
Sam Humphreys
Director


/s/ Philip B. Schwartz                                            April 14, 2000
----------------------------------
Philip B. Schwartz
Director


/s/ Roy T. Rimmer                                                 April 14, 2000
----------------------------------
Roy T. Rimmer
Director

                     AVIATION SALES COMPANY AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE

Report of Independent Certified Public Accountants...........................F-2
Consolidated Balance Sheets at December 31, 1998 and 1999....................F-3
Consolidated Statements of Operations
  for the three years ended December 31, 1999................................F-4
Consolidated Statements of Stockholders' Equity
  for the three years ended December 31, 1999................................F-5
Consolidated Statements of Cash Flows
  for the three years ended December 31, 1999................................F-6
Notes to Consolidated Financial Statements...................................F-7
Financial Statement Schedule:
         Schedule II - Valuation and Qualifying Accounts
           for the three years ended December 31, 1999......................F-31

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Aviation Sales Company:

         We have audited the accompanying consolidated balance sheets of Aviation Sales Company (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aviation Sales Company and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 6 to the financial statements, the Company was not in compliance at December 31, 1999 or April 14, 2000 with certain of the financial covenants contained in the Company's revolving loan agreement with its senior lenders. The Company's lenders have agreed to forbear in regards to these covenant violations and other matters until May 31, 2000. The revolving loan has an outstanding balance of $269.6 million at December 31, 1999, and the Company has insufficient liquidity to repay the loan. A default under this loan could result in cross defaults under certain of the Company's other financing arrangements and leases. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Notes 1 and 6. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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



  Miami, Florida,
   April 13, 2000.

                     AVIATION SALES COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS                                                                               December 31,
                                                                                 ------------------
                                                                                   1998      1999
                                                                                 --------  --------
CURRENT ASSETS:
 Cash and cash equivalents                                                       $ 10,536  $ 21,431
 Accounts receivable, net of allowance for doubtful accounts of $12,489 and
   $19,242 in 1998 and 1999, respectively                                         115,974   163,318
 Inventories                                                                      277,131   350,610
 Deferred income taxes                                                              5,932     2,292
 Income taxes recoverable                                                           2,590    34,801
 Other current assets                                                              13,826     6,060
                                                                                 --------  --------
    Total current assets                                                          425,989   578,512
                                                                                 --------  --------

Equipment on lease, net of accumulated amortization of $3,014 and
    $2,362 in 1998 and 1999, respectively                                          28,354    17,393
                                                                                 --------  --------
Fixed assets, net                                                                  69,744    91,080
                                                                                 --------  --------
Amounts due from related parties                                                    2,204     2,099
                                                                                 --------  --------

OTHER ASSETS:
 Goodwill, net                                                                     56,936    66,994
 Deferred financing costs, net                                                      8,104     7,953
 Other assets                                                                       8,046    14,761
                                                                                 --------  --------
    Total other assets                                                             73,086    89,708
                                                                                 --------  --------
    Total assets                                                                 $599,377  $778,792
                                                                                 ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                                $ 50,931  $ 77,101
 Accrued expenses                                                                  26,317    32,937
 Current maturities of notes payable                                                4,908     3,887
 Current maturities of capital lease obligations                                       84        84
 Revolving loan                                                                   174,007   269,580
                                                                                 --------  --------
    Total current liabilities                                                     256,247   383,589
                                                                                 --------  --------

LONG-TERM LIABILITIES:
 Deferred income                                                                    1,371     1,113
 Notes payable, net of current portion                                             18,881     1,066
 Capital lease obligations, net of current portion                                  4,133     4,093
 Senior subordinated notes                                                        164,163   164,254
 Deferred income taxes                                                                284        --
 Other long-term liabilities                                                           --     6,155
                                                                                 --------  --------
    Total long-term liabilities                                                   188,832   176,681
                                                                                 --------  --------
COMMITMENTS AND CONTINGENCIES (NOTES 4, 6, 9 AND 10)

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value, 1,000,000 shares authorized,
   15,000 shares designated, Series A Junior Participating                             --        --
 Common stock, $.001 par value, 30,000,000 shares authorized, 12,515,809 and
   15,015,317 shares outstanding in 1998 and 1999, respectively                        12        15
Additional paid-in capital                                                         64,344   150,288
Retained earnings                                                                  89,942    68,219
                                                                                 --------  --------
    Total stockholders' equity                                                    154,298   218,522
                                                                                 --------  --------
    Total liabilities and stockholders' equity                                   $599,377  $778,792
                                                                                 ========  ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     AVIATION SALES COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                             For the Years Ended December 31,
                                                            ---------------------------------
                                                              1997        1998        1999
                                                            ---------   ---------   ---------
Operating revenues:
 Sales of products, net                                     $ 244,340   $ 359,245   $ 346,422
 Services and other                                            78,198     141,571     325,092
                                                            ---------   ---------   ---------
                                                              322,538     500,816     671,514
Cost of sales and services                                    244,758     372,728     561,484
                                                            ---------   ---------   ---------
Gross profit                                                   77,780     128,088     110,030
Operating expenses                                             52,782      66,719     105,466
                                                            ---------   ---------   ---------
Income from operations                                         24,998      61,369       4,564
Interest expense                                                8,059      21,343      35,112
Other expense (income)                                          4,696        (196)      6,342
                                                            ---------   ---------   ---------
Income (loss) before income taxes, equity (loss) income of
  affiliate and extraordinary item                             12,243      40,222     (36,890)
Income tax expense (benefit)                                    7,260      15,486     (13,878)
                                                            ---------   ---------   ---------
Income (loss) before equity (loss) income of affiliate and
  extraordinary item                                            4,983      24,736     (23,012)
Equity (loss) income of affiliate                                (139)      1,356       1,289
                                                            ---------   ---------   ---------
Income (loss) before extraordinary item                         4,844      26,092     (21,723)
Extraordinary item, net of income taxes                            --         599          --
                                                            ---------   ---------   ---------
Net income (loss)                                           $   4,844   $  25,493   $ (21,723)
                                                            =========   =========   =========

BASIC EARNINGS (LOSS) PER SHARE:
Income (loss) before extraordinary item                     $    0.40   $    2.13   $   (1.56)
Extraordinary item, net of income taxes                            --        0.05          --
                                                            ---------   ---------   ---------
Net income (loss)                                           $    0.40   $    2.08   $   (1.56)
                                                            =========   =========   =========

DILUTED EARNINGS (LOSS) PER SHARE:
Income (loss) before extraordinary item                     $    0.39   $    2.06   $   (1.56)
Extraordinary item, net of income taxes                            --        0.05          --
                                                            ---------   ---------   ---------
Net income (loss)                                           $    0.39   $    2.01   $   (1.56)
                                                            =========   =========   =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     AVIATION SALES COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                         Common Stock       Additional                      Treasury Stock            Total
                                    ---------------------     Paid-In      Retained     -----------------------   Stockholders'
                                      Shares       Amount     Capital      Earnings       Shares        Amount        Equity
                                    -----------    ------   ----------     --------     ----------     --------   -------------
Balance as of December 31, 1996      13,372,026     $ 13     $  73,455     $ 58,572     (1,111,562)    $(16,145)    $ 115,895

 Impact of immaterial poolings               --       --           583        1,033             --           --         1,616
 Net income                                  --       --            --        4,844             --           --         4,844
 Stock options exercised                 47,542       --           872           --             --           --           872
 Gain on litigation settlement
   with former employee                 (75,000)      --        (2,625)          --             --           --        (2,625)
 Issuance of common stock
   to employees                          18,000       --           677           --             --           --           677
                                    -----------     ----     ---------     --------     ----------     --------     ---------
 Balance as of December 31, 1997     13,362,568       13        72,962       64,449     (1,111,562)     (16,145)      121,279

 Net income                                  --       --            --       25,493             --           --        25,493
 Stock issued in acquisition            182,143       --         5,720           --             --           --         5,720
 Rescinded stock grant                  (18,000)      --            --           --             --           --            --
 Stock options exercised                100,660       --         1,806           --             --           --         1,806
 Retirement of treasury stock        (1,111,562)      (1)      (16,144)          --      1,111,562       16,145            --
                                    -----------     ----     ---------     --------     ----------     --------     ---------
 Balance as of December 31, 1998     12,515,809       12        64,344       89,942             --           --       154,298

 Net loss                                    --       --            --      (21,723)            --           --       (21,723)
 Secondary stock offering             2,300,000        3        79,859           --             --           --        79,862
 Stock options exercised                199,508       --         6,085           --             --           --         6,085
                                    -----------     ----     ---------     --------     ----------     --------     ---------
 Balance as of December 31, 1999     15,015,317     $ 15     $ 150,288     $ 68,219             --     $     --     $ 218,522
                                    ===========     ====     =========     ========     ==========     ========     =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     AVIATION SALES COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       For the Years Ended December 31,
                                                                       --------------------------------
                                                                          1997        1998        1999
                                                                       ---------   ---------   ---------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                                      $   4,844   $  25,493   $ (21,723)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization                                            5,619      11,350      17,839
  Write-off of fixed assets                                                   --          --       8,383
  Proceeds from sale of equipment on lease, net of gain                    3,797       1,289       2,960
  Gain on sale of fixed assets                                                --         (72)     (1,432)
  Equity (income) loss of affiliate, net of income taxes                     139      (1,356)     (1,289)
  Write-off of preferred stock                                             4,500          --          --
  Reserve for inventory obsolesence                                           --          --      33,181
  Provision for doubtful accounts                                          8,157       1,692      12,560
  Deferred income taxes                                                      279      (1,106)      3,174
  Extraordinary item, net of income taxes                                     --         599          --
  Issuance of common stock to employees                                      677          --          --
  Gain on litigation settlement with former employee                      (2,625)         --          --
  Increase in accounts receivable, net                                   (28,782)     (3,012)    (59,904)
  Increase in inventories                                                (58,523)   (102,224)   (102,909)
  Increase in other current assets                                        (8,458)     (1,147)    (23,577)
  Increase in other assets                                                  (882)     (1,562)     (3,940)
  Increase in accounts payable                                             8,322      10,589      26,169
  Increase (decrease) in accrued expenses                                  8,804     (11,824)      6,620
  Increase (decrease) in deferred income                                      72         409        (257)
  Increase (decrease) in other liabilities                                   322         (72)      1,404
                                                                       ---------   ---------   ---------
      Net cash used in operating activities                              (53,738)    (70,954)   (102,741)
                                                                       ---------   ---------   ---------
CASH FLOW FROM INVESTING ACTIVITIES:
  Cash used in acquisitions, net of cash acquired                        (41,447)    (75,703)    (18,080)
  Purchases of fixed assets                                               (8,133)    (16,618)    (32,033)
  Purchases of equipment on lease                                        (10,528)    (23,410)     (9,087)
  Purchase of facility                                                        --          --      (3,500)
  Proceeds from sale of electronics business                               1,720          --          --
  Proceeds from sale of land held for investment                              --         751      11,556
  Purchase of land held for investment                                        --          --     (10,124)
  Payments from related parties                                               23         687         105
                                                                       ---------   ---------   ---------
      Net cash used in investing activities                              (58,365)   (114,293)    (61,163)
                                                                       ---------   ---------   ---------
CASH FLOW FROM FINANCING ACTIVITIES:
  Borrowings of amounts under senior debt facility                       113,433      77,880     567,815
  Proceeds from sale of common stock                                          --          --      79,862
  Proceeds from issuance of senior subordinated notes                         --     164,002          --
  Repayment of amounts under senior debt facility                         (6,643)    (56,190)   (472,242)
  Proceeds from note to prior owners of Kratz-Wilde                        2,200          --          --
  Proceeds from equipment loans                                            7,200      10,488          --
  Payments on equipment loans                                               (452)       (921)       (627)
  Payments on capital leases                                                  --         (41)       (184)
  Stock options exercised                                                    872       1,806       5,220
  Payment of deferred financing costs                                     (2,188)     (7,478)     (1,573)
  Payments on notes payable                                                   --          --      (3,472)
                                                                       ---------   ---------   ---------
     Net cash provided by financing activities                           114,422     189,546     174,799
                                                                       ---------   ---------   ---------
Net increase in Cash and Cash Equivalents                                  2,319       4,299      10,895
Cash and Cash Equivalents, beginning of period                             3,918       6,237      10,536
                                                                       ---------   ---------   ---------
Cash and Cash Equivalents, end of period                               $   6,237   $  10,536   $  21,431
                                                                       =========   =========   =========
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Promissory notes received for sale of electronics subsidiary           $     864   $      --   $      --
                                                                       =========   =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                        $   6,655   $  15,684   $  32,817
                                                                       =========   =========   =========
  Income taxes paid                                                    $   6,661   $  18,669   $  18,673
                                                                       =========   =========   =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     AVIATION SALES COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (FINANCIAL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND OPERATIONS

         Aviation Sales Company ("ASC" or the "Company") is a Delaware corporation. ASC is a leading provider of aviation inventory and maintenance, repair and overhaul services. The Company sells aircraft spare parts and provides aircraft maintenance, repair and overhaul services to commercial passenger airlines, air cargo carriers, maintenance and repair facilities and other redistributors throughout the world. The Company also manufactures various aircraft parts for sale to original equipment manufacturers, including precision engine parts.

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

SECONDARY OFFERING

         On June 16, 1999, the Company closed a public offering of 2,000 shares of common stock and on June 24, 1999 the Company's underwriters exercised their option to purchase an additional 300 shares of common stock. The net proceeds of the offering, $79,862, were used to repay senior indebtedness. The Company also filed a separate registration statement with respect to the public offering of $85,000 of the Company's senior subordinated notes due 2008, and has not sold any of these new notes to date.

LIQUIDITY

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Notes 6 and 10, the Company was not in compliance at December 31, 1999 and April 13, 2000 with certain of the financial covenants contained in the Company's credit agreement with its senior lenders and certain of the lease agreements to which the Company is a party. These third parties have agreed to forbear in regards to these covenant violations and other matters until May 31, 2000. The Company is currently taking actions designed to reduce its debt through the possible sales of assets, including the potential sale of its manufacturing operations. The Company is also continuing its efforts to sell or lease the four A-300 aircraft which it owns.

ACCOUNTING ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Principal estimates made by the Company include the allowance to reduce inventory to the lower of cost or net realizable value, the estimated profit recognized as aircraft maintenance, design and construction services are performed, the allowance for doubtful accounts receivable, the reserve for sales returns, medical benefit accruals and the allowances for litigation and environmental costs. In determining the inventory allowance for its aircraft spare parts, the Company assumes the inventory will be offered for sale in the normal course of business which assumes inventory could be held for many years.

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

RECLASSIFICATIONS

         Certain prior year amounts included in the accompanying consolidated financial statements have been reclassified to conform with the 1999 presentation.

CASH AND CASH EQUIVALENTS

         The Company considers all deposits with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents at December 31, 1998 and 1999, include cash held by the Company in demand deposit accounts.

REVENUE RECOGNITION

         Sales of aircraft parts and repairs are recognized as product sales when a unit is shipped and title has passed to the customer or when a repaired unit is returned to the customer. The Company records reserves for estimated sales returns in the period sales are made. Reserves for returns as of December 31, 1998 and 1999 were $1,399 and $2,230, respectively. Transfers of inventory to customers which include a related acquisition of inventory from the same third party for a similar amount are not recognized as revenue at the time of transfer. The Company also warehouses and sells inventories on behalf of others under consignment arrangements. The Company records sales of aircraft parts from consignment inventories as product sales upon shipment of the unit. The Company exchanges rotable parts in need of service or overhaul for new, overhauled or serviceable parts in its inventory for a fee. Fees on exchanges are recorded as product sales at the time the unit is shipped.

         Revenues from aircraft maintenance service and design and construction of specialized parts are generally recognized when services are performed and unbilled receivables are recorded based upon the percentage of completion method. Unbilled receivables are billed on the basis of contract terms (which are generally on completion of an aircraft) and deliveries. The Company also performs inventory repair management and warehouse management services for customers on a contractual basis. These service fees are recorded in revenue over the course of the contract as the services are rendered. Gain on sale of equipment on lease is included in services and other revenue.

INVENTORIES

         Inventories, which consist primarily of new, overhauled, serviceable and repairable aircraft parts, are stated at the lower of cost or market on primarily a specific identification basis. In instances where bulk purchases of inventory items are made, cost is determined based upon an allocation by management of the bulk purchase price to the individual components. Expenditures required for the recertification of parts are capitalized as inventory and are expensed as the parts associated with the recertification are sold. The Company enters into consignment arrangements for bulk quantities of inventory items. Costs to disassemble and warehouse bulk items are included in inventories and expensed as the consigned items are sold. The Company maintains raw materials and work in progress inventories in support of its manufacturing and maintenance, repair and overhaul activities. At December 31, 1998 and 1999, inventories consisted of the following:

                                          1998      1999
                                        --------  --------
Finished goods, including aircraft
  and aircraft parts                    $248,430  $324,514
Work in progress                           7,626     6,296
Raw materials                             21,075    19,800
                                        --------  --------
                                        $277,131  $350,610
                                        ========  ========

         The Company provides an allowance to reduce the inventory carrying value to the lower of cost or net realizable value. In determining net realizable value, the Company assumes the inventory will be offered for sale in the normal course of business and not on a liquidation basis.

         During 1999, the Company acquired five passenger aircraft, of which three were reconfigured for cargo use. One of the other two aircraft was sold in December 1999. The remaining four aircraft are currently offered for sale or lease.

EQUIPMENT ON LEASE

         The Company leases engines and spare parts inventories to customers in the airline industry on a worldwide basis through operating leases. Operating lease income is recognized on a straight-line basis over the term of the underlying leases. The cost of equipment on lease is amortized, principally on a straight-line basis, to the estimated remaining net realizable value over the lease term or the economic life of the equipment.

FIXED ASSETS, NET

         At December 31, 1998 and 1999, fixed assets, net consisted of the following:

                                      1998       1999
                                   ---------   ---------
Land                               $   1,397   $     406
Buildings                             12,889      11,542
Machinery and equipment               48,782      70,118
Furniture and fixtures                 4,817       6,434
Leasehold improvements                25,440      36,552
                                   ---------   ---------
                                      93,325     125,052
     Accumulated depreciation and
        amortization                 (23,581)    (33,972)
                                   ---------   ---------
                                   $  69,744   $  91,080
                                   =========   =========

         For financial reporting purposes, the Company provides for depreciation and amortization of fixed assets using the straight-line method at annual rates sufficient to amortize the cost of the assets less estimated salvage values over their estimated useful lives. Estimated useful lives range from 3 to 29 years for the Company's fixed assets. Maintenance and repair expenditures are charged to expense as incurred, and expenditures for improvements and major renewals are capitalized. The carrying amounts of assets which are sold or retired and the related accumulated depreciation are removed from the accounts in the year of disposal, and any resulting gain or loss is reflected in income. Depreciation expense amounted to $3,120, $6,501 and $10,391 for the years ended December 31, 1997, 1998 and 1999, respectively.

         Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable and the Company's estimate of undiscounted cash flows over the assets' remaining estimated useful life are less than the assets' carrying value. Measurement of the amount of impairment may be based upon appraisals, market values of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset.

INVESTMENTS

         In November 1996, Whitehall sold substantially all of the assets related to its ocean systems business in exchange for 818 shares of the buyer's preferred stock, which carries a liquidation preference of $5.50 per share. The preferred stock is convertible at the Company's election after December 31, 1997 into shares of the buyer's common stock at a 45% conversion rate. In 1996, Whitehall considered this investment as one that would be held to maturity and that its carrying value of $4,500 approximated its fair market value. The carrying value was the net cost of the assets exchanged for the stock. However, although the buyer of the ocean systems business provided additional capital and new management, the continuing decline in defense spending and other concerns caused Whitehall's management in 1997 to reevaluate the value of this preferred stock. As a result, other expense (income) in the accompanying 1997 consolidated statement of operations contains a $4,500 write-off of the value of the preferred stock.

         In March 1997, Whitehall sold its electronics business for approximately $2,764, consisting of approximately $1,900 in cash and $864 in 10% promissory notes.

         During 1994, Whitehall obtained a 40% ownership interest in a joint venture involved in the development of aircraft-related technology for an initial investment of $1. The Company accounts for its investment in the joint venture under the equity method. In 1994, Whitehall loaned $2,000 to the joint venture, which is evidenced by a promissory note which accrues interest at a maximum rate of 5% per annum. Principal and accrued interest became due on January 5, 1999. During February 2000, management elected to convert the then outstanding note and accrued interest balance into a capital contribution.

         In August 1999, the Company obtained a 50% interest in a limited liability corporation that designs, manufactures and installs an FAA approved conversion kit that converts certain Boeing 727 aircraft from passenger configuration to cargo configuration. The initial investment was $2,500. In March 2000, the Company invested an additional $1,700. The Company accounts for the investment under the equity method.

         The total carrying value of the equity investments, including notes receivable and accrued interest, at December 31, 1998 and 1999 was $4,419, and $7,647, respectively, and is included in other assets in the accompanying consolidated balance sheets. Summarized balance sheet information for the equity investments as of December 31, 1998 and 1999 is as follows:

                         1998     1999
                        -------  -------
Current assets          $18,294  $14,741
Noncurrent assets         1,351    3,150
Current liabilities       8,150    3,622
Noncurrent liabilities    2,000    2,000

         Summarized results of operations for the equity investments for the years ended December 31, 1997, 1998 and 1999 are as follows:

                     1997      1998      1999
                   --------   -------  -------
Net sales          $ 17,810   $45,483  $38,338
Gross profit          3,578     7,754    7,341
Net income (loss)      (569)    5,557    5,298

INTANGIBLE ASSETS

         The costs associated with obtaining financing are included in the accompanying consolidated balance sheets as deferred financing costs and are being amortized over the initial terms of the loans to which such costs relate. Amortization expense for the years ended December 31, 1997, 1998 and 1999 was $386, $949 and $1,724, respectively. In February 1998, the Company completed the offering and sale of $165,000 of its senior subordinated notes and used a portion of the proceeds to retire existing term and revolving indebtedness. In connection with these transactions, the Company wrote off the deferred financing costs related to the term loans and recognized an extraordinary item in the accompanying consolidated statement of operations. See Note 6. The cost and accumulated amortization of deferred financing costs as of December 31, 1998 and 1999 is as follows:

                            1998      1999
                          -------   --------
Original basis            $ 9,378   $ 10,951
Accumulated amortization   (1,274)    (2,998)
                          -------   --------
                          $ 8,104   $  7,953
                          =======   ========

         The excess of the purchase price over the fair values of the net assets acquired from acquisitions of businesses has been recorded as goodwill and is being amortized on a straight-line basis over 20 years. Effective January 1, 1999, the Company revised the estimated fair market values allocated to goodwill and inventories relating to an acquisition accounted for under the purchase method. This revision resulted in a reduction to goodwill and increase in inventories of $1,410. Amortization expense for the years ended December 31, 1997, 1998 and 1999 was $190, $1,679 and $3,255, respectively. Goodwill and accumulated amortization as of December 31, 1998 and 1999 is as follows:

                            1998       1999
                          --------   --------
Original basis            $ 58,805   $ 72,118
Accumulated amortization    (1,869)    (5,124)
                          --------   --------
                          $ 56,936   $ 66,994
                          ========   ========

         The Company continually evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of intangible assets or whether the remaining balance of intangible assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the intangible assets in measuring whether there is an impairment. Measurement of the amount of impairment may be based upon appraisals, market values of similar assets or estimated discounted cash flow resulting from the use and ultimate disposition of the asset.

DEFERRED INCOME

         Advance payments and deposits received on operating leases are initially deferred and subsequently recognized as the Company's obligations under the lease agreements are fulfilled.

ENVIRONMENTAL COSTS

         Environmental expenditures that relate to current operations are expensed. Remediation costs that relate to existing conditions caused by past operations are accrued when it is probable that these costs will be incurred and can be reasonably estimated. Environmental costs are included in operating expenses in the accompanying consolidated statements of operations.

STOCK COMPENSATION PLANS

         The Company accounts for the fair value of its grants under its stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") on January 1, 1996.

INCOME TAXES

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets or liabilities are computed based upon the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability from period to period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance would be included in the provision for deferred income taxes in the period of change.

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

COMPREHENSIVE INCOME

         For all periods presented, comprehensive income is equal to historical net income or loss.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual and interim financial reports to shareholders. It also establishes standards for related disclosures about an enterprise's business segments, products, services, geographic areas and major customers. SFAS No. 131, which supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise" but retains the requirement to report information about major customers and requires that a public company report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 requires that a public company report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. The Company adopted SFAS No. 131 effective December 31, 1998.

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

         In January 2000, Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 101 regarding revenue recognition was issued. SAB 101 clarifies issues relating to revenue recognition in financial statements including income statement presentation and disclosure. SAB 101 is effective for fiscal quarters beginning after March 15, 2000. The Company is currently assessing the impact of the future adoption of SAB 101.

NOTE 2 - BUSINESS COMBINATIONS

ACQUISITIONS ACCOUNTED FOR UNDER THE PURCHASE METHOD OF ACCOUNTING

         In July 1997, Whitehall completed the acquisition of an aircraft maintenance facility for approximately $6,700 in cash and assumed liabilities. This acquisition involved the purchase of inventories, equipment, and certain intangible assets.

         In October 1997, the Company completed the acquisition of substantially all of the assets of the business of Kratz-Wilde Machine Company, a Kentucky corporation ("Kratz-Wilde") for $39,600 in cash and notes and the assumption of certain liabilities of Kratz-Wilde in the approximate amount of $2,200. (See
Note 6).

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

         In September 1998, the Company completed the acquisition of Triad International Maintenance Corporation ("TIMCO") for $63,300 in cash. (See Note
6). Additionally, as a part of the transaction, the Company agreed to guarantee certain industrial revenue bond financing incurred in connection with the development of TIMCO's Greensboro operating facilities, in the approximate amount of $11,700 and the Company has posted an irrevocable letter of credit to secure its obligations thereunder.

         In August 1999, the Company completed the acquisition of the assets of Kitty Hawk, Inc.'s airframe and JT8D engine maintenance operations ("TIMCO Oscoda") located in Oscoda, Michigan and entered into agreements to provide heavy airframe and engine maintenance services to Kitty Hawk for a three-year period. Under the terms of the acquisition agreement, the Company paid $18,080 in cash and will deliver $3,500 in purchase credits to Kitty Hawk during future periods. The pre-acquisition operations of Kitty Hawk, Inc.'s airframe and JT8D engine maintenance operations were not material to the operations of the Company for 1998 or 1999.

         The Company's acquisitions of Kratz-Wilde, Caribe, AIDI, TIMCO and TIMCO Oscoda have been accounted for under the purchase method of accounting and accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon the fair values at the date of acquisition, and their results of operations have been included in the accompanying consolidated financial statements from the date of acquisition.

         Unaudited pro forma consolidated results of operations assuming Aero Corp-Macon, Kratz-Wilde, Caribe, AIDI and TIMCO acquisitions had occurred at the beginning of the periods presented are as follows:

                                                           December 31,
                                                        ------------------
                                                          1997      1998
                                                        --------  --------
Revenue                                                 $503,100  $614,900
Income before extraordinary item                           3,700    27,700
Net income                                                 3,700    27,100
Diluted earnings per share before extraordinary item        0.29      2.13

         The unaudited pro forma results of operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of January 1, 1997.

ACQUISITIONS ACCOUNTED FOR UNDER THE POOLING OF INTERESTS METHOD OF ACCOUNTING

         Shares issued to consummate acquisitions accounted for under the pooling of interests method of accounting are reflected as outstanding for all periods presented in the accompanying consolidated financial statements.

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

         Details of the results of operations of ASC and the pooled entities for the periods before the pooling of interest combinations were consummated are as follows:

                                 1997        1998
                               ---------   --------
Operating revenues:
         ASC                   $ 230,181   $414,318
         Aerocell and Apex        26,566         --
         Whitehall                65,791     86,498
                               ---------   --------
                               $ 322,538   $500,816
                               =========   ========
Income (loss)
  before extraordinary item:
         ASC                   $  13,653   $ 19,977
         Aerocell and Apex         3,128         --
         Whitehall               (11,937)     6,115
                               ---------   --------
                               $   4,844   $ 26,092
                               =========   ========

PURCHASE PRICE ALLOCATIONS

         The purchase price allocations for business combinations accounted for under the purchase method of accounting (including historical accounts of immaterial acquisitions accounted for under the pooling of interests method of accounting) were as follows:

                                Year ended December 31,
                            ------------------------------
                              1997       1998       1999
                            --------   --------   --------
Accounts receivable, net    $  7,011   $ 31,874   $     --
Inventories                    8,803     15,057      3,535
Prepaid expenses                  19      1,127         --
Deposits and other               619        483      1,000
Fixed assets                  21,962     22,245      2,322
Goodwill                      17,902     40,903     14,723
Accounts payable              (2,328)    (8,842)        --
Accrued expenses              (2,632)   (16,424)    (3,500)
Deferred income taxes           (557)        --         --
Notes payable                 (3,446)    (5,000)        --
Capital lease obligations     (4,290)        --         --
Common stock issued           (1,616)    (5,720)        --
                            --------   --------   --------
Cash used in acquisitions,
  net of cash acquired      $ 41,447   $ 75,703   $ 18,080
                            ========   ========   ========

NOTE 3 - ADJUSTMENTS TO CARRYING VALUE OF CERTAIN ASSETS AND OTHER CHARGES

         During the quarter ended December 31, 1999, the Company recorded adjustments to the carrying value of certain assets and other charges totaling approximately $60,858. These charges include a reduction in the carrying value of the Company's inventory at December 31, 1999 of $23,351 primarily relating to inventory held for sale by the Company's redistribution operations, a $9,830 write-down in the carrying value of the four A-300 aircraft owned by the Company and included in inventory, and a $7,700 write-down of capitalized costs previously expended relating to the development of a new software system which has not been implemented and will not be completed. Also included in these charges is a $7,747 addition to the allowance for doubtful accounts receivable, $4,800 of accrued expenses relating to the runoff of one of the Company's health insurance plans, $2,000 of Year 2000 remediation costs, accrued severance and increased professional fees of $1,163 and the write-off of financing fees relating to a new credit facility which did not close and miscellaneous deposits and other assets which have been determined not to be collectible of $4,267. These charges are substantially non-cash items.

         Of the total charges and adjustments, approximately $33,181 and $19,977 is included in cost of sales and services and operating expenses, respectively, in the accompanying consolidated statement of operations for the year ended December 31, 1999. The write-down of capitalized costs relating to development of new software of $7,700 is included in other expense (income).

NOTE 4 - ACCOUNTS RECEIVABLE

         The Company distributes products to commercial airlines, air cargo carriers, distributors, maintenance facilities, corporate aircraft operators and other companies. The Company performs periodic credit evaluations of its customers' financial conditions and provides allowances for doubtful accounts as required. Accrued sales not billed for aircraft maintenance services are billed on the basis of contract terms (which are generally on completion of an aircraft) and deliveries. Accrued sales not billed amounted to $23,862 and $45,074 at December

31, 1998 and 1999, respectively, and are included in accounts receivable in the accompanying consolidated balance sheets.

         The Company's top ten customers combined accounted for approximately 29%, 38% and 45% of operating revenues, for the years ended December 31, 1997, 1998 and 1999, respectively. One customer accounted for 12% of operating revenues for the year ended December 31, 1999. No customer accounted for greater than 10% of accounts receivable as of December 31, 1998 or 1999.

NOTE 5 - EQUIPMENT ON LEASE

         In the normal course of business, the Company leases engines and spare parts to third parties pursuant to noncancelable operating leases ranging from one to ten years. The cost and accumulated amortization of equipment on lease are as follows:

                                 December 31,
                             -------------------
                               1998       1999
                             --------   --------
Equipment on lease, at cost  $ 31,368   $ 19,755
Accumulated amortization       (3,014)    (2,362)
                             --------   --------
                             $ 28,354   $ 17,393
                             ========   ========

         Deposits of $799 and $1,113, as of December 31, 1998 and 1999, respectively, received on outstanding leases are recorded as deferred income in the accompanying consolidated balance sheets and will be applied in connection with the final settlement of these leases. Amortization expense on equipment on lease amounted to $1,923, $2,018 and $2,151 for the years ended December 31, 1997, 1998 and 1999, respectively. Future minimum lease payments receivable under outstanding leases are as follows:

        Years Ending December 31,
        -------------------------
                  2000                             $ 2,831
                  2001                               2,224
                  2002                               1,199
                  2003                                 269
                                                   -------
                                                   $ 6,523
                                                   =======

NOTE 6 - NOTES PAYABLE AND REVOLVING LOAN

         At December 31, 1998 and 1999, notes payable and revolving loan consisted of the following:

                                                December 31,
                                            ---------------------
                                              1998        1999
                                            ---------   ---------
Revolving loan                              $ 174,007   $ 269,580
Senior subordinated notes, net of discount    164,163     164,254
Term loan - leased assets                      16,589       1,203
Notes payable to prior owners of
  acquired companies                            7,200       3,750
                                            ---------   ---------
                                              361,959     438,787
Less--current maturities                     (178,915)   (273,467)
                                            ---------   ---------
Net long-term notes payable                 $ 183,044   $ 165,320
                                            =========   =========

         Future maturities of notes payable and revolving loan at December 31, 1999 are as follows:

       Years Ending December 31,
       -------------------------
                 2000                             $273,467
                 2001                                  274
                 2002                                  792
                 2008                              164,254
                                                  --------
                                                  $438,787
                                                  ========

SENIOR CREDIT FACILITY

         In July 1996, the Company entered into a new credit facility with a group of financial institutions (the "Credit Facility"). The Credit Facility consisted of (a) a term loan facility in an original principal amount of $20,000 and (b) a $50,000 revolving loan, letter of credit and acquisition loan facility.

         In October 1997, in connection with the acquisition of Kratz-Wilde, the Company amended its Credit Facility (the "Amended Credit Facility"). The Amended Credit Facility consisted of: (a) term loans of $55,600, and (b) a revolving loan and letter of credit facility of $91,400. The term loan portion of the Amended Credit Facility was repayable in quarterly installments through July 31, 2002 and the revolving loan portion of the Amended Credit Facility was due and payable on July 31, 2002.

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

         In September 1998, in connection with the acquisition of TIMCO, the Company further amended its Amended Credit Facility to increase the revolving loan and letter of credit facility to $200,000, up to $30,000 of which may be outstanding letters of credit. In November 1998 and May 1999, the Amended Credit Facility was further amended to increase the revolving loan and letter of credit facility to $250,000 and $300,000, respectively.

         Borrowings under the Amended Credit Facility are secured by a lien on substantially all of the Company's assets and the borrowing base consists of substantially all of the Company's receivables and inventory. Interest under the Amended Credit Facility is, at the option of the Company, (a) prime plus a margin, or (b) LIBOR plus a margin, where the respective margin determination is made based upon the Company's financial performance over a 12 month period (ranging from 0.0% to 1.0% in the event prime is utilized, or

1.125% to 2.5% in the event LIBOR is utilized). At December 31, 1999, the margin was 0.75% for prime rate loans and 2.25% for LIBOR rate loans.

         The Amended Credit Facility contains certain financial covenants regarding the Company's financial performance and certain other covenants, including limitations on the amount of annual capital expenditures and the incurrence of additional debt, and provides for the suspension of borrowing and repayment of all debt in the event of a material adverse change in the business of the Company or a change in control. A default under the Amended Credit Facility could potentially result in a default under other agreements to which the Company is a party including its lease agreements. In addition, the Amended Credit Facility requires mandatory repayments from the proceeds of a sale of assets or an issuance of equity or debt securities or as a result of insufficient collateral to meet the borrowing base requirements thereunder. At December 31, 1999, the Company was not in compliance with certain of the financial covenants contained in the Amended Credit Facility. The financial institutions which are party to the Amended Credit Facility have agreed to forbear in regards to these covenant violations and other matters until May 31, 2000 and they have increased the interest rate on the Amended Credit Facility by 2%. During this period, the Company intends to pursue a new credit facility with its lenders. There can be no assurance that the Company will successfully execute a new credit facility during this period and failure of this to occur would likely have a material adverse effect upon the Company. At December 31, 1999, $6,828 was available for borrowing under the Amended Credit Facility and outstanding letters of credit aggregated $23,592.

         In February 2000, the Company executed a $15,500 term loan with the financial institution which is the agent to the Amended Credit Facility. The term loan matures in February 2001, bears interest at 12% and contains financial covenants which are consistent with the Amended Credit Facility. Under the term loan agreement, the Company also granted warrants to purchase 129 shares of common stock exercisable for nominal consideration at any time until December 31, 2005. If the term loan is not repaid in full, the warrants entitle the holder to require the Company, subsequent to July 31, 2000 and subject to a vesting schedule, to repurchase the warrants or common shares issued pursuant to the warrants.

SENIOR SUBORDINATED NOTES

         In February 1998, the Company sold $165,000 of senior subordinated notes with a coupon rate of 8.125% at a price of 99.395%. The proceeds of the sale were used to repay all amounts then outstanding under the Company's Amended Credit Facility and to fund the cash requirements related to the acquisition of Caribe and AIDI. The senior subordinated notes mature on February 15, 2008. Interest is payable on February 15 and August 15 of each year, commencing August 15, 1998. The senior subordinated notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt, including indebtedness outstanding under the Amended Credit Facility and under facilities which may replace the Amended Credit Facility in the future. In addition, the senior subordinated notes are effectively subordinated to all secured obligations to the extent of the assets securing such obligations, including the Amended Credit Facility.

         The indenture pursuant to which the senior subordinated notes have been issued permits the Company and its subsidiaries to incur substantial additional indebtedness, including additional senior debt. Under the indenture, the Company may borrow unlimited additional amounts so long as after incurring such debt it meets a fixed charge coverage ratio for the most recent four fiscal quarters of
2.0 to 1 until February 15, 2000 and 2.25 to 1 thereafter. Additionally, the indenture allows the Company to borrow and have outstanding additional amounts of indebtedness (even if it does not meet the required fixed charge coverage ratios), up to enumerated limits. The senior subordinated notes are also effectively subordinated in right of payment to all existing and future liabilities of any of the Company's subsidiaries which do not guarantee the senior subordinated notes.

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

         Upon the occurrence of a change of control, the Company will be required to make an offer to repurchase all or any part of each holder's senior subordinated notes at a repurchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the repurchase date. There can be no assurance that the Company will have the financial resources necessary to purchase the senior subordinated notes upon a change of control or that such repurchase will then be permitted under the facility.

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

OTHER LOANS

         The Company has a term loan agreement in the aggregate principal amount of $1,600 to finance certain equipment and rotable parts on long-term lease which secure the loan. The loan bears interest of 8.21% and is payable monthly through August 2002. The loan contains financial and other covenants and mandatory prepayment events, as defined. At December 31, 1999, the Company was in compliance with all covenants of this loan.

         In connection with the acquisition of Kratz-Wilde (see Note 2), a subsidiary of the Company delivered a non-interest bearing promissory note (guaranteed by the Company) to the sellers in the original principal amount of $2,200. The final payment of $1,250 was made on January 1, 2000. Interest on this note has been imputed at 8%. In connection with the acquisition of Caribe and AIDI (see Note 2), a subsidiary of the Company delivered to the sellers a promissory note in the original principal amount of $5,000, which was guaranteed by the Company. The note is payable over a two year period with an interest rate of 8% per annum. The final payment of $2,500 was made in March 2000.

NOTE 7 - RELATED PARTY TRANSACTIONS

         The Company leases its current corporate headquarters and warehouse in Miami, Florida (the "Miami Property") from an entity controlled by certain shareholders of the Company. The lease on the Miami Property calls for annual payments in the amount of $893 expiring on December 2, 2014. In connection with the purchase of the Miami Property by the related party, the Company made an unsecured $2,466 loan to the related party, which bears interest at 8% per annum. The loan is being repaid in monthly installments with any remaining outstanding principal and interest due on December 2, 2004. The remaining outstanding balance of $2,099 as of December 31, 1999 is reflected as amounts due from related parties in the accompanying consolidated balance sheets. As discussed in Note 10, the Company intends to move to a new corporate headquarters and warehouse facility during April 2000. Management believes that it will be relieved of its remaining obligations under the lease agreement relating to its current corporate headquarters.

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

         At December 31, 1997, as payment of bonuses, six officers of the Company were each granted 3 shares of the Company's common stock. The fair value of these shares on the date of issuance, $677, has been included in general and administrative expenses in the accompanying 1997 consolidated statement of operations. On June 18, 1998, the Compensation Committee of the Company's Board of Directors rescinded this share grant. No consideration was provided or will be provided in the future in connection with the rescission.

NOTE 8 - PREFERRED SHARE PURCHASE RIGHTS

         On November 2, 1999, the Company declared a dividend distribution of one Preferred Share Purchase Right (a "Right") on each outstanding share of its common stock. Each Right will entitle shareholders to buy one one-thousandth of a share of newly created Series A Junior Participating Preferred Stock of the Company at an initial exercise price of $90.00. In general, the Rights become exercisable if a person or group hereafter acquires 15% or more of the common stock of the Company or announces a tender offer for 15% or more of the common stock. The Board of Directors will in general be entitled to redeem the Rights at one percent per Right at any time before any such person hereafter acquires 15% or more of the outstanding common stock.

         In March 2000, the Company amended the rights agreement to allow a stockholder to acquire beneficial ownership of up to 25% of the outstanding shares of the Company. Simultaneously, the stockholder agreed not to engage in certain activities without the prior approval of a majority of the Company's disinterested board members.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

LITIGATION AND CLAIMS

         On November 26, 1997, the Company settled an outstanding legal claim against a former employee and shareholder of the Company. As part of this settlement, the employee agreed to leave the Company and transfer 75 shares of the Company's common stock back to the Company, which shares were immediately retired. The fair value of the shares at the date of the settlement, $2,625, is included in the accompanying 1997 statement of operations, as a gain on litigation settlement with former employee.

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

         Several lawsuits have been filed against the Company and certain of its officers and directors, and its auditors, in the United States District Court for the Southern District of Florida, which has now been consolidated into a single lawsuit. The complaint, as amended in March 2000, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of, and Rule 10b-5 under, the Securities Exchange Act of 1934. Among other matters, the amended complaint alleges that the Company's reported financial results were materially misleading and violated generally accepted accounting principles. The amended complaint seeks damages and certification of two classes, one consisting of purchasers of the Company's common stock in the June 1999 public offering and one consisting of purchasers of the Company's common stock during the period between March 26, 1998 and January 28, 2000.

         The Company intends to file a motion to dismiss the claims in the consolidated lawsuit. The Company believes that the allegations contained in the complaints are without merit and intends to vigorously defend these and any related actions. Nevertheless, unfavorable resolution of these lawsuits could have a material adverse effect on the Company in one or more future periods.

         The U.S. Securities and Exchange Commission is conducting an informal inquiry into the Company's accounting for certain transactions. The Company intends to cooperate with the SEC in its inquiry.

         The Company is also involved in various lawsuits and other contingencies arising out of operations in the normal course of business. In the opinion of management, the ultimate resolution of these claims and lawsuits will not have a material adverse effect upon the financial position of the Company.

ENVIRONMENTAL MATTERS

         The Company is taking remedial action pursuant to Environmental Protection Agency and Florida Department of Environmental Protection ("FDEP") regulations at TIMCO-Lake City. Ongoing testing is being performed and new information is being gathered to continually assess the impact and magnitude of the required remediation efforts on the Company. Based upon the most recent cost estimates provided by environmental consultants, the Company believes that the total remaining testing, remediation and compliance costs for this facility will be approximately $1,400. Testing and evaluation for all known sites on TIMCO-Lake City's property is substantially complete and the Company has commenced a remediation program. The Company is currently monitoring the remediation, which will extend into the future. Subsequently, the Company's accruals were increased because of this monitoring, which indicated a need for new equipment and additional monitoring. Based on current testing, technology, environmental law and clean-up experience to date, the Company believes that it has established an accrual for a reasonable estimate of the costs associated with its current remediation strategies. To comply with the financial assurances required by the FDEP, the Company has issued a $1,700 standby letter of credit in favor of the FDEP.

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

         The Company owns a parcel of real estate on which Whitehall previously operated an electronics business, and is currently assessing environmental issues with respect to this property. When the Company acquired Whitehall, its environmental consultants estimated that remediation costs relating to this property could be up to $1,000.

         Accrued expenses in the accompanying December 31, 1998 and 1999 consolidated balance sheets include $3,148 and $2,028, respectively, related to obligations to remediate the environmental matters described above. Future information and developments will require the Company to continually reassess the expected impact of the environmental matters discussed above. Actual costs to be incurred in future periods may vary from the estimate, given the inherent uncertainties in evaluating environmental exposures. These uncertainties include the extent of required remediation based on testing and evaluation not yet completed and the varying costs and effectiveness of remediation methods.

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

         The Company has purchase commitments to various airlines and manufacturers, whereby pursuant to such agreements, the Company is committed to purchase a minimum amount of inventory from such airlines and manufacturers. Such commitments, which total approximately $75,540 at December 31, 1999 are to be fulfilled over the next four years. In the opinion of management, the Company's commitments will be realized through future sales of inventory owned by such vendors.

         The Company has a commitment with a vendor to convert two Airbus Aircraft from passenger configuration to cargo configuration. The terms of agreement specify that the Company has the right to terminate the agreement; however, the Company could be subject to a termination fee. The termination fee would be calculated as the unused costs incurred by the vendor plus a fee equal to 10% of such unused costs.

NOTE 10 - LEASES

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

         The development of the new facility has been financed by the trust through a $43,000 loan facility provided by a syndicate of financial institutions. Pursuant to the agreements entered into in connection with this financing, the Company is obligated to develop the new facility on behalf of the trust and is responsible for the timely completion thereof within an established construction budget. The Company and substantially all of its subsidiaries have guaranteed the repayment of $37,840 of the trust's obligations under the agreements. The trust's obligations under these agreements are secured by a lien on the real property and improvements comprising the new facility and on the fixtures therein. Further, the Company has posted an irrevocable letter of credit in favor of the trust in the amount of approximately $12,000 to secure both its obligations under the lease and the trust's obligations under these agreements.

         The Company was not in compliance at December 31, 1999 or April 13, 2000 with certain of the financial covenants contained in the lease agreement. The lessor and its lenders have agreed to forbear in regards to these covenant violations and other matters until May 31, 2000. During this period, the Company intends to pursue a replacement of the Amended Credit Facility with its senior lenders. Upon execution of a new credit facility, the covenants and other terms of the lease agreement may be amended.

         The Company leases certain buildings and office equipment under operating lease agreements. Two of the buildings are leased from related parties of the Company (see Note 7). For the years ended December 31, 1997, 1998 and 1999, rent expense under leases amounted to $2,582, $2,423 and $8,112, respectively. Minimum rental commitments under all leases (excluding the operating lease for the new facility discussed above) are as follows:

                               Operating leases
                            ---------------------
                            To related   To third     Capital
Years Ending December 31,     parties     parties      Leases
-------------------------     -------     -------     -------
             2000             $   941     $ 7,632     $   432
             2001                 893       7,042         432
             2002                 893       6,434         432
             2003                 893       6,329         432
             2004                 893       5,956         432
             Thereafter         8,930      42,957       5,796
             Amount related
               to interest         --          --      (3,779)
                              -------     -------     -------
                              $13,443     $76,350     $ 4,177
                              =======     =======     =======

NOTE 11 - SEGMENT INFORMATION

         The Company operates in one business segment, airline services. However, the Company has determined to provide information regarding the following components of its business segment: Distribution ("Distribution"), Maintenance, Repair and Overhaul ("MR&O") and Manufacturing ("Manufacturing"). The Company's businesses are managed together and sell primarily to the same customers.

         Distribution's operations encompass inventory sales, brokering and exchanging of aircraft spare parts. In addition, Distribution provides inventory management services, including consignment, repair management, aircraft disassembly, warehouse management, purchasing services and leasing. MR&O provides heavy airframe maintenance, modification and repair services for commercial, military and freighter aircraft and for a wide range of aircraft components. Manufacturing manufactures various aircraft parts for sale to original equipment manufacturers, including precision engine parts.

         The Company's business is conducted on a global basis with manufacturing, service and sales undertaken in various locations throughout the world. Substantially all of the Company's operating profits and identifiable assets are sourced from or located in the United States. Segment operating income is total segment revenue reduced by operating expenses identifiable with that business segment. Corporate includes general corporate administrative costs.

         The Company evaluates performance and allocates resources based on operating income. The accounting policies of each component of the Company's business segment are the same as those described in the summary of significant accounting policies (see Note 2).

                                    As of or for the Year Ended December 31,
                                    ----------------------------------------
                                        1997         1998         1999
                                      ---------    ---------    ---------
Operating Revenues:
   Distribution                       $ 223,956    $ 274,385    $ 289,754
   MR&O                                  85,079      182,291      369,329
   Manufacturing                         13,788       49,992       44,066
   Accounting eliminations                 (285)      (5,852)     (31,635)
                                      ---------    ---------    ---------
Total Operating Revenues              $ 322,538    $ 500,816    $ 671,514
                                      =========    =========    =========
Income from Operations:
   Distribution                       $  30,890    $  36,520    $ (23,776)
   MR&O                                  (5,959)      21,122       37,279
   Manufacturing                          3,183       10,288        5,085
   Accounting eliminations                  (46)        (455)        (334)
   Corporate general &
     administrative expenses             (3,070)      (6,106)     (13,690)
                                      ---------    ---------    ---------
Total Income from Operations          $  24,998    $  61,369    $   4,564
                                      =========    =========    =========

Assets:
   Distribution                       $ 230,508    $ 341,850    $ 376,005
   MR&O                                  56,396      183,920      300,019
   Manufacturing                         52,424       64,108       65,825
   Corporate                              2,004        9,499       36,943
                                      ---------    ---------    ---------
Total assets                          $ 341,332    $ 599,377    $ 778,792
                                      =========    =========    =========
Capital Expenditures:
   Distribution                       $   2,852    $   8,024    $   8,630
   MR&O                                   3,941        4,793       17,663
   Manufacturing                          1,340        3,801        5,740
                                      ---------    ---------    ---------
Total capital expenditures            $   8,133    $  16,618    $  32,033
                                      =========    =========    =========
Depreciation and Amortization:
   Distribution                       $   2,881    $   4,380    $   5,872
   MR&O                                   1,871        3,476        7,579
   Manufacturing                            867        3,064        3,879
   Corporate                                 --          430          509
                                      ---------    ---------    ---------
Total depreciation and amortization   $   5,619    $  11,350    $  17,839
                                      =========    =========    =========

Operating Revenues by
  Geographical Areas:
   United States                      $ 245,515    $ 409,611    $ 571,130
   Export Sales:
                  Europe                 43,318       62,144       73,949
                  Far East               13,852       10,925       12,265
                  Latin America          19,853       18,136       14,170
                                      ---------    ---------    ---------
Total Operating Revenues              $ 322,538    $ 500,816    $ 671,514
                                      =========    =========    =========

NOTE 12 - EARNINGS PER SHARE

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

                                       Year Ended December 31,
                                      ------------------------
                                       1997     1998     1999
                                      ------   ------   ------
Weighted average shares outstanding
  used in calculating basic
  earnings per share                  12,261   12,277   13,906
Effect of dilutive options               189      419       --
                                      ------   ------   ------
Weighted average common and
  common equivalent shares
  used in calculating diluted
  earnings per share                  12,450   12,696   13,906
                                      ======   ======   ======
Options outstanding which
  are not included in the
  calculation of diluted
  earnings per share because
  their impact is antidilutive           204       55    1,942
                                      ======   ======   ======

         For business combinations accounted for as pooling of interests, earnings per share computations are based on the aggregate of the weighted-average outstanding shares of the constituent businesses, adjusted to equivalent shares of the surviving business for all periods presented.

NOTE 13 - INCOME TAXES

         Income tax expense (benefit) for the years ended December 31, 1997, 1998 and 1999 consists of the following:

                                          Year Ended December 31,
                                     --------------------------------
                                       1997        1998        1999
                                     --------    --------    --------
Current
         Federal                     $  6,544    $ 15,099    $(15,398)
         State                            437       1,493      (1,654)
                                     --------    --------    --------
                                        6,981      16,592     (17,052)
                                     --------    --------    --------
Deferred
         Federal                          142      (1,006)      3,964
         State                            137        (100)       (790)
                                     --------    --------    --------
                                          279      (1,106)      3,174
                                     --------    --------    --------
Total income tax expense (benefit)   $  7,260    $ 15,486    $(13,878)
                                     ========    ========    ========

         The tax effects of temporary differences that give rise to significant portions of deferred tax assets as of December 31, 1998 and 1999 are as follows:

                                               December 31,
                                           -------------------
                                            1998        1999
                                           -------    --------
Deferred tax assets, net:
         Allowance for doubtful accounts   $ 3,827    $  1,891
         Accruals                            1,197      (3,491)
         Writedown of investment             1,800       1,800
         Inventories                         3,151      13,723
         Property and equipment                655        (318)
         Equipment on lease                 (1,161)     (1,161)
         Other                              (1,415)     (7,564)
                                           -------    --------
                                             8,054       4,880
         Less:  valuation allowance         (2,406)     (2,406)
                                           -------    --------
         Net deferred tax assets           $ 5,648    $  2,474
                                           =======    ========

         The Company has established a valuation allowance to offset the deferred tax assets that have resulted from items that will only be deductible when such items are actually incurred. The valuation allowance will be maintained until it is more likely than not that these deferred tax assets will be realized.

         The reconciliation of the federal statutory rate and the Company's effective tax rate is as follows for the years ended December 31, 1997, 1998 and 1999:

                                          Year Ended December 31,
                                          ----------------------
                                          1997     1998     1999
                                          ----     ----     ----
Federal income tax statutory rate         35.0%    35.0%    35.0%
Increases (reductions) in tax rate
  resulting from:
     Change in deferred tax allowance     20.2     (1.4)      --
     State income taxes, net of
       federal tax benefit                 4.9      4.4      4.3
     Other                                (0.8)     0.5     (1.7)
                                          ----     ----     ----
Effective income tax rate                 59.3%    38.5%    37.6%
                                          ====     ====     ====

NOTE 14 - STOCK OPTION PLANS

         The Company has two stock option plans (the "Plans"), (i) the 1996 Director Stock Option Plan (the "Director Plan"), under which options to acquire a maximum of the greater of 150 shares or 2% of the number of shares of Common Stock then outstanding may be granted to directors of the Company, and (ii) the 1996 Stock Option Plan, as amended (the "1996 Plan"), under which options to acquire a maximum of the greater of 2,250 shares of Common Stock or 15% of the number of shares of Common Stock then outstanding may be granted to executive officers, employees (including employees who are directors), independent contractors and consultants of the Company. The price at which the Company's common stock may be purchased upon the exercise of options granted under the Plans will be required to be at least equal to the per share fair market value of the Common Stock on the date the particular options are granted. Options granted under the Plans may have maximum terms of not more than ten years. Generally, options granted under the Plans may be exercised at any time up to three months after the person to whom such options were granted is no longer employed or retained by the Company or serving on the Company's Board of Directors.

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

         On January 1, 1999, the Company entered into employment agreements with certain executive officers. The employment agreements provided for option grants to purchase 700 shares of common stock (granted outside of any plan) at $40.625 per share, with one-third of the options granted vesting on January 1, 2000, one-third of the options granted vesting on January 1, 2001, and one-third of the options granted vesting on January 1, 2002.

         The following summarizes outstanding stock options:

                                                         Weighted
                                                          Average
                                           Total       Exercise Price
                                           -----       --------------
Options outstanding at
  December 31, 1996                          456           $19.38
         Granted                             381            25.47
         Cancelled                           (43)           23.01
         Exercised                           (48)           16.51
                                           -----           ------
Outstanding at December 31, 1997             746            23.10
         Granted                             446            27.93
         Cancelled                            (6)           22.85
         Exercised                          (101)           17.98
                                           -----           ------
Outstanding at December 31, 1998           1,085            24.15
         Granted                           1,127            35.70
         Cancelled                           (70)           24.95
         Exercised                          (200)           25.87
                                           -----           ------
Outstanding at December 31, 1999           1,942           $30.65
                                           =====           ======
Options exercisable:
At December 31, 1999                         864           $26.30
Available to grant under Plans
  at December 31, 1999                     1,008

         The following table summarizes information about outstanding and exercisable stock options at December 31, 1999:

                                Outstanding               Exercisable
                          ------------------------  ------------------------
                                   Weighted average         Weighted average
                                      remaining                 exercise
Range of exercise prices   Shares  contractual life  Shares       price
------------------------   ------  ----------------  ------  ----------------
$ 11.00  -  $ 19.00          239         7.6          223         $  15.24
  19.01  -    27.00          500         8.8          243            24.71
  27.01  -    35.00          290         8.4          232            30.47
  35.01  -    44.00          913         8.9          166            37.62
-------------------        -----         ---          ---         --------
$ 11.00  -  $ 44.00        1,942         8.6          864         $  26.30
===================        =====         ===          ===         ========

         The Company accounts for the fair value of its option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" whereby no compensation cost related to stock options is deducted in determining net income. Had compensation cost for the Company's stock option plans been determined pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net income and earnings per share would have decreased accordingly. Using the Black-Scholes option pricing model, the Company's pro forma net income
(loss), pro forma earnings (loss) per share and pro forma weighted average fair value of options granted, with related assumptions, are as follows:

                                           Year Ended December 31,
                                    --------------------------------------
                                        1997          1998          1999
                                    ----------    ----------    ----------
Pro forma net income (loss)            $ 3,346      $ 19,887     $ (26,934)
Pro forma basic earnings (loss)
  per share                               0.27          1.62         (1.94)
Pro forma diluted earnings (loss)
  per share                               0.27          1.57         (1.94)
Risk free interest rates                     7%            5%            6%
Expected lives                      7-10 years    7-10 years    7-10 years
Expected volatility                         40%           40%           62%
Weighted average grant date
  fair value                           $ 16.35      $  16.43     $   26.80

NOTE 15 - SAVINGS PLAN

         Effective January 1, 1995, the Company established a qualified defined contribution plan (the "Plan") for eligible employees. The Plan provides that employees may contribute up to the maximum percent of pretax earnings as allowed by the U.S. tax code and the Company may elect, at its discretion, to make contributions to the Plan in any year. The Company contributed approximately $296, $810 and $3,629 to the Plan in 1997, 1998 and 1999, respectively. The Company does not provide retired employees with health or life insurance benefits.

         Whitehall had a voluntary 401(k) savings plan for eligible employees. At its discretion, Whitehall contributed 50% of employee contributions, up to 1.5% of the employee's base salary. Contributions totaled approximately $86 in 1997.

NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED)

         Results for the quarterly periods in the year ended December 31, 1998 have been restated for pooling transactions. See Note 2.

                                 First       Second        Third       Fourth
                                Quarter      Quarter      Quarter      Quarter
                               ---------    ---------    ---------    ---------
Year Ended December 31, 1998:
-----------------------------
Operating revenues             $ 102,174    $ 109,135    $ 127,469    $ 162,038
Income from operations            10,436       13,420       17,732       19,781
Net income                         3,748        5,600        7,921        8,224
Diluted income before
  extraordinary item per share      0.35         0.44         0.63         0.64
Diluted net income per share        0.30         0.44         0.63         0.64


                                 First       Second        Third       Fourth
                                Quarter      Quarter      Quarter      Quarter
                               ---------    ---------    ---------    ---------
Year Ended December 31, 1999:
-----------------------------
Operating revenues             $ 177,958    $ 179,289    $ 169,213    $ 145,054
Income (loss) from operations     20,919       23,401       20,143      (59,899)
Net income (loss)                  7,917        9,503        7,345      (46,488)
Diluted net income (loss)
  before extraordinary item
  per share                         0.61         0.71         0.48        (3.10)
Diluted net income  (loss)
  per share                         0.61         0.71         0.48        (3.10)

         In connection with the preparation of its consolidated financial statements for the year ended December 31, 1999, the Company identified several transactions which, after review, should not have been recorded as revenues in its books and records. Based upon these findings, in early February 2000, the Company's Board of Directors organized a special committee to review certain matters relating to the Company's accounting and sales practices. The committee retained outside professionals to conduct an in-depth review and investigation of these matters, which has now been concluded.

         The Company has concluded that seven 1999 transactions and one 1998 transaction arising in its redistribution operation should have been accounted for as exchange transactions rather than as sales. The Company has also concluded that seven additional 1999 transactions arising in its redistribution operation should not have been recorded as sales due to certain contingencies associated with the transactions that had not been resolved at the date of the sales. In the aggregate, these 1999 transactions represented $32,719 of revenues and $7,269 of gross margin, representing approximately 4.8% and 6.5% of the revenues and gross margin for the 1999 fiscal year, respectively. The 1998 transaction represented an aggregate of $12,780 of revenue and $3,110 of gross margin, or approximately 2.6% and 2.5% of the fiscal 1998 revenue and gross margin, respectively. The Company has determined that this transaction was not material to the previously reported 1998 financial results. The Company is currently evaluating whether to restate its previously filed 1999 quarterly financial statements as a result of these 1999 transactions.

         The operating results for the quarterly periods in the year ended December 31, 1999 including the potential effects of the adjustments for these transactions would be as follows:

                                         Year Ended December 31, 1999
                               ------------------------------------------------
                                 First       Second        Third       Fourth
                                Quarter      Quarter      Quarter      Quarter
                               ---------    ---------    ---------    ---------
Operating revenues             $ 171,358    $ 169,040    $ 161,942    $ 169,174
Income (loss) from operations     19,219       21,196       19,067      (54,918)
Net income (loss)                  6,897        8,180        6,699      (43,499)
Diluted income (loss)
  before extraordinary item
  per share                         0.53         0.61         0.44        (2.90)
Diluted net income (loss)
  per share                         0.53         0.61         0.44        (2.90)


         See Note 3 for a discussion of the charges recorded in the fourth quarter of 1999.

                                   SCHEDULE II

                     AVIATION SALES COMPANY AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED DECEMBER 31, 1999
                                 (In thousands)

                                            Additions
                            Balance at      Charged to
                           Beginning of      Cost and                                           Balance at
                               Year          Expenses         Other (A)     Deductions (B)      End of Year
                           ------------     ----------        ---------     --------------      -----------
Allowance for doubtful
  accounts receivable:

Year Ended December 31,
                  1997       $ 4,298          $ 8,157          $   --           $5,133            $ 7,322
                             =======          =======          ======           ======            =======
                  1998       $ 7,322          $ 1,692          $5,304           $1,829            $12,489
                             =======          =======          ======           ======            =======
                  1999       $12,489          $12,560          $   --           $5,807            $19,242
                             =======          =======          ======           ======            =======

------------
(A) Represents allowance for doubtful accounts acquired in purchase accounting.
(B)      Represents accounts receivable written-off.

                                 EXHIBIT INDEX

   EXHIBIT      DESCRIPTION
   -------      -----------

    10.40 Amendment No. 9, Standstill and Waiver, dated March 31, 2000, to Third Amended and Restated Credit Agreement

    10.41 Standstill Agreement, dated March 31, 2000 with First Security Bank and NationsBank

     21.1   List of Subsidiaries of Registrant

     23.1   Consent of Arthur Andersen LLP

     27.1   Financial Data Schedule