Form 10-K/A
period 1999-12-31
AVIATION SALES CO
filed 2000-05-01
CIK 1012159

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                                   FORM 10-K/A

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                           Commission File No. 1-11775

                             AVIATION SALES COMPANY
                             ----------------------
               (Exact name of issuer as specified in its charter)


                      DELAWARE                          65-0665658
          --------------------------------         ---------------------
          (State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization)           Identification No.)


        3701 FLAMINGO ROAD, MIRAMAR, FLORIDA             33027
      ----------------------------------------      --------------
      (Address of principal executive offices)        (Zip Code)

                                 (954) 538-2000
                                 --------------
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

                                                                    None

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The purpose of this Amendment No. 1 on Form 10-K/A of Aviation Sales Company (the "Company") is to amend the Company's previously filed Form 10-K for the year ended December 31, 1999 to add the information required by Items 10, 11, 12 and 13 of Part III of Form 10-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT BOARD OF DIRECTORS

         The certificate of incorporation and bylaws of the Company presently provide for a board of directors divided into three classes, as nearly equal in size as possible, with staggered terms of three years. At the date of this report, the members of the Company's board of directors and the expiration of their terms as directors are as follows:

                                                                                                              TERM
NAME                                  AGE            POSITIONS                                               EXPIRES
----                                  ---            ---------                                               -------
Dale S. Baker....................     42             Chairman of the Board, President and
                                                        Chief Executive Officer                                2002

Harold M. Woody..................     54             Director and Executive Vice President
                                                        and President of the Company's leasing
                                                        operations                                             2000

Robert Alpert....................     50             Director                                                  2001

Sam Humphreys....................     40             Director                                                  2000

Philip B. Schwartz...............     46             Director and Corporate Secretary                          2001

Roy T. Rimmer, Jr................     58             Director                                                  2001

BUSINESS EXPERIENCE

         DALE S. BAKER has been President and Chief Executive Officer of the Company and its predecessors since February 1992. Prior to joining the Company, Mr. Baker was Senior Vice President and Manager of GE Capital's Corporate Investment Finance Group. Mr. Baker has been a director since June 1996.

         HAROLD M. WOODY has been Executive Vice President of the Company and its predecessors since February 1992 and the President of the Company's leasing operations since March 1997. Mr. Woody has been a director since June 1996.

         ROBERT ALPERT is a private investor. In addition to his investment in the Company, Mr. Alpert has invested significantly in business ventures in the steel, environmental, waste and oil service industries. Mr. Alpert has been a director since June 1996.

         SAM HUMPHREYS is engaged in venture capital and private equity investing. Between January 1996 and January 2000, Mr. Humphreys was a Managing Director of Main Street Merchant Partners, a merchant banking firm, and its predecessors. From April 1993 until March 1997, Mr. Humphreys held various executive positions with U.S. Delivery Systems, Inc., a provider of same-day local delivery services, and Envirofil, Inc., an environmental services company. Mr. Humphreys is also a director of IFCO Systems, a provider of round-trip container services. Mr. Humphreys has been a director since June 1996.

         PHILIP B. SCHWARTZ is a shareholder in the Florida law firm of Akerman, Senterfitt & Eidson, P.A., practicing in the firm's Miami office. Prior to joining Akerman Senterfitt in September 1995, Mr. Schwartz was a partner with Broad and Cassel, Miami, Florida, for five years. Mr. Schwartz is a member of The Florida Bar and the American Bar Association and a former Chair of the Business Law Section of The Florida Bar. Akerman Senterfitt performs legal services for the Company. Mr. Schwartz has been a director since June 1998 and Corporate Secretary since March 1999.

         ROY T. RIMMER, JR. has been a director of the Company since January 2000. Mr. Rimmer is the chairman and CEO of Producers Pipeline Corporation and Chairman and CEO of Warner Internet Ventures, Inc. Mr. Rimmer is also a director of Telescan, Inc. and Iteq, Inc.

EXECUTIVE OFFICERS

         The following list reflects the executive officers of the Company, as of the date of this report, the capacity in which they serve the Company, and when they assumed office:

                                                                                                        EXECUTIVE
NAME                                AGE          POSITIONS                                            OFFICER SINCE
----                                ---          ---------                                            -------------
Dale S. Baker                       42           President and Chief Executive Officer                February 1992

Harold M. Woody                     54           Executive Vice President of the Company and
                                                     President of the Company's leasing operations    February 1992

Benito Quevedo                      46           Senior Vice President of the Company and
                                                        President of the Company's distribution and
                                                        maintenance and repair operations             July 1998

Michael C. Brant                    37           Vice President and Chief Financial Officer           November 1999

Jerry Horton                        48           President of the Company's
                                                      manufacturing operations                        October 1999

Laura DeCespedes                    43           Vice President, Human Resources                      January 1999

Gary Eakins                         46           Vice President and Chief Legal Officer               July 1998

BUSINESS EXPERIENCE

         DALE S. BAKER. See the biographical information contained in "Board of Directors" above.

         HAROLD M. WOODY. See the biographical information contained in "Board of Directors" above.

         BENITO QUEVEDO has been Senior Vice President of the Company and President of the Company's maintenance and repair operations since July 1998. Mr. Quevedo has also been the President of the Company's distribution operations since March 2000. Prior to joining the Company, Mr. Quevedo was the principal shareholder and President of Caribe Aviation, Inc. and Aircraft Interior Design, Inc.

         MICHAEL C. BRANT has been Vice President and Chief Financial Officer of the Company since November 1999. Prior to joining the Company, from April 1999 to December 1999, Mr. Brant was a Vice President at Becker Financial Services. Prior thereto, for more than five years, Mr. Brant held senior financial positions at John Alden Life Insurance Company, the principal subsidiary of John Alden Financial Corporation.

         JERRY HORTON has been President of the Company's manufacturing operations since October 1999. Prior thereto, from January 1999 to October 1999, Mr. Horton was President of Aircraft Interior Design, and from October 1997 to January 1999, Mr. Horton was the Company's Vice President, Quality. Prior to joining the Company, Mr. Horton was employed in various capacities by General Electric.

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

FAMILY RELATIONSHIPS

         There are no family relationships between or among any of the Company's directors and executive officers.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(d) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), during the Company's fiscal year ended December 31, 1998 and any Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any written representations referred to in subparagraph (b)(2)(i) of Item 405 of Regulation S-K, no person who at any time during the fiscal year ended December 31, 1999 was a director, officer or, to the knowledge of the Company, a beneficial owner of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act failed to file on a timely basis, as disclosed in Forms 3, 4 and 5, reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 1999, except as follows: Messrs. Brant and Horton were late in filing a Form 3 during 1999.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table sets forth information about the compensation paid or accrued during 1999, 1998 and 1997 to the Company's Chief Executive Officer and to each of the four other most highly compensated executive officers of the Company whose aggregate direct compensation exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                         ANNUAL COMPENSATION
                              -----------------------------------------
NAME AND PRINCIPAL                            SALARY          BONUS          OTHER ANNUAL           ALL OTHER
POSITION                        YEAR           ($)             ($)           COMPENSATION          COMPENSATION
                              ---------   --------------   ------------   -------------------   ------------------
Dale S. Baker.......................  1999    550,000             --           (1)
President and CEO                     1998    263,797        197,848           (1)                    --
                                      1997    258,760        212,627           (1)                    --

Harold M. Woody.....................  1999    249,164             --            --                    --
Executive Vice President and          1998    236,029        177,021            --                    --
President of the Company's            1997    231,442        116,385            --                    --
leasing operation

Benito Quevedo (2)..................  1999    350,000             --            --                    --
Senior Vice President and President   1998    149,760        122,511            --                    --
of the Company's MR&O operations

James D. Innella (3)................  1999    350,000             --            --                    --
Senior Vice President and President   1998    225,000        168,750            --                    --
of the Company's distribution         1997    153,735        126,370            --                    --
operation

Michael A. Saso.....................  1999    202,334             --            --                    --
Senior Vice President, Purchasing of  1998    186,888        140,166            --                    --
the Company's redistribution          1997    186,889        153,613            --                    --
operations

-----------------------

(1)      Mr. Baker also receives $5,000 per year for life insurance premiums. See "Employment Agreements" below.
(2)      Mr. Quevedo joined the Company in March 1998.
(3)      Mr. Innella resigned from his position as Senior Vice President and President of the Company's distribution operations in March 2000.

         No long-term compensation awards were made to management during the three years ended December 31, 1999.

OPTION GRANTS DURING LAST FISCAL YEAR

         The following table sets forth information concerning options to purchase shares of common stock granted during the fiscal year ended December 31, 1999 to those persons named in the Summary Compensation Table.

                                                                                            POTENTIAL REALIZABLE
                                                                                              VALUE AT ASSUMED
                                                                                               ANNUAL RATES OF
                            NUMBER OF      % OF TOTAL                                            STOCK PRICE
                             SHARES          OPTIONS                                            APPRECIATION
                           UNDERLYING       GRANTED TO       EXERCISE                        FOR OPTION TERM (1)
                            OPTIONS        EMPLOYEES IN        PRICE        EXPIRATION    ------------------------
NAME                        GRANTED        FISCAL YEAR       ($/SHARE)         DATE           5% ($)       10% ($)
----                     ----------------  -------------  --------------  -----------     -----------   ----------
Dale S. Baker.........         350,000        35%             40.63            12/31/08      8.9 mil      22.7 mil
Harold M. Woody.......          20,000         3%             20.00            10/07/09      251,558       637,497
Benito Quevedo........         175,000        17%             40.63            12/31/08      4.5 mil      11.3 mil
James D. Innella......         175,000        17%             40.63            12/31/08      4.5 mil      11.3 mil
Michael A. Saso.......           7,500         1%             20.00            10/07/09      125,779       318,748

-----------------------

(1)      These amounts represent assumed rates of appreciation in the price of common stock during the term of the options in accordance with rates specified in applicable federal securities regulations. Actual gains, if any, on stock option exercises will depend on the future price of common stock and overall stock market conditions. There is no representation that the rates of appreciation reflected in the table will be achieved. At April 27, 2000, the market price of the Common Stock was 3 15/16.

AGGREGATED OPTIONS EXERCISED DURING LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

         The following table sets forth information concerning the exercise of stock options to purchase common stock during the 1999 fiscal year and the value of unexercised stock options to purchase common stock at the end of the 1999 fiscal year for the persons named in the Summary Compensation Table.

                        NUMBER OF                     SECURITIES UNDERLYING                   VALUE OF
                          SHARES                            NUMBER OF                        UNEXERCISED
                         ACQUIRED       VALUE          UNEXERCISED OPTIONS              IN-THE-MONEY OPTIONS
                            ON        REALIZED          AT FISCAL YEAR END              AT FISCAL YEAR-END($)
NAME                     EXERCISE        ($)        EXERCISABLE/UNEXERCISABLE        EXERCISABLE/UNEXERCISABLE*
----                   ------------   ---------   ------------------------------   -------------------------------
Dale S. Baker.........      --           --              168,334/241,666                        0 / 0
Harold M. Woody.......      --           --               45,000/25,000                         0 / 0
Benito Quevedo........      --           --               75,000/125,000                        0 / 0
James D. Innella......      --           --              101,666/138,334                        0 / 0
Michael A. Saso.......      --           --               20,000/12,500                         0 / 0

*        Computed based upon the difference between the closing price of common stock at December 31, 1999 and the exercise price. No value has been assigned to options which are not in-the-money.

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

         Mr. Woody has an employment agreement with the Company under which he is entitled to an annual base salary of $249,164 (to be increased annually by a cost of living adjustment), and all employee benefits available under benefit plans established by the Company. This employment agreement provides for an initial term expiring on December 31, 1999. Thereafter, the agreement shall run for successive one-year periods unless the Company terminates the agreement upon six months' prior written notice, or Mr. Woody terminates the agreement upon three months' prior written notice. The agreement currently runs through December 31, 2000.

         On January 1, 1999, the Company entered into an employment agreement with Benito Quevedo to serve as Senior Vice President and as President of the Company's maintenance and repair operations, under which he is entitled to an annual base salary of $350,000 (to be increased annually by a cost of living adjustment), and all employee benefits available under benefit plans established by the Company. Mr. Quevedo's agreement provides for a term expiring on January 1, 2002.

         The employment agreement with Mr. Quevedo further provides for option grants to purchase 175,000 shares of common stock (granted outside of any plan) at $40.625 per share, with one-third of the options granted vesting on January 1, 2000, one-third of the options granted vesting on January 1, 2001, and one-third of the options granted vesting on January 1, 2002. The employment agreement also provides for Mr. Quevedo's participation in the Aviation Sales Company 1999 EBITDA Plan, which provides him the opportunity to earn an incentive bonus of between 50% and 125% of his base salary.

         The employment agreement with Mr. Woody also provides for his participation in the Company's 1997 EBITDA Incentive Compensation Plan, which provides that he has the opportunity to earn an incentive bonus of between 20% and 250% of his base salary.

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

STOCK OPTION PLANS

         The board of directors of the Company and stockholders have adopted two stock option plans (the "Plans"). Pursuant to the 1996 Director Stock Option Plan (the "Director Plan"), options to acquire a maximum of the greater of 150,000 shares or 2% of the number of shares of common stock then outstanding may be granted to directors of the Company. Pursuant to the 1996 Stock Option Plan (the "1996 Plan"), options to acquire a maximum of the greater of 2,250,000 shares or 15% of the number of shares of common stock then outstanding may be granted to the executive officers, employees (including employees who are directors), independent contractors and consultants of the Company.

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

         Pursuant to the Plans, unless otherwise determined by the compensation committee, one-third of the options granted to an individual are exercisable upon grant, one-third are exercisable on the first anniversary of such grant and the final one-third are exercisable on the second anniversary of such grant. However, options granted under the Plans become immediately exercisable if the Company terminates the holder of such options or if the holder is no longer a director of the Company, as the case may be, or subsequent to certain events which are deemed to be a "change in control" of the Company. A "change in control" of the Company generally is deemed to occur when (a) any person becomes the beneficial owner of or acquires voting control with respect to more than 20% of common stock (or 35% if such person was a holder of common stock on July 2, 1996, the date of the Company's initial public offering); (b) a change occurs in the composition of a majority of the Company's board of directors during a two-year period, provided that a change with respect to a member of the Company's board shall be deemed not to have occurred if the appointment of a member of the Company's board is approved by a vote of at least 75% of the individuals who constitute the then existing board; or (c) the Company's stockholders approve the sale of all or substantially all of the assets of the Company.

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

         As of the date of this Form 10-K/A, the following options to purchase shares of the Company's common stock were outstanding: (i) options to purchase 1,252,359 shares at prices ranging from $11.00 to $39.50 per share, 873,600 of which are currently vested and all of which were issued under the Company's stock option plans, and (ii) options to purchase 750,000 shares at prices ranging from $20.00 to $40.63 per share, 233,333 of which are currently vested and all of which were issued outside of any plan.

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

COMMITTEES OF THE BOARD OF DIRECTORS

         The Company's board of directors is responsible for establishing broad corporate policies and for the overall performance of the Company. Standing committees of the Board are the audit committee and the compensation committee. The Board of Directors has no executive committee or nominating committee, or any committee performing such functions.

         The audit committee maintains communications between the Company's board and the Company's independent auditors, monitors performance of the independent auditors, reviews audit scope and results, reviews the organization and performance of the Company's internal systems of audit and financial controls, and recommends the retention or, where appropriate, the replacement of independent auditors. The members of the audit committee are Philip B. Schwartz and Sam Humphreys. The audit committee held one meeting during the fiscal year ended December 31, 1999.

         The compensation committee reviews and approves compensation policies and practices for all elected corporate executive officers and fixes the total compensation of the Chief Executive Officer. The compensation committee also administers the Company's 1996 Stock Option Plan and the 1996 Director Stock Option Plan. The members of the compensation committee are Robert Alpert and Sam Humphreys. The compensation committee acted by written consent on five occasions during the fiscal year ended December 31, 1999.

         The Board of Directors of the Company held a total of seven meetings and acted six times by written consent in lieu of a meeting during the fiscal year ended December 31, 1999. Each of the directors attended at least 75% of the aggregate number of meetings of the Board of Directors except Sam Humphreys, who attended five of the seven meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of the date of this Form 10-K/A, certain information regarding the Company's common stock owned of record or beneficially by: (1) each person who owns more than 5% of the outstanding common stock, (2) each director of the Company, and (3) all directors and executive officers as a group.

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

                                                                      SHARES BENEFICIALLY OWNED (1)
                                                      --------------------------------------------------------------
                                                                                                APPROXIMATE
NAME                                                             NUMBER                      PERCENT OF CLASS
----                                                  --------------------------------------------------------------
Robert Alpert (2) (3)............................                         2,663,500                17.7%
Dale S. Baker (4)................................                           334,334                 2.2%
Harold M. Woody (5)..............................                           245,000                 1.6%
Sam Humphreys (6)................................                            25,000                  *
Philip B. Schwartz (7)...........................                            23,900                  *
Roy T. Rimmer, Jr (8)............................                            55,000                  *
All directors and executive officers as a group (12
persons) (9)                                                              3,539,872                23.0%

Lacy Harber (10).................................                         3,358,500                22.4%
George F. Baker (10).............................                           973,774                 6.5%
Richard Nye (10).................................                           973,774                 6.5%

----------------------------

*        Less than one percent.
(1)      Unless otherwise indicated, each person named in the table has the sole voting and investment power with respect to the shares beneficially owned.
(2)      Shares are primarily owned of record by corporate entities controlled by Mr. Alpert.
(3)      Includes vested options to purchase 25,000 shares at prices ranging from $19.00 to $39.50 per share.
(4)      Includes vested options to purchase 168,334 shares at prices ranging from $19.00 to $40.63 per share.
(5)      Includes vested options to purchase 45,000 shares at prices ranging from $19.00 to $39.50 per share.
(6)      Vested options to purchase 25,000 shares at prices ranging from $19.00 to $39.50 per share.
(7)      Includes vested options to purchase 20,000 shares at prices ranging from $37.00 to $39.50 per share.
(8)      Includes vested options to purchase 10,000 shares at $15.31 per share.
(9)      Includes vested options to purchase 393,333 shares at prices ranging from $15.31 to $40.63 per share.
(10)     Information based upon the most recent filing by the reporting person with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As of December 2, 1994, the Company entered into a 20-year lease with Aviation Properties, a Delaware general partnership ("Aviation Properties"), pursuant to which the Company leases its corporate headquarters and warehouse in Miami, Florida (the "Miami Property"). The Company makes annual payments under such lease in the amount of approximately $892,990. The sole partners of Aviation Properties are (a) ALBA Corporation ("ALBA") and (b) J/T Aviation Partners ("J/T"). The sole stockholder and president of ALBA is Robert Alpert, a principal stockholder and director of the Company, and J/T was previously a principal stockholder of the Company.

         In connection with Aviation Properties' purchase of the Miami Property, the Company and Aviation Properties entered into a loan agreement (the "Loan Agreement") whereby the Company made a $2,465,519 loan to Aviation Properties, which loan bears interest at 8% per annum. The loan is being repaid in monthly installments, with any remaining outstanding principal and interest due on December 2, 2004. The remaining outstanding balance as of December 31, 1999 was $2,099,000.

         As of December 2, 1994, the Company entered into a six-year lease with Aviation Properties of Texas, a Delaware general partnership ("AVTEX"), pursuant to which the Company leases a warehouse in Pearland, Texas. The Company make annual payments under such lease in the amount of $114,468. The sole partners of AVTEX are ALBA and J/T.

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

         In July 1998, the Company entered into an approximately 19 month lease for the 30,000 square foot office and manufacturing facility in Miami, Florida used by its subsidiary Caribe Aviation, Inc. (the "Caribe Facility Lease"). The lessor under the Caribe Facility Lease is Ben Quevedo, No. 1, Ltd., a limited partnership controlled by Benito Quevedo (the "Quevedo Partnership"), an executive officer of the Company. The Company made monthly payments to the lessor under the Caribe Facility Lease of approximately $21,515 in rent and $2,500 in pass through operating costs. Such lease has now been extended on a month-to-month basis as Caribe prepares to move its operations into a new facility in June 2000. During this extended period, Caribe is paying rent of approximately $43,000 per month in accordance with the terms of the lease.

         The Company believes the terms of the Loan Agreement, the terms of the leases with Aviation Properties, AVTEX and the Quevedo Partnership and the terms of the purchase of the Pearland Property are no less favorable than could be obtained from an unaffiliated third party.

         In January 2000, the Company loaned Mr. Baker $250,000, payable over an eighteen month period with interest equal to the rate of interest being paid by the Company from time to time on its senior loan. The loan is unsecured.

         In April 2000, the Company loaned Mr. Woody $250,000, payable in one year or upon the sale of certain shares of Japan Fleet Services Singapore (PTE) LTD which have been pledged to secure the loan. The note bears interest equal to the rate of interest being paid by the Company from time to time on its senior loan.

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

AVIATION SALES COMPANY
         (Registrant)


BY:  /s/ Dale S. Baker                                              May 1, 2000
     -----------------------------
     Dale S. Baker, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE AND TITLE                                      DATE:
         -------------------                                      ----

/s/ Dale S. Baker                                                 May 1, 2000
----------------------------------------------
Dale S.  Baker
President, Chief Executive Officer and
Chairman of the Board (Principal Executive Officer)

/s/ Harold M. Woody                                               May 1, 2000
----------------------------------------------
Harold M.  Woody
Executive Vice President and Director

/s/ Robert Alpert                                                 May 1, 2000
----------------------------------------------
Robert Alpert
Director

/s/ Sam Humphreys                                                 May 1, 2000
----------------------------------------------
Sam Humphreys
Director

/s/ Philip B. Schwartz                                            May 1, 2000
----------------------------------------------
Philip B. Schwartz
Director

/s/ Roy T. Rimmer, Jr.                                            May 1, 2000
----------------------------------------------
Roy T. Rimmer, Jr.
Director

/s/ Michael C. Brant                                              May 1, 2000
----------------------------------------------
Michael C. Brant
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)