Form 10-Q
period 2000-03-31
AVIATION SALES CO
filed 2000-05-22
CIK 1012159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____________ to _____________

                           Commission File No. 1-11775

                             AVIATION SALES COMPANY
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                     65-0665658
      (State or other jurisdiction of                        (IRS Employer
       incorporation or organization)                      Identification No.)

             3701 FLAMINGO ROAD                                   33027
              MIRAMAR, FLORIDA                                  (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (954) 538-2000

         Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,015,317 shares of common stock, $.001 par value per share, were outstanding as of May 12, 2000.

                     AVIATION SALES COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                December 31,          March 31,
                                                    1999                2000
                                                ------------          ---------
                                                                     (Unaudited)
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                    $   21,431           $    9,504
    Accounts receivable, net                        163,318              189,926
    Inventories                                     350,610              342,925
    Deferred income taxes                             2,292                5,122
    Other current assets                             40,861               46,368
                                                 ----------           ----------
              Total current assets                  578,512              593,845
                                                 ----------           ----------

Equipment on lease, net                              17,393               15,401
                                                 ----------           ----------
Fixed assets, net                                    91,080               94,972
                                                 ----------           ----------
Amounts due from related parties                      2,099                2,072
                                                 ----------           ----------
OTHER ASSETS:
    Goodwill, net                                    66,994               66,144
    Deferred financing costs, net                     7,953                9,050
    Other assets                                     14,761               11,941
                                                 ----------           ----------
              Total other assets                     89,708               87,135
                                                 ----------           ----------
              Total assets                       $  778,792           $  793,425
                                                 ==========           ==========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AVIATION SALES COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (Continued)

                                                                             December 31,         March 31,
                                                                                 1999               2000
                                                                             ------------         ---------
                                                                                                 (Unaudited)
LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                          $    77,101         $    77,224
    Accrued expenses                                                               32,937              38,837
    Current maturities of notes payable                                             3,887              15,716
    Current maturities of capital lease obligations                                    84                  84
    Revolving loan                                                                269,580             268,013
                                                                              -----------         -----------
              Total current liabilities                                           383,589             399,874
                                                                              -----------         -----------

    Senior subordinated notes                                                     164,254             164,277
    Notes payable, net of current portion                                           1,066                 960
    Capital lease obligations, net of current portion                               4,093               4,069
    Deferred income                                                                 1,113               1,138
    Other long-term liabilities                                                     6,155               5,111
                                                                              -----------         -----------
              Total long-term liabilities                                         176,681             175,555
                                                                              -----------         -----------

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 1,000,000 shares authorized, none outstanding, 15,000 shares designated
        series A Junior Participating                                                  --                 --
    Common stock, $.001 par value, 30,000,000 shares
        authorized, 15,015,317 shares outstanding at
        December 31, 1999 and March 31, 2000                                           15                  15
    Additional paid-in capital                                                    150,288             151,368
    Retained earnings                                                              68,219              66,613
                                                                              -----------         -----------
              Total stockholders' equity                                          218,522             217,996
                                                                              -----------         -----------
              Total liabilities and stockholders' equity                      $   778,792         $   793,425
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

                     AVIATION SALES COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                                                                     For the Three Months Ended
                                                                                            March 31,
                                                                         -------------------------------------------------
                                                                                      1999                         2000
                                                                         -----------------------------          ----------
                                                                                           As Reported,
                                                                              As        With Adjustments
                                                                           Reported         (Note 2)
Operating revenues:
  Sales of products, net                                                  $  109,319        $  102,719          $  93,457
  Services and other                                                          68,639            68,639             92,527
                                                                          ----------        ----------          ----------
                                                                             177,958           171,358            185,984
Cost of sales and services                                                   136,803           131,903            150,937
                                                                          ----------        ----------          ----------
Gross profit                                                                  41,155            39,455             35,047

Operating expenses                                                            20,236            20,236             24,506
                                                                          ----------        ----------          ----------
  Income from operations                                                      20,919            19,219             10,541

Interest expense and other                                                     8,689             8,689             13,372
                                                                          ----------        ----------          ----------
  Income (loss) before income taxes and equity income of affiliate            12,230            10,530             (2,831)

Income tax expense (benefit)                                                   4,770             4,090             (1,131)
                                                                          ----------        ----------          ----------
  Income (loss) before equity income of affiliate                              7,460             6,440             (1,700)

Equity income of affiliate                                                       457               457                 94
                                                                          ----------        ----------          ----------
    Net income (loss)                                                     $    7,917        $    6,897          $  (1,606)
                                                                          ==========        ==========          ==========

Basic earnings (loss) per share                                           $     0.63        $     0.55          $   (0.11)
                                                                          ==========        ==========          ==========

Diluted earnings (loss) per share                                         $     0.61        $     0.53          $   (0.11)
                                                                          ==========        ==========          ==========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AVIATION SALES COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                                              For the Three Months Ended
                                                                                                      March 31,
                                                                                --------------------------------------------------
                                                                                             1999                         2000
                                                                                -------------------------------        -----------
                                                                                                    As Reported,
                                                                                     As          With Adjustments
                                                                                  Reported            (Note 2)
CASH FLOW FROM OPERATING ACTIVITIES:
    Net income (loss)                                                            $   7,917           $   6,897           $  (1,606)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
             Depreciation and amortization                                           3,481               3,481               6,520
             Proceeds from sale of equipment on lease, net of gain                   2,339               2,339                 877
             Provision for doubtful accounts                                           530                 530               1,002
             Equity in earnings of affiliate, net of taxes                            (457)               (457)                (94)
             Deferred income taxes                                                     222                 222                 251
             Increase in accounts receivable                                       (35,502)            (28,902)            (27,587)
             (Increase) decrease in inventories                                    (24,154)            (29,054)              8,528
             Increase  in other current assets                                      (1,849)             (1,849)             (5,507)
             (Increase) decrease in other assets                                    (4,408)             (4,408)              2,532
             Increase in accounts payable                                            7,751               7,751                 126
             Increase in accrued expenses                                            1,596                 916               2,724
             Decrease in deferred income                                              (167)               (167)                 --
             Decrease in other liabilities                                              --                  --              (1,044)
                                                                                ----------          ----------          ----------
                  Net cash used in operating activities                            (42,701)            (42,701)            (13,278)
                                                                                ----------          ----------          ----------
CASH FLOW FROM INVESTING ACTIVITIES:
    Purchases of fixed assets                                                       (4,007)             (4,007)             (7,003)
    Purchases of equipment on lease                                                 (2,348)             (2,348)                 --
    Payments from related parties                                                       24                  24                  26
                                                                                ----------          ----------          ----------
                  Net cash used in investing activities                             (6,331)             (6,331)             (6,977)
                                                                                ----------          ----------          ----------

CASH FLOW FROM FINANCING ACTIVITIES:
    Borrowings under senior debt facilities                                        125,421             125,421                  --
    Payments under senior debt facilities                                          (87,987)            (87,987)             (1,566)
    Proceeds of term loan                                                               --                  --              15,500
    Payments on equipment loans                                                       (343)               (343)                (48)
    Payments on notes payable                                                           --                  --              (3,450)
    Stock options exercised                                                          2,768               2,768                  --
    Payments on capital leases                                                         (60)                (60)                (23)
    Payments of deferred financing costs                                                --                  --              (2,085)
                                                                                ----------          ----------          ----------
                  Net cash provided by financing activities                         39,799              39,799               8,328
                                                                                ----------          ----------          ----------
Net decrease in cash and cash equivalents                                           (9,233)             (9,233)            (11,927)
Cash and cash equivalents, beginning of period                                      10,536              10,536              21,431
                                                                                ----------          ----------          ----------
Cash and cash equivalents, end of period                                         $   1,303           $   1,303           $   9,504
                                                                                ==========          ==========          ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                                                $  10,773           $  10,773           $  12,869
                                                                                ==========          ==========          ==========
    Income taxes paid                                                            $   4,884           $   4,884           $     253
                                                                                ==========          ==========          ==========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AVIATION SALES COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

         The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with Aviation Sales Company's December 31, 1999 financial statements and the notes thereto included in the Company's Form 10-K (File No. 001-11775).

         In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2000 and the results of its operations and cash flows for the three month periods ended March 31, 1999 and 2000. The results of operations and cash flows for the three month period ended March 31, 2000 are not necessarily indicative of the results of operations or cash flows which may be reported for the year ending December 31, 2000.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

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

COMPREHENSIVE INCOME

         For all periods presented comprehensive income (loss) is equal to net income (loss).

LIQUIDITY

         The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Notes 5 and 6, the Company was not in compliance at March 31, 2000 with certain financial covenants contained in the Company's credit agreement with its senior lenders and certain of the lease agreements to which the Company is a party. These third parties have agreed to forbear in regards to these covenant violations and other matters until May 31, 2000. As a result of this forbearance period, the Company's liquidity position at December 31, 1999 and the covenant violations discussed above, the Company's independent accountants stated in their audit opinion, in relation to their examination of the Company's consolidated financial statements for the year ended December 31, 1999, that these matters raised substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the process of pursuing a new credit facility with its lenders. In addition, the Company is currently taking actions designed to reduce its debt through possible sales of assets, including the potential sale of its manufacturing operations. The Company is also continuing its efforts to sell or lease the four A-300 aircraft which it owns.

2.       1999 FIRST QUARTER RESULTS

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

         The Company has concluded that seven 1999 transactions (one in the first quarter) arising in its redistribution operation should have been accounted for as exchange transactions rather than as sales. The Company has also concluded that seven additional 1999 transactions (two in the first quarter) arising in its redistribution operation should not have been recorded as sales due to certain contingencies associated with the transactions that had not been resolved at the date of the sales. In the aggregate, the three transactions affecting the first quarter of 1999 represented $6,600 of revenues and $1,700 of gross profit, representing approximately 3.7% and 4.1%, respectively, of the Company's revenues and gross profit for the first quarter of 1999. For comparative purposes, the financial statements included in this Form 10-Q present both the Company's results for the three months ended March 31, 1999 as reported and with adjustments for the potential effect of these three transactions.

3.       INVESTMENTS IN AFFILIATES

         During 1994, Whitehall Corporation, which was acquired by the Company in 1998 in a transaction accounted for under the pooling of interests method, obtained a 40% ownership in a joint venture involved in the development of aircraft-related technology for an initial investment of $1. The Company accounts for its investment in the joint venture under the equity method. In 1994, Whitehall loaned $2,000 to the joint venture, which was evidenced by a promissory note which accrued interest at a maximum rate of 5% per annum. Principal and accrued interest became due on January 5, 1999. During February 2000, management elected to convert the then outstanding note and accrued interest balance into a capital contribution.

         In August 1999, the Company obtained a 50% interest in a limited liability corporation that designs, manufactures and installs an FAA approved conversion kit which convert certain Boeing 727 aircraft from passenger configuration to cargo configuration. The initial investment was $2,500. In March 2000, the Company invested an additional $2,000. The Company accounts for the investment under the equity method.

4.       BUSINESS COMBINATIONS

         In August 1999, the Company completed the acquisition of the assets of Kitty Hawk, Inc.'s airframe and JT8D engine maintenance operations located in Oscoda, Michigan and entered into agreements to provide heavy airframe and engine maintenance services to Kitty Hawk for a three year period. Under the terms of the acquisition agreement, the Company paid $18,080 in cash and will deliver $3,500 in purchase credits to Kitty Hawk during future periods. During the three months ended March 31, 2000 purchase credits of $392 were utilized by Kitty Hawk and $1,508 in purchase credits remain outstanding at March 31, 2000. The pre-acquisition operations of Kitty Hawk, Inc.'s airframe and JT8D engine maintenance operations were not material to the operations of the Company. The acquisition was accounted for under the purchase method of accounting. The purchase price allocation for the acquisition was as follows:

          Inventories                                              $     3,535
          Other assets                                                   1,000
          Fixed assets                                                   2,322
          Goodwill                                                      14,723
          Accrued expenses                                              (3,500)
                                                                 --------------
          Cash used in acquisitions, net of cash acquired          $    18,080
                                                                 ==============
5.       NOTES PAYABLE AND REVOLVING LOAN

         The Company has a revolving loan and letter of credit facility (the "Credit Facility") of $300,000. Borrowings under the Credit Facility are secured by a lien on substantially all of the Company's assets and the borrowing base consists of substantially all of the Company's receivables and inventory. Interest under the Credit Facility is, at the option of the Company, (a) prime plus a margin, or (b) LIBOR plus a margin, where the respective margin determination is made based upon the Company's financial performance over a 12 month period (ranging from 0.0% to 1.0% in the event prime is utilized, or 1.125% to 2.5% in the event LIBOR is utilized). At March 31, 2000, the margin was 0.75% for prime rate loans and 2.25% for LIBOR rate loans.

         The Credit Facility contains certain financial covenants regarding the Company's financial performance and certain other covenants, including limitations on the amount of annual capital expenditures and the incurrence of additional debt, and provides for the suspension of borrowing and repayment of all debt in the event of a material adverse change in the business of the Company or a change in control. A default under the Credit Facility could potentially result in a default under other agreements to which the Company is a party including its lease agreements. In addition, the Credit Facility requires mandatory repayments from the proceeds of a sale of assets or an issuance of equity or debt securities or as a result of insufficient collateral to meet the borrowing base requirements thereunder. At December 31, 1999 and March 31, 2000, the Company was not in compliance with certain of the financial covenants contained in the Credit Facility. The financial institutions which are party to the Credit Facility have agreed to forbear in regards to these covenant violations and other matters until May 31, 2000 and they have increased the interest rate on the Credit Facility by 2%. In addition, the Company was also required to pay fees of $3,000 in relation to the standstill agreement associated with the forbearance which are being amortized over the period from February 1, 2000 through May 31, 2000. During this period, the Company intends to pursue a new credit facility with its lenders. There can be no assurance that the Company will successfully execute a new credit facility during this period and failure of the Company to obtain a new Credit Facility would likely have a material adverse effect upon the Company. At March 31, 2000, $6,058 was available for borrowing under the Credit Facility and outstanding letters of credit aggregated $23,592.

         In February 2000, the Company executed a $15,500 term loan with the financial institution which is the agent to the Credit Facility. The term loan matures in February 2001, bears interest at 12% and contains financial covenants which are consistent with the Credit Facility. Under the term loan agreement, the Company also granted warrants to purchase 129,000 shares of common stock exercisable for nominal consideration at any time until December 31, 2005. If the term loan is not repaid in full, the warrants entitle the holder to require the Company, subsequent to July 31, 2000 and subject to a vesting schedule, to repurchase the warrants or common shares issued upon prior exercise of the warrants. The Company has recorded the value of these warrants ($1,080) as additional paid-in capital as of the date of grant and is amortizing this amount to expense over the term of the loan.

SENIOR SUBORDINATED NOTES

         In February 1998, the Company sold $165,000 of senior subordinated notes with a coupon rate of 8.125% at a price of 99.395%. The proceeds of the sale were used to repay all amounts then outstanding under the Credit Facility and to fund the cash requirements related to certain acquisitions. The senior subordinated notes mature on February 15, 2008. Interest is payable on February 15 and August 15 of each year. The senior subordinated notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt, including indebtedness outstanding under the Credit Facility and under facilities which may replace the Credit Facility in the future. In addition, the senior subordinated notes are effectively subordinated to all secured obligations to the extent of the assets securing such obligations, including the Credit Facility.

         The indenture pursuant to which the senior subordinated notes have been issued permits the Company and its subsidiaries to incur substantial additional indebtedness, including additional senior debt. Under the indenture, the Company may borrow unlimited additional amounts so long as after incurring such debt it meets a fixed charge coverage ratio for the most recent four fiscal quarters. Additionally, the indenture allows the Company to borrow and have outstanding additional amounts of indebtedness (even if it does not meet the required fixed charge coverage ratios), up to enumerated limits. The Company did not meet the fixed charge coverage ratio for the one-year period ended March 31, 2000. Accordingly, its ability to incur additional debt is limited under its indenture. The senior subordinated notes are also effectively subordinated in right of payment to all existing and future liabilities of any of its subsidiaries which do not guarantee the senior subordinated notes.

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

OTHER LOANS

         In connection with the Company's acquisition of Kratz-Wilde Machine Company in October 1997, a subsidiary of the Company delivered a non-interest-bearing promissory note (guaranteed by the Company) to the sellers in the original principal amount of $2,500 (discounted to $2,200). A payment of $1,250 was made during January 1999 and the final payment of $1,250 was made during January 2000. Interest on this note was imputed at 8%.

         In connection with the acquisition of Caribe and AIDI, a subsidiary of the Company delivered to the sellers a promissory note in the original principal amount of $5,000, which was guaranteed by the Company. The note was payable over a two year period with an interest rate of 8% per annum. The first payment of $2,500 was made during March 1999 and the second payment of $2,500 was made during March 2000.

6.       COMMITMENTS AND CONTINGENCIES

LITIGATION AND CLAIMS

         Several lawsuits have been filed against the Company and certain of its officers and directors, and its auditors, in the United States District Court for the Southern District of Florida, which has now been consolidated into a single lawsuit. The complaint, as amended in March 2000, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of, and Rule 10b-5 under, the Securities Exchange Act of 1934. Among other matters, the amended complaint alleges that the Company's reported financial results were materially misleading and violated generally accepted accounting principles. The amended complaint seeks damages and certification of two classes, one consisting of purchasers of the Company's common stock in the June 1999 public offering and one consisting of purchasers of the Company's common stock during the period between March 26, 1998 and January 28, 2000. During May 2000, the Company filed a motion to dismiss the claims in the consolidated lawsuit. The Company believes that the allegations contained in the complaints are without merit and intends to vigorously defend these and any related actions. Nevertheless, unfavorable resolution of these lawsuits could have a material adverse effect on the Company in one or more future periods.

         The U.S. Securities and Exchange Commission is conducting an informal inquiry into the Company's accounting for certain transactions. The Company intends to cooperate with the SEC in its inquiry.

         On January 8, 1999, Paine Webber Incorporated filed in the Supreme Court of the State of New York a complaint against the Company and its subsidiary, Whitehall, alleging breach of contract claims and related claims against the Company and Whitehall and a tortious interference with a contract claim against the Company. Paine Webber alleges that it is due a fee in connection with the Company's acquisition of TIMCO, based upon a 1997 agreement between Whitehall and Paine Webber relating to a then proposed acquisition of TIMCO by Whitehall which did not occur. Paine Webber is seeking approximately $1,000, plus costs and an unstated amount of punitive damages. Paine Webber is also seeking approximately $250 allegedly due relating to the failure of Whitehall to honor an alleged right of first refusal provision in the 1997 agreement. The Company believes that its acquisition of TIMCO was not within the scope of the 1997 Paine Webber/Whitehall agreement and that claims brought under this agreement against the Company and Whitehall are without merit. The Company is vigorously defending these claims. Although the Company can give no assurance, based upon available facts, the Company believes that the ultimate outcome of this matter will not have a material adverse effect upon its financial condition.

         On June 24, 1998, Zantop International Airlines, Inc. filed an action against Aero Corp.-Macon, Inc., one of the Company's subsidiaries (which is now part of TIMCO), in the Superior Court of Bibb County, Georgia. The suit seeks an unspecified amount of damages and certain equitable relief arising out of the July 1997 sale to Aero Corp.-Macon, Inc. (then a subsidiary of Whitehall) of certain assets used in connection with the operation of Aero Corp.-Macon, Inc. The nature of the action involves a contractual dispute relative to certain purchase price adjustments and inventory purchases. The Company is vigorously defending this action. Although the Company can give no assurance, based upon available facts, the Company believes that the ultimate outcome of this matter will not have a material adverse effect upon its financial condition.

         The Company is also involved in various lawsuits and other contingencies arising out of its operations in the normal course of business. In the opinion of management, the ultimate resolution of these claims and lawsuits will not have a material adverse effect upon the financial position of the Company.

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

         The Company owns a parcel of real estate on which Whitehall previously operated an electronics business. The Company is currently assessing environmental issues with respect to this property. When the Company acquired Whitehall, its environmental consultants estimated that remediation costs relating to this property could be up to $1,000.

         Accrued expenses in the accompanying March 31, 2000 condensed consolidated balance sheet includes $1,611 related to obligations to remediate the environmental matters described above. Future information and developments will require the Company to continually reassess the expected impact of the environmental matters discussed above. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. These uncertainties include the extent of required remediation based on testing and evaluation not yet completed and the varying costs and effectiveness of remediation methods.

LEASE FOR NEW FACILITY

         On December 17, 1998, the Company entered into an operating lease for its build-to-suit corporate headquarters and warehouse facility with First Security Bank, National Association, as trustee of a newly created trust, as lessor. The lease has an initial term of five years and is a triple net lease with annual rent as provided in the lease. The lease contains financial covenants regarding the Company's financial performance and certain other affirmative and negative covenants which it will be obligated to comply with during the term of the lease. Substantially all of the Company's subsidiaries have guaranteed its obligations under the lease. Additionally, the Company has an option to acquire the new facility at the end of the lease for an option price as determined in the lease. Alternatively, if the Company does not purchase the new facility at the end of the lease, it will be obligated to pay certain amounts as provided in the lease. The Company moved its corporate headquarters and redistribution operation into the new facility in April 2000 and anticipates that one of its MR&O operations will move into the facility in June 2000.

         The development of the new facility has been financed by the trust through a $43,000 loan facility provided by a financial institution. Pursuant to the agreements entered into in connection with this financing, the Company is obligated to develop the new facility on behalf of the trust and is responsible for the timely completion thereof within an established construction budget. The Company and substantially all of its subsidiaries have guaranteed the repayment of $37,840 of the trust's obligations under the loan agreement. The trust's obligations under these agreements are secured by a lien on the real property and improvements comprising the new facility and on the fixtures therein. Further, the Company has posted an irrevocable letter of credit in favor of the trust in the amount of approximately $12,000 to secure both its obligations under the lease and the trust's obligations under these agreements.

         The Company was not in compliance at March 31, 2000 with certain of the financial covenants contained in the lease agreement. The lessor and its lenders have agreed to forbear in regards to these covenant violations and other matters until May 31, 2000. During this period, the Company intends to pursue a replacement of the Credit Facility with its senior lenders. Upon execution of a new credit facility, the covenants and other terms of the lease may be amended.

         The Company's lease for its previous corporate headquarters calls for annual lease payments in the amount of $893 and expires on December 2, 2014. Management believes that the Company will be relieved of its remaining obligations under the lease for its previous corporate headquarters.

7.       EQUITY OFFERING

         On June 16, 1999, the Company closed a public offering of 2,000,000 shares of common stock and on June 24, 1999 the Company's underwriters exercised their option to purchase an additional 300,000 shares of common stock. The net proceeds of the offering, $79,862, were used to repay amounts outstanding under the Credit Facility. The Company also filed a separate registration statement with respect to the public offering of $85,000 of the Company's senior subordinated notes due 2008, but has not sold any of these new notes to date.

8.       EARNINGS PER SHARE

         The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows:

                                                                            FOR THE THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                         -------------------------------
                                                                            1999              2000
                                                                         -------------    --------------
Weighted average common shares outstanding used in calculating basic
    earnings per share                                                         12,569            15,015
Effect of dilutive options                                                        414                 -
                                                                         -------------    --------------
Weighted average common and common equivalent shares outstanding
    used in calculating diluted earnings per share                             12,983            15,015
                                                                         =============    ==============
Options outstanding which are not included in the calculation of
    diluted earnings per share because their impact is antidilutive                10             1,952
                                                                         =============    ==============

9.       SEGMENT INFORMATION

         The Company operates in one business segment, airline services. However, the Company has determined to provide information regarding the following components of its business segment: Distribution ("Distribution"), Maintenance, Repair and Overhaul ("MR&O") and Manufacturing ("Manufacturing"). The Company's businesses are managed together and sell primarily to the same customers.

         Distribution's operations encompass redistribution and new parts distribution, inventory sales, brokering and exchanging of aircraft parts. In addition, Distribution provides inventory management services, including consignment, repair management, aircraft disassembly, warehouse management, purchasing services and leasing. MR&O provides heavy airframe maintenance, modification and repair services for commercial, military and freighter aircraft and for a wide range of aircraft components. Manufacturing manufactures various aircraft parts for sale to original equipment manufacturers, including precision engine parts.

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

         The Company evaluates performance and allocates resources based on operating income. The accounting policies of each component of the Company's business segment are the same as those described in the summary of significant accounting policies contained in the Company's consolidated financial statements and notes thereto included in its Form 10-K for the year ended December 31, 1999.

                                              FOR THE THREE MONTHS ENDED MARCH 31,
                                      -------------------------------------------------
                                                    1999                       2000
                                      ----------------------------------   -------------
                                                          As Reported,
                                           As           With Adjustments
                                         Reported          (Note 2)
Operating Revenues:
    Distribution                         $ 85,804          $ 79,204         $ 74,681
    MR&O                                   87,066            87,066          110,043
    Manufacturing                          11,453            11,453           11,615
    Accounting eliminations                (6,365)           (6,365)         (10,355)
                                         ---------         ---------        ---------
Total Operating Revenues                 $177,958          $171,358         $185,984
                                         =========         =========        =========
Income from Operations:
    Distribution                         $ 10,464          $  8,764         $  3,816
    MR&O                                   12,301            12,301           10,530
    Manufacturing                           1,023             1,023            1,108
    Accounting eliminations                  (401)             (401)            (557)
    Corporate general &
      administrative expenses              (2,468)           (2,468)          (4,356)
                                         ---------         ---------        ---------
Total Income from Operations             $ 20,919          $ 19,219         $ 10,541
                                         =========         =========        =========
                                                          DECEMBER 31,      MARCH 31,
                                                             1999             2000
                                                        ---------------   -------------
Assets:
    Distribution                                           $376,005         $361,560
    MR&O                                                    300,019          326,497
    Manufacturing                                            65,825           66,463
    Corporate                                                36,943           38,905
                                                            --------         --------
Total assets                                               $778,792         $793,425
                                                            ========         ========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS OR MAY CONTAIN FORWARD-LOOKING STATEMENTS, SUCH AS STATEMENTS REGARDING OUR GROWTH STRATEGY AND ANTICIPATED TRENDS IN THE INDUSTRY IN WHICH WE OPERATE. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON OUR CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATING TO OUR OPERATIONS AND RESULTS OF OPERATIONS, COMPETITIVE FACTORS, SHIFTS IN MARKET DEMAND, AND OTHER RISKS AND UNCERTAINTIES, INCLUDING, IN ADDITION TO THOSE DESCRIBED BELOW, THOSE DISCLOSED IN OUR ANNUAL REPORT ON FORM 10-K, AS AMENDED, FOR THE YEAR ENDED DECEMBER 31, 1999, UNCERTAINTIES WITH RESPECT TO AVAILABLE CAPITAL TO CONTINUE TO SUPPORT OUR CURRENT OPERATIONS AND FUTURE GROWTH, OUR MAINTAINING GOOD WORKING RELATIONSHIPS WITH OUR VENDORS AND CUSTOMERS, OUR ABILITY TO REDUCE OUR INDEBTEDNESS FROM ITS CURRENT LEVELS THROUGH SALES OF OUR ASSETS, OUR ABILITY TO ACQUIRE ADEQUATE INVENTORY AND TO OBTAIN FAVORABLE PRICING FOR SUCH INVENTORY, COMPETITIVE PRICING FOR OUR PRODUCTS AND SERVICES, INCREASED COMPETITION IN THE AIRCRAFT SPARE PARTS REDISTRIBUTION AND MAINTENANCE, REPAIR AND OVERHAUL MARKETS ("MR&O"), OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL IN OUR BUSINESSES, OUR ABILITY TO CONSUMMATE SUITABLE ACQUISITIONS AND/OR TO CONTINUE TO DEVELOP OUR BUSINESS INTERNALLY, UTILIZATION RATES FOR OUR MR&O FACILITIES, OUR ABILITY TO EFFECTIVELY INTEGRATE ACQUISITIONS, OUR ABILITY TO EFFECTIVELY MANAGE THE GROWTH OF OUR BUSINESS, ECONOMIC FACTORS WHICH AFFECT THE AIRLINE INDUSTRY AND CHANGES IN GOVERNMENT REGULATIONS. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM RESULTS EXPRESSED OR IMPLIED IN ANY FORWARD-LOOKING STATEMENTS MADE BY US IN THIS QUARTERLY REPORT ON FORM 10-Q. WE DO NOT UNDERTAKE ANY OBLIGATION TO REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR CIRCUMSTANCES.

         The following discussion and analysis should be read in conjunction with the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K, as amended, for the year ended December 31, 1999 (the "Form 10-K").

RECENT DEVELOPMENTS

         We were not in compliance at December 31, 1999 and March 31, 2000 with certain of the financial covenants contained in the Company's credit facility. Our lenders have agreed to forbear in regards to these covenant violations and other matters until May 31, 2000 and they have increased the interest rate that we are paying on our senior borrowings by 2% during this period. As a result of this forbearance period, our liquidity position at December 31, 1999 and the covenant violations discussed above, our independent accountants stated in their audit opinion, in relation to their examination of our consolidated financial statements for the year ended December 31, 1999, that these matters raised substantial doubt about our ability to continue as a going concern. We are currently pursuing a new credit facility with our senior lenders. There can be no assurance that we will successfully execute a new credit facility during this period and failure of this to occur would likely have a material adverse effect upon us. Once a new credit facility is executed, we intend to work with our independent accountants toward the reissuance of their opinion on our 1999 consolidated financial statements and the removal of their comments relating to our ability to continue as a going concern. There can be no assurance that this will occur.

         We are currently taking actions designed to reduce our debt through possible sales of our assets, including the potential sale of our manufacturing operations and/or other assets. We are also continuing our efforts to sell or lease the four A-300 aircraft that we own and reduce our debt through that process. There can be no assurance that we will successfully reduce our debt through this process or as to the occurrence or timing of any such asset sales.

         In April 2000, one of our large MR&O customers that represents a significant portion of the operations at one of our facilities filed bankruptcy. We are currently in possession of a significant amount of inventory and other assets owned by the customer that we have either repaired or are in the process of repairing. The customer has continued to make payments on amounts due us. We intend to work with the customer and, although there can be no assurance, we do not anticipate that this customer's bankruptcy will have a material impact on our financial position or results of operations.

RESULTS OF OPERATIONS

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

         In connection with the preparation of our consolidated financial statements for the year ended December 31, 1999, we identified several transactions which, after review, should not have been recorded as revenues in our books and records. Based upon these findings, in early February 2000, our Board of Directors organized a special committee to review certain matters relating to our accounting and sales practices. The committee retained outside professionals to conduct an in-depth review and investigation of these matters, which has now been concluded.

         We concluded that seven 1999 transactions (one in the first quarter) arising in our redistribution operation should have been accounted for as exchange transactions rather than as sales. We have also concluded that seven additional 1999 transactions (two in the first quarter) arising in our redistribution operation should not have been recorded as sales due to certain contingencies associated with the transactions that had not been resolved at the date of the sales. In the aggregate, the three transactions affecting the first quarter of 1999 represented $6,600 of revenues and $1,700 of gross profit, representing approximately 3.7% and 4.1%, respectively, of our revenues and gross profit for the first quarter of 1999. For comparative purposes, the financial statements included in this Form 10-Q present both our results for the three months ended March 31, 1999 as reported and with adjustments for the potential effect of these three transactions.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         Operating revenues for the three months ended March 31, 2000 increased $8.0 million, or 4.5% ($14.6 million or 8.5%, with adjustments) to a record $186.0 million, from $178.0 million ($171.4 million, with adjustments) for the three months ended March 31, 1999. This increase is due primarily to an increase in revenues from our heavy airframe maintenance operations. Illustrating this increase in revenue is the growth of our labor force at these operations, which grew from approximately 2,450 as of March 31, 1999 to approximately 3,050 as of March 31, 2000. First quarter 2000 revenues were positively impacted by revenues from facilities in which we made investments during 1999. During 1999, we acquired the assets of Kitty Hawk, Inc.'s airframe and JT8D engine maintenance operations located in Oscoda, Michigan. We also developed a new MR&O facility in Winston-Salem, North Carolina and expanded our MR&O facilities in Greensboro, North Carolina. This increase was partially offset by a decrease in revenues in our redistribution operations caused by a decrease in purchases of spare aircraft parts and our initiative to reduce inventory in our redistribution operations, which began during the first quarter of 2000. Redistribution inventory decreased from approximately $214.1 million as of December 31, 1999 to approximately $196.2 million as of March 31, 2000.

         Gross profit decreased $6.2 million, or 15.0% ($4.5 million or 11.4%, with adjustments), to $35.0 million for the three months ended March 31, 2000, compared with $41.2 million ($39.5 million, with adjustments) for the three months ended March 31, 1999. This decrease is primarily attributable to the continued shift in our operations whereby a higher percentage of our sales are derived from MR&O operations, which generally operate at lower gross profit margins but higher operating income margins than our other operations, our initiative to reduce the inventory levels in our redistribution operations (which has resulted in sales of certain assets at gross margins slightly below historical levels and sales of other assets immediately following the purchase of the assets to generate immediate positive cash flow but at slightly lower gross margin), and a decrease in gross profit from our leasing operations, due to a reduction in our investment in leased assets and sales of leased assets in the first quarter of 1999, which did not recur in 2000. Gross profit as a percentage of operating revenues decreased to 18.8% for the three months ended March 31, 2000, from 23.1% for the three months ended March 31, 1999.

         Operating expenses increased $4.3 million or 21.1% to $24.5 million for the three months ended March 31, 2000, compared with $20.2 million for the three months ended March 31, 1999. Operating expenses as a percentage of operating revenues were 13.2% for the three months ended March 31, 2000, compared to 11.4% (11.8%, with adjustments) for the three months ended March 31, 1999. Operating expenses in 2000 were affected by a $1.2 million increase in professional fees during the first quarter of 2000 as compared to the first quarter of 1999, relating primarily to the completion of our 1999 audit. Operating expenses relating to redistribution operations also increased as a result of our strategy during 1999 and the beginning of 2000 to continue to grow these operations. Operating expenses in our redistribution operations increased from 13.3% (14.7%, with adjustments) of operating revenues for the three months ended March 31, 1999 to 16.6% of operating revenues for the three months ended March 31, 2000. During the latter portion of the first quarter of 2000, we restructured our redistribution operations and reduced headcount in this business from approximately 420 as of December 31, 1999 to approximately 320 as of April 30, 2000.

         Interest expense and other for the three months ended March 31, 2000 increased by $4.7 million or 53.9% to $13.4 million, from $8.7 million for the three months ended March 31, 1999. This increase is primarily attributable to the increased debt outstanding relating to our senior credit facility during these periods that increased from $215.2 million as of March 31, 1999 to $268.0 million as of March 31, 2000. In addition, as discussed above, we were not in compliance with the financial covenants under our credit facility as of December 31, 1999 and March 31, 2000. As a result, during the first quarter of 2000, we entered into a standstill agreement with our lenders under which they agreed to forbear in regards to these covenant violations and other matters. Under the terms of the standstill agreements, our interest rate was increased by 2%. We were also required to pay substantial financing fees ($1.5 million) that were expensed over the term of the original standstill agreement which expired on March 31, 2000 and an additional $1.5 million that related to a further extension of the standstill agreement through May 31, 2000 which will be expensed during the second quarter of 2000. The weighted average interest rate on our senior credit facility was approximately 10.6% for the three months ended March 31, 2000 (excluding amortization of bank financing fees of $2.1 million), compared to 7.3% for the three months ended March 31, 1999. The increase in debt outstanding during these periods is primarily attributable to increased net borrowings during 1999 to finance the acquisition of the assets of Kitty Hawk, Inc.'s airframe and JT8D engine facilities, redistribution inventory acquisitions and additional investments which were made in our MR&O facilities and computer systems during 1999. As discussed above, we are currently working to reduce the outstanding debt under our senior credit facility.

         As a result of the above factors, income (loss) before income taxes and equity income of affiliate for the three months ended March 31, 2000 was a loss of $2.8 million, compared to income of $12.2 million ($10.5 million, with adjustments) for the three months ended March 31, 1999.

         Equity income of affiliate, net of income taxes, decreased $0.4 million for the three months ended March 31, 2000 to $0.1 million, from $0.5 million for the same period in 1999. The decrease was attributable to the winding down in the operations of the affiliate as the date for compliance with noise reduction requirements has passed and therefore sales of aircraft noise reduction kits have been decreased significantly.

         Net (loss) income for the three months ended March 31, 2000 was a loss of $1.6 million ($0.11 per diluted share), compared to net income of $7.9 million, or $0.61 per diluted share ($6.9 million, or $0.53 per diluted share, with adjustments) for the three months ended March 31, 1999. Weighted average common and common equivalent shares outstanding (diluted) were 15.0 million during the three months ended March 31, 2000, compared to 13.0 million for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         LIQUIDITY

         We are currently pursuing the following actions designed to reduce our debt:

         o        sales or leases of the A-300 aircraft we currently own,

         o reducing inventory levels at our redistribution operations, and

         o sales of our assets, including the potential sale of our manufacturing operations or other assets.

         There can be no assurance that we will successfully execute these transactions or as to the timing of any potential transactions. During the first week of April, collections on open accounts receivable for our MR&O and distribution operations were approximately $20.3 million. Additionally, during April 2000, we collected $16.4 million of our federal income taxes recoverable from taxes paid in previous years. We believe that our available capital resources, assuming that we are able to successfully execute a new credit facility with our senior lenders, will be sufficient to satisfy our working capital requirements for our existing businesses over the next 12 months. However, there can be no assurance that we will successfully execute a new credit facility during this period and failure of this to occur would likely have a material adverse effect upon us.

         We may also consider selling additional equity and/or debt securities in the future to meet working capital requirements of our current business and to continue the further development of our business.

         As of March 31, 2000, we had outstanding indebtedness of approximately $453.1 million (excluding letters of credit), of which $283.5 million was senior debt and $169.6 million was other indebtedness. As of April 30, 2000, we had approximately $418.9 million of outstanding indebtedness, of which $249.4 million was senior debt and $169.5 million was other indebtedness. Our ability to make payments of principal and interest on, or to refinance our debt, will depend upon our future operating performance, which will be subject to economic, financial, competitive and other factors beyond our control. The level of our indebtedness is also important due to:

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

         In prior years, we relied primarily upon significant borrowings under our credit facility, and sales of our securities, including our previously issued senior subordinated notes, to satisfy our funding requirements relating to our acquisitions of several businesses and to finance the growth of our business. We cannot assure you that financing alternatives will be available to us in the future to support our continued growth.

         CASH

         Cash and cash equivalents decreased from $21.4 million as of December 31, 1999 to $9.5 million as of March 31, 2000. Net cash used in operating activities during the three months ended March 31, 2000 and 1999 was $13.3 million and $42.7 million, respectively. The decrease was primarily the result of a reduction in inventory which, as discussed above, relates to our initiative to reduce inventory levels in our redistribution operation. Inventory decreased $8.5 million during the three months ended March 31, 2000, compared to an increase in inventory of $24.2 million ($29.1 million, with adjustments) during the three months ended March 31, 1999. Cash used in operating activities was, in part, negatively impacted by the timing of collections on open accounts receivable which, in certain instances, were deferred until after March 31, 2000. Cash used in investing activities during the three months ended March 31, 2000 and 1999 was $7.0 million and $6.3 million, respectively. The cash used in investing activities for the three months ended March 31, 2000 primarily related to capital expenditures associated with tooling investments in our MR&O operations and equipment purchases relating to the move of the Company's headquarters and redistribution operation which occurred in April 2000. Cash provided by financing activities for the three months ended March 31, 2000 and 1999 was $8.3 million and $39.8 million, respectively. Cash provided by financing activities for the three months ended March 31, 2000 is primarily comprised of the proceeds of a $15.5 million term loan executed in February 2000, net of repayments of outstanding notes payable and outstanding indebtedness under our senior credit facility.

         CREDIT FACILITY

         On September 18, 1998, we entered into a four year Senior Secured Revolving Credit Facility (the "Credit Facility") which provided us with a $200.0 million revolving line of credit, including a $30.0 million letter of credit sublimit, with the imposition of certain borrowing criteria based on the satisfaction of certain debt ratios. The eligible borrowing base includes certain receivables and inventories. The interest rate on the Credit Facility is, at our option, (a) prime plus a margin, or (b) LIBOR plus a margin, where the respective margin determination is made upon our financial performance over a 12 month period (ranging from 0.0% to 1.0% in the event prime is utilized, or 1.125% to 2.5% in the event LIBOR is utilized). As discussed below, during the period of forbearance with our lenders of February 1, 2000 through May 31, 2000, the interest rate margin has been increased an additional two percent.

         In November 1998 and May 1999, the Credit Facility was amended to increase the revolving loan and letter of credit facility to $250.0 and $300.0 million, respectively. During the three months ended March 31, 2000 and 1999, the weighted average interest rate on the Credit Facility was 10.6% and 7.3%, respectively. As of March 31, 2000 and December 31, 1999, the outstanding balance on the Credit Facility was $268.0 million and $269.6 million, respectively.

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

         We were not in compliance at December 31, 1999 or March 31, 2000 with certain of the financial covenants contained in the Credit Facility. Our lenders have agreed to forbear in regards to these covenant violations and other matters until May 31, 2000 and they have increased the interest rate which we are paying on our senior borrowings by 2% during this period. We were also required to pay substantial fees in relation to the standstill agreement associated with the period of forbearance. We are currently pursuing a new credit facility with our senior lenders. There can be no assurance that we will successfully execute a new credit facility during this period and failure of this to occur would likely have a material adverse effect upon us.

         In February 2000, we executed a $15.5 million term loan with the financial institution that is the agent to the Credit Facility. The proceeds from the term loan were used to repay debt outstanding under the Credit Facility. The term loan matures in February 2001, bears interest at 12% and contains financial covenants that are consistent with the Credit Facility. Under the term loan agreement, we also granted warrants to the lender to purchase 129,000 shares of our common stock exercisable for nominal consideration at any time until December 31, 2005. If the term loan is not repaid in full, the warrants entitle the holder to require us, subsequent to July 31, 2000 and subject to a vesting schedule, to repurchase the warrants or common shares issued upon prior exercise of the warrants.

         SENIOR SUBORDINATED NOTES

         In February 1998, we sold $165.0 million in senior subordinated notes (the "Notes") due in 2008 with a coupon rate of 8.125% at a price of 99.395%. The Notes mature on February 15, 2008. Interest is payable on February 15 and August 15 of each year. The Notes are general unsecured obligations, subordinated in right of payment to all existing and future senior debt, including indebtedness outstanding under the Credit Facility and under facilities which may replace the Credit Facility in the future. In addition, the Notes are effectively subordinated to all secured obligations to the extent of the assets securing such obligations, including the Credit Facility.

         The indenture pursuant to which the Notes have been issued (the "Indenture") permits us and our subsidiaries to incur substantial additional indebtedness, including senior debt. Under the Indenture, we may borrow unlimited additional amounts so long as after incurring such debt we meet a fixed charge coverage ratio for the most recent four fiscal quarters. Additionally, the Indenture allows us to borrow and have outstanding additional amounts of indebtedness (even if we do not meet the required fixed charge coverage ratios), up to enumerated limits. The Company did not meet the fixed charge coverage ratio for the one-year period ended March 31, 2000. Accordingly, its ability to incur additional debt is limited under its indenture. The Notes are also effectively subordinated in right of payment to all existing and future liabilities of any of our subsidiaries that do not guarantee the Notes.

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

         OTHER NOTES

         In connection with the acquisition of Kratz-Wilde Machine Company, one of our subsidiaries delivered a non-interest-bearing promissory note (guaranteed by us) to the sellers in the original principal amount of $2.5 million (discounted to $2.2 million). A payment of $1.2 million was made during January 1999 and the remaining principal balance of $1.3 million was paid in January 2000. Interest on this note has been imputed at 8%.

         In connection with the acquisition of Caribe and AIDI, one of our subsidiaries delivered to the sellers a promissory note in the original principal amount of $5.0 million, which was guaranteed by us. The note was payable over a two year period with an interest rate of 8% per annum. The first payment of $2.5 million was made during March 1999 and the final payment was paid in March 2000.

         LEASE FOR NEW FACILITY

         In 1998, we decided to move to a new corporate headquarters and warehouse facility. On December 17, 1998, we entered into an operating lease for the new facility with First Security Bank, National Association, as trustee of a newly created trust, as lessor. The lease has an initial term of five years and is a triple net lease. The lease contains financial covenants regarding our financial performance and other affirmative and negative covenants. Substantially all of our subsidiaries have guaranteed our obligations under the lease. Additionally, we have an option to acquire the new facility at the end of the lease and if we do not purchase the new facility at the end of the lease, we will be obligated to pay a fee. We moved our corporate headquarters and redistribution operation into the new facility in April 2000 and expect to move one of our MR&O operations into the new facility during June 2000.

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

         We were not in compliance at December 31, 1999 or March 31, 2000 with certain of the financial covenants contained in the lease agreement. The lessor and its lenders have agreed to forbear in regards to these covenant violations and other matters until May 31, 2000. During this period, we intend to pursue a replacement of the Credit Facility with our senior lenders, including the lender which has financed construction of our new facility. Upon execution of a new Credit Facility, the covenants and other terms of the lease agreement will likely be amended consistent with the new Credit Facility. There can be no assurance that these defaults will be resolved to the satisfaction of the lessor and the lenders. The failure to resolve these issues would likely have a material adverse effect upon us.

COMPUTER SYSTEMS AND IMPACT OF THE YEAR 2000

         Prior to December 31, 1999, we completed an assessment of internal and external Information Technology ("IT") systems and non-IT systems. We also substantially completed the implementation of new Management Information Systems ("MIS") in our MR&O and manufacturing operations. During 1999, we were in the process of implementing a new MIS system in our distribution operations. However, that system was not expected to be fully implemented until sometime in 2000. In order to continue our operations, during the third and fourth quarters of 1999, we remediated the MIS system historically used in our distribution operations, and such system was Year 2000 compliant prior to December 31, 1999. Total costs associated with Year 2000 remediation incurred during the year ended December 31, 1999 were approximately $2.0 million, which were expensed as incurred. As discussed below, we have decided to not complete the implementation of the new MIS system for our distribution operations, and we are seeking at this time to acquire a new MIS system for our distribution operations.

         As a result of the procedures performed in regards to the Year 2000 issue as described above, we did not incur any significant effect from the Year 2000 issue. In addition, although there can be no assurance, we are not currently aware of any Year 2000 problems relating to our systems or the systems operated by third parties which would materially adversely affect our business, results of operations or financial condition.

         As noted above, since 1998, we had been implementing a new MIS system in our distribution operations. The finance component of the system was successfully implemented and is currently being utilized in our operations. As of December 31, 1999, management made the decision to discontinue implementation of the components of the system intended to support all other areas of the distribution operations, excluding finance, and has begun to review alternatives to the finance component for which the licensing agreement expires in September 2000.

         PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         See Note 5 to the Company's Unaudited Condensed Consolidated Financial Statements included in this filing.

Item 2.  CHANGES IN SECURITIES

         Not applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         No matters were submitted to the Company's shareholders during the first quarter of 2000.

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORMS 8-K

(a)      EXHIBITS

                  27.1 - Financial Data Schedule - March 31, 2000

(b)      REPORTS ON FORM 8-K

         The Company filed a Current Report on Form 8-K, reporting certain events under item 5, on March 27, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AVIATION SALES COMPANY

          Dated: May 22, 2000

                                       BY: /S/ MICHAEL C. BRANT
                                       -------------------------------------
                                       Michael C. Brant, Vice President and
                                         Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)

                                 EXHIBIT INDEX

EXHIBIT                 DESCRIPTION

 27.1               Financial Data Schedule - March 31, 2000