Form 10-Q
period 2000-06-30
AVIATION SALES CO
filed 2000-08-15
CIK 1012159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

         Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,015,317 shares of common stock, $.001 par value per share, were outstanding as of August 10, 2000.

                     AVIATION SALES COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                               December 31,   June 30,
                                                   1999         2000
                                               ------------   ----------
                                                             (Unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                   $ 19,439     $  3,337
     Accounts receivable, net                     156,327      175,445
     Inventories                                  338,942      302,331
     Deferred income taxes                          2,292           --
     Other currents assets                         40,730       31,633
                                                 --------     --------
         Total current assets                     557,730      512,746
                                                 --------     --------
Equipment on lease, net                            17,393       10,355
                                                 --------     --------
Fixed assets, net                                  73,120       77,603
                                                 --------     --------
Amounts due from related parties                    2,099        2,052
                                                 --------     --------
OTHER ASSETS:
     Goodwill, net                                 50,679       48,779
     Deferred financing costs, net                  7,953       11,755
     Other assets                                  14,428       10,466
       Net assets of discontinued operations       50,954       41,042
                                                 --------     --------
         Total other assets                       124,014      112,042
                                                 --------     --------
         Total assets                            $774,356     $714,798
                                                 ========     ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AVIATION SALES COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (Continued)

                                                                          December 31,   June 30,
                                                                              1999         2000
                                                                          ------------   --------
                                                                                        (Unaudited)
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                       $ 74,935     $ 58,062
     Accrued expenses                                                         31,918       41,073
     Current maturities of notes payable                                       2,636       15,500
     Current maturities of capital lease obligations                              84          178
     Revolving loan                                                          269,580      240,311
                                                                            --------     --------
         Total current liabilities                                           379,153      355,124
                                                                            --------     --------
     Senior subordinated notes                                               164,254      164,300
     Notes payable, net of current portion                                     1,066        1,102
     Capital lease obligations, net of current portion                         4,093        4,023
     Deferred income                                                           1,113          936
     Other long-term liabilities                                               6,155        2,592
                                                                            --------     --------
         Total long-term liabilities                                         176,681      172,953
                                                                            --------     --------
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value, 1,000,000 shares authorized, none outstanding, 15,000 shares designated Series A Junior
         Participating                                                            --           --
     Common stock, $.001 par value, 30,000,000 shares authorized,
         15,015,317 shares issued and outstanding at December 31,
         1999 and June 30, 2000                                                   15           15
     Additional paid-in capital                                              150,288      151,368
     Retained earnings                                                        68,219       35,338
                                                                            --------     --------
         Total stockholders' equity                                          218,522      186,721
                                                                            --------     --------
         Total liabilities and stockholders' equity                         $774,356     $714,798
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

                     AVIATION SALES COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                                              For the Three Months Ended
                                                                         June 30,
                                                         -------------------------------------
                                                                  1999                  2000
                                                         -------------------------   ---------
                                                                      As Reported,
                                                                          With
                                                            As        Adjustments
                                                         Reported      (Note 2)
Operating revenues:
     Sales of products, net                              $  89,211     $  78,963     $  76,808
     Services and other                                     77,628        77,628        87,899
                                                         ---------     ---------     ---------
                                                           166,839       156,591       164,707
Cost of sales                                              125,772       117,729       149,602
                                                         ---------     ---------     ---------
Gross profit                                                41,067        38,862        15,105
Operating expenses                                          19,329        19,329        23,303
                                                         ---------     ---------     ---------
     Income (loss) from operations                          21,738        19,533        (8,198)
Interest expense and other                                   8,447         8,447        15,227
                                                         ---------     ---------     ---------
     Income (loss) before income taxes, equity
           income of affiliate and discontinued
           operations                                       13,291        11,086       (23,425)
Income tax expense (benefit)                                 5,201         4,319        (1,108)
                                                         ---------     ---------     ---------
     Income (loss) before equity income of affiliate
           and discontinued operations                       8,090         6,767       (22,317)
Equity income of affiliate                                     393           393            --
                                                         ---------     ---------     ---------
     Income (loss) from continuing operations                8,483         7,160       (22,317)
Discontinued operations:
     Operations, net of income taxes                         1,020         1,020           260
     Loss on disposal                                           --            --        (9,218)
                                                         ---------     ---------     ---------
Net income (loss)                                        $   9,503     $   8,180     $ (31,275)
                                                         =========     =========     =========

Basic earnings (loss) per share:
     Income (loss) from continuing operations            $    0.65     $    0.55     $   (1.48)
     Income (loss) from discontinued operations               0.08          0.08         (0.60)
                                                         ---------     ---------     ---------
     Net income (loss)                                   $    0.73     $    0.63     $   (2.08)
                                                         =========     =========     =========
Diluted earnings (loss) per share:
     Income (loss) from continuing operations            $    0.64     $    0.54     $   (1.48)
     Income (loss) from discontinued operations               0.07          0.07         (0.60)
                                                         ---------     ---------     ---------
     Net income (loss)                                   $    0.71     $    0.61     $   (2.08)
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

                     AVIATION SALES COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                                                  For the Six Months Ended
                                                                           June 30,
                                                            -------------------------------------
                                                                      1999                 2000
                                                            -------------------------   ---------
                                                                         As Reported,
                                                                             With
                                                                As       Adjustments
                                                             Reported      (Note 2)
Operating revenues:
     Sales of products, net                                 $ 187,077     $ 170,229     $ 158,735
     Services and other                                       146,266       146,266       180,426
                                                            ---------     ---------     ---------
                                                              333,343       316,495       339,161
Cost of sales                                                 253,740       240,797       291,436
                                                            ---------     ---------     ---------
Gross profit                                                   79,603        75,698        47,725
Operating expenses                                             37,970        37,970        46,406
                                                            ---------     ---------     ---------
     Income from operations                                    41,633        37,728         1,319
Interest expense and other                                     17,135        17,135        28,612
                                                            ---------     ---------     ---------
     Income (loss) before income taxes, equity
        income of affiliate and discontinued operations        24,498        20,593       (27,293)
Income tax expense (benefit)                                    9,571         8,010        (2,666)
                                                            ---------     ---------     ---------
     Income (loss) before equity income of affiliate
           and discontinued operations                         14,927        12,583       (24,627)
Equity income of affiliate                                        850           850            43
                                                            ---------     ---------     ---------
     Income (loss) from continuing operations                  15,777        13,433       (24,584)
Discontinued operations:
     Operations, net of income taxes                            1,644         1,644           921
     Loss on disposal                                              --            --        (9,218)
                                                            ---------     ---------     ---------
Net income (loss)                                           $  17,421     $  15,077     $ (32,881)
                                                            =========     =========     =========
Basic earnings (loss) per share:
     Income (loss) from continuing operations               $    1.22     $    1.04     $   (1.64)
     Income (loss) from discontinued operations                  0.13          0.13         (0.55)
                                                            ---------     ---------     ---------
     Net income (loss)                                      $    1.35     $    1.17     $   (2.19)
                                                            =========     =========     =========
Diluted earnings (loss) per share:
     Income (loss) from continuing operations               $    1.19     $    1.01     $   (1.64)
     Income (loss) from discontinuing operations                 0.12          0.12         (0.55)
                                                            ---------     ---------     ---------
     Net income (loss)                                      $    1.31     $    1.13     $   (2.19)
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

                     AVIATION SALES COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                   For the Six Months Ended
                                                                            June 30,
                                                           ---------------------------------------
                                                                      1999                  2000
                                                           ----------------------------  ---------
                                                                         As Reported,
                                                               As      With Adjustments
                                                            Reported       (Note 2)
CASH FLOW FROM OPERATING ACTIVITIES:
     Net income (loss)                                     $  17,421      $  15,077      $ (32,881)
     Adjustments to reconcile net income (loss) to
              net cash used in operating activities:
         Depreciation and amortization                         6,743          6,743         11,350
         Proceeds from sale of equipment on lease,
              net of gain                                      1,088          1,088          1,054
         Provision for doubtful accounts                         922            922          1,411
         Loss on disposition of affiliate                         --             --            859
         Equity in earnings of affiliate, net of taxes          (850)          (850)           (43)
         Deferred income taxes                                  (329)          (329)         2,292
         Increase in accounts receivable                     (39,099)       (22,251)       (20,529)
         (Increase) decrease in inventories                  (76,981)       (89,924)        41,945
         (Increase) decrease in other current assets          (8,441)        (8,441)         9,098
         (Increase) decrease in other assets                  (8,260)        (8,260)        14,243
         Increase (decrease) in accounts payable               6,377          6,377        (16,875)
         Increase in accrued expenses                         15,737         14,176          9,699
         Increase (decrease) in deferred income                3,959          3,959           (176)
         Increase (decrease) in other liabilities                 15             15         (3,562)
                                                           ---------      ---------      ---------
                 Net cash (used in) provided by
                    operating activities                     (81,698)       (81,698)        17,885
                                                           ---------      ---------      ---------
CASH FLOW FROM INVESTING ACTIVITIES:
     Purchases of fixed assets                               (10,465)       (10,465)        (9,656)
     Payments from related parties                                66             66             47
     Investment in limited liability company                      --             --         (2,000)
     Proceeds from disposition of affiliate                       --             --          1,455
                                                           ---------      ---------      ---------
         Net cash used in investing activities               (10,399)       (10,399)       (10,154)
                                                           ---------      ---------      ---------
CASH FLOW FROM FINANCING ACTIVITIES:
     Borrowing under senior debt facilities                  272,850        272,850        183,156
     Payments under senior debt facilities                  (259,119)      (259,119)      (212,425)
     Proceeds of term loan                                        --             --         15,500
     Payments on equipment loans                                (610)          (610)           (95)
     Payments on notes payable                                (2,779)        (2,779)        (2,411)
     Proceeds from secondary public offering                  80,318         80,318             --
     Stock options exercised                                   4,676          4,676             --
     Payments on capital leases                                  (60)           (60)          (170)
     Payments of deferred financing costs                     (1,160)        (1,160)        (7,388)
                                                           ---------      ---------      ---------
     Net cash provided by (used in) financing
           activities                                         94,116         94,116        (23,833)
                                                           ---------      ---------      ---------
Net increase (decrease) in cash and cash equivalents           2,019          2,019        (16,102)
Cash and cash equivalents, beginning of period                 6,954          6,954         19,439
                                                           ---------      ---------      ---------
Cash and cash equivalents, end of period                   $   8,973      $   8,973      $   3,337
                                                           =========      =========      =========
SUPPLEMENTAL DISCLOSURE OF CASH
     FLOW INFORMATION:
         Interest paid                                     $  14,365      $  14,365      $  20,505
                                                           =========      =========      =========
         Income taxes paid                                 $  14,375      $  14,375      $     954
                                                           =========      =========      =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AVIATION SALES COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Aviation Sales Company ("ASC" or the "Company") is a Delaware corporation. ASC is a leading provider of aviation inventory and maintenance, repair and overhaul services. The Company sells aircraft spare parts and provides aircraft maintenance, repair and overhaul services to commercial passenger airlines, air cargo carriers, maintenance and repair facilities and other redistributors throughout the world. The Company also manufactures various aircraft parts for sale to original equipment manufacturers, including precision engine parts. See Note 10 for discussion regarding the discontinuance of the Company's manufacturing operations.

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

         In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2000 and the results of its operations for the three and six month periods ended June 30, 1999 and 2000 and cash flows for the six month periods ended June 30, 1999 and 2000. The results of operations and cash flows for the six month period ended June 30, 2000 are not necessarily indicative of the results of operations or cash flows which may be reported for the year ending December 31, 2000.

         As discussed in Note 10, Discontinued Operations, the Company's manufacturing operations have been accounted for as discontinued operations and the accompanying unaudited condensed consolidated financial statements presented herein have been restated to report separately the net assets and operating results of these discontinued operations.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), is effective for fiscal years ended after June 15, 2000. The Company adopted SFAS 133 effective June 30, 2000, however, the Company did not have any derivative or hedging-type investment as defined by SFAS 133 as of that date.

         In January 2000, Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No.101 regarding revenue recognition was issued. SAB 101 clarifies issues relating to revenue recognition in financial statements including income statement presentation and disclosure. SAB 101 is effective for fiscal quarters beginning after September 15, 2000. The Company is currently assessing the impact of the future adoption of SAB 101.

         In May 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives", ("EITF Issue No. 00-14") which addresses the recognition, measurement and income statement classification for sales incentives offered by vendors to customers. EITF Issue No. 00-14 will be effective for the Company during the quarter ending September 30, 2000. Sales incentives within the scope of this issue include offers that can be used by a customer to receive a reduction in the price of a product or service at the point of sale. The consensus states that the cost of the sales incentive should be recognized at the latter of the date at which the related revenue is recorded or the date at which the sales incentive is offered. The consensus also states that when recognized the reduction in or refund of the selling price should be classified as a reduction of revenue. However, if the sales incentive is a free product or service delivered at the time of sale the cost should be classified as an expense. The adoption of EITF Issue No. 00-14 is not expected to have a material effect on the financial statements of the Company.

COMPREHENSIVE INCOME

         For all periods presented comprehensive income (loss) is equal to net income (loss).

LIQUIDITY

         The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Notes 5 and 6, the Company was not in compliance at March 31, 2000 with certain financial covenants contained in the Company's credit agreement with its senior lenders and certain of the lease agreements to which the Company is a party. These third parties agreed to forbear in regards to these covenant violations and other matters until May 31, 2000 at which point in time the Credit Facility was amended. The Credit Facility was further modified effective June 25, 2000. As a result of this forbearance period, the Company's liquidity position at December 31, 1999 and the covenant violations discussed above, the Company's independent accountants stated in their audit opinion, in relation to their examination of the Company's consolidated financial statements for the year ended December 31, 1999, that these matters raised substantial doubt about the Company's ability to continue as a going concern. The Company is currently taking actions designed to reduce its debt through sales of assets. As discussed in Notes 10 and 11, the Company has executed agreements relating to the sales of its manufacturing operations and three of the A-300 aircraft which it owns. The total purchase price for these sales is $77,000, less expenses.

INCOME TAXES

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets or liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability from period to period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance would be included in the provision for deferred income taxes in the period of change. The Company has recorded a charge of $7,888 to income tax expense and increased the loss from discontinued operations by $3,687 during the three months ended June 30, 2000 to provide a full valuation allowance for its deferred tax assets.

RECLASSIFICATIONS

         Certain 1999 account balances have been reclassified to conform with current year presentation.

2.       1999 SECOND QUARTER AND YEAR TO DATE RESULTS

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

         The Company has concluded that seven 1999 transactions (including one in the first quarter and four in the second quarter) arising in its redistribution operation should have been accounted for as exchange transactions rather than as sales. The Company has also concluded that seven additional 1999 transactions (including two in the first quarter and four in the second quarter) arising in its redistribution operation should not have been recorded as sales due to certain contingencies associated with the transactions that had not been resolved at the date of the sales. In the aggregate, the transactions affecting the second quarter of 1999 represented $10,248 of revenues and $2,205 of gross profit, representing approximately 5.7% and 5.0%, respectively, of the Company's revenues and gross profit (including the revenues and gross profit of its discontinued operations) for this period. These transactions, combined with the transactions arising in the first quarter of 1999, represented $16,848 of revenues and $3,905 of gross profit or approximately 4.7% and 4.6%, respectively, of the Company's revenue and gross profit (including the revenues and gross profit of its discontinued operations) for this period. For comparative purposes, the financial statements included in this Form 10-Q present both the Company's results for the three and six months ended June 30, 1999 as reported and with adjustments for the potential effect of these transactions.

3.       INVESTMENTS IN AFFILIATES

         During 1994, Whitehall Corporation, which was acquired by the Company in 1998 in a transaction accounted for under the pooling of interests method, obtained a 40% ownership in a joint venture involved in the development of aircraft-related technology for an initial investment of $1. The Company accounts for its investment in the joint venture under the equity method. In 1994, Whitehall loaned $2,000 to the joint venture, which was evidenced by a promissory note which accrued interest at a maximum rate of 5% per annum. Principal and accrued interest became due on January 5, 1999. During February 2000, the Company converted the outstanding note and accrued interest balance into a capital contribution. During May 2000, the Company liquidated its investment in the joint venture. In connection with the disposition of the joint venture, the Company recorded a charge of $859, which is included in interest expense and other.

         In August 1999, the Company obtained a 50% interest in a limited liability corporation that designs, manufactures and installs an FAA approved conversion kit which converts certain Boeing 727 aircraft from passenger configuration to cargo configuration. The initial investment was $2,500. In March 2000, the Company invested an additional $2,000 in the venture, and during the three months ended June 30, 2000, the Company invested an additional $479 in the form of services. The Company accounts for this investment under the equity method.

4.       BUSINESS COMBINATIONS

         In August 1999, the Company completed the acquisition of the assets of Kitty Hawk, Inc.'s airframe and JT8D engine maintenance operations located in Oscoda, Michigan and entered into agreements to provide heavy airframe and engine maintenance services to Kitty Hawk for a three year period. Under the terms of the acquisition agreement, the Company paid $18,080 in cash and $3,500 in purchase credits to Kitty Hawk. During the six months ended June 30, 2000, purchase credits of $592 were utilized by Kitty Hawk and $1,308 in purchase credits remain outstanding at June 30, 2000. The pre-acquisition operations of Kitty Hawk, Inc.'s airframe and JT8D engine maintenance operations were not material to the operations of the Company. The acquisition was accounted for under the purchase method of accounting. The purchase price allocation for the acquisition was as follows:

Inventories                                         $  3,535
Other assets                                           1,000
Fixed assets                                           2,322
Goodwill                                              14,723
Accrued expenses                                      (3,500)
                                                    --------
Cash used in acquisitions, net of cash acquired     $ 18,080
                                                    --------

5.       NOTES PAYABLE AND REVOLVING LOAN

         The Company has a revolving loan and letter of credit facility (the "Credit Facility") of $283,000 with a group of financial institutions. Borrowings under the Credit Facility are secured by a lien on substantially all of the Company's assets and the borrowing base consists of substantially all of the Company's receivables and inventory. The Credit Facility expires in July 2002. Interest under the Credit Facility is, at the option of the Company, (a) prime plus 3.0%, or (b) LIBOR plus 4.5%.

         The Credit Facility contains certain financial covenants regarding the Company's financial performance and certain other covenants, including limitations on the amount of annual capital expenditures and the incurrence of additional debt, and provides for the suspension of borrowing and repayment of all debt in the event of a material adverse change in the business of the Company or a change in control. A default under the Credit Facility could potentially result in a default under other agreements to which the Company is a party including its lease agreements. In addition, the Credit Facility requires mandatory repayments and a corresponding reduction in the total committment under the Credit Facility from the proceeds of a sale of assets or an issuance of equity or debt securities or as a result of insufficient collateral to meet the borrowing base requirements thereunder. At December 31, 1999 and March 31, 2000, the Company was not in compliance with certain of the financial covenants contained in the Credit Facility. The financial institutions which are party to the Credit Facility agreed to forbear in regards to these covenant violations and other matters until May 31, 2000 at which point in time the Credit Facility was amended. The Credit Agreement was further modified effective June 25, 2000. The Company was required to pay fees of $3,000 in relation to the standstill agreement associated with the forbearance which were amortized over the period from February 1, 2000 through May 31, 2000. In connection with the June 25, 2000 amendment, the Company paid fees of $2,154, which are to be amortized between July 1, 2000 and July 31, 2002. At June 30, 2000, $14,764 was available for borrowing under the Credit Facility and outstanding letters of credit aggregated $24,793.

         In February 2000, the Company executed a $15,500 term loan with the financial institution that is the agent under the Credit Facility. The term loan matures in February 2001, bears interest at 12% and contains financial covenants which are consistent with the Credit Facility. Under the term loan agreement, the Company also granted the lender common stock purchase warrants to purchase 129,000 shares of the Company's common stock exercisable for nominal consideration at any time until December 31, 2005. If the term loan is not repaid in full, the warrants entitle the holder to require the Company, subsequent to July 31, 2000 and subject to a vesting schedule, to repurchase the warrants or common shares issued upon prior exercise of the warrants. The Company has recorded the value of these warrants ($1,080) as additional paid-in capital as of the date of grant and is amortizing this amount to expense over the term of the loan.

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

         The indenture pursuant to which the senior subordinated notes have been issued permits the Company and its subsidiaries to incur substantial additional indebtedness, including additional senior debt. Under the indenture, the Company may borrow unlimited additional amounts so long as after incurring such debt it meets a fixed charge coverage ratio for the most recent four fiscal quarters. Additionally, the indenture allows the Company to borrow and have outstanding additional amounts of indebtedness (even if it does not meet the required fixed charge coverage ratios), up to enumerated limits. The Company did not meet the fixed charge coverage ratio for the one-year period ended June 30, 2000. Accordingly, its ability to incur additional debt is limited under its indenture. The senior subordinated notes are also effectively subordinated in right of payment to all existing and future liabilities of any of its subsidiaries which do not guarantee the senior subordinated notes.

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

         The senior subordinated notes are redeemable, at the Company's option, in whole or in part, at any time after February 15, 2003, at the following redemption prices, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date: (i) 2003--104.063%; (ii) 2004--102.708%; (iii)
2005--101.354%; and (iv) 2006 and thereafter -- 100%. In addition, on or prior to February 15, 2001, the Company may redeem up to 35% of the aggregate principal amount of the senior subordinated notes at a redemption price of 108.125% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the redemption date with the net proceeds of a public offering of common stock of the Company; provided, that at least 65% of the aggregate principal amount of the senior subordinated notes originally issued remains outstanding immediately after the occurrence of this redemption.

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

6.       COMMITMENTS AND CONTINGENCIES

LITIGATION AND CLAIMS

         Several lawsuits have been filed against the Company and certain of its officers and directors, and its auditors, in the United States District Court for the Southern District of Florida, which has now been consolidated into a single lawsuit. The consolidated complaint, as amended in March 2000, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of, and Rule 10b-5 under, the Securities Exchange Act of 1934. Among other matters, the amended consolidated complaint alleges that the Company's reported financial results were materially misleading and violated generally accepted accounting principles. The amended consolidated complaint seeks damages and certification of two classes, one consisting of purchasers of the Company's common stock in the June 1999 public offering and one consisting of purchasers of the Company's common stock during the period between March 26, 1998 and January 28, 2000. During May 2000, the Company filed a motion to dismiss the claims set forth in the amended consolidated complaint. The Company believes that the allegations contained in the amended consolidated complaint are without merit and intends to vigorously defend these and any related actions. Nevertheless, unfavorable resolution of these lawsuits could have a material adverse effect on the Company in one or more future periods.

         The U.S. Securities and Exchange Commission is conducting an informal inquiry into the Company's accounting for certain transactions. The Company is cooperating with the SEC in its inquiry.

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

         On June 24, 1998, Zantop International Airlines, Inc. filed an action against Aero Corp.-Macon, Inc., one of the Company's subsidiaries (which is now part of TIMCO), in the Superior Court of Bibb County, Georgia. The suit was for an unspecified amount of damages and certain equitable relief arising out of the July 1997 sale to Aero Corp.-Macon, Inc. (then a subsidiary of Whitehall) of certain assets used in connection with the operation of Aero Corp.-Macon, Inc. The nature of the action involved a contractual dispute relative to certain purchase price adjustments and inventory purchases. The Company settled the suit for $225 during July 2000.

         The Company is also involved in various lawsuits and other contingencies arising out of its operations in the normal course of business. In the opinion of management, the ultimate resolution of these claims and lawsuits will not have a material adverse effect upon the financial position of the Company.

ENVIRONMENTAL MATTERS

         The Company is taking remedial action pursuant to Environmental Protection Agency and Florida Department of Environmental Protection ("FDEP") regulations at TIMCO-Lake City. Ongoing testing is being performed and new information is being gathered to continually assess the impact and magnitude of the required remediation efforts on the Company. Based upon the most recent cost estimates provided by environmental consultants, the Company believes that the total remaining testing, remediation and compliance costs for this facility will be approximately $1,400. Testing and evaluation for all known sites on TIMCO-Lake City's property is substantially complete and the Company has commenced a remediation program. The Company is currently monitoring the remediation, which will extend into the future. Subsequently, the Company's accruals were increased because of this monitoring, which indicated a need for new equipment and additional monitoring. Based on current testing, technology, environmental law and clean-up experience to date, the Company believes that it has established an accrual for a reasonable estimate of the costs associated with its current remediation strategies. To comply with the financial assurances required by the FDEP, the Company has issued a $1,400 standby letter of credit in favor of the FDEP.

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

         Accrued expenses in the accompanying June 30, 2000 condensed consolidated balance sheet includes $1,411 related to obligations to remediate the environmental matters described above. Future information and developments will require the Company to continually reassess the expected impact of the environmental matters discussed above. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. These uncertainties include the extent of required remediation based on testing and evaluation not yet completed and the varying costs and effectiveness of remediation methods.

LEASE FOR NEW FACILITY

         On December 17, 1998, the Company entered into an operating lease for its build-to-suit corporate headquarters and warehouse facility with First Security Bank, National Association, as trustee of a newly created trust, as lessor. The lease has an initial term of five years and is a triple net lease with annual rent as provided in the lease. The lease contains financial covenants regarding the Company's financial performance and certain other affirmative and negative covenants which it will be obligated to comply with during the term of the lease. Substantially all of the Company's subsidiaries have guaranteed its obligations under the lease. Additionally, the Company has an option to acquire the new facility at the end of the lease for an option price as determined in the lease. Alternatively, if the Company does not purchase the new facility at the end of the lease, it will be obligated to pay certain amounts as provided in the lease. The Company moved its corporate headquarters and redistribution operation into the new facility in April 2000 and anticipates that one of its MR&O operations will move into the facility in October 2000.

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

         The Company was not in compliance at March 31, 2000 with certain of the financial covenants contained in the lease agreement. The lessor and its lenders agreed to forbear in regards to these covenant violations and other matters until May 31, 2000. Effective May 31, 2000, the lease agreement was amended, in conjunction with the amendment of the Credit Facility. It was subsequently amended effective June 25, 2000.

OTHER MATTERS

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

8.       EARNINGS PER SHARE

         The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows:

                                                      For the Three Months Ended            For the Six Months
                                                               June 30,                       Ended June 30,
                                                     ------------------------------    ------------------------------
                                                         1999             2000             1999             2000
                                                     -------------     ------------    -------------     ------------
Weighted average common shares outstanding
     used in calculating basic earnings per share          12,987           15,015           12,885           15,015
Effect of dilutive options                                    353               --              397               --
                                                     -------------     ------------    -------------     ------------
Weighted average common and common
     equivalent shares outstanding used in
     calculating diluted earnings per share                13,340           15,015           13,282           15,015
                                                     =============     ============    =============     ============
Option outstanding which are not included in the
     calculation of diluted earnings per share
     because their impact is antidilutive                      13            1,773               10            1,773
                                                     =============     ============    =============     ============

9.       SEGMENT INFORMATION

         The Company operates in one business segment, airline services. However, the Company has determined to provide information regarding the following components of its business segment: Distribution ("Distribution") and Maintenance, Repair and Overhaul ("MR&O"). The Company's businesses are managed together and sell primarily to the same customers. The Company also previously operated a manufacturing component within its airline services business. As discussed in Note 10, the Company is in the process of disposing of its manufacturing operations.

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

                                                                            For the Three Months Ended
                                                                                     June 30,
                                                             ---------------------------------------------------------
                                                                             1999                           2000
                                                             --------------------------------------     --------------
                                                                                   As Reported,
                                                                  As             With Adjustments
                                                               Reported              (Note 2)
Operating Revenues:
     Distribution                                             $   78,039            $  67,791            $   70,553
     MR&O                                                         96,875               96,875               103,874
     Accounting eliminations                                      (8,075)              (8,075)               (9,720)
                                                             --------------     -------------------     --------------
Total Operating Revenues                                      $  166,839            $ 156,591            $  164,707
                                                             ==============     ===================     ==============
Income (Loss) from Operations:
     Distribution                                             $    9,077            $   6,872            $   (5,116)
     MR&O                                                         15,817               15,817                 2,032
     Accounting eliminations                                      (1,313)              (1,313)                 (200)
     Corporate general & administrative expenses                  (1,843)              (1,843)               (4,914)
                                                             --------------     -------------------     --------------
Total Income (Loss) from Operations                           $   21,738            $  19,533            $   (8,198)
                                                             ==============     ===================     ==============

                                                                             For the Six Months Ended
                                                                                     June 30,
                                                             ---------------------------------------------------------
                                                                             1999                           2000
                                                             --------------------------------------     --------------
                                                                                   As Reported,
                                                                  As             With Adjustments
                                                               Reported              (Note 2)
Operating Revenues:
     Distribution                                             $  163,842            $ 146,994            $  145,162
     MR&O                                                        183,940              183,940               213,917
     Accounting eliminations                                     (14,439)             (14,439)              (19,918)
                                                             --------------     -------------------     --------------
Total Operating Revenues                                      $  333,343            $ 316,495            $  339,161
                                                             ==============     ===================     ==============
Income from Operations:
     Distribution                                             $   19,817            $  15,912            $   (1,373)
     MR&O                                                         28,118               28,118                12,562
     Accounting eliminations                                      (1,715)              (1,715)                 (600)
     Corporate general & administrative expenses                  (4,587)              (4,587)               (9,270)
                                                             --------------     -------------------     --------------
Total Income from Operations                                  $   41,633            $  37,728            $    1,319
                                                             ==============     ===================     ==============

                                                                                   December 31,           June 30,
                                                                                       1999                 2000
                                                                                -------------------     --------------
Assets:
     Distribution                                                                   $ 376,005            $  358,841
     MR&O                                                                             300,019               320,865
     Corporate                                                                         98,332                35,092
                                                                                -------------------     --------------
Total assets                                                                        $ 774,356            $  714,798
                                                                                ===================     ==============

10.      DISCONTINUED OPERATIONS

         On August 3, 2000, the Company executed an agreement to sell substantially all of the assets of its manufacturing operations. Such sale is expected to close in the third quarter of 2000. The net income of these operations prior to June 30, 2000 is included in the consolidated statements of income under "discontinued operations". Revenues from such operations were $23,903 and $23,049 for the six months ended June 30, 1999 and 2000, respectively. The results of operations of the manufacturing operations, net of income taxes of $1,066 and $641, were $1,644 and $921 for the six month periods ended June 30, 1999 and 2000, respectively.

         The provision for loss on disposal of discontinued operations reflected in the consolidated statement of income includes the write-down of the assets of the manufacturing operations to estimated net realizable values, the estimated costs of disposing of these operations and the estimated results of their operations through their disposition date.

         A summary of the net assets of the Company's discontinued manufacturing operations is as follows:

                                                  December 31,  June 30,
                                                     1999         2000
                                                  ------------  --------
                                                         (Unaudited)

         Current assets                             $20,781     $21,893
         Non-current assets                          34,606      23,500
                                                    -------     -------
                  Total assets                       55,387      45,393
                                                    -------     -------
         Current liabilities                          3,183       4,351
         Non-current liabilities                      1,250          --
                                                    -------     -------
                 Total liabilities                    4,433       4,351
                                                    -------     -------
         Net assets of discontinued operations      $50,954     $41,042
                                                    =======     =======

11.      SUBSEQUENT EVENTS

         In July 2000, the Company executed agreements to sell three of the A-300 aircraft which it owns. Under the terms of the agreements, the Company will sell the three aircraft for $12,000 each. The purchaser has placed $3,000 in escrow, which is non-refundable except under limited circumstances. The sale with respect to the first aircraft closed on August 14, 2000 and the remaining sales are expected to close on September 15, 2000 (with respect to the second aircraft) and September 30, 2000 (with respect to the third aircraft). The Company has recorded a charge of $6,638 in cost of sales and services for the quarter ended June 30, 2000 in connection with the sale of the three aircraft.

         On July 28, 2000, the Company entered into two separate agreements which provide that the LIBOR interest rate component on $10,000 and $55,000 of the Credit Facility is capped at 7.75%. In exchange for the rate cap on the $10,000, the Company paid an up-front fee of $30, which will be amortized over the life of the agreement. This rate cap expires July 28, 2002. In exchange for the interest rate cap on the $55,000, the Company paid an up-front fee of $44 and will pay a monthly fee of $14 through the expiration date of the agreement, which is July 28, 2002. The up-front fee will be amortized over the life of the agreement and the monthly fee will be expensed as incurred.

         ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS OR MAY CONTAIN FORWARD-LOOKING STATEMENTS, SUCH AS STATEMENTS REGARDING OUR GROWTH STRATEGY AND ANTICIPATED TRENDS IN THE INDUSTRY IN WHICH WE OPERATE. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON OUR CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATING TO OUR OPERATIONS AND RESULTS OF OPERATIONS, COMPETITIVE FACTORS, SHIFTS IN MARKET DEMAND, AND OTHER RISKS AND UNCERTAINTIES, INCLUDING, IN ADDITION TO THOSE DESCRIBED BELOW, THOSE DISCLOSED IN OUR ANNUAL REPORT ON FORM 10-K, AS AMENDED, FOR THE YEAR ENDED DECEMBER 31, 1999, UNCERTAINTIES WITH RESPECT TO AVAILABLE CAPITAL TO CONTINUE TO SUPPORT OUR CURRENT OPERATIONS AND FUTURE GROWTH, OUR MAINTAINING GOOD WORKING RELATIONSHIPS WITH OUR VENDORS AND CUSTOMERS, OUR ABILITY TO REDUCE OUR INDEBTEDNESS FROM ITS CURRENT LEVELS THROUGH SALES OF OUR ASSETS, OUR ABILITY TO ACQUIRE ADEQUATE INVENTORY AND TO OBTAIN FAVORABLE PRICING FOR SUCH INVENTORY, COMPETITIVE PRICING FOR OUR PRODUCTS AND SERVICES, INCREASED COMPETITION IN THE AIRCRAFT SPARE PARTS REDISTRIBUTION AND MAINTENANCE, REPAIR AND OVERHAUL ("MR&O") MARKETS, OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL IN OUR BUSINESSES, OUR ABILITY TO CONSUMMATE SUITABLE ACQUISITIONS AND/OR TO CONTINUE TO DEVELOP OUR BUSINESS INTERNALLY, UTILIZATION RATES FOR OUR MR&O FACILITIES, OUR ABILITY TO EFFECTIVELY INTEGRATE ACQUISITIONS, OUR ABILITY TO EFFECTIVELY MANAGE THE GROWTH OF OUR BUSINESS, ECONOMIC FACTORS WHICH AFFECT THE AIRLINE INDUSTRY AND CHANGES IN GOVERNMENT REGULATIONS. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM RESULTS EXPRESSED OR IMPLIED IN ANY FORWARD-LOOKING STATEMENTS MADE BY US IN THIS QUARTERLY REPORT ON FORM 10-Q. WE DO NOT UNDERTAKE ANY OBLIGATION TO REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR CIRCUMSTANCES.

         The following discussion and analysis should be read in conjunction with the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K, as amended, for the year ended December 31, 1999 (the "Form 10-K").

RECENT DEVELOPMENTS

         On August 3, 2000, we executed an agreement to sell substantially all of the assets of our manufacturing operations. The sale is expected to close in the third quarter of 2000. During the quarter ended June 30, 2000, We recorded a pre-tax charge of $9,218 to reduce the carrying value of our investment in the manufacturing operations to its net realizable value of $41,042. Net income for the manufacturing operations prior to June 30, 2000 is now included in our consolidated statements of income under "discontinued operations".

         In July 2000, we executed agreements to sell three of the A-300 aircraft which we own. Under the terms of the agreements, we will sell the three aircraft for $12,000 each. The purchaser has placed $3,000 in escrow, which is non-refundable except under limited circumstances. The sale with respect to the first aircraft closed on August 14, 2000 and the remaining sales are expected to close on September 15, 2000 (with respect to the second aircraft) and September 30, 2000 (with respect to the third aircraft). We have recorded (in costs of goods sold) a charge of $6,638 for the quarter ended June 30, 2000 in connection with the sale of the aircraft.

         We were not in compliance at December 31, 1999 and March 31, 2000 with certain of the financial covenants contained in our Credit Facility. Our lenders agreed to forbear in regards to these covenant violations and other matters until May 31, 2000 and increased the interest rate that we are paying on our senior borrowings by 2% during this period. As a result of this forbearance period, our liquidity position at December 31, 1999 and the covenant violations discussed above, our independent accountants stated in their audit opinion, in relation to their examination of our consolidated financial statements for the year ended December 31, 1999, that these matters raised substantial doubt about our ability to continue as a going concern. We are currently taking actions designed to reduce our debt through sales of assets. As discussed in notes 10 and 11 we have executed agreements relating to the sales of our manufacturing operations and three of the A-300 aircraft which we own. The total purchase price for these sales is $77,000, less estimated expenses. Although there can be no assurance, both sales are anticipated to close in their entirety in the third quarter. Effective May 31, 2000 and June 25, 2000, the Credit Facility was amended. As a result, we now have a $283,000 revolving loan and letter of credit facility which expires in July 2002. The Credit Facility bears interest, at our option, at the prime rate plus 3.0% or LIBOR plus 4.5%.

         In April 2000, one of our MR&O customers that represents a significant portion of the operations at one of our facilities filed bankruptcy. We are currently in possession of a significant amount of inventory and other assets owned by the customer that we have either repaired or are in the process of repairing. The customer has continued to make payments on amounts due us. We intend to work with the customer and, although there can be no assurance, we do not anticipate that this customer's bankruptcy will have a material impact on our financial position or results of operations.

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

         Our operating results have fluctuated in the past and may fluctuate significantly in the future. Many factors affect our operating results, including:

         /bullet/ timing of orders and payments from large customers,

         /bullet/ the timing of expenditures to purchase inventory in anticipation of future sales,

         /bullet/ the timing of bulk inventory purchases,

         /bullet/ the number of airline customers seeking repair services at any time,

         /bullet/ our ability to fully utilize from period to period our hangar space dedicated to maintenance and repair services,

         /bullet/ our ability to attract and retain a sufficient number of mechanics to perform the maintenance, overhaul and repair services requested by our customers,

         /bullet/ the timeliness of customer aircraft arriving for scheduled maintenance, and

         /bullet/ the mix of available aircraft spare parts contained, at any time, in our inventory.

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

         We concluded that seven 1999 transactions (including one in the first quarter and four in the second quarter) arising in our redistribution operation should have been accounted for as exchange transactions rather than as sales. We also concluded that seven additional 1999 transactions (including two in the first quarter and four in the second quarter) arising in our redistribution operation should not have been recorded as sales due to certain contingencies associated with the transactions that had not been resolved at the date of the sales. In the aggregate, the transactions affecting the second quarter of 1999 represented $10,248 of revenues and $2,205 of gross profit, representing approximately 5.7% and 5.0%, respectively, of our revenues and gross profit (including those of our discontinued operations for the second quarter of 1999). These transactions, combined with the transactions arising in the first quarter of 1999, represented $16,848 of revenues and $3,905 of gross profit or approximately 4.7% and 4.6%, respectively, of revenue and gross profit (including those of our discontinued operations for the six months ended June 30, 1999). For comparative purposes, the financial statements included in this Form 10-Q present both our results for the three and six months ended June 30, 1999 as reported and with adjustments for the potential effect of these transactions.

         Operating revenues for the six months ended June 30, 2000 increased $5.8 million or 1.7% to $339.1 million, from $333.3 for the same period in 1999 ($22.7 million or 7.2%, with adjustments). The increase in our revenues was primarily the result of an increase in revenues from our heavy airframe maintenance operations. Revenues in 2000 were positively impacted by revenues from MR&O facilities in which we made investments during 1999.

During 1999, we acquired the assets of Kitty Hawk, Inc.'s airframe and JT8D engine maintenance operations located in Oscoda, Michigan. We also developed a new MR&O facility in Winston-Salem, North Carolina and expanded our MR&O facilities in Greensboro, North Carolina. Operating revenues for the three months ended June 30, 2000 decreased $2.1 million, or 1.3% to $164.7 million, from $166.8 million (increased $8.1 million or 5.2% from $156.6 million, with adjustments) for the three months ended June 30, 1999. Revenues of our MR&O facilities increased from period to period, offset by decreased revenues in our redistribution operations. Decreased revenues in our redistribution operations were caused by our decision to limit purchases of spare aircraft parts commencing at the end of the first quarter of 2000 and our initiative to reduce inventory in our redistribution operations (and use the proceeds to repay debt). Redistribution inventory decreased from approximately $214.1 million as of December 31, 1999 to approximately $184.9 million as of June 30, 2000. Operating revenues during the three months ended June 30, 2000 were also negatively impacted by customer decisions to defer utilizing the services of our MR&O facilities until we completed our May 31, 2000 Credit Facility amendment.

         In July 2000, we executed agreements to sell three A-300 aircraft. As discussed above, we recorded a charge of $6.6 million in cost of goods sold during the second quarter of 2000 in connection with the sale of the aircraft. For comparative purposes, the results of operations discussed below do not include the effect of this one time event.

         Gross profit decreased $25.2 million, or 31.7% ($21.3 million or 28.1%, with adjustments), to $54.4 million for the six months ended June 30, 2000, compared with $79.6 million ($75.7 million, with adjustments) for the six months ended June 30, 1999. Gross profit decreased $19.4 million, or 47.2% ($17.2 million or 44.2%, with adjustments), to $21.7 million for the three months ended June 30, 2000, compared with $41.1 million ($38.9 million, with adjustments) for the three months ended June 30, 1999. This decrease is partially attributable to the continued shift in our operations whereby a higher percentage of our sales are derived from MR&O operations, which generally operate at lower gross profit margins but higher operating income margins than our other operations, our initiative to reduce the inventory levels in our redistribution operations (which has resulted in sales of certain assets at gross margins slightly below historical levels and sales of other assets immediately following the purchase of the assets to generate immediate positive cash flow but at slightly lower gross margin), and a decrease in gross profit from our leasing operations, due to a reduction in our investment in leased assets and sales of leased assets in the first two quarters of 1999, which did not recur in 2000. Gross profit for the second quarter of 2000 was also negatively impacted by inefficiencies and reductions in profits realized in our MR&O operations caused by delays in the timing of orders being placed into service and a reduced volume of orders received from existing customers due to concerns which existed over our lack of a long-term Credit Facility prior to May 31, 2000. While we lost no significant customers as a result of these concerns, our operating results for the three and six month periods ended June 30, 2000 were significantly affected by these factors. While there can be no assurances, we believe these concerns have been reduced as a result of the execution of the amended Credit Facility on May 31, 2000. Gross profit as a percentage of operating revenues decreased to 16.0% for the six months ended June 30, 2000, from 23.9% for the six months ended June 30, 1999. Gross profit as a percentage of operating revenues decreased to 13.2% for the three months ended June 30, 2000, from 24.6% for the three months ended June 30, 1999.

         Operating expenses increased $8.4 million or 22.2% to $46.4 million for the six months ended June 30, 2000, compared with $38.0 million for the six months ended June 30, 1999. Operating expenses as a percentage of operating revenues were 13.7% for the six months ended June 30, 2000, compared to 11.4% (12.0%, with adjustments) for the six months ended June 30, 1999. Operating expenses increased $4.0 million or 20.7% to $23.3 million for the three months ended June 30, 2000, compared with $19.3 million for the three months ended June 30, 1999. Operating expenses as a percentage of operating revenues were 14.2% for the three months ended June 30, 2000, compared to 11.6% (12.3%, with adjustments) for the three months ended June 30, 1999. Operating expenses in 2000 were affected by a $3.6 million increase in professional fees during the first six months of 2000 compared to the first quarter of 1999, relating primarily to the completion of our 1999 audit and the refinancing of our Credit Facility. Operating expenses relating to redistribution operations also increased as a result of our strategy during 1999 and the beginning of 2000 to continue to grow these operations. Operating expenses in our redistribution operations increased from 15.1% (17.1%, with adjustments) of operating revenues for the six months ended June 30, 1999 to 17.1% of operating revenues for the six months ended June 30, 2000. Operating expenses in our redistribution operations decreased from 17.0% (20.1%, with adjustments) of operating revenues for the three months ended June 30, 1999 to 17.6% of operating revenues for the three months ended June 30, 2000. During the latter portion of the first quarter of 2000, we restructured our redistribution operations and reduced headcount in this business. Operating expenses as a percent of revenues relating to the MR&O operations increased from 5.0% for the six months ended June 30, 1999 to 5.7% for the six months ended June 30, 2000. This increase was primarily the result of lower than anticipated revenues during the second quarter of 2000 resulting from the customer issues described above.

         Interest expense and other for the six months ended June 30, 2000 increased by $11.5 million or 67.3% to $28.6 million, from $17.1 million for the six months ended June 30, 1999. Interest expense and other for the three months ended June 30, 2000 increased by $6.8 million or 81.0% to $15.2 million, from $8.4 million for the three months ended June 30, 1999. This increase is primarily attributable to the increased debt outstanding, as our Credit Facility increased during these periods from $187.7 million as of June 30, 1999 to $240.3 million as of June 30, 2000. Additionally, the three and six month results of 2000 included a loss of $859 on the disposition of our affiliate joint venture. In addition, as discussed above, we were not in compliance with the financial covenants under our Credit Facility as of December 31, 1999 and March 31, 2000. As a result, during the first quarter of 2000, we entered into a standstill agreement with our lenders under which they agreed to forbear in regards to these covenant violations and other matters. Under the terms of the standstill agreements, our interest rate was increased by 2%. We were also required to pay substantial financing fees ($1.5 million) that were expensed over the term of the original standstill agreement which expired on March 31, 2000 and an additional $1.5 million that related to a further extension of the standstill agreement through May 31, 2000 which was expensed during the second quarter of 2000. In connection with the May 31, 2000 amendment of the Credit Facility, we paid additional bank fees of $3.8 million which are being amortized over the term of the facility which expires in July 2002. The weighted average interest rate on our senior credit facility was approximately 11.1% for the six months ended June 30, 2000 (excluding amortization of bank financing fees of $4.7 million), compared to 8.7% for the six months ended June 30, 1999. The weighted average interest rate on our senior credit facility was approximately 10.5% for the three months ended June 30, 2000 (excluding amortization of bank financing fees of $2.1 million), compared to 7.3% for the three months ended June 30, 1999. The increase in debt outstanding during these periods is primarily attributable to increased net borrowings during 1999 to finance the acquisition of the assets of Kitty Hawk, Inc.'s airframe and JT8D engine facilities, redistribution inventory acquisitions and additional investments which were made in our MR&O facilities and computer systems during 1999. As discussed above and below, we are currently working to reduce the outstanding debt under our Credit Facility. As a result of these initiatives, our debt outstanding under the senior Credit Facility has decreased from $269.0 million as of December 31, 1999 to $240.3 million as of June 30, 2000.

         As a result of the above factors, excluding the charge relating to the sale of the A-300 aircraft, income (loss) before income taxes, equity income of affiliate and discontinued operations for the six months ended June 30, 2000 was a loss of $20.7 million, compared to income of $24.5 million ($20.6 million, with adjustments) for the six months ended June 30, 1999. As a result of the above factors, excluding the charge relating to the sale of the A-300 aircraft, income (loss) before income taxes, equity income of affiliate and discontinued operations for the three months ended June 30, 2000 was a loss of $16.8 million, compared to income of $13.3 million ($11.1 million, with adjustments) for the three months ended June 30, 1999.

         Equity income of affiliate, net of income taxes, decreased $0.8 million for the six months ended June 30, 2000 to $0.1 million, from $0.9 million for the same period in 1999. The decrease was attributable to the winding down in the operations of the affiliate. During the second quarter of 2000, our remaining investment in the affiliate was disposed of resulting in a $859 charge, which is included in interest expense and other.

         Income (loss) from continuing operations including the charge relating to the sale of the A-300 aircraft for the six months ended June 30, 2000 was a loss of $24.6 million ($1.64 per diluted share), compared to income of $15.8 million, or $1.19 per diluted share ($13.4 million, or $1.01 per diluted share, with adjustments) for the six months ended June 30, 1999. Income (loss) for the three months ended June 30, 2000 was a loss of $22.3 million ($1.48 per diluted share), compared to income of $8.5 million, or $0.64 per diluted share ($7.2 million, or $0.54 per diluted share, with adjustments) for the three months ended June 30, 1999. Weighted average common and common equivalent shares outstanding (diluted) were 15.0 million during the three and six months ended June 30, 2000, compared to 13.3 million for the three and six months ended June 30, 1999.

         Income (loss) from discontinued operations for the six months ended June 30, 2000 was a loss of $8.3 million, or $0.55 per diluted share, compared to income of $1.6 million or $0.12 per diluted share, for the six months ended June 30, 1999. Income (loss) from discontinued operations for the three months ended June 30, 2000 was a loss of $9.0 million or $0.60 per diluted share compared to income of $1.0 million, or $0.07 per diluted share for the three months ended June 30, 1999. During the second quarter of 2000, we recognized a $9.2 million loss relating to the sale of our discontinued manufacturing operations.

LIQUIDITY AND CAPITAL RESOURCES

         LIQUIDITY

         As noted above, we have executed agreements relating to the sales of our manufacturing operations and three A-300 aircraft which we own. The total purchase price for these sales is $77.0 million, less estimated expenses. Although there can be no assurance, both sales are anticipated to close in the third quarter of 2000. We are currently pursuing the following actions designed to reduce our debt:

         /bullet/ continuing to reduce the inventory levels at our redistribution operations, and

         /bullet/ sales of other assets, including the potential sale of our Dixie Bearings new parts distribution operation.

         There can be no assurance that we will successfully execute these transactions or as to the timing of any potential transactions. During April 2000, we collected $16.4 million of our federal income taxes recoverable from taxes paid in previous years. We believe that our available capital resources will be sufficient to satisfy our working capital requirements for our existing businesses over the next 12 months. We may also consider selling additional equity and/or debt securities in the future to meet working capital requirements of our current business and to continue the further development of our business.

         As of June 30, 2000, we had outstanding indebtedness of approximately $425.4 million (excluding letters of credit), of which $255.8 million was senior debt and $169.6 million was other indebtedness. As of March 31, 2000, we had $453.1 of outstanding indebtedness. Our ability to make payments of principal and interest will depend upon our future operating performance, which will be subject to economic, financial, competitive and other factors beyond our control. The level of our indebtedness is also important due to:

         /bullet/ our vulnerability to adverse general economic and industry conditions,

         /bullet/ our ability to obtain additional financing for future working capital expenditures, general corporate and other purposes, and

         /bullet/ the dedication of a substantial portion of our future cash flow from operations to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations and future business opportunities.

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

         CASH

         Cash and cash equivalents decreased from $19.4 million as of December 31, 1999 to $3.3 million as of June 30, 2000. Net cash provided by (used in) operating activities during the six months ended June 30, 2000 and 1999 was $17.9 million and $(81.7) million, respectively. The increase in cash provided was primarily the result of a reduction in inventory which, as discussed above, relates to our initiative to reduce inventory levels in our redistribution operation. Inventory decreased $41.9 million during the six months ended June 30, 2000, compared to an increase in inventory of $77.0 million ($89.9 million, with adjustments) during the six months ended June 30, 1999. Cash used in operating activities was, in part, negatively impacted by the timing of collections on open accounts receivable which, in certain instances, were deferred until after June 30, 2000. Cash used in investing activities during the six months ended June 30, 2000 and 1999 was $10.2 million and $10.4 million, respectively. The cash used in investing activities for the six months ended June 30, 2000 primarily related to capital expenditures associated with tooling investments in our MR&O operations and equipment purchases relating to the move of our headquarters and redistribution operation which occurred in April 2000. Cash provided by (used in) financing activities for the six months ended June 30, 2000 and 1999 was $(23.8) million and $94.1 million, respectively. Cash used in financing activities for the six months ended June 30, 2000 is primarily comprised of payments of outstanding notes payable and outstanding indebtedness and deferred financing fees under our senior credit facility, net of the proceeds of a $15.5 million term loan executed in February 2000.

         CREDIT FACILITY

         Prior to May 31, 2000, the Company had a revolving loan and letter of credit facility (the "Credit Facility") of $300,000 with a group of financial institutions. Borrowings under the Credit Facility are secured by a lien on substantially all of the Company's assets and the borrowing base consists of substantially all of the Company's receivables and inventory. Effective May 31, 2000, the Credit Facility was amended and the commitment was reduced to $285,000. Following the liquidation of the joint venture described above, the commitment was reduced to

$283,000. The Credit Facility expires in July 2002. The Credit Facility was also amended on June 25, 2000. Interest under the Credit Facility is, at the option of the Company, (a) prime plus 3.0%, or (b) LIBOR plus 4.5%. During the six months ended June 30, 2000 and 1999, the weighted average interest rate on the Credit Facility was 11.1% and 8.7%, respectively. During the three months ended June 30, 2000 and 1999, the weighted average interest rate on the Credit Facility was 10.5% and 7.3%, respectively. As of June 30, 2000, March 31, 2000 and December 31, 1999, the outstanding balance on the Credit Facility was $240.3 million, $268.0 million and $269.6 million, respectively.

         The Credit Facility contains certain financial covenants regarding our financial performance and certain other covenants, including limitations on the amount of annual capital expenditures and the incurrence of additional debt, and provides for the suspension of the Credit Facility and repayment of all debt in the event of a material adverse change in the business or a change in control. In addition, the Credit Facility requires mandatory repayments and a corresponding reduction in the total commitment under the Credit Facility from the proceeds of a sale of assets or an issuance of equity or debt securities or as a result of insufficient collateral to meet the borrowing base requirements thereunder.

         We were not in compliance at December 31, 1999 or March 31, 2000 with certain of the financial covenants contained in the Credit Facility. Our lenders agreed to forbear in regards to these covenant violations and other matters until May 31, 2000 at which point in time the Credit Facility was amended. We were also required to pay substantial fees in relation to the standstill agreement associated with the period of forbearance and the May 31, 2000 amended Credit Facility.

         In February 2000, we executed a $15.5 million term loan with the financial institution that is agent for the Credit Facility. The proceeds from the term loan were used to repay debt outstanding under the Credit Facility. The term loan matures in February 2001, bears interest at 12% and contains financial covenants that are consistent with the Credit Facility. Under the term loan agreement, we also granted warrants to the lender to purchase 129,000 shares of our common stock exercisable for nominal consideration at any time until December 31, 2005. If the term loan is not repaid in full, the warrants entitle the holder to require us, subsequent to July 31, 2000 and subject to a vesting schedule, to repurchase the warrants or common shares issued upon prior exercise of the warrants.

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

         The indenture pursuant to which the Notes have been issued (the "Indenture") permits us and our subsidiaries to incur substantial additional indebtedness, including senior debt. Under the Indenture, we may borrow unlimited additional amounts so long as after incurring such debt we meet a fixed charge coverage ratio for the most recent four fiscal quarters. Additionally, the Indenture allows us to borrow and have outstanding additional amounts of indebtedness (even if we do not meet the required fixed charge coverage ratios), up to enumerated limits. The Company did not meet the fixed charge coverage ratio for the one-year period ended June 30, 2000. Accordingly, our ability to incur additional debt is limited under the indenture. The Notes are also effectively subordinated in right of payment to all existing and future liabilities of any of our subsidiaries that do not guarantee the Notes.

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

         LEASE FOR NEW FACILITY

         In 1998, we decided to move to a new corporate headquarters and warehouse facility. On December 17, 1998, we entered into an operating lease for the new facility with First Security Bank, National Association, as trustee of a newly created trust, as lessor. The lease has an initial term of five years and is a triple net lease. The lease contains financial covenants regarding our financial performance and other affirmative and negative covenants. Substantially all of our subsidiaries have guaranteed our obligations under the lease. Additionally, we have an option to acquire the new facility at the end of the lease and if we do not purchase the new facility at the end of the lease, we will be obligated to pay a fee. We moved our corporate headquarters and redistribution operation into the new facility in April 2000 and expect to move one of our MR&O operations into the new facility during October 2000.

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

         We were not in compliance at December 31, 1999 or March 31, 2000 with certain of the financial covenants contained in the lease agreement. The lessor and its lenders agreed to forbear in regards to these covenant violations and other matters until May 31, 2000. Effective May 31, 2000, the lease agreement was amended in conjunction with the amendment of the Credit Facility. It was subsequently amended effective June 25, 2000.

         PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         See Note 6 to the Company's Unaudited Condensed Consolidated Financial Statements included in this filing.

Item 2.  CHANGES IN SECURITIES

         Not applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         No matters were submitted to the Company's shareholders during the second quarter of 2000.

Item 5.  OTHER INFORMATION

         Amendment to Senior Credit Facility

                  On August 14, 2000, the Company entered into an agreement, effective June 25, 2000 amending its senior credit facility pursuant to the terms of Amendment No.1 to the Fourth Amended and Restated Credit Agreement dated May 31, 2000. Reference is made to the more detailed information contained in such document, which is attached to this Form 10-Q as Exhibit 10.1.

         Amendment No. 3 to TROL Financing

                  On August 14, 2000, the Company entered into an agreement, effective June 25, 2000 amending its existing tax retention operating lease financing pursuant to the terms of Amendment No.3 to the Lease Agreement and Certain Other Operative Agreements. Reference is made to the more detailed information contained in such document, which is attached to this Form 10-Q as Exhibit 10.2.

Item 6.  EXHIBITS AND REPORTS ON FORMS 8-K

         (a)      EXHIBITS

                  10.1 - Amendment No. 1, dated as of August 14, 2000, to the
                         Fourth Amended and Restated Credit Agreement, dated as of May 31, 2000

                  10.2 - Amendment Agreement No. 3 for Lease Agreement and
                         Certain Other Operative Agreements.

                  27.1 - Financial Data Schedule - June 30, 2000

         (b)      REPORTS ON FORM 8-K

                     1. The Company filed on June 13, 2000 a report on Form 8-K dated May 31, 2000 under Item 5.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AVIATION SALES COMPANY
Dated: August 14, 2000

                                BY: /S/ MICHAEL C. BRANT
                                    --------------------------------------------
                                    Michael C. Brant
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT           DESCRIPTION

 10.1 Amendment No. 1, dated as of August 14, 2000, to the Fourth Amended and Restated Credit Agreement, dated as of May 31, 2000

 10.2 Amendment Agreement No. 3 for Lease Agreement and Certain Other Operative Agreements.

 27.1             Financial Data Schedule - June 30, 2000