Form 10-Q
period 2000-09-30
AVIATION SALES CO
filed 2000-11-20
CIK 1012159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                  OR

[ ]          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _____________ to _____________

                           Commission File No. 1-11775

                             AVIATION SALES COMPANY
             (Exact name of registrant as specified in its charter)

                       DELAWARE                              65-0665658
            (State or other jurisdiction of                 (IRS Employer
            incorporation or organization)               Identification No.)

                  3701 FLAMINGO ROAD                            33027
                   MIRAMAR, FLORIDA                           Zip Code)
       (Address of principal executive offices)

         Registrant's telephone number, including area code: (954) 538-2000

         Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,015,317 shares of common stock, $.001 par value per share, were outstanding as of November 17, 2000.

                     AVIATION SALES COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 December 31,           September 30,
                                                                                     1999                    2000
                                                                                 -------------          -------------
                                                                                                         (Unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                   $      19,439          $      13,060
     Accounts receivable, net                                                          117,336                124,266
     Inventories                                                                       109,358                 55,330
     Deferred income taxes                                                               2,292                     --
     Other current assets                                                               33,352                 24,603
                                                                                 -------------          -------------
         Total current assets                                                          281,777                217,259
                                                                                 -------------          -------------

Equipment on lease, net                                                                 17,393                  7,357
Fixed assets, net                                                                       64,058                 65,465
Amounts due from related parties                                                         2,099                  2,032

OTHER ASSETS:
     Goodwill, net                                                                      50,679                 48,285
     Deferred financing costs, net                                                       7,953                 12,418
     Other assets                                                                       14,185                  8,800
     Net assets of discontinued operations                                             289,502                174,676
                                                                                 -------------          -------------
         Total other assets                                                            362,319                244,179
                                                                                 -------------          -------------
         Total assets                                                            $     727,646          $     536,292
                                                                                 =============          =============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AVIATION SALES COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (Continued)

                                                                                 December 31,           September 30,
                                                                                     1999                    2000
                                                                                 -------------          -------------
                                                                                                         (Unaudited)
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                            $      28,224          $      29,769
     Accrued expenses                                                                   31,919                 36,266
     Current maturities of notes payable                                                 2,636                 15,500
     Current maturities of capital lease obligations                                        84                    178
     Revolving loan                                                                    269,580                177,359
                                                                                 -------------          -------------
         Total current liabilities                                                     332,443                259,072
                                                                                 -------------          -------------

     Senior subordinated notes                                                         164,254                164,322
     Notes payable, net of current portion                                               1,066                  1,052
     Capital lease obligations, net of current portion                                   4,093                  3,896
     Deferred income                                                                     1,113                    937
     Other long-term liabilities                                                         6,155                  2,194
                                                                                 -------------          -------------
         Total long-term liabilities                                                   176,681                172,401
                                                                                 -------------          -------------

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value, 1,000,000 shares authorized, none outstanding, 15,000 shares designated Series A Junior
         Participating                                                                      --                     --
     Common stock, $.001 par value, 30,000,000 shares authorized,
         15,015,317 shares issued and outstanding at December 31,
         1999 and September 30, 2000                                                        15                     15
     Additional paid-in capital                                                        150,288                151,735
     Retained earnings (deficit)                                                        68,219                (46,931)
                                                                                 -------------          -------------
         Total stockholders' equity                                                    218,522                104,819
                                                                                 -------------          -------------
         Total liabilities and stockholders' equity                              $     727,646          $     536,292
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

                     AVIATION SALES COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                                                       For the Nine Months Ended
                                                                               September 30,
                                                         --------------------------------------------------
                                                                       1999                        2000
                                                         -------------------------------      -------------
                                                                            As Reported,
                                                                               With
                                                               As           Adjustments
                                                            Reported          (Note 2)
Operating revenues:
     Sales of products, net                               $      5,519      $      5,519       $      1,203
     Services and other                                        252,342           252,342            277,084
                                                         -------------     -------------      -------------
                                                               257,861           257,861            278,287
Cost of sales                                                  192,974           192,974            258,297
                                                         -------------     -------------      -------------
Gross profit                                                    64,887            64,887             19,990
Operating expenses                                              24,137            24,137             39,207
                                                         -------------     -------------      -------------
     Income (loss) from operations                              40,750            40,750            (19,217)
Interest expense and other                                      14,595            14,595             16,781
                                                         -------------     -------------      -------------
     Income (loss) before income taxes, equity
        income of affiliate and discontinued
        operations                                              26,155            26,155            (35,998)
Income tax expense                                              10,144            10,144              3,823
                                                         -------------     -------------      -------------
     Income (loss) before equity income of affiliate
        and discontinued operations                             16,011            16,011            (39,821)
Equity income of affiliate                                       1,120             1,120                 43
                                                         -------------     -------------      -------------
     Income (loss) from continuing operations                   17,131            17,131            (39,778)

Discontinued operations:
     Operations, net of income taxes                             7,635             4,647            (23,432)
     Loss on disposal, net of income taxes                          --                --            (51,940)
                                                         -------------     -------------      -------------
     Total discontinued operations                               7,635             4,647            (75,372)
                                                         -------------     -------------      -------------
Net income (loss)                                         $     24,766      $     21,778       $   (115,150)
                                                         =============     =============      =============

Basic earnings (loss) per share:
     Income (loss) from continuing operations             $       1.27      $       1.27       $      (2.65)
     Income (loss) from discontinued operations                   0.56              0.34              (5.02)
                                                         -------------     -------------      -------------
     Net income (loss)                                    $       1.83      $       1.61       $      (7.67)
                                                         =============     =============      =============

Diluted earnings (loss) per share:
     Income (loss) from continuing operations             $       1.24      $       1.24       $      (2.65)
     Income (loss) from discontinued operations                   0.55              0.33              (5.02)
                                                         -------------     -------------      -------------
     Net income (loss)                                    $       1.79      $       1.57       $      (7.67)
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

                     AVIATION SALES COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                                                          For the Three Months Ended
                                                                                  September 30,
                                                            --------------------------------------------------
                                                                          1999                        2000
                                                            -------------------------------      -------------
                                                                               As Reported,
                                                                                  With
                                                                  As           Adjustments
                                                               Reported          (Note 2)
Operating revenues:
     Sales of products, net                                  $      1,335      $      1,335      $         --
     Services and other                                            78,645            78,645            81,252
                                                            -------------     -------------     -------------
                                                                   79,980            79,980            81,252
Cost of sales                                                      58,813            58,813            81,714
                                                            -------------     -------------     -------------
Gross profit (loss)                                                21,167            21,167              (462)
Operating expenses                                                  9,156             9,156            16,431
                                                            -------------     -------------     -------------
     Income (loss) from operations                                 12,011            12,011           (16,893)
Interest expense and other                                          4,743             4,743             4,980
                                                            -------------     -------------     -------------
     Income (loss) before income taxes, equity
        income of affiliate and discontinued operations             7,268             7,268           (21,873)
Income tax expense                                                  2,779             2,779             5,847
                                                            -------------     -------------     -------------
     Income (loss) before equity income of affiliate
           and discontinued operations                              4,489             4,489           (27,720)
Equity income of affiliate                                            270               270                --
                                                            -------------     -------------     -------------
     Income (loss) from continuing operations                       4,759             4,759           (27,720)

Discontinued operations:
     Operations, net of income taxes                                2,586             1,941           (11,826)
     Loss on disposal, net of income taxes                             --                --           (42,722)
                                                            -------------     -------------     -------------
     Total discontinued operations                                  2,586             1,941           (54,548)
                                                            -------------     -------------     -------------
Net income (loss)                                            $      7,345      $      6,700      $    (82,268)
                                                            =============     =============     =============
Basic earnings (loss) per share:
     Income (loss) from continuing operations                $       0.32      $       0.32      $      (1.85)
     Income (loss) from discontinued operations                      0.17              0.13             (3.63)
                                                            -------------     -------------     -------------
     Net income (loss)                                       $       0.49      $       0.45      $      (5.48)
                                                            =============     =============     =============
Diluted earnings (loss) per share:
     Income (loss) from continuing operations                $       0.31      $       0.31      $      (1.85)
     Income (loss) from discontinued operations                      0.17              0.13             (3.63)
                                                            -------------     -------------     -------------
     Net income (loss)                                       $       0.48      $       0.44      $      (5.48)
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

                     AVIATION SALES COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                      For the Nine Months Ended
                                                                             September 30,
                                                            ---------------------------------------------
                                                                        1999                      2000
                                                            ----------------------------      -----------
                                                                             As Reported,
                                                                  As        With Adjustments
                                                               Reported        (Note 2)
CASH FLOW FROM OPERATING ACTIVITIES:
     Net income (loss)                                      $    24,766      $    21,778      $  (115,150)
     Adjustments to reconcile net income (loss) to
            net cash provided by (used in)
            operating activities:
         Loss on disposal of discontinued operations                 --               --           51,940
         Depreciation and amortization                            8,227            8,227           10,789
         Write-down of assets                                        --               --            4,871
         Proceeds from sale of equipment on lease,
            net of gain                                            (448)            (448)             885
         Provision for doubtful accounts                            480              480            1,593
         Loss on sale of affiliate                                   --               --              859
         Equity in earnings of affiliate, net of taxes           (1,120)          (1,120)             (43)
         Deferred income taxes                                      192              192            2,475
         Increase in accounts receivable                        (25,604)         (25,604)         (14,722)
         (Increase) decrease in inventories                     (35,057)         (35,057)          51,123
         (Increase) decrease in other current assets             (3,820)          (3,820)           9,117
         (Increase) decrease in other assets                     (6,539)          (6,539)          10,361
         Increase (decrease) in accounts payable                 (6,497)          (6,497)           1,544
         Increase (decrease) in accrued expenses                 (3,711)          (3,711)           4,892
         Decrease in deferred income                               (367)            (367)            (176)
         Decrease in other liabilities                               --               --           (3,961)
         Net cash provided by (used in) discontinued
           operations                                           (69,251)         (66,263)          36,000
                                                            -----------      -----------      -----------
           Net cash provided by (used in)
            operating activities                               (118,749)        (118,749)          52,397
                                                            -----------      -----------      -----------
CASH FLOW FROM INVESTING ACTIVITIES:
       Cash used in acquisitions, net of cash acquired          (18,080)         (18,080)              --
       Purchases of fixed assets                                 (9,790)          (9,790)          (8,645)
       Purchases of equipment on lease                           (9,086)          (9,086)              --
       Payments from related parties                                 78               78               67
       Investment in limited liability company                       --               --           (2,000)
       Proceeds from sale of affiliate                               --               --            1,455
       Net proceeds from the sale of discontinued
            operations                                               --               --           39,409
                                                            -----------      -----------      -----------
           Net cash provided by (used in) investing
            activities                                          (36,878)         (36,878)          30,286
                                                            -----------      -----------      -----------
CASH FLOW FROM FINANCING ACTIVITIES:
     Borrowing under senior debt facilities                     426,592          426,592          322,836
     Payments under senior debt facilities                     (349,968)        (349,968)        (415,057)
     Proceeds of term loan                                           --               --           15,500
     Payments on equipment loans                                   (624)            (624)            (145)
     Payments on notes payable                                   (2,779)          (2,779)          (2,411)
     Proceeds from secondary public offering                     79,890           79,890               --
     Stock options exercised                                      5,218            5,218               --
     Payments on capital leases                                    (151)            (151)            (197)
     Payments of deferred financing costs                        (1,430)          (1,430)          (9,588)
                                                            -----------      -----------      -----------
           Net cash provided by (used in) financing
             activities                                         156,748          156,748          (89,062)
                                                            -----------      -----------      -----------
Net increase (decrease) in cash and cash equivalents              1,121            1,121           (6,379)

Cash and cash equivalents, beginning of period                    6,954            6,954           19,439
                                                            -----------      -----------      -----------
Cash and cash equivalents, end of period                    $     8,075      $     8,075      $    13,060
                                                            ===========      ===========      ===========
SUPPLEMENTAL DISCLOSURE OF CASH
     FLOW INFORMATION:
         Interest paid (including that of
           discontinued operations)                         $    26,394      $    26,394      $    33,458
                                                            ===========      ===========      ===========
         Income taxes paid                                  $    16,186      $    16,186      $     1,028
                                                            ===========      ===========      ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AVIATION SALES COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Aviation Sales Company ("ASC" or the "Company") is a Delaware corporation. ASC is a leading provider of aviation inventory and maintenance, repair and overhaul services. The Company sells aircraft spare parts and provides aircraft maintenance, repair and overhaul services to commercial passenger airlines, air cargo carriers, maintenance and repair facilities and other redistributors throughout the world. The Company also manufactures various aircraft parts for sale to original equipment manufacturers, including precision engine parts. See Note 10 for discussion regarding the completed sale of the Company's manufacturing operations and the discontinuance of the Company's distribution operations. After the disposition of the manufacturing and distribution operations, the Company's primary continuing operations will be the provision of maintenance, repair, and overhaul services.

         The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with Aviation Sales Company's December 31, 1999 financial statements and the notes thereto included in the Company's Annual Report on Form 10-K (File No. 001-11775).

         In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2000, the results of its operations for the three and nine month periods ended September 30, 1999 and 2000 and its cash flows for the nine month periods ended September 30, 1999 and 2000. The results of operations and cash flows for the nine month period ended September 30, 2000 are not necessarily indicative of the results of operations or cash flows which may be reported for the year ending December 31, 2000.

         As discussed in Note 10, Discontinued Operations, the Company's manufacturing and distribution operations have been accounted for as discontinued operations and the accompanying unaudited condensed consolidated financial statements presented herein have been restated to report separately the net assets and operating results of these discontinued operations.

ACCOUNTING ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Principal estimates made by the Company include the estimated losses on disposal of discontinued operations, the allowance to reduce inventory to the lower of cost or net realizable value, the estimated profit recognized as aircraft maintenance, design and construction services are performed, the allowance for doubtful accounts receivable, the reserve for sales returns, medical benefit accruals and the allowances for litigation and environmental costs. In determining the inventory allowance for its aircraft spare parts, the Company has historically assumed that the inventory would be offered for sale in the normal course of business, which assumed inventory could be held for many years. As discussed in Note 10, at September 30, 2000, the Company wrote the inventory and other assets of its distribution operations down to the estimated value expected to be realized from disposal of these operations.

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

         In January 2000, Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 101 regarding revenue recognition was issued. SAB 101 clarifies issues relating to revenue recognition in financial statements including income statement presentation and disclosure. In June 2000 the SEC issued SAB 101B to defer the effective date of implementation of SAB 101 until the fourth quarter of 2000. The Company believes the impact of SAB 101 will not have a material effect on the financial statements of the Company.

         In May 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives", ("EITF Issue No. 00-14") which addresses the recognition, measurement and income statement classification for sales incentives offered by vendors to customers. EITF Issue No. 00-14 was effective for the Company during the quarter ended September 30, 2000. Sales incentives within the scope of this issue include offers that can be used by a customer to receive a reduction in the price of a product or service at the point of sale. The consensus states that the cost of the sales incentive should be recognized at the latter of the date at which the related revenue is recorded or the date at which the sales incentive is offered. The consensus also states that when recognized the reduction in or refund of the selling price should be classified as a reduction of revenue, and that if the sales incentive is a free product or service delivered at the time of sale, the cost should be classified as an expense. The adoption of EITF Issue No. 00-14 did not have a material effect on the financial statements of the Company.

COMPREHENSIVE INCOME

         For all periods presented comprehensive income (loss) is equal to net income (loss).

LIQUIDITY

         The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Notes 5 and 6, the Company was not in compliance at March 31, 2000 with certain financial covenants contained in the Company's credit agreement with its senior lenders and certain of the lease agreements to which the Company is a party. These third parties agreed to forbear in regard to these covenant violations and other matters until May 31, 2000 at which time the Credit Facility was amended. The Credit Facility was further modified effective June 25, 2000 and September 30, 2000. As a result of the covenant violations at March 31, 2000 and the forbearance period described above, the Company's independent auditors stated in their audit opinion, in relation to their audit of the Company's consolidated financial statements for the year ended December 31, 1999, that these matters raised substantial doubt about the Company's ability to continue as a going concern. The Company is currently taking actions designed to reduce its debt through sales of assets. As discussed in Note 10, in September 2000 the Company completed the sale of its manufacturing operations for a total purchase price of $41,000, excluding transaction expenses and possible post-closing adjustments, and executed agreements relating to the sale of its redistribution operations. In addition, during the quarter ended September 30, 2000, the Company completed the sale of three of the A-300 aircraft which it owned for a total purchase price of $36,000, less transaction expenses.

INCOME TAXES

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets or liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability from period to period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance would be included in provision for deferred income taxes in the period of change. The Company has recorded a charge of $13,007 to income tax expense and increased the loss from discontinued operations by $30,149 during the nine months ended September 30, 2000 to provide a full valuation allowance for its deferred tax assets.

         Income tax expense for the three months ended September 30, 2000 of $5,847 is comprised of a valuation allowance provided on deferred tax assets of $3,300 and state income tax accruals of $2,547.

RECLASSIFICATIONS

         Certain 1999 account balances have been reclassified to conform with current year presentation.

2.       1999 THIRD QUARTER AND YEAR TO DATE RESULTS

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

         The Company has concluded that seven 1999 transactions (including three in the third quarter) arising in its redistribution operation should have been accounted for as exchange transactions rather than as sales. The Company has also concluded that seven additional 1999 transactions (including four in the third quarter) arising in its redistribution operation should not have been recorded as sales due to certain contingencies associated with the transactions that had not been resolved at the date of the sales. As discussed in Note 10, the results of operations of the Company's redistribution operation are reflected as discontinued operations in the accompanying condensed consolidated financial statements and the effect of these transactions is set forth in the discontinued operations line in the results as reported with adjustments. In the aggregate, the transactions affecting the third quarter of 1999 represented $7,271 of revenues and $1,076 of gross profit, representing approximately 4.5% and 2.7%, respectively, of the Company's revenues and gross profit (including the revenues and gross profit of the Company's discontinued operations for this period). These transactions, combined with the transactions arising through the second quarter of 1999, represented $24,120 of revenues and $4,980 of gross profit, representing 4.8% and 4.1%, respectively, of the Company's revenue and gross profit (including the revenues and gross profit of its discontinued operations for this period). For comparative purposes, the financial statements included in this Form 10-Q present both the Company's results for the three and nine months ended September 30, 1999 as reported and as reported with adjustments for the potential effect of these transactions.

3.       INVESTMENTS IN AFFILIATES

         During 1994, Whitehall Corporation, which was acquired by the Company in 1998 in a transaction accounted for under the pooling of interests method, obtained a 40% ownership in a joint venture involved in the development of aircraft-related technology for an initial investment of $1. The Company accounted for its investment in the joint venture under the equity method. In 1994, Whitehall loaned $2,000 to the joint venture, which was evidenced by a promissory note which accrued interest at a maximum rate of 5% per annum. Principal and accrued interest became due on January 5, 1999. During February 2000, the Company converted the outstanding note and accrued interest balance into a capital contribution. During May 2000, the Company liquidated its investment in the joint venture. In connection with the disposition of the joint venture, the Company recorded a charge of $859, which is included in interest expense and other.

         In August 1999, the Company obtained a 50% interest in a limited liability corporation that designs, manufactures and installs an FAA approved conversion kit which converts certain Boeing 727 aircraft from passenger configuration to cargo configuration. The initial investment was $2,500. In March 2000, the Company invested an additional $2,000 in the venture, and during the nine months ended September 30, 2000, the Company invested an additional $507 in the form of services. The Company accounts for its investment in this venture under the equity method.

4.       BUSINESS COMBINATIONS

         In August 1999, the Company completed the acquisition of the assets of Kitty Hawk, Inc.'s airframe and JT8D engine maintenance operations located in Oscoda, Michigan and entered into agreements to provide heavy airframe and engine maintenance services to Kitty Hawk for a three year period. Under the terms of the acquisition agreement, the Company paid $18,080 in cash and $3,500 in purchase credits to Kitty Hawk. During the nine months ended September 30, 2000, purchase credits of $1,328 were utilized by Kitty Hawk and $572 in purchase credits remain outstanding at September 30, 2000. In April 2000, Kitty Hawk filed for Chapter 11 bankruptcy protection. As a result of the bankruptcy filing, Kitty Hawk terminated its three-year airframe and engine services agreement with the Company. Although the customer has continued to make payments during the quarter ended September 30, 2000, the Company recorded a non cash charge of $4,403 to provide a reserve for the estimated recovery of pre-petition accounts receivable balances. The pre-acquisition operations of Kitty Hawk, Inc.'s airframe and JT8D engine maintenance operations were not material to the operations of the Company. The acquisition was accounted for under the purchase method of accounting. The purchase price allocation for the acquisition was as follows:

Inventories                                                     $     3,535
Other assets                                                          1,000
Fixed assets                                                          2,322
Goodwill                                                             14,723
Accrued expenses                                                     (3,500)
                                                                -------------
Cash used in acquisitions, net of cash acquired                  $   18,080
                                                                =============

5.       NOTES PAYABLE AND REVOLVING LOAN

         The Company has a revolving loan and letter of credit facility (the "Credit Facility") with a group of financial institutions. As of September 30, 2000, the commitment under the Credit Facility was $208,491. Borrowings under the Credit Facility are secured by a lien on substantially all of the Company's assets and the borrowing base consists of substantially all of the Company's receivables and inventory. The Credit Facility expires in July 2002. Interest under the Credit Facility is, at the option of the Company, (a) prime plus 3.0%, or (b) LIBOR plus 4.5%.

         The Credit Facility contains certain financial covenants regarding the Company's financial performance and certain other covenants, including limitations on the amount of annual capital expenditures and the incurrence of additional debt, and provides for the suspension of borrowing and repayment of all debt in the event of a material adverse change in the business of the Company or a change in control. A default under the Credit Facility could potentially result in a default under other agreements to which the Company is a party, including its lease agreements. In addition, the Credit Facility requires mandatory repayments and a reduction in the total commitment under the Credit Facility from the proceeds of a sale of assets or an issuance of equity or debt securities or as a result of insufficient collateral to meet the borrowing base requirements thereunder. At December 31, 1999 and March 31, 2000, the Company was not in compliance with certain of the financial covenants contained in the Credit Facility. The financial institutions which are party to the Credit Facility agreed to forbear in regards to these covenant violations and other matters until May 31, 2000, at which point in time the Credit Facility was renewed and the Company paid bank fees of $3.8 million. The Company was required to pay fees of $3,000 in relation to the standstill agreement associated with the forbearance, which were amortized over the period from February 1, 2000 through May 31, 2000. The Credit Agreement was further amended effective June 25, 2000 and September 30, 2000. In connection with the amendment to the Credit Agreement which became effective June 25, 2000, the Company paid fees of $2,154, which are being amortized between July 1, 2000 and June 30, 2002. The Company is also commiteed to pay an additional bank fee of $2,000 in 2001 in $1,000 increments if the Credit Facility is not refinanced by certain dates. At September 30, 2000, $13,919 was available for borrowing under the Credit Facility and outstanding letters of credit aggregated $24,768.

         In February 2000, the Company executed a $15,500 term loan with the financial institution that is the agent under the Credit Facility. The term loan matures in February 2001, bears interest at 12% and contains financial covenants which are consistent with the Credit Facility. Under the term loan agreement, the Company also granted the lender common stock purchase warrants to purchase 129,000 shares of the Company's common stock exercisable for nominal consideration at any time until December 31, 2005. If the term loan is not repaid in full, the warrants entitle the holder to require the Company, subsequent to July 31, 2000 and subject to a vesting schedule, to repurchase the warrants or common shares issued upon prior exercise of the warrants. The lender has not required the Company to repurchase any warrants through September 30, 2000. The Company has recorded the value of these warrants ($1,080) as additional paid-in capital as of the date of grant and is amortizing this amount to expense over the term of the loan.

         On July 28, 2000, the Company entered into two separate agreements which provide that the LIBOR interest rate component on $10,000 and $55,000 of the Credit Facility is capped at 7.75%. In exchange for the rate cap on the $10,000, the Company paid an up-front fee of $30, which will be amortized over the life of the agreement. This cap rate expires July 28, 2002. In exchange for the interest rate cap on the $55,000, the Company paid an up-front fee of $44 and will pay a monthly fee of $14 through the expiration date of the agreement, which is July 28, 2002. The up-front fee will be amortized over the life of the agreement and the monthly fee will be expensed as incurred.

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

         The indenture pursuant to which the senior subordinated notes have been issued permits the Company and its subsidiaries to incur substantial additional indebtedness, including additional senior debt. Under the indenture, the Company may borrow unlimited additional amounts so long as after incurring such debt it meets a fixed charge coverage ratio for the most recent four fiscal quarters. Additionally, the indenture allows the Company to borrow and have outstanding additional amounts of indebtedness (even if it does not meet the required fixed charge coverage ratios), up to enumerated limits. The Company did not meet the fixed charge coverage ratio for the one-year period ended September 30, 2000. Accordingly, its ability to incur additional debt is limited under its indenture. The senior subordinated notes are also effectively subordinated in right of payment to all existing and future liabilities of any of its subsidiaries which do not guarantee the senior subordinated notes.

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

         In connection with the acquisition of Caribe and Aircraft Interior Design, a subsidiary of the Company delivered to the sellers a promissory note in the original principal amount of $5,000, which was guaranteed by the Company. The note was payable over a two year period with an interest rate of 8% per annum. The first payment of $2,500 was made in March 1999 and the second payment of $2,500 was made in March 2000.

6.       COMMITMENTS AND CONTINGENCIES

LITIGATION AND CLAIMS

         Several lawsuits have been filed against the Company and certain of its officers and directors, and its auditors, in the United States District Court for the Southern District of Florida, which have now been consolidated into a single lawsuit. The consolidated complaint, as amended in March 2000 and September 2000, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of, and Rule 10b-5 under, the Securities Exchange Act of 1934. Among other matters, the amended consolidated complaint alleges that the Company's reported financial results were materially misleading and violated generally accepted accounting principles. The amended consolidated complaint seeks damages and certification of two classes, one consisting of purchasers of the Company's common stock in the Company's June 1999 public offering and one consisting of purchasers of the Company's common stock during the period between April 30, 1997 and April 14, 2000. During May 2000, the Company filed a motion to dismiss the claims in the amended consolidated complaint filed in March 2000, and the Company is presently preparing a motion to dismiss the amended complaint filed in September 2000. The Company believes that the allegations contained in the amended consolidated complaint are without merit and intends to vigorously defend these and any related actions. Nevertheless, unfavorable resolution of these lawsuits could have a material adverse effect on the Company in one or more future periods.

         The U.S. Securities and Exchange Commission is conducting an informal inquiry into the Company's accounting for certain transactions. The Company is cooperating with the SEC in its inquiry.

         On January 8, 1999, Paine Webber Incorporated filed in the Supreme Court of the State of New York a complaint against the Company and its subsidiary, Whitehall, alleging breach of contract claims and related claims against the Company and Whitehall and a tortious interference with a contract claim against the Company. Paine Webber alleges that it is due a fee in connection with the Company's acquisition of TIMCO, based upon a 1997 agreement between Whitehall and Paine Webber relating to a then proposed acquisition of TIMCO by Whitehall which did not occur. Paine Webber is seeking approximately $1,000, plus costs and an unstated amount of punitive damages. Paine Webber is also seeking approximately $250 allegedly due relating to the failure of Whitehall to honor an alleged right of first refusal provision in the 1997 agreement. The Company believes that its acquisition of TIMCO was not within the scope of the 1997 Paine Webber/Whitehall agreement and that claims brought under this agreement against the Company and Whitehall are without merit. The Company is vigorously defending these claims and the case is expected to be tried in late November 2000. Although the Company can give no assurance, based upon available facts, the Company believes that the ultimate outcome of this matter will not have a material adverse effect upon its financial condition.

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

ENVIRONMENTAL MATTERS

         The Company is taking remedial action pursuant to Environmental Protection Agency and Florida Department of Environmental Protection ("FDEP") regulations at TIMCO-Lake City. Ongoing testing is being performed and new information is being gathered to continually assess the impact and magnitude of the required remediation efforts on the Company. Based upon the most recent cost estimates provided by environmental consultants, the Company believes that the total testing, remediation and compliance costs for this facility will be approximately $1,400. Testing and evaluation for all known sites on TIMCO-Lake City's property is substantially complete and the Company has commenced a remediation program. The Company is currently monitoring the remediation, which will extend into the future. To comply with the financial assurances required by the FDEP with respect to this remediation and monitoring, the Company has issued a $1,400 standby letter of credit in favor of the FDEP.

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

         Accrued expenses in the accompanying September 30, 2000 condensed consolidated balance sheet includes $1,354 related to obligations to remediate the environmental matters described above. Future information and developments will require the Company to continually reassess the expected impact of the environmental matters discussed above. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. These uncertainties include the extent of required remediation based on testing and evaluation not yet completed and the varying costs and effectiveness of remediation methods.

LEASE FOR NEW FACILITY

         On December 17, 1998, the Company entered into an operating lease for its build-to-suit corporate headquarters and warehouse facility with First Security Bank, National Association, as trustee of a newly created trust, as lessor. The lease has an initial term of five years and is a triple net lease with annual rent as provided in the lease. The lease contains financial covenants regarding the Company's financial performance and certain other affirmative and negative covenants which it will be obligated to comply with during the term of the lease. Substantially all of the Company's subsidiaries have guaranteed its obligations under the lease. Additionally, the Company has an option to acquire the new facility at the end of the lease for an option price as determined in the lease. Alternatively, if the Company does not purchase the new facility at the end of the lease, it will be obligated to pay certain amounts as provided in the lease. The Company moved its corporate headquarters and redistribution operation into the new facility in April 2000 and one of its MR&O operations into the facility in October 2000.

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

         The Company was not in compliance at March 31, 2000 with certain of the financial covenants contained in the lease agreement. The lessor and its lenders agreed to forbear in regards to these covenant violations and other matters until May 31, 2000. Effective May 31, 2000, the lease agreement was amended, in conjunction with the amendment of the Credit Facility. The lease was further amended effective June 25, 2000 and September 30, 2000.

         The Company's lease for its previous corporate headquarters calls for annual lease payments in the amount of $893 and expires on December 2, 2014. Management believes that the Company will be relieved of its remaining obligations under the lease for its previous corporate headquarters once this property is sold, which is expected to occur in the near future.

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

8.       EARNINGS PER SHARE

         The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows:

                                                          For the Three Months                  For the Nine Months
                                                           Ended September 30,                  Ended September 30,
                                                     ------------------------------    ------------------------------
                                                         1999             2000             1999             2000
                                                     -------------     ------------    -------------     ------------
Weighted average common shares outstanding
  used in calculating basic earnings per share             15,013           15,015           13,532           15,015
Effect of dilutive options                                    255               --              340               --
                                                     -------------     ------------    -------------     ------------
Weighted average common and common
  equivalent shares outstanding used in
  calculating diluted earnings per share                   15,268           15,015           13,872           15,015
                                                     =============     ============    =============     ============
Options outstanding which are not included in
  the calculation of diluted earnings per share
  because their impact is antidilutive                        218            1,773               38            1,773
                                                     =============     ============    =============     ============

9.       LEASING OPERATIONS

         The Company has recorded a charge of $4,871 in cost of sales and services during the three months ended September 30, 2000 to reduce inventory and equipment on lease (including the carrying value of the A-300 aircraft still owned by the Company) to their net realizable values of $3,398 and $7,357, respectively. For the nine months ended September 30, 2000, the Company recorded charges of $11,509 in cost of sales and services, including the $4,871 charge described above and a $6,638 charge recorded during the second quarter of 2000 in connection with the sale of the three A-300 aircraft as described in Note 1.

10.   DISCONTINUED OPERATIONS

         On September 7, 2000, the Company completed the sale of substantially all of the assets of its manufacturing operations for $41,000, excluding transaction expenses and possible post-closing adjustments. The proceeds of the sale were used to repay senior debt outstanding under the Credit Facility. During the nine months ended September 30, 2000, we recorded a charge of $9,823 to reduce the carrying value of our investment in the manufacturing operations to its estimated net realizable value.

         On September 20, 2000, the Company entered into a series of agreements which are intended to constitute a single transaction (the "Transaction") in which the Company will sell substantially all of the assets of its redistribution business. Under the Transaction, the Company and the buyer of its redistribution business will form a 50/50 joint venture, KAV Inventory, LLC ("KAV"), which will acquire all of the Company's redistribution operations' inventory for total consideration equal to 89% of the adjusted closing date book value of the inventory. Additionally, under the Transaction, the buyer will acquire the operating business of the Company's redistribution operations including a significant portion of its remaining net assets, excluding inventory, fixed assets and certain trade accounts receivable net of certain trade accounts payable, for consideration equal to the closing date net book value of the net acquired assets. In addition, the Company expects to lease the fixed assets of the redistribution business to the buyer for a period of up to 12 months and to sublease its corporate headquarters and redistribution warehouse facility to the buyer for a period in excess of the remaining lease term. During the quarter ended September 30, 2000, we recorded a charge of $36,338 to reduce the carrying value of our investment in our redistribution operation to its estimated net realizable value. The Transaction is expected to close by the end of November 2000.

         In September 2000, the Board of Directors made a decision to sell Aviation Sales Bearings Company ("Dixie"), a wholly-owned new parts distribution subsidiary. In accordance with the decision by the Company's Board of Directors to sell Dixie, the Company has reclassified the results of operations of Dixie to discontinued operations during the quarter ended September 30, 2000 and has recorded a charge of $5,779 to loss on disposal of discontinued operations to adjust the carrying value of the net assets of Dixie to estimated net realizable values. Although a binding agreement has not yet been entered into, the Company expects to complete a sale of this operation by the end of 2000.

         The net income (loss) of these operations prior to September 30, 2000 is included in the condensed consolidated statements of income under "discontinued operations". Revenues from such operations were $268,599 and $217,828, respectively, for the nine months ended September 30, 1999 and 2000. The aggregate results of operations of the manufacturing and distribution operations, net of income tax of $5,065 and $0, were $7,635 ($4,647, with adjustments) and ($23,432), respectively, for the nine month periods ended September 30, 1999 and 2000.

         The provision for loss on disposal of discontinued operations reflected in the condensed consolidated statement of income includes the write-down of the assets of the manufacturing and distribution operations to estimated net realizable values, impairments of retained assets as a result of a transfer of control over such assets, the estimated costs of disposing of these operations and the estimated results of their operations through their disposition date. No expected tax benefit has been recorded relating to the provision for loss on disposition, as the Company provides a full valuation allowance on its deferred tax assets.

         A summary of the net assets of the Company's discontinued operations is as follows:

                                                  December 31,    September 30,
                                                      1999            2000
                                                  ------------    -------------
                                                           (Unaudited)

         Current assets                            $  296,735       $  188,581
         Non-current assets                            43,911            8,782
                                                  ------------    -------------
                 Total assets                         340,646          197,363
                                                  ------------    -------------
         Current liabilities                           51,144           22,579
         Non-current liabilities                           --              108
                                                  ------------    -------------
                Total liabilities                      51,144           22,687
                                                  ------------    -------------
         Net assets of discontinued operations     $  289,502       $  174,676
                                                  ============    =============

11.      SUBSEQUENT EVENT

         The Company had a purchase commitment to an airline whereby, pursuant to such agreement, the Company was committed to purchase certain aircraft. Such commitment, which totaled approximately $60,040 as of December 31, 1999, was to be fulfilled over the next three years. On October 25, 2000, the agreement was cancelled and the Company forfeited $1,589 of its deposit (and was refunded the remaining balance). A one-time, non-cash charge of $1,589 relating to this contract cancellation is included in discontinued operations in the accompanying condensed consolidated statements of income for the nine and three month periods ended September 30, 2000.

         ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS OR MAY CONTAIN FORWARD-LOOKING STATEMENTS, SUCH AS STATEMENTS REGARDING OUR BUSINESS STRATEGY AND ANTICIPATED TRENDS IN THE INDUSTRY IN WHICH WE OPERATE. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON OUR CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATING TO OUR OPERATIONS AND RESULTS OF OPERATIONS, COMPETITIVE FACTORS, SHIFTS IN MARKET DEMAND, AND OTHER RISKS AND UNCERTAINTIES, INCLUDING, IN ADDITION TO THOSE DESCRIBED BELOW, THOSE DISCLOSED IN OUR ANNUAL REPORT ON FORM 10-K, AS AMENDED, FOR THE YEAR ENDED DECEMBER 31, 1999, UNCERTAINTIES WITH RESPECT TO AVAILABLE CAPITAL TO CONTINUE TO SUPPORT OUR CURRENT OPERATIONS AND FUTURE GROWTH, OUR MAINTAINING GOOD WORKING RELATIONSHIPS WITH OUR VENDORS AND CUSTOMERS, OUR ABILITY TO REDUCE OUR INDEBTEDNESS FROM ITS CURRENT LEVELS THROUGH SALES OF OUR ASSETS, OUR ABILITY TO ACQUIRE ADEQUATE INVENTORY AND TO OBTAIN FAVORABLE PRICING FOR SUCH INVENTORY, COMPETITIVE PRICING FOR OUR PRODUCTS AND SERVICES, INCREASED COMPETITION IN THE AIRCRAFT SPARE PARTS REDISTRIBUTION AND MAINTENANCE, REPAIR AND OVERHAUL ("MR&O") MARKETS, OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL IN OUR BUSINESSES, OUR ABILITY TO CONSUMMATE SUITABLE ACQUISITIONS AND/OR TO CONTINUE TO DEVELOP OUR BUSINESS INTERNALLY, UTILIZATION RATES FOR OUR MR&O FACILITIES, OUR ABILITY TO EFFECTIVELY INTEGRATE ACQUISITIONS, OUR ABILITY TO EFFECTIVELY MANAGE THE GROWTH OF OUR BUSINESS, ECONOMIC FACTORS WHICH AFFECT THE AIRLINE INDUSTRY AND CHANGES IN GOVERNMENT REGULATIONS. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM RESULTS EXPRESSED OR IMPLIED IN ANY FORWARD-LOOKING STATEMENTS MADE BY US IN THIS QUARTERLY REPORT ON FORM 10-Q. WE DO NOT UNDERTAKE ANY OBLIGATION TO REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR CIRCUMSTANCES.

         The following discussion and analysis should be read in conjunction with the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K, as amended, for the year ended December 31, 1999 (the "Form 10-K").

RECENT DEVELOPMENTS

         In September 2000, our Board of Directors made the decision to dispose of our Dixie Bearings new parts distribution operation. During the quarter ended September 30, 2000, we recorded a charge of $5,779 to reduce the carrying value of our investment in Dixie to its estimated net realizable value. Such disposition is expected to occur by the end of 2000.

         On September 20, 2000, we entered into a series of agreements which are intended to constitute a single transaction (the "Transaction") in which we will sell substantially all of the assets of our redistribution business. Under the Transaction, Aviation Sales Company and the buyer of our redistribution business will form a 50/50 joint venture, KAV Inventory, LLC ("KAV"), which will acquire all of our redistribution operations' inventory for total consideration equal to 89% of the adjusted closing date book value of the inventory. Additionally, under the Transaction, the buyer will acquire the operating business of our redistribution operations including a significant portion of the remaining net assets, excluding inventory, fixed assets and certain trade accounts receivable net of certain trade accounts payable, for consideration equal to the closing date net book value of the net acquired assets. In addition, we expect to lease the fixed assets of the redistribution business to the buyer for a period of up to 12 months and to sublease our corporate headquarters and redistribution warehouse facility to the buyer for a period in excess of the remaining lease term. During the quarter ended September 30, 2000, we recorded a charge of $36,338 to reduce the carrying value of our investment in our redistribution operation to its estimated net realizable value. The Transaction is expected to close by the end of November 2000.

         On September 7, 2000, we completed the sale of substantially all of the assets of our manufacturing operations for $41,000, excluding transaction expenses and possible post-closing adjustments. The proceeds of the sale were used to repay debt. During the nine months ended September 30, 2000, we recorded a charge of $9,823 to reduce the carrying value of our investment in the manufacturing operations to its estimated net realizable value.

         In July 2000, we executed agreements to sell three of the A-300 aircraft which we owned for $12,000 each. The sales closed on August 15, 2000 (with respect to the first aircraft), September 15, 2000 (with respect to the second aircraft) and September 30, 2000 (with respect to the third aircraft). During the quarter ended June 30, 2000, we recorded a charge to cost of goods sold of $6,638 in connection with the sale of these aircraft.

         We were not in compliance at December 31, 1999 and March 31, 2000 with certain of the financial covenants contained in our Credit Facility. Our lenders agreed to forbear in regards to these covenant violations and other matters until May 31, 2000 and increased the interest rate that we are paying on our senior borrowings by 2% during this period. Effective May 31, 2000, the Credit Facility was amended and was further modified effective June 25, 2000 and September 30, 2000. As of September 30, 2000, we have a $208,491 revolving loan and letter of credit facility which expires in July 2002. The Credit Facility bears interest, at our option, at the prime rate plus 3.0% or LIBOR plus 4.5%.

         In April 2000, one of our MR&O customers that represents a significant portion of the operations at one of our MR&O facilities filed bankruptcy. We are currently in possession of a significant amount of inventory and other assets owned by the customer that we have either repaired or are in the process of repairing. Although the customer has continued to make payments, during the quarter ended September 30, 2000 we recorded a non cash charge of $4,403 to provide a reserve for the estimated recovery of pre-petition accounts receivable balances. This charge is reflected in operating expenses in the accompanying condensed consolidated statements of income for the three and nine month periods ended September 30, 2000. We intend to work with the customer and, although there can be no assurance, we do not anticipate that this customer's bankruptcy will have a material impact on our financial position or results of operations.

RESULTS OF OPERATIONS

         Operating revenues consist primarily of service revenues and sales of materials consumed while providing services, net of allowances for returns. Cost of sales and services consists primarily of labor, materials, freight charges and commissions to outside sales representatives.

         Our operating results have fluctuated in the past and may fluctuate significantly in the future. Many factors affect our operating results, including:

         o decisions made regarding sales of our assets to reduce our debt,

         o        timing of repair orders and payments from large customers,

         o the timing of expenditures to purchase inventory in anticipation of future needs,

         o the number of airline customers seeking repair services at any time,

         o our ability to fully utilize from period to period our hangar space dedicated to maintenance and repair services,

         o our ability to attract and retain a sufficient number of mechanics to perform the maintenance, overhaul and repair services requested by our customers, and

         o the timeliness of customer aircraft arriving for scheduled maintenance.

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

         We have concluded that seven 1999 transactions (including three in the third quarter) arising in our redistribution operation should have been accounted for as exchange transactions rather than as sales. We have also concluded that seven additional 1999 transactions (including four in the third quarter) arising in our redistribution operation should not have been recorded as sales due to certain contingencies associated with the transactions that had not been resolved at the date of the sales. As discussed in Note 10, the results of operations of our redistribution operation are reflected as discontinued operations in the attached condensed consolidated financial statements, and the effect of these transactions is set forth in the discontinued operations lines as reported and as reported with adjustments for the potential effect of these transactions. In the aggregate, the transactions affecting the third quarter of 1999 represented $7,271 of revenues and $1,076 of gross profit, representing approximately 4.5% and 2.7%, respectively, of our revenues and gross profit (including the revenues and gross profit of our discontinued operations for this period). These transactions, combined with the transactions arising through the second quarter of 1999, represented $24,119 of revenues and $4,950 of gross profit, representing 4.8% and 4.1%, respectively, of our revenue and gross profit (including the revenues and gross profit of our discontinued operations for this period). For comparative purposes, the financial statements included in this Form 10-Q present both our results for the three and nine months ended September 30, 1999 as reported and with adjustments.

         In this Form 10-Q operating results from continuing operations reflect the results of operations of our MR&O and leasing operations. Operating revenues for the nine months ended September 30, 2000 increased $20.4 million or 7.9% to $278.3 million, from $257.9 million for the same period in 1999. The increase in our revenues was primarily the result of revenues from facilities in which we made investments during 1999. During 1999, we acquired the assets of Kitty Hawk, Inc.'s airframe and JT8D engine maintenance operations located in Oscoda, Michigan. We also developed a new airframe maintenance facility in Winston-Salem, North Carolina and expanded our airframe maintenance facilities in Greensboro, North Carolina. For the same reason, operating revenues for the three months ended September 30, 2000 increased $1.3 million, or 1.6% to $81.3 million, from $80.0 million for the three months ended September 30, 1999.

         Gross profit decreased $44.9 million, or 69.2%, to $20.0 million for the nine months ended September 30, 2000, compared with $64.9 million for the nine months ended September 30, 1999. Gross profit decreased $21.7 million, or 102.4% to a loss of $0.5 million for the three months ended September 30, 2000, compared with gross profit of $21.2 million for the three months ended September 30, 1999. Gross profit for the nine months ended September 30, 2000 was negatively impacted by a charge recorded in the second quarter of 2000 of $6.6 million relating to the disposition of the three A-300 aircraft which were sold during August and September 2000. Additionally, due to our continuing efforts to reduce our debt through sales of our assets, we recorded a charge of $4.9 million in the quarter ended September 30, 2000 to reduce the carrying value of certain equipment on lease and inventory (including the A-300 aircraft we continue to own) to an amount estimated to be recovered through the sale of such assets. We further recorded a charge of $1.6 million in the quarter ended September 30, 2000 relating to inventory which was scrapped in connection with the move of a significant portion of one of our MR&O operations, Aircraft Interior Design, from Florida to Texas. We also experienced a decrease in gross profit from our leasing operations, due to a reduction in our investment in leased assets and sales of leased assets in the first two quarters of 1999, which did not recur in 2000. Finally, gross profit for the quarter and nine months ended September 30, 2000 was negatively impacted by inefficiencies and reductions in gross profits realized as a result of delays in the timing of orders being placed into service, a reduced volume of orders received from existing customers due to concerns which existed primarily during the second quarter over the status of our credit facility and a reduction in market opportunities caused by the airlines' effort to reduce costs due to higher fuel prices and interest rates and excess capacity in our airframe maintenance facilities which, due to our primarily fixed cost structure, resulted in reduced realization and gross profit. While we lost no significant customers, our operating results for the nine and three month periods ended September 30, 2000 were significantly adversely affected by these factors. While there can be no assurances, we believe these concerns have been reduced as a result of the execution of an amended Credit Facility on May 31, 2000 and the previously announced transactions and plans involving sales of our assets to reduce our debt as described above. Gross profit as a percentage of operating revenues decreased to 7.2% for the nine months ended September 30, 2000, from 25.2% for the nine months ended September 30, 1999. Gross profit as a percentage of operating revenues decreased to (0.1)% for the three months ended September 30, 2000, from 26.5% for the three months ended September 30, 1999.

         Operating expenses increased $15.1 million or 62.4% to $39.2 million for the nine months ended September 30, 2000, compared with $24.1 million for the nine months ended September 30, 1999. Operating expenses as a percentage of operating revenues were 14.1% for the nine months ended September 30, 2000, compared to 9.4% for the nine months ended September 30, 1999. Operating expenses increased $7.3 million or 79.5% to $16.4 million for the three months ended September 30, 2000, compared with $9.2 million for the three months ended September 30, 1999. Operating expenses as a percentage of operating revenues were 20.2% for the three months ended September 30, 2000, compared to 11.4% for the three months ended September 30, 1999.

         Operating expenses in 2000 were affected by costs associated with the operation of new facilities opened during 1999. It was also affected by a $3.6 million increase in professional fees during 2000 compared to 1999, relating primarily to the completion of our 1999 audit and the refinancing and amendments to our Credit Facility, and a charge of $4.4 million relating to reserves recorded against certain accounts receivable of a major customer which filed for bankruptcy protection in 2000. Operating expenses were also negatively impacted by the costs associated with the move to new facilities during the third quarter of 2000 of two of our MR&O operations, Caribe Aviation and Aircraft Interior Design.

         Interest expense and other for the nine months ended September 30, 2000 increased by $2.2 million or 15.0% to $16.8 million, from $14.6 million for the nine months ended September 30, 1999. Interest expense and other for the three months ended September 30, 2000 increased by $0.3 million or 5.0% to $5.0 million, from $4.7 million for the three months ended September 30, 1999. The increase was primarily the result of our recording a loss of $0.9 million in connection with the disposition of the AvAero joint venture and $0.5 million of lease termination costs relating to the move of our Caribe Aviation and Aircraft Interior Design operations during the nine months ended September 30, 2000. Additionally, the Company paid bank fees of $9.6 million during the nine months ended September 30, 2000. Total amortization of bank fees, including discontinued operations, for the nine month period ended September 30, 2000 was $6.9 million.

         In addition, as discussed above, we were not in compliance with the financial covenants under our Credit Facility as of December 31, 1999 and March 31, 2000. As a result, during the first quarter of 2000, we entered into a standstill agreement with our lenders under which they agreed to forbear in regards to these covenant violations and other matters. Under the terms of the standstill agreements, our interest rate was increased by 2%. We were also required to pay substantial financing fees ($1.5 million) that were expensed over the term of the original standstill agreement, which expired on March 31, 2000 and an additional $1.5 million that related to a further extension of the standstill agreement through May 31, 2000 which were expensed during the second quarter of 2000. In connection with the May 31, 2000 amendment of the Credit Facility, we paid additional bank fees of $3.8 million, which are being amortized over the term of the facility which expires in July 2002, and we committed to pay an additional $2.0 million in fees in 2001 if the credit agreement has not been refinanced by that date. In connection with the amendment to the Credit Facility which became effective June 25, 2000, we paid fees of $2.2 million, which are being amortized between July 1, 2000 and June 30, 2002.

         As a result of the above factors, income (loss) before income taxes, equity income of affiliate and discontinued operations for the nine months ended September 30, 2000 was a loss of $36.0 million, compared to income of $26.2 million for the nine months ended September 30, 1999. As a result of the above factors, income (loss) before income taxes, equity income of affiliate and discontinued operations for the three months ended September 30, 2000 was a loss of $21.9 million, compared to income of $7.3 million for the three months ended September 30, 1999.

         Equity income of affiliate, net of income taxes, decreased $1.0 million for the nine months ended September 30, 2000 to $0.1 million, from $1.1 million for the same period in 1999. The decrease was attributable to the winding down in the operations of the affiliate. During the second quarter of 2000, our remaining investment in the affiliate was liquidated resulting in a $0.9 million charge, which is included in interest expense and other.

         For the reasons set forth above, income (loss) from continuing operations for the nine months ended September 30, 2000 was a loss of $39.8 million ($2.65 per diluted share), compared to income of $17.1 million ($1.24 per diluted share) for the nine months ended September 30, 1999. Income (loss) for the three months ended September 30, 2000 was a loss of $27.7 million ($1.85 per diluted share), compared to net income of $4.8 million ($0.31 per diluted share) for the three months ended September 30, 1999. Weighted average common and common equivalent shares outstanding (diluted) were 15.0 million during the three and nine months ended September 30, 2000, compared to 15.3 million for the three months ended September 30, 1999 and 13.9 million for the nine months ended September 30, 1999.

         Income (loss) from discontinued operations for the nine months ended September 30, 2000 was a loss of $23.4 million, or $1.56 per diluted share, compared to income of $7.6 million or $0.55 per diluted share ($4.6 million or $0.33 per diluted share, as adjusted), for the nine months ended September 30, 1999. Income (loss) from discontinued operations for the three months ended September 30, 2000 was a loss of $11.8 million or $0.79 per diluted share compared to income of $2.6 million or $0.17 per diluted share ($1.9 million or $0.13 per diluted share, as adjusted) for the three months ended September 30, 1999. Revenues and gross margin in our redistribution operations decreased during 2000 as a result of our decision to limit purchases of spare aircraft parts commencing at the end of the first quarter of 2000 and our initiative to reduce inventory in our redistribution operations (and use the proceeds from such inventory reduction to repay debt). Redistribution inventory decreased from $214.1 million as of December 31, 1999 to $182.4 million as of September 30, 2000. Operating revenues were also negatively impacted during 2000 by customer concerns regarding our financial condition.

Operating expenses relating to redistribution operations also increased as a result of our strategy during 1999 and the beginning of 2000 to continue to grow these operations. During the latter portion of the first quarter of 2000, we restructured our redistribution operations and reduced headcount in that business. Additionally, the redistribution operations experienced an increase in interest primarily attributable to the increased average debt outstanding.

         Results from discontinued operations also includes losses on the disposal and contemplated disposal of the discontinued operations of $51.9 million (or $3.46 per diluted share) for the nine months ended September 30, 2000 and $42.7 million (or $2.84 per diluted share) for the three months ended September 30, 2000. During the second quarter of 2000, we recognized a $9.2 million loss relating to the sale of our discontinued manufacturing operations. During the third quarter of 2000 we recorded an additional $0.6 million loss relating to the disposition of our manufacturing operations, a loss of $5.8 million relating to the anticipated disposition of our Dixie Bearings operation and a loss of $36.3 million relating to the anticipated disposition of our redistribution business.

LIQUIDITY AND CAPITAL RESOURCES

         LIQUIDITY

         As noted above, during the third quarter of 2000 we executed agreements and closed on the sale of our manufacturing operations and three of the A-300 aircraft which we owned. The net proceeds from these sales of $74,509 was used to reduce our senior debt under the credit facility. Additionally, we have executed agreements to sell substantially all of the assets of our redistribution operation and we have made the decision to dispose of our Dixie Bearings new parts distribution operation. There can be no assurance that we will successfully execute these transactions or as to the timing of any potential transactions.

         As of September 30, 2000, we had outstanding indebtedness of approximately $362.3 million (excluding letters of credit), of which $192.9 million was senior debt and $169.4 million was other indebtedness. In addition, as of September 30, 2000, we had received the proceeds of the sale of the third A-300 aircraft of $12.0 million which we reported as cash and cash equivalents in the accompanying condensed consolidated balance sheet as of September 30, 2000 and subsequently used to repay senior debt. Including these proceeds, total outstanding indebtedness at September 30, 2000 would have been $350.3 million of which $180.9 million was senior debt. As of December 31, 1999, we had $441.7 million of outstanding indebtedness. Our ability to make payments of principal and interest will depend upon our future operating performance, which will be subject to economic, financial, competitive and other factors beyond our control. The level of our indebtedness is also important due to:

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

         We believe that after completion of the above discussed dispositions of assets, our working capital will be obtained from borrowing under the credit Facility. We may also consider selling additional equity and/or debt securities in the future to meet working capital requirements of our current business and to continue the further development of our business.

         CASH

         Cash and cash equivalents decreased from $19.4 million as of December 31, 1999 to $13.1 million as of September 30, 2000. Net cash provided by (used in) operating activities during the nine months ended September 30, 2000 and 1999 was $52.4 million and $(118.7) million, respectively. The increase in cash provided was primarily the result of a reduction in inventory which, as discussed above, relates to our initiative to reduce inventory including the sales of the A-300 aircraft and repay debt. Inventory decreased $51.1 million during the nine months ended September 30, 2000, compared to an increase in inventory of $35.1 million during the nine months ended September 30, 1999. Cash used in operating activities was, in part, negatively impacted by the timing of collections on open accounts receivable which, in certain instances, were deferred until after September 30, 2000. Cash provided by (used in) investing activities during the nine months ended September 30, 2000 and 1999 was $30.3 million and $(36.9) million, respectively. The cash provided by investing activities for the nine months ended September 30, 2000 resulted primarily from the sale of the manufacturing operations and was partially offset by cash used in investing activities primarily related to capital expenditures associated with tooling investments, equipment purchases and leasehold improvements relating to the moves of Caribe Aviation and Aircraft Interior Design. Cash provided by (used in) financing activities for the nine months ended September 30, 2000 and 1999 was $(89.1) million and $156.7 million, respectively. Cash used in financing activities for the nine months ended September 30, 2000 is primarily comprised of repayments of outstanding notes payable and outstanding indebtedness and deferred financing fees under our Credit Facility, net of the proceeds of a $15.5 million term loan obtained in February 2000.

         CREDIT FACILITY

         Prior to May 31, 2000, the Company had a revolving loan and letter of credit facility (the "Credit Facility") of $300.0 million with a group of financial institutions. Borrowings under the Credit Facility are secured by a lien on substantially all of the Company's assets and the borrowing base consists of substantially all of the Company's receivables and inventory. Effective May 31, 2000, the Credit Facility was amended and the commitment was reduced to $285.0 million. Following the liquidation of the AvAero joint venture, the sale of the three A-300 aircraft and the sale of the manufacturing operations described above, the commitment was reduced to $208.5 million. The Credit Facility expires in July 2002. The Credit Facility was further amended on June 25, 2000 and September 30, 2000. Interest under the Credit Facility is, at the option of the Company, (a) prime plus 3.0%, or (b) LIBOR plus 4.5%. During the nine months ended September 30, 2000 and 1999, the weighted average interest rate on the Credit Facility was 12.4% and 8.2%, respectively. During the three months ended September 30, 2000 and 1999, the weighted average interest rate on the Credit Facility was 13.1% and 8.1%, respectively. As of September 30, 2000, June 30, 2000, March 31, 2000 and December 31, 1999, the outstanding balance on the Credit Facility (including consideration of the application of proceeds from the sale of the third A-300 which was sold on September 30, 2000) was $165.4 million, $240.3 million, $268.0 million and $269.6 million, respectively.

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

         We were not in compliance at December 31, 1999 or March 31, 2000 with certain of the financial covenants contained in the Credit Facility. Our lenders agreed to forbear in regards to these covenant violations and other matters until May 31, 2000 at which point in time the Credit Facility was amended. We were required to pay substantial fees in relation to the standstill agreement associated with the period of forbearance and the May 31, 2000 amended Credit Facility.

         In February 2000, we obtained a $15.5 million term loan with the financial institution that is agent for the Credit Facility. The proceeds from the term loan were used to repay debt outstanding under the Credit Facility. The term loan matures in February 2001, bears interest at 12% and contains financial covenants that are consistent with the Credit Facility. Under the term loan agreement, we also granted warrants to the lender to purchase 129,000 shares of our common stock exercisable for nominal consideration at any time until December 31, 2005. The warrants entitle the holder to require us, subsequent to July 31, 2000 and subject to a vesting schedule, to repurchase the warrants or common shares issued upon prior exercise of the warrants.

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

         The indenture pursuant to which the Notes have been issued (the "Indenture") permits us and our subsidiaries to incur substantial additional indebtedness, including senior debt. Under the Indenture, we may borrow unlimited additional amounts so long as after incurring such debt we meet a fixed charge coverage ratio for the most recent four fiscal quarters. Additionally, the Indenture allows us to borrow and have outstanding additional amounts of indebtedness (even if we do not meet the required fixed charge coverage ratios), up to enumerated limits. The Company did not meet the fixed charge coverage ratio for the one-year period ended September 30, 2000. Accordingly, our ability to incur additional debt is limited under the Indenture. The Notes are also effectively subordinated in right of payment to all existing and future liabilities of any of our subsidiaries that do not guarantee the Notes.

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

         In connection with the acquisition of Caribe and AIDI, one of our subsidiaries delivered to the sellers a promissory note in the original principal amount of $5.0 million, which was guaranteed by us. The note was payable over a two-year period with an interest rate of 8% per annum. The first payment of $2.5 million was made during March 1999 and the final payment was paid in March 2000.

         LEASE FOR NEW FACILITY

         In 1998, we decided to move to a new corporate headquarters and warehouse facility. On December 17, 1998, we entered into an operating lease for the new facility with First Security Bank, National Association, as trustee of a newly created trust, as lessor. The lease has an initial term of five years and is a triple net lease. The lease contains financial covenants regarding our financial performance and other affirmative and negative covenants. Substantially all of our subsidiaries have guaranteed our obligations under the lease. Additionally, we have an option to acquire the new facility at the end of the lease and if we do not purchase the new facility at the end of the lease, we will be obligated to pay a fee. We moved our corporate headquarters and redistribution operation into the new facility in April 2000 and one of our MR&O operations, Caribe Aviation, into the new facility during October 2000. In conjunction with the sale of our redistribution operations, we expect to sublease our corporate headquarters and the redistribution warehouse facility to the buyer.

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

         We were not in compliance at December 31, 1999 or March 31, 2000 with certain of the financial covenants contained in the lease agreement. The lessor and its lenders agreed to forbear in regards to these covenant violations and other matters until May 31, 2000. Effective May 31, 2000, the lease agreement was amended in conjunction with the amendment of the Credit Facility. It was subsequently amended effective June 25, 2000 and September 30, 2000.

         PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         See Note 6 to the Company's Unaudited Condensed Consolidated Financial Statements included in this filing.

Item 2.  CHANGES IN SECURITIES

         Not applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         No matters were submitted to the Company's shareholders during the third quarter of 2000.

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORMS 8-K

         (a)   EXHIBITS

               10.1 - Amendment No. 2 dated as of November 14, 2000 to Fourth
                      Amended and Restated Credit Agreement dated as of May 31, 2000

               10.2 - Amendment Agreement No. 4 for Lease Agreement and Certain
                      Other Operative Agreements

               27.1 - Financial Data Schedule - September 30, 2000

         (b)   REPORTS ON FORM 8-K

               1. The Company filed on March 27, 2000 a report on Form 8-K, dated February 18, 2000, addressing the amendments to the Credit Facility and TROL, the standstill agreement with Harbor, an amendment to the rights plan, the term loan note and a press release of the 1999 results.

               2. The Company filed on June 13, 2000 a report on Form 8-K dated May 31, 2000, addressing the amendments to the Credit Facility and TROL.

               3. The Company filed on September 22, 2000 a report on Form 8-K, addressing the completion of the sale of the Company's manufacturing operations and the execution of agreements to sell the Company's redistribution operations.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AVIATION SALES COMPANY
         Dated: November 20, 2000


                                    BY: /S/ MICHAEL C. BRANT
                                    ----------------------------------------
                                    Michael C. Brant
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT           DESCRIPTION

10.1 Amendment No. 2 dated as of November 14, 2000 to Fourth Amended and Restated Credit Agreement dated as of May 31, 2000

10.2 Amendment Agreement No. 4 for Lease Agreement and Certain Other Operative Agreements

27.1              Financial Data Schedule - September 30, 2000