Form 10-K
period 2000-12-31
AVIATION SALES CO
filed 2001-04-20
CIK 1012159

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ---------------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                           Commission File No. 1-11775

                             AVIATION SALES COMPANY
                             ----------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                 65-0665658
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

    3601 FLAMINGO ROAD, MIRAMAR, FL                        33027
(Address of principal executive offices)                 (Zip Code)

                                 (954) 538-8900
                         (Registrant's telephone number)

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                   NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                        ON WHICH REGISTERED
         -------------------                        -------------------
Common Stock, par value $.001 per share           New York Stock Exchange

      Securities registered pursuant to Section 12(g) of the Exchange Act:
      --------------------------------------------------------------------
                                      None

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of April 11, 2001, 15,015,317 shares of common stock were outstanding and the aggregate market value (based on the closing price on the New York Stock Exchange on April 12, 2001 which was $3.12 per share) of the common stock held by non-affiliates was approximately $24.9 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders (which Proxy Statement will be filed on or before 120 days after the end of the Registrant's fiscal year ended December 31, 2000) are incorporated by reference into Part III hereof. Certain exhibits listed in
Part IV of this Annual Report on Form 10-K are incorporated by reference from prior filings made by the Registrant under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.


                                TABLE OF CONTENTS

                                     PART I

                                                                            PAGE

Item 1.   Business.......................................................... 1

Item 2.   Properties........................................................ 9

Item 3.   Legal Proceedings................................................. 10

Item 4.   Submission of Matters to a Vote of Security Holders............... 11

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters............................................... 12

Item 6.   Selected Financial Data........................................... 13

Item 7.   Management's Discussion and Analysis of Financial Condition

          and Results of Operations......................................... 14

Item 7A.  Quantitative and Qualitative Disclosures about Market Risks....... 25

Item 8.   Financial Statements and Supplementary Data....................... 25

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................... 25

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant................ 26

Item 11.  Executive Compensation............................................ 26

Item 12.  Security Ownership of Certain Beneficial Owners and Management.... 26

Item 13.  Certain Relationships and Related Transactions.................... 26

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K... 27

                                     PART I

ITEM 1.  BUSINESS.

         UNLESS THE CONTEXT OTHERWISE REQUIRES, REFERENCES TO "AVIATION SALES," "WE," "OUR" AND "US" IN THIS ANNUAL REPORT ON FORM 10-K INCLUDES AVIATION SALES COMPANY AND ITS SUBSIDIARIES. THIS ANNUAL REPORT ON FORM 10-K CONTAINS OR MAY CONTAIN FORWARD-LOOKING STATEMENTS, SUCH AS STATEMENTS REGARDING OUR STRATEGY AND ANTICIPATED TRENDS IN THE INDUSTRY IN WHICH WE OPERATE. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON OUR CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATING TO OUR OPERATIONS AND RESULTS OF OPERATIONS, COMPETITIVE FACTORS, SHIFTS IN MARKET DEMAND, AND OTHER RISKS AND UNCERTAINTIES, INCLUDING, IN ADDITION TO THOSE DESCRIBED BELOW AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K, OUR ABILITY TO CONTINUE TO GENERATE SUFFICIENT WORKING CAPITAL TO MEET OUR OPERATING REQUIREMENTS, OUR MAINTAINING GOOD WORKING RELATIONSHIPS WITH OUR VENDORS AND CUSTOMERS, COMPETITIVE PRICING FOR OUR PRODUCTS AND SERVICES, OUR ABILITY TO ACHIEVE GROSS PROFIT MARGINS AT WHICH WE CAN BE PROFITABLE, INCLUDING MARGINS ON SERVICES WE PERFORM ON A FIXED PRICE BASIS, COMPETITION IN THE AIRCRAFT MAINTENANCE, REPAIR AND OVERHAUL MARKET, OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL IN OUR BUSINESSES, UTILIZATION RATES FOR OUR MR&O FACILITIES, OUR ABILITY TO EFFECTIVELY INTEGRATE FUTURE ACQUISITIONS, OUR ABILITY TO EFFECTIVELY MANAGE OUR BUSINESS, ECONOMIC FACTORS WHICH AFFECT THE AIRLINE INDUSTRY AND CHANGES IN GOVERNMENT REGULATIONS. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM RESULTS EXPRESSED OR IMPLIED IN ANY FORWARD-LOOKING STATEMENTS MADE BY US IN THIS ANNUAL REPORT ON FORM 10-K. WE DO NOT UNDERTAKE ANY OBLIGATION TO REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR CIRCUMSTANCES.

GENERAL

         Aviation Sales is a leading provider of aviation maintenance, repair and overhaul ("MR&O") services. We believe that we are the largest independent provider of heavy maintenance services for aircraft in North America. We sell and provide aircraft maintenance, repair and overhaul services to commercial passenger airlines and air cargo carriers throughout the world.

         We offer maintenance and repair services through our nine repair stations licensed by the Federal Aviation Authority (FAA). These services include maintenance, repair and modification services for aircraft, and repair and overhaul services on a wide range of aircraft components, flight control surfaces, aircraft interiors and Pratt & Whitney JT8D engines. In addition, we also provide modification services for the conversion of passenger aircraft to freighter configuration as well as aircraft engineering services.

         Our strategy is to be the vendor of choice to our customers, providing total aircraft maintenance solutions to meet our customers' maintenance, repair and overhaul requirements. The services we offer allow our customers to reduce their costs by outsourcing some or all of their maintenance, repair and overhaul functions.

RECENT DEVELOPMENTS IN OUR CONTINUING OPERATIONS

         During 2000, competition in the market for airframe maintenance and repair services increased as certain competitors expanded capacity. Additionally during 2000, some airlines, in response to rising costs primarily related to fuel prices, reduced or deferred their levels of maintenance, resulting in some cases in less outsourcing of aircraft maintenance. In addition, during 2000 concern existed with some of our customers and potential customers regarding the status of our credit facility and regarding our financial stability. While we were able to retain all of our significant customers during this period, we believe that these factors adversely affected the amount and timing of work that we received from our customers. Additionally, because of our financial situation and the competition in our industry, our facilities (and the facilities of most other third-party maintenance service providers) had excess capacity during 2000. During 2000, in an attempt to fill our excess capacity and to meet competitive pressures, we offered pricing discounts and performed services for a greater volume of single aircraft customers, which had a significant negative impact on our overall efficiency.

         In March 2001, in an effort to reduce our operating expenses, we temporarily closed our Oscoda, Michigan heavy airframe maintenance facility and reduced headcount at certain of our other MR&O facilities. We also consolidated our Aircraft Interior Design operation into a single facility in Dallas, Texas and entered into a three-year agreement with a customer to dedicate our Macon, Georgia heavy airframe maintenance facility to servicing that customer's airframe maintenance requirements. These initiatives, which reduced our total headcount by approximately 400, are expected to reduce our operating expenses by approximately $12.0 million on an annual basis.

         As of March 2001, our customer base is primarily comprised of a small number of large commercial airlines and cargo carriers and other smaller airlines, cargo carriers and leasing companies for whom we provide a lesser volume of services. During 2000, our four largest continuing customers in the aggregate represented approximately 31.7% of our total revenues and our largest customer represented 14.0% of our total revenues. We consider our relationship with each of these customers to be good and, although there can be no assurance, we expect that these customers will continue to represent a significant portion of our total revenues in the future. However, the loss of one or more of our large customers would likely have a material adverse effect on our future results of operations.

         We are currently meeting our working capital requirements from the funds available under our senior revolving credit facility and from operations. While we expect to have sufficient working capital from our existing sources for the operation of our business through December 31, 2001, there can be no assurance that this will occur. We are actively considering selling one or more additional operations in order to obtain additional working capital to support our core airframe maintenance operations and to continue to reduce our debt. No agreements have been reached in that regard. We may also consider selling additional securities for the same purposes, although no agreements have been reached in that regard.

RECENT SALES OF BUSINESSES TO REDUCE SENIOR DEBT AND TO FOCUS OUR CONTINUING OPERATIONS ON OUR MR&O BUSINESSES

         During 2000, we engaged in a restructuring of our business and operations intended to focus our business on our maintenance, repair and overhaul operations and to reduce our senior debt.

         In September 2000, our board of directors made the decision to dispose of our Dixie Aerospace Bearings new parts distribution operation. On December 26, 2000, we completed the sale of our Dixie Aerospace new parts distribution operation to Wencor West, Inc. for $17.7 million, including debt assumed by Wencor West. We used the net cash proceeds of the sale, which approximated $13.5 million, to repay senior debt. In addition, we retained certain accounts receivable and inventory of Dixie's new parts distribution operation which are being liquidated pursuant to collection and consignment agreements executed with the purchaser. We believe we will receive additional cash consideration as these receivables are collected and inventory is sold.

         On December 1, 2000, we completed the sale of substantially all of the assets and business of our redistribution operation in a series of transactions which were intended to constitute a single transaction (the "Transaction"). The Transaction was entered into with Kellstrom Industries, Inc. ("Kellstrom") and KAV Inventory, LLC ("KAV"). KAV is a 50/50 limited liability company organized by us and Kellstrom. The aggregate purchase price received by us in the Transaction was $156.4 million, approximately $127.0 million of which was paid in cash ($122.0 million after payment of transaction expenses). The net proceeds of the Transaction were used by us to repay senior debt.

         The first component of the Transaction consisted of KAV's acquisition of substantially all of the aircraft and engine spare parts inventory and the engine inventory of our redistribution operation, as well as certain rotable parts inventories from two of our MR&O operations. The purchase price paid for this inventory was 89% of the closing date adjusted book value of such inventory ($148.6 million), subject to post-closing adjustment as set forth in the agreement relating to the inventory sale. As part of the Transaction, KAV consigned the inventory to Kellstrom.

         The cash portion of the purchase price paid for the inventory ($105.5 million) was obtained by KAV from a syndicate of financial institutions led by Bank of America, N.A., with the balance paid in the form of three subordinated promissory notes. The KAV institutional financing is secured by a lien on all of the assets of KAV. The first two subordinated notes, each in the principal amount of $13.7 million, are five-year senior subordinated notes bearing interest at the rate of 14% per annum (see below for a description of Kellstrom's purchase of one of these notes). The first two notes are subordinated in all respects to the KAV institutional financing. The third subordinated note is a five-year junior subordinated note in the principal amount of $15.7 million bearing interest at the rate of 14% per annum. The junior subordinated note is subordinated in all respects to both the KAV institutional financing and to repayment of the two senior subordinated notes. These amounts will be paid with funds available after repayment of the KAV institutional financing and before repayment of the $13.7 million senior subordinated notes.

         We have agreed with Kellstrom to equally share the operational expenses of KAV beyond amounts permitted under the loan agreement relating to KAV's institutional financing. Additionally, we posted an $8.5 million letter of credit and Kellstrom posted a $6.5 million letter of credit with Bank of America to secure (in part) KAV's institutional financing. The letters of credit will only be drawn upon a default by KAV of its loan obligations and if drawn, such amounts will be treated as loans to KAV and will be repaid prior to repayment of the senior subordinated notes. Additionally, we and Kellstrom will each be repaid the approximately $2.3 million which we each advanced to KAV for use in paying bank fees and expenses relating to obtaining their institutional financing. We and Kellstrom will be repaid these amounts prior to repayment of the senior subordinated notes.

         The second component of the Transaction consisted of a sale to Kellstrom of certain non-inventory assets of our redistribution operation and the assumption by Kellstrom of a portion of the redistribution operation's accounts payable. Kellstrom also acquired one of the $13.7 million senior subordinated notes described above. The net purchase price for these assets (including the $13.7 million senior subordinated note), after adjustment for assumed debt, was $21.5 million, all of which was paid in cash. The purchase price of the non-inventory assets purchased by Kellstrom is subject to post-closing adjustment as set forth in the agreement relating to the asset sale.

         Additionally, as part of the Transaction:

         (1) Kellstrom leased certain furniture, fixtures and equipment (the "FF&E") used in the redistribution operation and the redistribution operation's warehouse facility in Pearland, Texas for a one-year term;

         (2) Kellstrom leased the redistribution operation's 545,000 square foot headquarters and warehouse facility located in Miramar, Florida. Pursuant to a sublease agreement, Kellstrom will pay us the lesser of $384,000 or the actual lease payment due under our lease for this facility for each year during the initial five year lease term. We also granted Kellstrom the right to renew the sublease for five consecutive five year periods, at a fair market rental rate;

         (3) Kellstrom has an option to acquire the FF&E and/or the Pearland, Texas property during the term of the above-described leases, and for a period of 60 days thereafter, for a purchase price equal to the net book value of such assets (approximately $9.4 million in the aggregate). We have an option after one year to require Kellstrom to purchase the FF&E and/or the Pearland, Texas property for the same purchase prices; provided, however, that if we exercise either or both of our options, Kellstrom may defer its purchases of and continue to lease the FF&E and/or the Pearland, Texas property for up to an additional six months under certain circumstances;

         (4) We entered into a cooperation agreement under which we agreed to provide repair services for the KAV parts inventory as well as repair services to Kellstrom with respect to Kellstrom's parts inventory, and Kellstrom agreed to supply parts to our MR&O operations, on an ongoing basis;

         (5) We entered into a non-competition agreement with Kellstrom whereby we are restricted for a period of up to five years from engaging in the redistribution business; and

         (6) We granted Kellstrom a limited license to use the name "Aviation Sales" (if combined with the Kellstrom name) in connection with Kellstrom's redistribution business.

         On September 7, 2000, we completed the sale to Barnes Group Inc. of substantially all of the assets of our Kratz-Wilde Machine Company and Apex Manufacturing manufacturing operations for $41.0 million, excluding transaction expenses and possible post-closing adjustments as set forth in the agreement relating to the sale. The net proceeds of the sale were used to repay senior debt. In addition, as part of the sale, Barnes assumed the closing date ordinary course liabilities of these businesses.

         In July 2000, we executed agreements to sell three of the A-300 aircraft which we owned for $12.0 million each. The sales closed on August 15, 2000 (with respect to the first aircraft), September 15, 2000 (with respect to the second aircraft) and September 30, 2000 (with respect to the third aircraft). The net proceeds of this sale were used by us to repay senior debt.

         These transactions, along with cash flow generated from other asset sales in the ordinary course of our business, allowed us to reduce our senior debt from $269.6 million as of December 31, 1999 to $51.5 million as of December 31, 2000.

INDUSTRY OVERVIEW

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

         Due to the trends currently affecting our industry, we believe that in the long-term the demand for maintenance and repair services from large independent service providers such as Aviation Sales will continue to increase. Some of the trends currently affecting our industry include:

Growth in the Market for Aircraft Maintenance and Repair Services

         The Boeing 2000 Current Market Outlook report projects that:

         o the worldwide fleet of commercial aircrafts will more than double by 2019;

         o the number of cargo jet aircraft will in the long-term increase significantly between 2000 and 2019; and

         o        the aircraft fleet will continue to age.

         We believe that a combination of these factors will in the long term increase the demand for maintenance and repair services.

Increased Outsourcing of Maintenance and Repair Requirements

         Airlines incur substantial expenditures in connection with fuel, labor and aircraft ownership. Airlines have come under increasing pressure during the last decade to reduce the costs associated with providing air transportation services. While several of the expenditures required to operate an airline are beyond the direct control of airline operators, such as the price of fuel and labor costs, we believe that outsourcing maintenance and repair functions are areas in which airlines can reduce their operating costs. Outsourcing of maintenance and repair functions by airlines allows an integrated service provider such as Aviation Sales to achieve economies of scale unavailable to individual airlines and to handle these functions less expensively and more efficiently on its customers' behalf.

Diversified Services and Competitive Strengths

         We believe that the breadth of our services, including a wide range of aircraft maintenance and repair services, allows us to be a vendor of choice to our customers in a highly fragmented industry. In addition to our heavy airframe maintenance and modification services, by providing engineering services, repair and overhaul services on flight surfaces, aircraft components and interiors, we believe that we maintain a competitive advantage in the MR&O market through our ability to ensure that each of the individual parts that need repair or overhaul are completed on a timely basis and to our quality standards. Aviation Sales' customers include commercial passenger airlines, air cargo carriers, aircraft leasing companies and maintenance and repair facilities.

Emphasis on Quality

         All of our MR&O facilities are licensed by the FAA. We emphasize quality and on-time delivery to our customers. We are focused on meeting and exceeding FAA requirements. As industry, regulatory and public awareness have focused on safety, our ability to meet and exceed these requirements on a consistent basis has become important to customers.

Airline Consolidation

         During 2000, the trend toward consolidation in the airline industry continued, as many of the major commercial airlines and cargo carriers moved toward execution of mergers, acquisitions and enhancement of affiliations with other carriers. We believe that these events could have a positive impact on the maintenance and repair market as additional maintenance services related to integration of fleet types may be outsourced to third parties such as Aviation Sales. We also believe that fleet integration will likely create opportunities for aircraft modification and engineering services.

OPERATIONS

         Our core business is the providing of maintenance, repair and overhaul services for aircraft and aircraft components.

         Since our customers consist of airlines, aircraft leasing companies, and maintenance and repair facilities that service airlines and redistributors of aircraft parts, economic factors affecting the airline industry tend to impact our business. When economic factors adversely affect the airline industry, they tend to reduce the overall demand for aircraft maintenance and repair services, causing downward pressure on pricing and increasing the credit risks associated with doing business within the industry. Additionally, the price of fuel affects the aircraft maintenance and repair markets, since older aircraft, which consume more fuel and which account for most of our aircraft maintenance and repair business, become less viable as the price of fuel increases. We cannot assure you that economic and other factors which have affected the airline market in the past and may affect the airline industry in the future will not adversely impact our business, financial condition or results of operations.

         During 2000, the market for maintenance and repair services was impacted by rising fuel cost, increased capacity of competitors, changes in fleet mix by some airlines, interest rates and other factors. These factors caused certain airlines and other carriers to reduce the volume of services to be outsourced to third party providers such as Aviation Sales. This has resulted in excess capacity among many of the maintenance and repair service providers, which has caused pricing pressures to maintain market share. The Company has been able to substantially maintain its relative market share by continuing to focus on quality service, turn time and by expanding its array of services including increased opportunities in aircraft modification and engineering services and by, where necessary, offering price concessions and fixed prices for certain services.

         Aircraft Heavy Maintenance

         We perform maintenance, repair and modification services on aircraft at TIMCO's five repair stations in Greensboro, North Carolina, Lake City, Florida, Winston Salem, North Carolina, Macon, Georgia, and Oscoda, Michigan (the Oscoda, Michigan airframe facility was temporarily closed in March 2001). The services we offer principally consist of "C" and "D" level maintenance checks and the modification of passenger aircrafts to freighter configurations. "C" and "D" checks each involve a different degree of inspection, and the services performed at each level vary depending upon the individual aircraft operator's FAA-approved maintenance program. "C" and "D" level checks are comprehensive checks and usually take a minimum of several weeks to complete, depending upon the scope of the work to be performed.

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

         o        replace windows with metal plugs;

         o        fabricate and install the cargo doors; and

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

         Component Repair and Overhaul Services

         We provide repair and overhaul services at our three FAA-licensed repair stations. Aerocell specializes in the maintenance, repair and overhaul of airframe components, including flight surfaces, doors, fairing panels, nacelle systems and exhaust systems. Caribe Aviation specializes in the maintenance, repair and overhaul of hydraulic, pneumatic, electrical and electromagnetic aircraft components, as well as avionics and instruments on Airbus and Boeing aircraft. Aircraft Interior Design refurbishes aircraft interior components, including passenger and crew seats. Timco Engine Center refurbishes JT8D engines.

         Engineering Services

         Our engineering services group provides integrated aircraft engineering, including aircraft certification, design and approval of modifications to aircraft systems and structures, for customers of our heavy aircraft maintenance operations, and for airlines, leasing companies and aerospace original equipment manufacturers.

         Joint Venture to Convert 727 Aircraft

         We own a 50% interest in a joint venture which has an STC for conversion of Boeing 727 aircraft which is fully compliant with FAA regulations and requirements for aftermarket aircraft cargo conversions. We manufacture the kits required to complete conversions of the aircraft based upon the STC, and we operate one of the aircraft maintenance facilities which has been licensed by the joint venture to install the kits on passenger aircraft being converted to cargo configuration.

MANAGEMENT INFORMATION SYSTEMS

         During 1999, we implemented new management information systems in several of our maintenance, repair and overhaul operations. These systems provide access to and improved timeliness of information which can be used in the management of these operations. Currently, we operate our business using two decentralized, network based systems. Each system is fully integrated in regards to the respective business unit. One system is utilized in the operation of our heavy airframe maintenance and modification business. The other system is used at each of our component MR&O businesses. Due to the investments which were made in 1999 in developing and maintaining these systems, we do not currently anticipate that any significant systems related capital expenditures will be required during 2001.

COMPETITION

         The airline industry and the markets for our products and services are extremely competitive, and we face competition from a number of sources. Our competitors include airline and aircraft service companies, and other companies providing maintenance, repair and overhaul services. Some of our competitors have substantially greater financial and other resources than us. We cannot assure you that competitive pressures will not materially adversely affect our business, financial condition or results of operations. In the maintenance and repair market, our major competitors are B.F. Goodrich, Dee Howard Company and ST Mobile Aerospace Engineering, Inc.

GOVERNMENT REGULATION

         The aviation industry is highly regulated by the FAA in the United States and by similar agencies in other countries. We must be certified by the FAA, and in some cases authorized by the original equipment manufacturers, in order to repair aircraft components and to perform maintenance and repair services on aircraft.

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

         We cannot assure you that new and more stringent government regulations will not be adopted in the future or that any such new regulations, if enacted, will not materially adversely affect our business, financial condition or results of operations.

         Further, our operations are also subject to a variety of worker and community safety laws. In the United States, the Occupational Safety and Health Act mandates general requirements for safe workplaces for all employees. Specific safety standards have been promulgated for workplaces engaged in the treatment, disposal or storage of hazardous waste. We believe that our operations are in material compliance with health and safety requirements under the Occupational Safety and Health Act.

PRODUCT LIABILITY

         Our business exposes us to possible claims for personal injury or death which may result from the failure of an aircraft or aircraft part repaired or maintained by us or from our negligence in the repair or maintenance of an aircraft or an aircraft part. While we maintain what we believe to be adequate liability insurance to protect us from claims of this type, based on our review of the insurance coverages maintained by similar companies in our industry, we cannot assure you that claims will not arise in the future or that our insurance coverage will be adequate. Additionally, there can be no assurance that insurance coverages can be maintained in the future at an acceptable cost. Any liability of this type not covered by insurance could materially adversely affect our business financial condition or results of operations.

EMPLOYEES

         As of December 31, 2000, we employed approximately 3,800 persons. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

ITEM 2.  PROPERTIES

         Our executive offices are located in Miramar, Florida. Our interest in both our owned and leased facilities are pledged to our senior lenders as collateral for amounts borrowed. See Note 11 to Consolidated Financial Statements. The following table identifies, as of December 31, 2000, our principal properties:

------------------------------------- -------------------------------- ------------------------- --------------------
FACILITY DESCRIPTION                  LOCATION                         SQUARE FOOTAGE            OWNED OR
                                                                                                 LEASED
------------------------------------- -------------------------------- ------------------------- --------------------
Office and Warehouse                  Miramar, FL                       545,000                   Leased (1)
------------------------------------- -------------------------------- ------------------------- --------------------
Office and Maintenance                Miramar, FL                        85,000                   Leased  (2)
------------------------------------- -------------------------------- ------------------------- --------------------
Office and Aircraft Maintenance       Greensboro, NC                    910,000                   Leased
------------------------------------- -------------------------------- ------------------------- --------------------
Office and Aircraft Maintenance       Lake City, FL                     650,000                   Leased
------------------------------------- -------------------------------- ------------------------- --------------------
Office and Aircraft Maintenance       Oscoda, MI                        396,000                   Leased (4)
------------------------------------- -------------------------------- ------------------------- --------------------
Office and Maintenance                Hot Springs, AK                   260,000                   Owned
------------------------------------- -------------------------------- ------------------------- --------------------
Office and Aircraft Maintenance       Winston-Salem, NC                 250,000                   Leased
------------------------------------- -------------------------------- ------------------------- --------------------
Office and Aircraft Maintenance       Macon, GA                         140,000                   Leased
------------------------------------- -------------------------------- ------------------------- --------------------
Office and Maintenance                Dallas, TX                         80,000                   Owned
------------------------------------- -------------------------------- ------------------------- --------------------
Office and Maintenance                Miami, FL                          55,000                   Leased (5)(6)
------------------------------------- -------------------------------- ------------------------- --------------------
Office and Maintenance                Minneapolis, MN                    34,000                   Leased (5)
------------------------------------- -------------------------------- ------------------------- --------------------
Office and Maintenance                Miami, FL                          30,000                   Leased (5)(6)
------------------------------------- -------------------------------- ------------------------- --------------------
Warehouse                             Pearland, TX                      100,000                   Owned (1)
------------------------------------- -------------------------------- ------------------------- --------------------
Warehouse                             Covington, KY                      38,200                   Owned (3)
------------------------------------- -------------------------------- ------------------------- --------------------

(1)      Currently subleased to Kellstrom Industries, Inc.
(2)      Our corporate headquarters is currently located at this facility.
(3)      Leased to Barnes Group Inc. through April 30, 2001.
(4)      Airframe maintenance facility has been closed on a temporary basis; engine repair facility is currently operating.
(5)      These facilities have either been closed or are in the process of being closed.
(6)      These facilities are leased from a related party. See Note 8 to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

PENDING LAWSUITS AND INVESTIGATIONS

         Several lawsuits have been filed against us and certain of our current and former officers and directors, and our auditors, in the United States District Court for the Southern District of Florida. These suits have now been consolidated into a single lawsuit. The amended consolidated complaint, which was filed in September 2000, alleges violations of Sections 11 and 15 of the Securities Act of 1933 in connection with our June 1999 public offering, and alleges violations of Sections 10(b) and 20(a) of, and Rule 10b-5 under, the Securities Exchange Act of 1934. Among other matters, the amended complaint alleges that our reported financial results were materially misleading and violated generally accepted accounting principles. The amended complaint seeks damages and certification of two classes, one consisting of purchasers of our common stock in the June 1999 public offering and one consisting of purchasers of our common stock during the period between March 26, 1998 and January 28, 2000.

         We have filed a motion to dismiss the claims in the consolidated lawsuit. We believe that the allegations contained in the complaint are without merit and we intend to vigorously defend this and any related actions. Nevertheless, unfavorable resolution of this lawsuit could have a material adverse effect on us.

         The U.S. Securities and Exchange Commission is conducting an inquiry into our accounting for certain transactions. We are cooperating with the SEC in its inquiry.

         On January 8, 1999, Paine Webber Incorporated filed in the Supreme Court of the State of New York a complaint against us and our subsidiary, Whitehall Corporation, alleging breach of contract claims and related claims against us and Whitehall and a tortious interference with a contract claim against us. In December 2000, we settled this lawsuit for a non-material amount.

         On June 24, 1998, Zantop International Airlines, Inc. filed an action against Aero Corp.-Macon, Inc. (which is now part of TIMCO) in the Superior Court of Bibb County, Georgia. The suit sought an unspecified amount of damages and certain equitable relief arising out of the July 1997 sale to Aero Corp.-Macon, Inc. (then a subsidiary of Whitehall) of certain assets used in connection with the operation of Aero Corp.-Macon, Inc. The nature of the action involved a contractual dispute relative to certain purchase price adjustments and inventory purchases. During 2000, we settled this matter for a non-material amount.

         We are also involved in various lawsuits and other contingencies arising out of operations in the normal course of business. In the opinion of management, the ultimate resolution of these claims and lawsuits will not have a material adverse effect upon our business financial position or results of operations.

ENVIRONMENTAL MATTERS

         We are taking remedial action pursuant to Environmental Protection Agency and Florida Department of Environmental Protection ("FDEP") regulations at TIMCO-Lake City. Ongoing testing is being performed and new information is being gathered to continually assess the impact upon us and the magnitude of required remediation efforts. Based upon the most recent cost estimates provided by environmental consultants, we believe that the total remaining testing, remediation and compliance costs for this facility will be approximately $1.4 million. Testing and evaluation for all known sites on TIMCO-Lake City's property is substantially complete and we have commenced a remediation program at several sites. We are currently monitoring the remediation, which will extend into the future. Based on current testing, technology, environmental law and clean-up experience to date, we believe that we have established an accrual for our best estimate of the probable liabilities associated with our current remediation strategies. To comply with the financial assurances required by the FDEP, we have issued a $1.4 million standby letter of credit in favor of the FDEP.

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

         Accrued expenses in our financial statements at December 31, 2000 include $1.7 million relating to obligations to remediate all of the environmental matters described above.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We did not hold a meeting of stockholders in 2000. We intend to hold a joint 2000-2001 annual meeting of stockholders in 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The following information relates to our common stock, par value $.001 per share (the "Common Stock"), which currently is listed on the New York Stock Exchange under the symbol "AVS." At March 30, 2001, there were approximately 500 stockholders of record of our Common Stock. The foregoing number does not include beneficial holders of our common stock. The high and low last sales prices of our Common Stock for each quarter during our two most recent fiscal years and the current fiscal year through a recent date, as reported by the New York Stock Exchange, are set forth below:

                                                  HIGH              LOW
                                                  ----              ---
         1999
         ----
         First Quarter                           $47.31            $37.00
         Second Quarter                           46.13             35.94
         Third Quarter                            43.94             18.25
         Fourth Quarter                           18.56             13.69

         2000
         ----
         First Quarter                           $ 6.94            $ 6.31
         Second Quarter                            6.19              5.69
         Third Quarter                             5.25              5.12
         Fourth Quarter                            2.56              2.31

         2001
         ----
         First Quarter                           $ 4.75            $ 2.63
         Second Quarter (to 4/12/01)               4.07              3.12

         We did not declare any cash dividends during the year ended December 31, 2000. See Note 7 to Consolidated Financial Statements for information concerning restrictions contained in our credit agreements regarding the payment of dividends and Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES.

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

         In March 2000, we entered into a standstill agreement with LJH Corporation, a stockholder in our company currently owning approximately 27% of our outstanding common stock, which is wholly owned by Lacy Harber, and with Mr. Harber, that limits for a period of five years the number of shares of our common stock that Mr. Harber and LJH (together) are authorized to acquire. We amended our agreement with LJH and Mr. Harber in November 2000. The agreement, as amended, permits Mr. Harber and LJH (together) to acquire beneficial ownership of up to 30% of our outstanding shares. The agreement, as amended, also permits Mr. Harber and LJH (together) to nominate one candidate for election to our Board of Directors for so long as Mr. Harber and LJH (together) own at least 8% of our outstanding shares. Mr. Harber and LJH have also agreed not to engage in certain activities without approval of a majority of the disinterested members of our Board of Directors. We have amended the Stockholders' Rights Plan so that it is consistent with our agreement, as amended, with Mr. Harber and LJH.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table represents our selected consolidated financial information. The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and notes thereto and
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS which contains a description of the factors that materially affect the comparability from period to period of the information presented herein. Operating results from continuing operations reflect the results of operations from our MR & O and leasing operations, including the preacquisition operations for all periods presented of Whitehall Corporation and the pre-acquisition operations of Aerocell Structures for 1997.

                                                           YEAR ENDED DECEMBER 31,
                                              -------------------------------------------------------
                                                1996       1997       1998        1999         2000
                                              --------   --------   --------   ---------    ---------
                                                      (in thousands, except per share data)
STATEMENT OF INCOME DATA:
Operating revenues                            $ 76,047   $ 98,327   $184,448   $ 371,753    $ 338,077
Cost of sales                                   60,215     79,572    141,569     307,944      353,331
                                              --------   --------   --------   ---------    ---------
  Gross profit (loss)                           15,832     18,755     42,879      63,809      (15,254)
Operating expenses                               6,052     20,179     17,721      41,774       74,580
                                              --------   --------   --------   ---------    ---------
  Income (loss) from operations                  9,780     (1,424)    25,158      22,035      (89,834)

Interest expense and other                        (400)     5,623     13,699      17,322       21,272
                                              --------   --------   --------   ---------    ---------
  Income (loss) before income taxes, equity
    income of affiliate and discontinued
    operations                                  10,180     (7,047)    11,459       4,713     (111,106)
Income tax expense                               3,817     (4,179)     4,281       3,004        4,810
                                              --------   --------   --------   ---------    ---------
  Income (loss) before equity income of
    affiliate and discontinued operations        6,363     (2,868)     7,178       1,709     (115,916)
Equity income of affiliate                         255        139      1,356       1,289           43
                                              --------   --------   --------   ---------    ---------
  Income (loss) from continuing operations       6,618     (3,007)     8,534       2,998     (115,873)

Discontinued operations, net of income
    taxes                                        6,166      7,850     16,959     (24,721)     (95,757)
                                              --------   --------   --------   ---------    ---------
  Net income (loss)                           $ 12,784   $  4,843   $ 25,493   $ (21,723)   $(211,630)
                                              ========   ========   ========   =========    =========
Basic Earnings (Loss) Per Share:
  Income (loss) from continuing operations    $   0.62   $  (0.25)  $   0.70   $    0.22    $   (7.72)
  Income (loss) from discontinued operations      0.58       0.64       1.38       (1.78)       (6.37)
                                              --------   --------   --------   ---------    ---------
  Net income (loss)                           $   1.20   $   0.39   $   2.08   $   (1.56)   $  (14.09)
                                              ========   ========   ========   =========    =========
Diluted Earnings (Loss) Per Share:
  Income (loss) from continuing operations    $   0.61   $  (0.25)  $   0.68   $    0.21    $   (7.72)
  Income (loss) from discontinued operations      0.57       0.64       1.34       (1.77)       (6.37)
                                              --------   --------   --------   ---------    ---------
  Net income (loss)                           $   1.18   $   0.39   $   2.02   $   (1.56)   $  (14.09)
                                              ========   ========   ========   =========    =========
                                                                   AS OF DECEMBER 31,
                                              -------------------------------------------------------
BALANCE SHEET DATA                              1996       1997       1998        1999         2000
                                              --------   --------   --------   ---------    ---------
Accounts receivable                           $ 18,461   $ 20,672   $ 50,027   $  91,926    $  67,558
Inventories                                      6,440      9,101     61,462      90,145       53,115
Working capital                                 18,822    (78,531)   (82,465)    (72,846)      24,673
Total assets                                   118,502    303,110    560,331     710,875      300,611
Total debt                                      34,651    165,802    366,176     442,964      220,861
Stockholders' equity                           115,896    121,280    154,298     218,522        6,892

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RECENT DEVELOPMENTS

         At the present time, we are actively considering selling one or more of our operations in order to obtain additional working capital to support our core airframe maintenance operations and to continue to reduce our debt. We may also sell securities for the same purpose. No agreements have been reached in regard to any sales of assets or securities.

         We believe that we will meet our working capital requirements during 2001 from funds available under our revolving credit agreement, from our operations and from sales of one or more of our operations, individual assets or our securities. However, there can be no assurance of this fact. Because of our current financial situation, our auditors have included a going concern qualification in their audit report regarding our 2000 financial statements.

         In December 2000, we completed the sale of our Dixie Aerospace Bearings new parts distribution operation. In the transaction, we received net aggregate consideration of $17.7 million inclusive of debt assumed by the purchaser. The net cash proceeds from the sale, which approximated $13.5 million, were used to reduce our outstanding senior debt. Also, as part of the transaction, we retained certain accounts receivable and inventories. Such retained assets are being sold and collected pursuant to consignment and collection agreements executed with the purchaser. We anticipate that the liquidation of these assets will provide additional consideration as these receivables are collected and inventory is sold. During the year ended December 31, 2000, we recorded a charge of $5.8 million to reduce the carrying value of our investment in our new parts distribution operations to its estimated net realizable value.

         In December 2000, we completed the sale of substantially all of the assets and business of our redistribution operation in a series of transactions with Kellstrom Industries, Inc. intended to constitute a single transaction (the "Transaction"). The aggregate purchase price received in the Transaction was $156.4 million, approximately $127.0 million of which was paid in cash ($122.0 million after payment of transaction expenses). The net proceeds of the Transaction were used to repay senior debt. As part of the Transaction, we acquired a 50% interest in a limited liability company, KAV Inventory, LLC ("KAV") organized by the purchaser and us. Substantially all of the aircraft and engine spare parts inventory and the engine inventory of our redistribution operation, as well as certain rotable parts inventories from two of our MR&O operations, were sold to KAV for 89% of the closing date book value of such inventory ($148.6 million, subject to post-closing adjustments). Compensation for the sale of inventory was comprised of cash of approximately $105.5 million and two subordinated notes, each in the principal amount of $13.7 million (see below for a description of the purchase of one of these notes) and one subordinated note in the principal amount of $15.7 million. The notes bear interest at 14% per annum and are subordinated in all respects to the KAV institutional financing. In addition, we posted an $8.5 million letter of credit to secure, in part, KAV's institutional financing. Further, we and the purchaser each paid $2.3 million of KAV's fees and expenses relating to its institutional financing. We will receive reimbursement of these amounts after KAV has repaid its institutional financing.

         KAV's sole business is the liquidation of the inventory it acquired from us. KAV entered into an agreement to consign all of its inventories to purchaser. The Transaction agreement specifies that all of the proceeds from sales of the inventory, less a consignment commission to the purchaser of 20%, will be used to pay interest and principal on KAV's institutional debt. After the institutional debt is paid in full, proceeds from the sale of inventory will be used to reimburse certain advances we and the purchaser made to KAV to allow it to pay fees and costs relating to its institutional financing and thereafter to pay interest and principal on the two $13.7 million notes. Interest and principal on the $15.7 million note will be paid from the remaining proceeds from the sale of inventory, less a 35% consignment commission to the purchaser. Management believes the total amount of the notes of $29.4 million will be fully realized. Interest income on the notes will be deferred and recognized as collected following collection of all outstanding principal amounts. The projections of cash distributions to us are highly dependent upon the timing of the sales and the sale prices obtained by the purchaser for KAV's inventory.

         The second component of the Transaction consisted of a sale of certain non-inventory assets of the redistribution operation including one of the $13.7 million subordinated notes described above, net of certain payables assumed by the purchaser, for approximately $21.5 million. Under the terms of the Transaction, the purchaser has the right after one year from the date of the Transaction to require us to repurchase receivables sold in accordance with the Transaction to the extent they remain uncollected. As of February 28, 2001, $9.7 million of receivables sold pursuant to the Transaction had not been collected by the purchaser. In addition, the purchase price for the sale of inventory and non-inventory assets is subject to post-closing adjustments as set forth in the agreements. The purchaser has indicated that post-closing adjustments would result in a reduction in the aggregate consideration received pursuant to the Transaction of approximately $4.5 million. We have notified the purchaser of our intention to dispute their calculation of post-closing adjustments and the proposed reduction in consideration. While there can be no assurance, we do not believe that the resolution of this dispute will have a material impact on our financial position or future results of operations. During the year ended December 31, 2000, we recorded a charge of $56.7 million, including $20.4 million in the quarter ended December 31, 2000, to reduce the carrying value of our investment in the redistribution operation to its estimated net realizable value.

         In addition, as part of the sale of the redistribution operation, the purchaser leased a facility and certain furniture, fixtures and equipment used in the redistribution operations for a one-year period. The purchaser has an option to acquire these assets during the term of the lease and after one year we have an option to require the purchaser to acquire the assets, which can be extended by the purchaser for six months under certain circumstances. We also entered into a sublease agreement relating to the redistribution operation's warehouse and corporate headquarters facility for a five-year period with the right to renew for five consecutive five-year periods at a market rental rate. We also entered into a non-competition agreement whereby we are restricted from engaging in the redistribution business for a period of up to five years. In addition, we entered into a cooperation agreement under which we agreed to provide repair services for the KAV parts inventory and the purchaser's parts inventory and the purchaser agreed to supply parts to our MR&O operations.

         In September 2000, we completed the sale of substantially all of the assets of our manufacturing operations for $41.0 million, excluding transaction expenses and possible post-closing adjustments. The proceeds of the sale were used to repay senior debt. During the year ended December 31, 2000, we recorded a charge of $9.8 million to reduce the carrying value of our investment in the manufacturing operations to its estimated net realizable value.

         In July 2000, we executed agreements to sell three of the A-300 aircraft which we owned for $12.0 million each. The sales closed on August 15, 2000 (with respect to the first aircraft), September 15, 2000 (with respect to the second aircraft) and September 30, 2000 (with respect to the third aircraft). During the year ended December 31, 2000, we recorded a charge to cost of sales of $6.6 million in connection with the sale of these aircraft.

         Effective May 31, 2000, our Credit Facility was amended and we made further modifications effective June 25, 2000, September 30, 2000, November 28, 2000, February 14, 2001 and April 17, 2001. In conjunction with the amendments and modifications of the Credit Facility during 2000, we paid total bank fees of $10.6 million. As of April 17, 2001, we effectively have a $75.0 million revolving loan and letter of credit facility which expires in July 2002. The Credit Facility bears interest, at our option, at the prime rate plus 3.0% or LIBOR plus 4.5%. At March 31, 2001, $36.1 million was outstanding under the credit facility, $30.1 million of letters of credit were outstanding under the credit facility and $2.2 million was available for borrowings based on applicable borrowing base formulas. We also had outstanding $25.5 million of senior term loan debt due in 2002.

         In April 2000, one of our MR&O customers that represents a significant portion of the operations at one of our MR&O facilities filed bankruptcy. Although the customer has continued to make payments for post-petition services, we have recorded a charge of $9.5 million during the year ended December 31, 2000 to provide a reserve for the estimated recovery of accounts receivable balances. This charge is reflected in operating expenses in the accompanying consolidated statement of income for the year ended December 31, 2000.

         As a result, in part, of the anticipated reduced volume of services to be provided to the customer which filed for bankruptcy as referred to above and in an effort to reduce operating expenses, in March 2001 we temporarily closed our Oscoda, Michigan heavy airframe maintenance facility and reduced headcount at certain of our other MR&O facilities. We also consolidated our Aircraft Interior Design operation into a single facility in Dallas, Texas. These initiatives, which reduced our total headcount by approximately 400, are expected to reduce our operating expenses by approximately $12.0 million on an annual basis. As a result of the temporary closing of the Oscoda, Michigan facility, we recorded a charge of $7.8 million in operating expenses relating to the write-off of goodwill and contract costs associated with the acquisition of this facility.

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

         o        competition from other third party MR&O service providers,

         o the number of airline customers seeking repair services at any time,

         o the impact of fixed pricing on gross margins and our ability to accurately project our costs in a dynamic environment,

         o our ability to fully utilize our hangar space dedicated to maintenance and repair services,

         o the volume and timing for 727 cargo conversions and the impact during future periods on airline use of both the 727 fleet type and JT8D engines (both of which are older models) as a result of increased fuel costs and interest rates,

         o our ability to attract and retain a sufficient number of mechanics to perform the maintenance, overhaul and repair services requested by our customers, and

         o the timeliness of customer aircraft arriving for scheduled maintenance.

         Large portions of our operating expenses are relatively fixed. Since we typically do not obtain long-term commitments from our customers, we must anticipate the future volume of orders based upon the historic patterns of our customers and upon discussions with our customers as to their future requirements. Cancellations, reductions or delays in orders by a customer or group of customers could have a material adverse effect on our business, financial condition and results of operations.

         In connection with our preparation of our 1999 financial statements, we identified several transactions in our redistribution operation (which was sold in December 2000 and is part of our discontinued operations), that, after review, should not have been recorded as revenues in our books and records. Based upon these findings, in early February 2000, our Board of Directors organized a special committee to review certain matters relating to our sales and accounting practices. This process resulted in actions being taken to ensure that these matters do not reoccur in the future.

         In connection with the completion of our 1999 financial statements, we concluded that seven 1999 transactions and one 1998 transaction arising in our redistribution operation should have been accounted for as exchange transactions rather than as sales. We also concluded that an additional seven 1999 transactions arising in our redistribution operation should not have been recorded as sales due to certain contingencies associated with the transactions which had not been resolved at the date of the sales. The 1999 transactions aggregated $32.7 million in revenue and $7.3 million in gross profit (4.8% and 6.5% of 1999 revenues and gross profit). The 1998 transaction aggregated $12.8 million in sales and $3.1 million of gross profit (2.6% and 2.5% of 1998 revenue and gross profit). Our 1999 results of operations as reported included the impact of these transactions. We have determined that the 1998 transaction was not material to our previously reported 1998 results.

Year Ended December 31, 1999 Compared to Year Ended December 31, 2000
---------------------------------------------------------------------

The following tables set forth certain information relating to our operations for the periods indicated:

                                                                  1999                           2000
                                                        -------------------------      -----------------------
                                                            $               %              $              %
                                                        ---------      ----------      ---------        ------
                                                                          (Dollars in Thousands)
Operating revenues:
  Sales, net                                            $ 359,956           96.8%      $ 333,289         98.6%
  Other                                                    11,797            3.2%          4,788          1.4%
                                                        ---------      ----------      ---------        ------
    Total operating revenues                              371,753          100.0%        338,077        100.0%
Cost of sales and services                                307,944           82.8%        353,331        104.5%
                                                        ---------      ----------      ---------        ------
  Gross profit (loss)                                      63,809           17.2%        (15,254)        (4.5%)
Operating expenses                                         41,774           11.2%         74,580         22.1%
                                                        ---------      ----------      ---------        ------
  Income (loss) from operations                            22,035            6.0%        (89,834)       (26.6%)
Interest expense and other                                 17,322            4.7%         21,272          6.3%
                                                        ---------      ----------      ---------        ------
 Income (loss) before income taxes, equity
    income of affiliates and discontinued operations        4,713            1.3%       (111,106)       (32.9%)
Income tax expense                                          3,004            0.8%          4,810          1.4%
                                                        ---------      ----------      ---------        ------
  Income (loss) before equity income of
    affiliates and discontinued operations                  1,709            0.5%       (115,916)       (34.3%)
Equity income of affiliates                                 1,289            0.3%             43           --
                                                        ---------      ----------      ---------        ------
  Income (loss) from continuing operations                  2,998            0.8%       (115,873)       (34.3%)
Discontinued operations, net of income
    taxes                                                 (24,721)          (6.6%)       (95,757)       (28.3%)
                                                        ---------      ----------      ---------        ------
  Net loss                                              $ (21,723)          (5.8%)     $(211,630)       (62.6%)
                                                        =========      ==========      =========        ======

         Operating results from continuing operations reflect the results of operations of our MR&O and leasing operations. Operating revenues for the year ended December 31, 2000, decreased $33.7 million, or 9.1%, to $338.1 million, from $371.8 million for the same period in 1999. As discussed herein, operating revenues in 2000 were negatively impacted by a reduced volume of orders received from existing customers due to concerns over the status of our credit facility and our financial stability, and a reduction in market opportunities caused by several airline customers delaying or deferring maintenance in an effort to reduce costs. Revenues were also affected by increased competition that spread outsourced aircraft maintenance among a larger group of providers, which caused us to give various price concessions and fixed pricing in order to retain customers. In addition, revenues from our leasing operation decreased $13.0 million from period to period, due to a significant reduction in leased assets and sales of leased assets in 1999, which did not recur in 2000.

         Gross profit decreased $79.1 million, or 123.9%, to a loss of $15.3 million for the year ended December 31, 2000, compared with a profit of $63.8 million for the year ended December 31, 1999. As discussed below, gross profit for the year ended December 31, 1999 included charges related to the carrying value of our inventory and aircraft that we owned totaling $12.7 million. Gross profit for the year ended December 31, 2000 was negatively impacted by a charge recorded in the second quarter of 2000 of $6.6 million relating to the disposition of the three A-300 aircraft which were sold during August and September 2000. Additionally, due to our continuing efforts to reduce our debt through sales of our assets, we recorded a charge of $4.9 million in the year ended December 31, 2000 to reduce the carrying value of certain equipment on lease and inventory (including the A-300 aircraft we continue to own) to an amount estimated to be recoverable through the sale of such assets. We further recorded a charge of $3.0 million relating to inventory which was scrapped in connection with the move of one of our MR&O operations, Aircraft Interior Design, from Florida to Texas. We also experienced a decrease in gross profit from our leasing operations, due to a reduction in our investment in leased assets and sales of leased assets in 1999, which did not recur in 2000.

         Gross profit as a percentage of operating revenues decreased to (4.5)% for the year ended December 31, 2000, from 17.2% for the year ended December 31, 1999. In addition to the items discussed above, gross profit for the year ended December 31, 2000 was also negatively impacted by inefficiencies and reductions in gross profits realized as a result of delays in the timing of orders being placed into service, a reduced volume of orders received from existing and potential customers due to concerns which existed over the status of our credit facility and our financial stability, and a reduction in market opportunities caused by several airline customers' decision to defer aircraft or aircraft component maintenance in an effort to reduce costs due to higher fuel prices and interest rates. Also, due to our primarily fixed cost structure, excess capacity in our airframe maintenance facilities resulted in reduced realization and gross profit. Lastly, gross profit was negatively impacted by the effects of price concessions and fixed pricing in the dynamic competitive environment that we experienced in 2000. Our operating results for the year ended December 31, 2000 were significantly adversely affected by these factors. While there can be no assurances, we believe these concerns have been reduced as a result of the execution of an amended credit facility, the closing of our Oscoda, Michigan heavy airframe maintenance facility, our recent headcount reductions and the previously announced transactions involving sales of our assets to reduce our debt, all as described above.

         Operating expenses increased $32.8 million or 78.5% to $74.6 million for the year ended December 31, 2000, compared with $41.8 million for the year ended December 31, 1999. Operating expenses as a percentage of operating revenues were 22.1% for the year ended December 31, 2000, compared to 11.2% for the year ended December 31, 1999. As discussed below, operating expenses for the year ended December 31, 1999 included non-recurring charges of $5.3 million. Operating expenses in 2000 were affected by increased costs associated with the operation of new facilities opened during 1999. They were also affected by a $2.0 million increase in professional fees during 2000 compared to 1999, relating primarily to the completion of our 1999 audit and the refinancing and amendments to our credit facility, and a charge of $22.3 million relating to bad debt reserves recorded against certain major customers, including accounts receivable relating to a customer which filed for bankruptcy protection in 2000 and maintenance performed on an aircraft for a customer that recently ceased operation. In addition, during 2000 we recorded a non-cash charge of $7.8 million relating to the write-off of goodwill and contract costs associated with the temporary closure of one of our MR&O facilities, as described above. Operating expenses were also negatively impacted by costs associated with the move to new facilities during the third quarter of 2000 of two of our MR&O operations, Caribe Aviation and Aircraft Interior Design.

         Interest expense and other from continuing operations for the year ended December 31, 2000 increased by $4.0 million or 22.8% to $21.3 million, from $17.3 million for the year ended December 31, 1999. The increase was due, in part, to our recording a loss of $0.9 million in connection with the disposition of the AvAero joint venture. Additionally, we paid bank fees of $10.6 million during the year ended December 31, 2000. Total amortization of bank fees, including bank fees attributable to discontinued operations, for the year ended December 31, 2000 was $13.7 million. Interest expense relating to continuing operations for the year ended December 31, 2000 was $20.3 million, compared to $18.6 million for the year ended December 31, 1999. Cash interest due in 2001 includes an aggregate of $13.4 million in interest due on our outstanding senior subordinated notes, and annualized current interest on amounts due under our senior credit facilities of approximately $5.5 million.

         In addition, we were not in compliance with the financial covenants under our credit facility as of December 31, 1999 and March 31, 2000. As a result, during the first quarter of 2000, we entered into a standstill agreement with our lenders under which they agreed to forbear in regards to these covenant violations and other matters. Under the terms of the standstill agreements, our interest rate was increased by 2%. We were also required to pay substantial financing fees ($1.5 million) that were expensed over the term of the original standstill agreement, which expired on March 31, 2000 and an additional $1.5 million that related to a further extension of the standstill agreement through May 31, 2000 which were expensed during the second quarter of 2000. In connection with the May 31, 2000 amendment of the credit facility, we paid additional bank fees of $3.8 million, which are being amortized over the term of the facility which expires in July 2002, and we committed to pay an additional $2.0 million in fees in 2001 if the credit agreement has not been refinanced by that date. In connection with the amendment to the credit facility which became effective June 25, 2000, we paid fees of $2.2 million, which are being amortized between July 1, 2000 and June 30, 2002.

         As a result of the above factors, income (loss) before income taxes, equity income of affiliate and discontinued operations for the year ended December 31, 2000 was a loss of $111.1 million, compared to income of $4.7 million for the year ended December 31, 1999.

         Income tax expense increased $1.8 million to $4.8 million for the year ended December 31, 2000, from $3.0 million for the year ended December 31, 1999. Income tax expense for the year ended December 31, 2000 is primarily comprised of state income tax accruals and a provision for a full valuation allowance on our deferred tax assets. These charges are primarily non-cash charges.

         Equity income of affiliate, net of income taxes, decreased $1.2 million for the year ended December 31, 2000 to $0.1 million, from $1.3 million for the same period in 1999. The decrease was attributable to the winding down in the operations of the AvAero joint venture. During the second quarter of 2000, our remaining investment in the joint venture was liquidated resulting in a $0.9 million charge, which is included in interest expense and other.

         For the reasons set forth above, income (loss) from continuing operations for the year ended December 31, 2000 was a loss of $115.9 million ($7.72 per diluted share), compared to income of $3.0 million ($0.21 per diluted share) for the year ended December 31, 1999. Weighted average common and common equivalent shares outstanding (diluted) were 15.0 million during the year ended December 31, 2000, compared to 14.2 million for the year ended December 31, 1999.

         Discontinued operations include the results of operations of our redistribution operation, new parts distribution operation and manufacturing operations, all of which were sold during 2000.

         Income (loss) from discontinued operations for the year ended December 31, 2000 was a loss of $23.4 million, or $1.55 per diluted share, compared to a loss of $24.7 million, or $1.77 per diluted share, for the year ended December 31, 1999. Revenues and gross margin in our redistribution operations decreased during 2000 as a result of our decision to limit purchases of spare aircraft parts commencing at the end of the first quarter of 2000 and our initiative to reduce inventory in our redistribution operations (and use the proceeds from such inventory reductions to repay senior debt). Operating revenues were also negatively impacted during 2000 by customer concerns regarding the status of our credit agreement and financial stability. Operating expenses relating to our redistribution operations also increased as a result of our strategy during 1999 and the beginning of 2000 to continue to grow these operations. During the latter portion of the first quarter of 2000, we restructured our redistribution operations and reduced headcount in that business. Additionally, our redistribution operation experienced an increase in interest expense primarily attributable to the increased debt required to support its operations.

         Results from discontinued operations also include losses on the disposal of the discontinued operations of $72.3 million (or $4.82 per diluted share) for the year ended December 31, 2000. See "Recent Developments" above.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1999
----------------------------------------------------------------------

The following tables set forth certain information relating to our operations for the periods indicated:

                                                        1998                       1999
                                                ---------------------     -----------------------
                                                   $            %             $             %
                                                --------    ---------     ---------     ---------
                                                             (Dollars in Thousands)
Operating revenues:
  Sales, net                                    $177,279         96.1%    $ 359,956          96.8%
  Other                                            7,169          3.9%       11,797           3.2%
                                                --------    ---------     ---------     ---------
    Total operating revenues                     184,448        100.0%      371,753         100.0%
Cost of sales and services                       141,569         76.8%      307,944          82.8%
                                                --------    ---------     ---------     ---------
  Gross profit                                    42,879         23.2%       63,809          17.2%
Operating expenses                                17,721          9.6%       41,774          11.2%
                                                --------    ---------     ---------     ---------
  Income from operations                          25,158         13.6%       22,035           6.0%
Interest expense and other                        13,699          7.5%       17,322           4.7%
                                                --------    ---------     ---------     ---------
  Income before income taxes, equity
    income of affiliates and discontinued
    operations                                    11,459          6.1%        4,713           1.3%
Income tax expense                                 4,281          2.2%        3,004           0.8%
                                                --------    ---------     ---------     ---------
  Income before equity income of
    affiliates and discontinued operations         7,178          3.9%        1,709           0.5%
Equity income of affiliates                        1,356          0.7%        1,289           0.3%
                                                --------    ---------     ---------     ---------
  Income from continuing operations                8,534          4.6%        2,998           0.8%
Discontinued operations, net of income taxes      16,959          9.2%      (24,721)         (6.6%)
                                                --------    ---------     ---------     ---------
  Net income (loss)                             $ 25,493         13.8%    $ (21,723)         (5.8%)
                                                ========    =========     =========     =========

         Revenues for the year ended December 31, 1999 increased $187.4 million or 101.5% to $371.8 million, from $184.4 million for the year ended December 31, 1998. This increase is due primarily to the acquisition of TIMCO in September 1998 which has been accounted for under the purchase method of accounting and therefore is only included in the results of operations from the date of acquisition.

         Gross profit increased $20.9 million or 48.8%, from $42.9 million for the year ended December 31, 1998 to $63.8 million for the year ended December 31, 1999 primarily due to the TIMCO acquisition. Gross profit margin for the year ended December 31, 1999 was 17.2%, a decrease of 6.0% from a gross profit margin of 23.2% for the year ended December 31, 1998. During the fourth quarter of 1999, we recorded a non-recurring reduction in the carrying value of our inventory at December 31, 1999 including a reduction in the carrying value of the four A-300 aircraft which we owned, totaling $12.7 million. Excluding these charges, the gross profit margin for 1999 was 21.5%, compared to 23.2% for 1998. The gross profit margin for our MR&O operations decreased slightly in 1999 due to an increase in labor expenses coupled with increased competition and pressure to maintain level pricing for services. In addition, MR&O gross profit margin decreased slightly due to the increased relative significance of TIMCO, which realizes lower gross profit margins than our other MR&O operations, to our total MR&O operations.

         Operating expenses increased $24.1 million to $41.8 million for the year ended December 31, 1999, compared with $17.7 million for the year ended December 31, 1998. Operating expenses as a percentage of operating revenues were 11.2% for the 1999 fiscal year, compared to 9.6% for 1998. During the fourth quarter of 1999, we recorded a non-recurring primarily non-cash charge of $5.3 million related to an addition to the allowance for doubtful accounts receivable and the write-off of miscellaneous deposits and other assets which have been determined to not be collectible. The remaining increase was primarily attributable to professional fees aggregating approximately $2.0 million relating to several large transactions that were not completed and start up costs associated with the opening of five new facilities during the fiscal year.

         As a result of all of these factors, income from operations was $22.0 million for 1999, compared to $25.2 million for 1998.

         Interest expense and other from continuing operations for the year ended December 31, 1999 increased $3.6 million compared to interest expense for 1998. The increase in interest expense was due to increased interest rates on variable rate debt, coupled with increased net borrowings during 1999 to finance the growth in our MR&O operations, including the acquisition of the assets of Kitty Hawk, Inc.'s maintenance operations and additional substantial investments in facilities, equipment and computer systems to support our operations. During 1999, we opened four new MR&O facilities in addition to the MR&O facilities that we acquired from Kitty Hawk, Inc. We also installed new computer systems in our MR&O operations. Interest expense and other includes a profit of $1.4 million realized in 1999 relating to the sale of real estate.

         Discontinued operations incurred a loss of $24.7 million for the year ended December 31, 1999 compared to a profit of $17.0 million for the year ended December 31, 1998. The variance is primarily attributable to adjustments recorded as of December 31, 1999 to the carrying value of certain assets and other charges totaling approximately $44.4 million. These charges were comprised primarily of an adjustment to the carrying value of redistribution inventory and a write-down of capitalized costs previously expended relating to the development of a new software system which has not been implemented and will not be completed.

         The net loss for the year ended December 31, 1999 was $21.7 million ($1.56 per diluted share), compared to net income of $25.5 million ($2.02 per diluted share) for the year ended December 31, 1998. Weighted average common and common equivalent shares outstanding (diluted) were 14.2 million for the year ended December 31, 1999, compared to 12.6 million for the year ended December 31, 1998. This increase is primarily the result of the public offering of additional common shares that we completed in June 1999 and which resulted in the issuance of 2.3 million additional shares of our common stock.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity

         As noted above, during the third quarter of 2000 we executed agreements and closed on the sale of our manufacturing operations and three of the A-300 aircraft which we owned. The net proceeds from these sales of $74.5 million were used to reduce our senior debt. During the fourth quarter of 2000, we closed on the sale of the redistribution and new parts distribution operations. The net proceeds from these sales of $135.5 million were used to reduce our senior debt.

         As of December 31, 2000, we had outstanding indebtedness of approximately $220.9 million (excluding letters of credit), of which $51.5 million was senior debt and $169.4 million was other indebtedness. As of December 31, 1999, we had $443.0 million of outstanding indebtedness. Our ability to make payments of principal and interest will depend upon our future operating performance, which will be subject to economic, financial, competitive and other factors beyond our control. The level of our indebtedness is also important due to:

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

         In prior years, we relied primarily upon significant borrowings under our credit facility, and sales of our securities, including our senior subordinated notes, to satisfy our funding requirements relating to our acquisitions of several businesses and to finance the growth of our business. During 2000 and 2001 to date, we have relied upon borrowings under our credit facility and the proceeds of term loans obtained, along with the proceeds from our asset sales, to meet our working capital requirements. We cannot assure you that financing alternatives will be available to us in the future to support our existing operations' working capital requirements. We are actively considering selling one or more additional operations or additional securities to meet working capital requirements and to continue to reduce our debt.

         Cash

         Cash and cash equivalents decreased from $21.4 million as of December 31, 1999 to zero as of December 31, 2000. Net cash used in operating activities during the year ended December 31, 2000 and 1999 was $2.7 million and $99.0 million, respectively. The reduction in cash used in operating activities was primarily the result of a reduction in inventory which, as discussed above, relates to our initiative to reduce inventory including the sales of the A-300 aircraft. Inventory decreased $35.5 million during the year ended December 31, 2000, compared to an increase in inventory of $38.0 million during the year ended December 31, 1999. Also contributing to the reduction in cash used in operating activities were reductions in accounts receivables and other current assets due to our efforts to manage our working capital. Cash provided by (used in) investing activities during the year ended December 31, 2000 and 1999 was $163.3 million and $(49.3) million, respectively. Cash provided by investing activities for the year ended December 31, 2000 resulted primarily from the sale of the discontinued operations discussed above and was partially offset by cash used in investing activities primarily related to capital expenditures associated with tooling investments, equipment purchases and leasehold improvements relating to the moves into new facilities of Caribe Aviation and Aircraft Interior Design. Cash provided by (used in) financing activities for the year ended December 31, 2000 $(232.7) million and $174.8 million, respectively. Cash used in financing activities for the year ended December 31, 2000 is primarily comprised of repayments of outstanding notes payable and outstanding indebtedness and deferred financing fees under our credit facility, net of the proceeds of a $15.5 million term loan executed in February 2000.

         Senior Credit Facilities

         Prior to May 31, 2000, we had a revolving loan and letter of credit facility (the "Credit Facility") of $300.0 million with a group of financial institutions. Effective May 31, 2000, the Credit Facility was amended and the commitment was reduced to $285.0 million. Following the liquidation of the AvAero joint venture, and the sales of the A-300 aircraft, manufacturing operations and redistribution operations described above, the commitment was reduced to $88.0 million. We currently have effectively a $75.0 million revolving credit commitment. The Credit Facility expires in July 2002. The Credit Facility was amended on June 25, 2000, September 30, 2000, November 28, 2000, February 14, 2001 and April 17, 2001.

         Interest under the Credit Facility is, at our option, (a) prime plus 3.0%, or (b) LIBOR plus 4.5%. During the year ended December 31, 2000 and 1999, the weighted average interest rate on the Credit Facility was 10.94% and 7.21%, respectively. As of December 31, 2000, and December 31, 1999, the outstanding balance on the Credit Facility was $36.0 million, and $269.6 million, respectively. Borrowings under the Credit Facility are secured by a lien on substantially all of the Company's assets and the borrowing base primarily consists of certain of our receivables and inventory.

         The Credit Facility contains certain financial covenants regarding our financial performance and certain other covenants, including limitations on the amount of annual capital expenditures and the incurrence of additional debt, and provides for the suspension of the Credit Facility and repayment of all debt in the event of a material adverse change in the business or a change in control. In addition, the Credit Facility requires mandatory repayments from the proceeds of a sale of assets or an issuance of equity or debt securities or as a result of insufficient collateral to meet the borrowing base requirements thereunder. To the extent the Credit Facility remains outstanding as of certain dates, we are committed to pay incremental financing fees as follows: June 30, 2001 - $1.0 million, August 14, 2001 - 2% of outstanding commitment less $1.0 million, November 14, 2001 - 2% of outstanding commitment and February 14, 2002 - 2% of outstanding commitment.

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

         In February 2000, we obtained a $15.5 million senior term loan with the financial institution that is agent for the Credit Facility. The proceeds from the term loan were used to repay debt outstanding under the Credit Facility. The term loan was subsequently amended in February and April 2001. The term loan bears interest at 12%, contains financial covenants that are consistent with the Credit Facility and matures in July 2002. Principal payments of $0.5 million per month are due beginning in January 2002 with a final principal payment of $12.0 million due in July 2002. Under the term loan agreement, we also granted warrants to the lender to purchase 129,000 shares of our common stock exercisable for nominal consideration at any time until December 31, 2005. The warrants entitle the holder to require us, subsequent to July 31, 2000 and subject to a vesting schedule, to repurchase the warrants or common shares issued upon prior exercise of the warrants at $8.50 per share.

         In February 2001, we obtained a $10.0 million senior term loan from a financial institution. The term loan bears interest at LIBOR plus 2% and matures in August 2002. The proceeds of the term loan were used to pay the semi-annual interest payment on the senior subordinated notes in February 2001 of $6.7 million and for working capital purposes. In connection with the term loan, we issued warrants to purchase 250,000 shares of our unissued common stock at an exercise price of $4.00 per share to each of four individuals. Of these individuals, one of them is one of our officers and directors, a second is one of our directors and principal stockholders and a third is one of our principal stockholders. Each of these four individuals provided credit support to the financial institution which advanced the term loan proceeds.

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

         The indenture pursuant to which the Notes have been issued (the "Indenture") permits us and our subsidiaries to incur substantial additional indebtedness, including senior debt. Under the Indenture, we may borrow unlimited additional amounts so long as after incurring such debt we meet a fixed charge coverage ratio for the most recent four fiscal quarters. Additionally, the Indenture allows us to borrow and have outstanding additional amounts of indebtedness (even if we do not meet the required fixed charge coverage ratios), up to enumerated limits. We did not meet the fixed charge coverage ratio for the one-year period ended December 31, 2000. Accordingly, our ability to incur additional debt is currently limited under the Indenture. The Notes are also effectively subordinated in right of payment to all existing and future liabilities of any of our subsidiaries that do not guarantee the Notes.

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

         Under the Indenture, if we sell assets (other than inventory in the ordinary course of business or leases or assets subject to leases in the ordinary course of business) with a fair market value in excess of $2.0 million or for net proceeds in excess of $2.0 million, we must comply with certain requirements. First, the sales price must be at least equal to the fair market value of the assets and at least 80% of the sales price must be paid in cash. Second, we must use the proceeds from such asset sales, within 270 days after completion of the sales, to either permanently repay senior debt or acquire other businesses or assets (or, if the proceeds are not used for these purposes, then such proceeds must be used to repurchase senior subordinated notes). Proceeds from the asset sales described above have been used to permanently repay senior debt. Further, if the value of the assets sold exceeds $15 million, our Board of Directors must determine that we are receiving fair market value for the assets sold.

         The Indenture contains certain other covenants that, among other things, limits (as described above) our ability and the ability of our subsidiaries to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, make investments, issue capital stock of subsidiaries, create certain liens securing indebtedness, enter into certain transactions with affiliates, sell assets or enter into certain mergers and consolidations or sell all or substantially all of our assets.

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

         Lease for Miramar Facilities

         During 1998, we decided to move our redistribution operation and one of our MR&O operations to new facilities in Miramar, Florida. On December 17, 1998, we entered into an operating lease for the new facility with First Security Bank, National Association, as trustee of a newly created trust, as lessor. The lease has an initial term of five years and is a triple net lease. The lease contains financial covenants regarding our financial performance and other affirmative and negative covenants. Substantially all of our subsidiaries have guaranteed our obligations under the lease. Additionally, we have an option to acquire the new facility at the end of the lease and, if we do not purchase the new facility at the end of the lease, we will be obligated to pay a fee. Management estimates that the current fair value of the facilities exceeds the Company's purchase option. Accordingly, no fee has been accrued by the Company. We moved our corporate headquarters and redistribution operations into one of the new facilities in April 2000 and one of our MR&O operations, Caribe Aviation, into another building adjacent to the redistribution operations facility during October 2000. In conjunction with the sale of our redistribution operations, we subleased the corporate headquarters and redistribution operation facility to Kellstrom Industries, Inc. for a period of five years with the right to renew for five consecutive five-year periods at a market rental rate. We subsequently moved our corporate headquarters into Caribe's facility.

         The lessor has financed the development of the new facility through a $43.0 million loan from a financial institution. We and substantially all of our subsidiaries have guaranteed the repayment of $37.8 million of the lessor's obligations under its loan agreement. The lessor's obligations under the agreement are secured by a lien on the real property and on the new facility. Further, we have posted an irrevocable letter of credit in favor of the lessor in the amount of $9.0 million to secure both our obligations under the lease and the lessor's obligations under the loan agreement.

         We were not in compliance at December 31, 1999 or March 31, 2000 with certain of the financial covenants contained in the lease agreement. The lessor and its lenders agreed to forbear in regards to these covenant violations and other matters until May 31, 2000. Effective May 31, 2000, the lease agreement was amended in conjunction with the amendment of the Credit Facility. It was subsequently amended effective June 25, 2000, September 30, 2000, November 28, 2000, February 14, 2001 and April 19, 2001. Under the terms of the April 19, 2001 amendment, two shareholders of the Company provided a guarantee in relation to the proceeds to be received from the sale of one of the leased buildings in an amount up to $1.0 million. Such guarantee expires January 2, 2002. As part of the amendment, the lessor has agreed to waive non-compliance with financial covenants, if any, through the period ended December 31, 2001.

         Inflation

         For the years 1998, 1999 and 2000, inflation did not have an impact on our income from operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         The table below provides information about our market sensitive financial instruments and constitutes a "forward-looking statement." Our major market risk exposure is changing interest rates in the United States and fluctuations in the London Interbank Offered Rate. Our policy is to manage interest rates through use of a combination of fixed and floating rate debt. All items described are non-trading. The table below assumes the December 31, 2000 interest rates remain constant (dollars in thousands).

------------------------- ----------- ---------- ---------- --------- -------- ------------- ----------- -------------
                                                                                                           Fair Value
                             2001       2002       2003       2004      2005     Thereafter    Total       December
                                                                                                           31, 2000
------------------------- ----------- ---------- ---------- --------- -------- ------------- ----------- -------------
Long term debt:
------------------------- ----------- ---------- ---------- --------- -------- ------------- ----------- -------------
   Fixed rate debt         $     29    $ 16,498      --         --       --      $164,345     $180,872      $ 82,527
------------------------- ----------- ---------- ---------- --------- -------- ------------- ----------- -------------
   Average interest rate      12.00%      12.00%     --         --       --          8.13%
------------------------- ----------- ---------- ---------- --------- -------- -------------
   Variable rate debt      $ 35,959       --         --         --       --         --        $ 35,959      $ 35,959
------------------------- ----------- ---------- ---------- --------- -------- ------------- ----------- -------------
   Average interest rates     11.31%      --         --         --       --         --
------------------------- ----------- ---------- ---------- --------- -------- -------------


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial information required by Item 8 is included elsewhere in this report (see Part IV, Item 14).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 is hereby incorporated by reference from the Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders, which Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is hereby incorporated by reference from the Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders, which Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is hereby incorporated by reference from the Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders, which Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is hereby incorporated by reference from the Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders, which Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 2000.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (A) The consolidated balance sheets as of December 31, 1999 and December 31, 2000 and the related consolidated statements of operations and stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000 are filed as part of this report:

(1)      Financial Statements                                               PAGE
         --------------------                                               ----

Report of Independent Certified Public Accountants                           F-2
Consolidated Balance Sheets at December 31, 1999 and 2000                    F-3
Consolidated Statements of Operations for the three years ended
   December 31, 2000                                                         F-4
Consolidated Statements of Stockholders' Equity for the three years
   ended December 31, 2000                                                   F-5
Consolidated Statements of Cash Flows for the three years ended
   December 31, 2000                                                         F-6
Notes to Consolidated Financial Statements                                   F-7

(2)      Consolidated Financial Statement Schedules
         ------------------------------------------

Schedule II - Valuation and Qualifying Accounts for the three years
   ended December 31, 2000                                                  F-29

(3)      Exhibits
         --------

         3.1 Certificate of Incorporation of the Company and amendment thereto (1)

         3.2      Second Amendment to Certificate of Incorporation (3)

         3.3      Bylaws of the Company (1)

         4.1      Form of Common Stock Certificate (1)

         4.2 Indenture, dated as of February 17, 1998, among Aviation Sales Company, certain of its subsidiaries, and Sun Trust Bank Central Florida, National Association, Trustee (2)

         4.3 Common Stock Purchase Warrant Certificate issued on February 18, 2000 to Citicorp USA, Inc. (9)

         4.4 Form of Common Stock Purchase Warrants issued in February 2001 to four individuals (15)

         10.1 Fourth Amended and Restated Credit Agreement dated May 31, 2000 by and among the Company, certain of its subsidiaries and Citicorp USA, Inc., as agent (10)

         10.2     Reserved.

         10.3 Lease dated July 22, 1998 by and between Ben Quevedo, Ltd. and Caribe (6)

+        10.4     Form of Employment Agreement, dated January 1, 1999, by and between Dale S. Baker and the Company (6)

+        10.5     Amended Employment Agreement, effective as of December 2,
                  1994, by and between Harold Woody and the Company (3)

+        10.6     Form of Employment Agreement, dated January 1, 1999, by and between Benito Quevedo and the Company (6)

+        10.7     1996 Director Stock Option Plan (3)

+        10.8     1996 Stock Option Plan (3)

+        10.9     1997 EBITDA Incentive Compensation Plan (4)

+        10.10    Form of Aviation Sales Company 1999 EBITDA Plan (6)

+        10.11    Form of Stock Option Agreement (Non-Plan) by and between the
                  Company and each of Dale S. Baker and Benito Quevedo (6)

+        10.12    Special Incentive Compensation Plan (7)

         10.13 Credit Agreement dated as of December 17, 1998 among First Security Bank, National Association, as owner trustee for the Aviation Sales Trust 1998-1, as lessor, NationsBank, National Association, as administrative agent, and the several lenders thereto (5)

         10.14 Lease Agreement dated as of December 17, 1998 between First Security Bank, National Association, as owner trustee under Aviation Sales Trust 1998-1, as lessor, and the Company, as lessee (5)

         10.15 Guaranty Agreement (Series A Obligations) between the Company, substantially all of its subsidiaries and NationsBank, National Association, as agent for the Series A lenders, dated as of December 17, 1998 (5)

         10.16 Guaranty Agreement (Lease Obligations) between substantially all of the subsidiaries of the Company and First Security Bank, National Association, as owner trustee for the Aviation Sales Trust 1998-1, dated as of December 17, 1998 (5)

         10.17 Participation Agreement between the Company as Construction Agent and Leases, First Security Bank, National Association, as Owner Trustee, the Various Banks and other lending institutions as the holders and lenders, and NationsBank, National Association, as Administrative Agent, dated as of December 17, 1998 (5)

         10.18    Stockholders' Rights Plan (8)

         10.19    Term Loan Note, dated February 18, 2000 (9)

         10.20 Amendment No. 1 to Participation Agreement between the Company as Construction Agent and Leases, First Security Bank, National Association, as Owner Trustee, the Various Banks and other lending institutions as the holders and lenders, and NationsBank, National Association, as Administrative Agent, dated as of February 18, 2000 (9)

         10.21 Standstill Agreement between the Company, LJH Corporation and Lacy J. Harber (9)

         10.22    Amendment No. 1 to Stockholders' Rights Plan (9)

         10.23    Amended and Restated Term Loan Note, dated May 31, 2000 (10)

         10.24 Amendment Agreement No. 2 for Lease Agreement and Certain Other Operating Agreements, dated May 31, 2000 (10)

         10.25 Amendment No. 1, dated as of August 14, 2000, to the Fourth Amended and Restated Credit Agreement (11)

         10.26 Amendment Agreement No. 3 for Lease Agreement and Certain Other Operative Agreements (11)

         10.27 Asset Purchase Agreement by and among Barnes Group Inc., Aviation Sales Company, Aviation Sales Manufacturing Company, AVS/Kratz-Wilde Machine Company and Apex Manufacturing, Inc. dated as of August 3, 2000 (12)

         10.28 Amendment No. 1 dated September 7, 2000 to the Asset Purchase Agreement by and among Barnes Group Inc., Aviation Sales Company, Aviation Sales Manufacturing Company, AVS/Kratz-Wilde Machine Company and Apex Manufacturing, Inc. dated as of August 3, 2000 (12)

         10.29 Amendment No. 2 dated as of November 14, 2000 to Fourth Amended and Restated Credit Agreement (13)

         10.30 Amendment Agreement No. 4 for Lease Agreement and Certain Other Operative Agreements (13)

         10.31 Asset Purchase Agreement among the Company, Aviation Sales Distribution Services Company ("ASDC") and Kellstrom, dated September 20, 2000 (14)

         10.32 Letter Amendment to Asset Purchase Agreement, dated November 28, 2000 (14)

         10.33 Inventory Purchase Agreement among KAV, the Company and ASDC, dated September 30, 2000 (14)

         10.34 Letter Amendment to Inventory Purchase Agreement, dated November 28, 2000 (14)

         10.35    Form of KAV Senior Subordinated Note (14)

         10.36    Form of KAV Junior Subordinated Note (14)

         10.37 Operating Agreement of KAV, dated September 20, 2000, between the Company and Kellstrom (14)

         10.38 Letter Agreement between Kellstrom, KAV and the Company, dated December 1, 2000, with respect to the payment of KAV operating expenses (14)

         10.39 Consignment Agreement between KAV and Kellstrom, dated December 1, 2000 (14)

         10.40 Equipment Lease Agreement, dated December 1, 2000, among the Company, ASDC and Kellstrom (14)

         10.41 Lease Agreement, dated December 1, 2000, among ASDC and Kellstrom (Pearland) (14)

         10.42 Lease Agreement, dated December 1, 2000, between Kellstrom and the Company (Miramar) (14)

         10.43 Non-Competition Agreement, dated December 1, 2000, among ASDC, the Company and Kellstrom (14)

         10.44 License Agreement, dated December 1, 2000, among the Company, ASDC and Kellstrom (14)

         10.45 Cooperation Agreement, dated December 1, 2000, between Kellstrom and the Company (14)

         10.46 Letter Agreement, dated December 1, 2000, between Kellstrom and the Company (Equipment) (14)

         10.47 Letter Agreement, dated December 1, 2000, between Kellstrom and the Company (Pearland) (14)

         10.48 Consent and Amendment No. 3, dated November 28, 2000, to the Fourth Amended and Restated Credit Agreement dated as of May 31, 2000, as amended (14)

         10.49 Amendment and Consent Agreement No. 5 for Participation Agreement and Certain Other Operative Agreements, dated as of December 1, 2000 (14)

         10.50    Amendment No. 1 to Agreement, dated December 4, 2000 (14)

         10.51    Amendment No. 2 to Rights Agreement, dated December 4, 2000
                  (14)

         10.52 Agreement, dated February 14, 2001, between various subsidiaries of the Company and Bank of America, N.A. (15)

         10.53    $10.0 million Term Loan Note, dated February 14, 2001 (15)

         10.54    Form of Limited Guaranty in favor of Bank of America, N.A.
                  (15)

         10.55 Amendment No. 4, Consent and Waiver, dated February 14, 2001, to the Fourth Amended and Restated Credit Agreement dated as of May 31, 2000, as amended (15)

         10.56 Amendment and Consent Agreement No. 7 for Lease Agreement and Certain Other Operative Agreements, dated as of February 14, 2001 (15)

         10.57    Note Modification Agreement, dated as of February 14, 2001
                  (15)

         10.58 Stock Purchase Agreement, dated December 15, 2000, among Wencor West, Inc., Aviation Sales Company and Aviation Sales Distribution Services Company *

         10.59 Amendment No. 5 and Waiver, dated as of April 17, 2001 to Fourth Amended and Restated Credit Agreement dated as of May 31, 2000, amended *

         10.60 Letter Agreement dated April 17, 2001, regarding $15.5 million term loan *

         10.61 Amendment and Consent Agreement No. 8 for Lease Agreement and Certain Other Operative Agreements *

         21.1     List of Subsidiaries of Registrant *

         23.1     Consent of Arthur Andersen LLP *

----------------------------
*        Filed herewith
+        Compensation plan or agreement


Notes to Exhibits
-----------------

(1) Incorporated by reference to Company's Registration Statement on Form S-1 dated April 15, 1996 (File No. 333-3650)

(2) Incorporated by reference to Company's Registration Statement on Form S-4 dated March 26, 1998 (File No. 333-48669)

(3) Incorporated by reference to Amendment No. 1 to Company's Registration Statement on Form S-1 dated June 6, 1996 (File No. 333-3650)

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996

(5) Incorporated by reference to Company's Current Report on Form 8-K dated December 17, 1998

(6) Incorporated by reference to Company's Annual Report on Form 10-K for the year ended December 31, 1998

(7) Incorporated by reference to Company's Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 1999

(8) Incorporated by reference to Company's Current Report on Form 8-A filed November 15, 1999

(9) Incorporated by reference to Company's Current Report on Form 8-K filed on March 27, 2000

(10) Incorporated by reference to Company's Current Report on Form 8-K filed on June 13, 2000

(11) Incorporated by reference to Company's Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2000

(12) Incorporated by reference to Company's Current Report on Form 8-K filed on September 22, 2000

(13) Incorporated by reference to Company's Quarterly Report on Form 10-Q for the quarter and nine months dated September 30, 2000

(14) Incorporated by reference to Company's Current Report on Form 8-K filed on December 18, 2000

(15) Incorporated by reference to Company's Current Report on Form 8-K filed on March 1, 2001

(B)      REPORTS ON FORM 8-K

The following Current Reports on Form 8-K were filed during the fourth quarter of 2000 and the first quarter of 2001:

(i)      Current Report on Form 8-K, dated December 1, 2000 reporting under:
         Item 2, the Company's sale of its redistribution operations and under
         Item 5, an amendment to its standstill agreement with a shareholder and an amendment to its shareholder's rights plan.

(ii)     Current Report on Form 8-K, dated February 14, 2001, reporting under
         Item 5 the $10.0 million term loan and certain amendments to credit agreements.


(C)      EXHIBITS

For exhibits, see Item 14(A)(3) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIATION SALES COMPANY
(Registrant)


By: /s/ Dale S. Baker                                    April 19, 2001
----------------------------------
Dale S. Baker, Chairman and
Chief  Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE AND TITLE                                   DATE:
       -------------------                                   -----

/s/ Dale S. Baker                                        April 19, 2001
--------------------------------------------
Dale S. Baker
Chairman and Chief Executive Officer
(Principal Executive Officer)


/s/ Benito Quevedo                                       April 19, 2001
--------------------------------------------
Benito Quevedo
President, Chief Operating Officer
and Director


/s/ Michael C. Brant                                     April 19, 2001
--------------------------------------------
Michael C. Brant
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)


/s/ Robert Alpert                                        April 19, 2001
--------------------------------------------
Robert Alpert
Director



--------------------------------------------
Sam Humphreys
Director

/s/ Philip B. Schwartz                                   April 19, 2001
--------------------------------------------
Philip B. Schwartz
Director


/s/ Roy T. Rimmer                                        April 19, 2001
--------------------------------------------
Roy T. Rimmer
Director


/s/ Steven L. Gerard                                     April 19, 2001
--------------------------------------------
Steven L. Gerard
Director


/s/ Harold M. Woody                                      April 19, 2001
--------------------------------------------
Harold M. Woody
Director

                     AVIATION SALES COMPANY AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

PAGE

Report of Independent Certified Public Accountants..........................F-2
Consolidated Balance Sheets at December 31, 1999 and 2000...................F-3
Consolidated Statements of Operations for the three years ended
    December 31, 2000.......................................................F-4
Consolidated Statements of Stockholders' Equity for the three years ended December 31, 2000.................................................F-5
Consolidated Statements of Cash Flows for the three years ended
    December 31, 2000.......................................................F-6
Notes to Consolidated Financial Statements..................................F-7
Financial Statement Schedule:
  Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 2000.................................................F-29

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Aviation Sales Company:

         We have audited the accompanying consolidated balance sheets of Aviation Sales Company (a Delaware corporation) and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aviation Sales Company and subsidiaries as of December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred net losses for the years ended December 31, 1999 and 2000 and required cash to fund its operating activities for each of the three years in the period ended December 31, 2000. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are also discussed in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ARTHUR ANDERSEN LLP


Miami, Florida,
March 30, 2001, (except for the matters discussed in the fourth paragraph in Note 1 and Note 7 as to which the date is April 17, 2001 and for the matter discussed in
                Note 11, as to which the date is April 19, 2001).

                     AVIATION SALES COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                   December 31,
                                                                                          ----------------------------
                                                                                              1999           2000
                                                                                          ------------   -------------
                                          ASSETS
   CURRENT ASSETS:
 Cash and cash equivalents                                                                $     21,431   $          --
 Accounts receivable, net of allowances of $9,593 and
   $7,454 in 1999 and 2000, respectively                                                        91,926          67,558
 Inventories, net of reserves of $16,348 and $8,614 in
   1999 and 2000, respectively                                                                  90,145          53,115
 Deferred income taxes                                                                           2,292              --
 Other current assets                                                                           37,032          10,784
                                                                                          ------------   -------------
     Total current assets                                                                      242,826         131,457
                                                                                          ------------   -------------

 EQUIPMENT ON LEASE, net of accumulated amortization                                            17,393           5,749
 FIXED ASSETS, net                                                                              64,309          65,770
 AMOUNTS DUE FROM RELATED PARTIES                                                                2,099           1,792

   OTHER ASSETS:
 Goodwill, net                                                                                  51,241          41,390
 Deferred financing costs, net                                                                   7,953           5,928
 Notes receivable from KAV Inventory, LLC                                                           --          29,400
 Net assets of discontinued operations                                                         314,397           3,479
 Other                                                                                          10,657          15,646
                                                                                          ------------   -------------
     Total other assets                                                                        384,248          95,843
                                                                                          ------------   -------------
     Total assets                                                                         $    710,875   $     300,611
                                                                                          ============   =============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
 Accounts payable                                                                         $     13,948   $      30,214
 Accrued expenses                                                                               27,587          27,725
 Current maturities of notes payable                                                             3,887              29
 Current maturities of capital lease obligations                                                    84             178
 Revolving loan                                                                                269,580          35,959
 Customer deposits                                                                                 586           7,559
 Other                                                                                              --           5,120
                                                                                          ------------   -------------
     Total current liabilities                                                                 315,672         106,784
                                                                                          ------------   -------------
   LONG-TERM LIABILITIES:
 Senior subordinated notes                                                                     164,254         164,345
 Notes payable, net of current portion                                                           1,066          16,498
 Capital lease obligations, net of current portion                                               4,093           3,852
 Deferred income                                                                                 1,113              36
 Other long-term liabilities                                                                     6,155           2,204
                                                                                          ------------   -------------
     Total long-term liabilities                                                               176,681         186,935
                                                                                          ------------   -------------

Commitments and Contingencies

   STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value, 1,000,000 shares authorized, none outstanding, 15,000
     shares designated Series A Junior participating                                                --              --
 Common stock, $.001 par value, 30,000,000 shares authorized, 15,015,317 issued and
     outstanding at December 31, 1999 and 2000, respectively                                        15              15
 Additional paid-in capital                                                                    150,288         150,288
 Retained earnings (accumulated deficit)                                                        68,219        (143,411)
                                                                                          ------------   -------------
     Total stockholders' equity                                                                218,522           6,892
                                                                                          ------------   -------------
     Total liabilities and stockholders' equity                                           $    710,875   $     300,611
                                                                                          ============   =============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                     AVIATION SALES COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               For the Years Ended December 31,
                                                                       -----------------------------------------------
                                                                            1998             1999            2000
                                                                       -------------    -------------    -------------
Operating Revenues:
 Sales, net                                                            $     177,279    $     359,956    $     333,289
 Other                                                                         7,169           11,797            4,788
                                                                       -------------    -------------    -------------
    Total operating revenues                                                 184,448          371,753          338,077
Cost of sales                                                                141,569          307,944          353,331
                                                                       -------------    -------------    -------------
  Gross profit (loss)                                                         42,879           63,809          (15,254)
Operating expenses                                                            17,721           41,774           74,580
                                                                       -------------    -------------    -------------
  Income (loss) from operations                                               25,158           22,035          (89,834)
Interest expense                                                              13,895           18,649           20,347
Other (income) expense                                                          (196)          (1,327)             925
                                                                       -------------    -------------    -------------
  Income (loss) before income taxes, equity income of affiliates and
   discontinued operations                                                    11,459            4,713         (111,106)
Income tax expense                                                             4,281            3,004            4,810
                                                                       -------------    -------------    -------------
  Income (loss) before equity income of affiliates and discontinued
    operations                                                                 7,178            1,709         (115,916)
Equity income of affiliates, net of income tax                                 1,356            1,289               43
                                                                       -------------    -------------    -------------
  Income (loss) from continuing operations                                     8,534            2,998         (115,873)

Discontinued Operations:
  Operations, net of income taxes                                             16,959          (24,721)         (23,432)
  Loss on disposal, net of income taxes                                           --               --          (72,325)
                                                                       -------------    -------------    -------------
  Net income (loss)                                                    $      25,493    $     (21,723)   $    (211,630)
                                                                       =============    =============    =============

Basic Earnings (Loss) Per Share:
  Income (loss) from continuing operations                             $        0.70    $        0.22    $       (7.72)
  Income (loss) from discontinued operations                                    1.38            (1.78)           (6.37)
                                                                       -------------    -------------    -------------
  Net income (loss)                                                    $        2.08    $       (1.56)   $      (14.09)
                                                                       =============    =============    =============

Diluted Earnings (Loss) Per Share:
  Income (loss) from continuing operations                             $        0.68    $        0.21    $       (7.72)
  Income (loss) from discontinued operations                                    1.34            (1.77)           (6.37)
                                                                       -------------    -------------    -------------
  Net income (loss)                                                    $        2.02    $       (1.56)   $      (14.09)
                                                                       =============    =============    =============

Weighted average shares outstanding:

  Basic                                                                   12,277,020       13,906,000       15,015,317
                                                                       =============    =============    =============
  Diluted                                                                 12,626,394       14,168,442       15,015,317
                                                                       =============    =============    =============

        The accompanying notes are an integral part of these consolidated financial statements.

                     AVIATION SALES COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                       COMMON STOCK                                           TREASURY STOCK
                                 ------------------------                                 ------------------------
                                                                              Retained
                                                              Additional      Earnings                                  Total
                                                               Paid-in     (Accumulated                             Stockholders'
                                    Shares       Amount        Capital        Deficit)       Shares        Amount      Equity
                                 ------------   ---------   -------------  ------------   ------------   ---------  -------------
Balance as of December 31, 1997    13,362,568   $      13   $      72,962   $    64,449     (1,111,562)  $ (16,145)  $ 121,279
Net income                                 --          --              --        25,493             --          --      25,493
Stock issued in acquisition           182,143          --           5,720            --             --          --       5,720
Rescinded stock grants                (18,000)         --              --            --             --          --          --
Stock options exercised               100,660          --           1,806            --             --          --       1,806
Retirement of treasury stock       (1,111,562)         (1)        (16,144)           --      1,111,562      16,145          --
                                 ------------   ---------   -------------   -----------   ------------   ---------   ---------

Balance as of December 31, 1998    12,515,809          12          64,344        89,942             --          --     154,298
Net loss                                   --          --              --       (21,723)            --          --     (21,723)
Secondary stock offering            2,300,000           3          79,859            --             --          --      79,862
Stock options exercised               199,508          --           6,085            --             --          --       6,085
                                 ------------   ---------   -------------   -----------   ------------   ---------   ---------

Balance as of December 31, 1999    15,015,317          15         150,288        68,219             --          --     218,522
Net loss                                   --          --              --      (211,630)            --          --    (211,630)
                                 ------------   ---------   -------------   -----------   ------------   ---------   ---------

Balance as of December 31, 2000    15,015,317   $      15   $     150,288   $  (143,411)            --   $      --   $   6,892
                                 ============   =========   =============   ===========   ============   =========   =========

        The accompanying notes are an integral part of these consolidated financial statements.

                     AVIATION SALES COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           For the Years Ended December 31,
                                                                        ---------------------------------------
                                                                            1998          1999         2000
                                                                        -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                       $    25,493   $   (21,723)  $  (211,630)
Adjustments  to reconcile  net income  (loss) to net cash  provided by
(used in) operating  activities:
  Loss on disposal of discontinued operations                                    --            --        72,325
  Depreciation and amortization                                               5,687        10,132        21,941
  Write-off of fixed assets                                                      --           297            --
  Proceeds from sale of equipment on lease, net of gain                       1,290         2,960         3,188
  Gain on sale of fixed assets                                                  (72)       (1,432)           --
  Equity (income) loss of affiliate, net of income taxes                     (1,356)       (1,289)          (43)
  Provision for inventory obsolescence                                           --        12,814         3,525
  Provision for doubtful accounts                                               670         4,995        20,343
  Write down of shareholder note                                                 --            --           200
  Loss on sale of joint venture                                                  --            --           859
  Deferred income taxes                                                      (1,107)        3,174         1,492
  (Increase) decrease in accounts receivable                                  1,849       (46,894)        4,025
  (Increase) decrease in inventories                                        (37,304)      (37,962)       35,472
  (Increase) decrease in other current assets                                   180       (29,470)       26,248
  (Increase) decrease in other non-current assets                            (2,870)          289        (4,078)
  Increase (decrease) in accounts payable                                       894        (3,369)       16,266
  Increase (decrease) in accrued expenses                                    (2,569)        7,289        11,696
  Increase (decrease) in deferred income                                        409          (257)       (1,077)
  Increase (decrease) in other liabilities                                      (72)        1,405        (3,457)
                                                                        -----------   -----------   -----------
        Net cash used in continuing operating activities                     (8,878)      (99,041)       (2,705)
                                                                        -----------   -----------   -----------
        Net cash provided by (used in) discontinued operations              (73,312)      (15,598)       50,678
                                                                        -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash used in acquisitions, net of cash acquired                           (75,703)      (18,080)           --
  Purchases of fixed assets                                                  (5,381)      (17,635)       (9,802)
  Purchases of equipment on lease                                           (23,411)       (9,087)           --
  Proceeds from sale of fixed assets                                            751            --            --
  Purchase of facility                                                           --        (3,500)           --
  Proceeds from sale of land held for investment                                 --        11,556            --
  Purchase of land held for investment                                           --       (10,124)           --
  Payments from related parties                                                 687           105           106
  Investment in joint venture                                                    --        (2,500)       (3,734)
  Proceeds from sale of joint venture                                            --            --         1,455
  Net proceeds from the sale of discontinued operations                          --            --       175,315
                                                                        -----------   -----------   -----------
      Net cash provided by (used in) investing activities                  (103,057)      (49,265)      163,340
                                                                        -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of amounts under senior debt facility                           77,880       567,815       460,593
  Proceeds from sale of common stock                                             --        79,862            --
  Proceeds from issuance of senior subordinated notes                       164,002            --            --
  Repayment of amounts under senior debt facility                           (56,190)     (472,242)     (694,214)
  Proceeds of term loan                                                          --            --        15,500
  Proceeds from equipment loans                                              10,488            --            --
  Payments on equipment loans                                                  (921)         (627)         (201)
  Payments on capital leases                                                    (41)         (184)         (147)
  Stock options exercised                                                     1,806         5,220            --
  Payment of deferred financing costs                                        (7,478)       (1,573)      (10,525)
  Payments on notes payable                                                      --        (3,472)       (3,750)
                                                                        -----------   -----------   -----------
     Net cash provided by (used in) financing activities                    189,546       174,799      (232,744)
                                                                        -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          4,299        10,895       (21,431)
                                                                        -----------   -----------   -----------
CASH AND CASH EQUIVALENTS, beginning of period                                6,237        10,536        21,431
                                                                        -----------   -----------   -----------
CASH AND CASH EQUIVALENTS, end of period                                $    10,536   $    21,431   $        --
                                                                        ===========   ===========   ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Notes received for sale of inventory to joint venture                 $        --   $        --   $    29,401
                                                                        ===========   ===========   ===========
  Value of warrants issued in connection with origination of
    $15,500 term loan recorded as deferred financing costs              $        --   $        --   $     1,079
                                                                        ===========   ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                         $    15,684   $    32,817   $    39,705
                                                                        ===========   ===========   ===========
  Income taxes paid                                                     $    18,669   $    18,673   $     1,028
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

                     AVIATION SALES COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (FINANCIAL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND OPERATIONS

         Aviation Sales Company ("ASC" or the "Company") is a Delaware corporation which through its subsidiaries provides aircraft maintenance, repair and overhaul services to commercial passenger airlines, air cargo carriers, aircraft leasing companies, maintenance and repair facilities and aircraft parts redistributors throughout the world. During 2000, the Company sold substantially all of the assets of its parts redistribution operation, its new parts distribution operation and its manufacturing operations. See Note 4 for further discussion. The results of operations for these businesses are included in the accompanying consolidated statements of operations as discontinued operations.

         On July 31, 1998, ASC acquired Whitehall Corporation ("Whitehall") for consideration of 2,844 shares of ASC common stock. Under the terms of the acquisition agreement, each share of Whitehall common stock was exchanged for
 .5143 shares of ASC common stock. The acquisition of Whitehall has been accounted for under the pooling of interests method of accounting. The accompanying consolidated financial statements give retroactive effect to the acquisition of Whitehall. All share amounts have been restated to include the conversion of the Whitehall common stock to ASC common stock in the merger and a two-for-one stock split effected by Whitehall in March 1997. The operations of ASC and its other subsidiaries and Whitehall retroactively consolidated are referred to herein as the operations of the Company.

SECONDARY OFFERING

         On June 16, 1999, ASC closed a public offering of 2,000 shares of common stock and on June 24, 1999, the underwriters of the public offering exercised their option to purchase an additional 300 shares of common stock. The net proceeds of the offering, $79,862, were used to repay senior indebtedness.

LIQUIDITY

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Notes 7 and 11, the Company was not in compliance at December 31, 1999 and March 31, 2000 with certain of the financial covenants contained in the Company's credit agreement with its senior lenders and certain of the lease agreements to which the Company is a party. On May 31, 2000, the Company amended and restated its senior credit facility and amended certain of its lease agreements. These agreements were further amended on June 25, 2000, September 30, 2000, November 28, 2000, February 14, 2001 and April 17, 2001. As discussed in Note 4, during 2000, the Company sold substantially all of the assets of its parts redistribution operation, new parts distribution operation and manufacturing operations. The proceeds from these sales were used to repay senior indebtedness. In addition, in February 2000, the Company borrowed $15,500 under a supplemental term loan with the financial institution that is the agent for the revolving credit facility. In February 2001, the Company borrowed $10,000 under a term loan from a second financial institution. The proceeds from these loans were used to repay senior indebtedness and for working capital purposes. The revolving credit facility and the $15,500 term loan mature in July 2002 and the $10,000 term loan matures in August 2002. As a result of the above transactions, the outstanding balance on the revolving credit facility was reduced from $269,580 as of December 31, 1999 to $35,959 as of December 31, 2000.

         As of March 31, 2001, the Company has $2,200 of availability for borrowing under its revolving credit facility. The Company has also recently closed (on a temporary basis) one of its maintenance, repair and overhaul ("MR&O") facilities, consolidated the operations of one of its component overhaul businesses from two facilities to one, and reduced its headcount at certain of its other MR&O facilities in order to lower its operating expenses. The Company is also actively considering selling one or more additional operations, or the sale of additional additional securities, in order to repay additional debt and to fund the working capital requirements of its operations. While the Company expects to be able to meet its working capital requirements from its available resources, there can be no assurance that the Company will have sufficient working capital to meet its obligations. The Company incurred net losses for the years ended December 31, 1999 and 2000 and required cash to fund its operating activities for the years ended December 31, 1998, 1999 and 2000. As a result of these matters the Company's auditors have issued their opinion with a going concern qualification. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ACCOUNTING ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Principal estimates made by the Company include the estimated losses on disposal of discontinued operations, the allowance to reduce inventory to the lower of cost or net realizable value, the estimated profit recognized as aircraft maintenance, design and construction services are performed, the allowance for doubtful accounts and notes receivable, medical benefit accruals, the estimated fair value of the facilities under operating lease discussed in Note 11, and the allowances for litigation and environmental costs. A principal assumption made by the Company is that inventory will be utilized and realized in the normal course of business and may be held for a number of years.

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (collectively the "Company"). Investments in joint ventures are accounted for under the equity method of accounting. All significant intercompany transactions and balances have been eliminated.

RECLASSIFICATIONS

         Assets, liabilities, revenues and expenses of discontinued operations have been separately reclassified in the 1999 and 1998 consolidated financial statements. Certain other prior year amounts included in the accompanying consolidated financial statements have been reclassified to conform with the 2000 presentation.

CASH AND CASH EQUIVALENTS

         The Company considers all deposits with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents at December 31, 1999 include cash held by the Company in demand deposit accounts.

REVENUE RECOGNITION

         Revenues from aircraft maintenance service are generally recognized when services are performed and unbilled receivables are recorded based upon the percentage of completion method. Unbilled receivables are billed on the basis of contract terms (which are generally on completion of an aircraft) and deliveries. These service fees are recorded in revenue over the course of the contract as the services are rendered. Gain on sale of equipment on lease is included in other revenue in the accompanying consolidated statements of operations. The Company exchanges rotable parts in need of service or overhaul for new, overhauled or serviceable parts in its inventory for a fee. Fees on exchanges are recorded as sales at the time the unit is shipped.

         With respect to discontinued business, repairs and sales of aircraft parts are recognized as revenue when a unit is shipped and title has passed to the customer or when a repaired unit is returned to the customer. Transfers of inventory to customers which include a related acquisition of inventory from the same third party for a similar amount are not recognized as revenue at the time of transfer. Certain of the Company's discontinued operations also warehoused and sold inventories on behalf of others under consignment arrangements. Sales of aircraft parts from consignment inventories were recorded as revenue upon shipment of the unit. The Company also performs inventory repair management and warehouse management services for customers on a contractual basis.

INVENTORIES

         Inventories, which consist primarily of new, overhauled, serviceable and repairable aircraft parts, are stated at the lower of cost or market on primarily a specific identification basis. In instances where bulk purchases of inventory items are made, cost is determined based upon an allocation by management of the bulk purchase price to the individual components. Expenditures required for the recertification of parts are capitalized as inventory and are expensed as the parts associated with the recertification are sold. Cost of inventory includes raw materials, labor and overhead. The Company maintains raw materials, work in progress and finished goods inventories in support of its operations. At December 31, 1999 and 2000, inventories consisted of the following:

                                                     1999            2000
                                                -------------    ------------

           Finished goods                            $35,862         $34,112
           A-300 aircraft                             45,709           3,150
           Work in progress                            3,848          15,415
           Raw materials                               4,726             438
                                                -------------    ------------
                                                     $90,145         $53,115
                                                =============    ============

         The Company provides an allowance to reduce the inventory carrying value to the lower of cost or net realizable value. In determining net realizable value, the Company assumes the inventory will be utilized in the normal course of business and not on a liquidation basis. Such inventory may be held for a number of years.

EQUIPMENT ON LEASE

         The Company leases engines and spare parts inventories to customers in the airline industry on a worldwide basis through operating leases. Operating lease income is recognized on a straight-line basis over the term of the underlying leases and is included in other operating revenue in the accompanying consolidated statement of operations. The cost of equipment on lease is amortized, principally on a straight-line basis, to the estimated remaining net realizable value over the shorter of the lease term or the economic life of the equipment.

FIXED ASSETS, NET

         Fixed assets are stated at cost, and at December 31, 1999 and 2000, consisted of the following:

                                                 Depreciable
                                                    Life               1999           2000
                                               ---------------    -------------    -----------
Land                                                                  $     71       $    114
Buildings                                         29 years               5,553          5,709
Machinery and equipment                         3 to 7 years            39,981         36,967
Furniture and fixtures                          3 to 5 years             3,179         11,715
Leasehold improvements                           Shorter of
                                               lease term or
                                                useful life             35,918         40,473
                                                                  -------------    -----------
                                                                        84,702         94,978
Accumulated depreciation and amortization                              (20,393)       (29,208)
                                                                  -------------    -----------
                                                                      $ 64,309       $ 65,770
                                                                  =============    ===========

         For financial reporting purposes, the Company provides for depreciation and amortization of fixed assets using the straight-line method at annual rates sufficient to amortize the cost of the assets less estimated salvage values over their estimated useful lives. Maintenance and repair expenditures are charged to expense as incurred, and expenditures for improvements and major renewals are capitalized. The carrying amounts of assets which are sold or retired and the related accumulated depreciation are removed from the accounts in the year of disposal, and any resulting gain or loss is reflected in income. Depreciation and amortization expense amounted to $2,707, $5,061 and $8,815, for the years ended December 31, 1998, 1999 and 2000, respectively.

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

INVESTMENTS

         During 1994, Whitehall obtained a 40% ownership interest in a joint venture involved in the development of aircraft-related technology for an initial investment of $1. The Company accounts for its investment in the joint venture under the equity method. In 1994, Whitehall loaned $2,000 to the joint venture, which is evidenced by a promissory note which accrues interest at a maximum rate of 5% per annum. Principal and accrued interest became due on January 5, 1999. During February 2000, management elected to convert the then outstanding note and accrued interest balance into a capital contribution. During May 2000, the Company liquidated its investment in the joint venture. In connection with the disposition of the joint venture, the Company recorded a charge of $859, which is included in other (income) expense in the accompanying consolidated statement of operations.

         In August 1999, the Company obtained a 50% interest in a limited liability corporation that designs, manufactures and installs an FAA approved conversion kit that converts certain Boeing 727 aircraft from passenger configuration to cargo configuration. The initial investment was $2,500. During 2000, the Company invested an additional $3,734 in the form of cash, advances and services. The Company accounts for this investment under the equity method.

         The total carrying value of the equity investments, including Whitehall notes receivable and accrued interest, at December 31, 1999 and 2000 was $7,647 and $6,234, respectively, and is included in other assets in the accompanying consolidated balance sheets. Summarized balance sheet information for the equity investments as of December 31, 1999 and 2000 is as follows:

                                                 1999                2000
                                            ---------------    ---------------

      Current assets                               $14,741         $    --
      Noncurrent assets                              3,150          13,234
      Current liabilities                            3,622           1,234
      Noncurrent liabilities                         2,000              --


         Summarized results of operations for the equity investments for the years ended December 31, 1998, 1999 and 2000 are as follows:

                                     1998              1999             2000
                                  ------------     ------------     ------------

      Net sales                       $45,483         $38,338         $  725
      Gross profit                      7,754           7,341             --
      Net income                        5,557           5,298             --

INTANGIBLE ASSETS

         The costs associated with obtaining financing are included in the accompanying consolidated balance sheets as deferred financing costs and are being amortized over the terms of the loans to which such costs relate. Amortization of deferred financing costs included in continuing operations for the years ended December 31, 1998, 1999 and 2000 was $460, $510 and $2,622,
respectively, and is included in interest expense in the accompanying consolidated statements of operations. Amortization of deferred financing costs included in discontinued operations for the years ended December 31, 1998, 1999 and 2000 was $489, $1,214 and $11,039, respectively. During 2000, the Company completed the sales of certain of its operations and assets and the liquidation of a joint venture, and used the proceeds to repay senior indebtedness outstanding under the credit facility. See Notes 4 and 7. As a result of these dispositions, the Company's commitment under its credit facility was reduced and the Company wrote off the deferred financing costs of $5,407 that related to that reduction in the quarter ended December 31, 2000, of which $1,074 is included in amortization of deferred financing costs in continuing operations and $4,333 is included in amortization of deferred financing costs in discontinued operations. See Note 7. The cost and accumulated amortization of deferred financing costs as of December 31, 1999 and 2000 is as follows:

                                                    1999            2000
                                                ------------    ------------

         Original basis                             $10,951         $22,587
         Accumulated amortization                   (2,998)         (16,659)
                                                ------------    ------------
                                                     $7,953         $ 5,928
                                                ============    ============

         The excess of the purchase price over the fair values of the net assets acquired from acquisitions of businesses has been recorded as goodwill and is being amortized on a straight-line basis over 20 years. Effective January 1, 1999, the Company revised the estimated fair market values allocated to goodwill and inventories relating to an acquisition accounted for under the purchase method. This revision resulted in a reduction in goodwill and increase in inventories of $1,410. Amortization expense for the years ended December 31, 1998, 1999 and 2000 was $784, $2,360 and $9,852, respectively. Goodwill and accumulated amortization at December 31, 1999 and 2000 are as follows:

                                                    1999            2000
                                                ------------    ------------

         Original basis                             $54,216         $46,855

         Accumulated amortization                    (2,975)         (5,465)
                                                ------------    ------------
                                                    $51,241         $41,390
                                                ============    ============

         The Company continually evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of intangible assets or whether the remaining balance of intangible assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the intangible assets in measuring whether there is an impairment. Measurement of the amount of impairment may be based upon appraisals, market values of similar assets or estimated discounted cash flow resulting from the use and ultimate disposition of the asset. In April 2000, a customer which represented a significant portion of the operations at one of the Company's heavy airframe maintenance facilities filed for protection under the U.S. bankruptcy code. As a result of this event, the Company has temporarily closed this facility and has determined that the goodwill relating to this facility and certain capitalized contract costs associated with the customer are impaired. Accordingly, during the quarter ended December 31, 2000, the Company recorded a charge of $7,808 to write off the carrying value of the goodwill and contract costs, which is included in operating expenses in the accompanying consolidated statement of operations for the year ended December 31, 2000. The Company has determined that no other impairments have occurred.

RECENTLY ISSUED ACCOUNTING STANDARDS

         Notes receivable is comprised of notes due from KAV Inventory, LLC ("KAV"), a 50% owned limited liability company which acquired all of the aircraft and engine spare parts inventory and the engine inventory of the Company's redistribution operation as discussed in Note 4. These notes bear interest at 14% and are subordinated in all respects to certain institutional financing of KAV. Management does not expect to receive any payments under the notes during 2001. Because of the contingencies discussed in Note 4, recognition of interest income under the notes will be deferred and recognized as collected following collection of all outstanding principal amounts.

DEFERRED INCOME

         Advance payments and deposits received on operating leases are initially deferred and subsequently recognized as the Company's obligations under the lease agreements are fulfilled.

ENVIRONMENTAL COSTS

         Environmental expenditures that relate to current operations are expensed as incurred. Remediation costs that relate to existing conditions caused by past operations are accrued when it is probable that these costs will be incurred and can be reasonably estimated. Environmental costs are included in operating expenses in the accompanying consolidated statements of operations.

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

FINANCIAL INSTRUMENTS

         The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short maturity of the instruments and the provision for what management believes to be adequate reserves for potential losses. Management believes the fair value of the revolving loan approximates the carrying amount of the revolving loan in the accompanying consolidated balance sheets because management believes the interest rate to be the fair market interest rate. The fair value of the senior subordinated notes is $66,000 based on the market value of the notes as of December 31, 2000. Management believes the fair value of notes receivable approximates the carrying amount of the notes because the interest rates on the notes represent fair market interest rates.

START UP ACTIVITIES

         In April 1998, the ACSEC issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 establishes standards for the reporting and disclosure of start-up costs, including organization costs. The Company adopted SOP 98-5 effective on January 1, 1999. The adoption of SOP 98-5 did not have a material effect on the Company's financial position or results of operations. The Company expenses start-up costs as incurred.

COMPREHENSIVE INCOME

         For all periods presented, comprehensive income is equal to historical net income or loss.

SEGMENT REPORTING

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual and interim financial reports to shareholders. It also establishes standards for related disclosures about an enterprise's business segments, products, services, geographic areas and major customers. SFAS No. 131, which supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise", retains the requirement to report information about major customers and requires that a public company report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 requires that a public company report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. The Company adopted SFAS No. 131 effective December 31, 1998. The Company operates its businesses as a single segment: airline services.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In January 2000, Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 101 regarding revenue recognition was issued. SAB No. 101 clarifies issues relating to revenue recognition in financial statements including income statement presentation and disclosure. SAB No. 101 became effective in 2000 and did not have a material effect on the Company's financial position or the results of operations.

         In May 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives", ("EITF Issue No. 00-14") which addresses the recognition, measurement and income statement classification for sales incentives offered by vendors to customers. EITF Issue No. 00-14 became effective for the Company during the quarter ended September 30, 2000. Sales incentives within the scope of this issue include offers that can be used by a customer to receive a reduction in the price of a product or service at the point of sale. The consensus states that the cost of the sales incentive should be recognized at the latter of the date at which the related revenue is recorded or the date at which the sales incentive is offered. The consensus also states that when recognized, the reduction in or refund of the selling price should be classified as a reduction of revenue, and that if the sales incentive is a free product or service delivered at the time of sale, the cost should be classified as an expense. The adoption of EITF Issue No. 00-14 did not have a material effect on the Company's financial position or results of operations.

         In March 2000, the FASB issued FASB Interpretation ("FIN") 44, "Accounting for Certain Transactions involving Stock Compensation," which clarifies the application of APB Opinion No. 25 for certain issues. The interpretation was effective July 1, 2000, except for the provisions that relate to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which were effective after December 15, 1998. The adoption of FIN 44 did not have a material effect on the Company's financial position or results of operations.

         In July 2000, the Emerging Issues Task Force ("EITF") issued 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 became effective in the fourth quarter of 2000. EITF 00-10 prohibits the netting of shipping and handling costs against shipping and handling revenues. EITF 00-10 permits companies to adopt a policy of including shipping and handling costs in cost of sales or other income statement line items. The adoption of EITF 00-10 did not have a material effect on the Company's financial position or results of operations.

NOTE 2 - BUSINESS COMBINATIONS

ACQUISITIONS ACCOUNTED FOR UNDER THE PURCHASE METHOD OF ACCOUNTING

         In March 1998, the Company completed the acquisition of Caribe Aviation, Inc. ("Caribe") and Caribe's wholly owned subsidiary Aircraft Interior Design, Inc. ("AIDI") for $23,300, consisting of $5,000 in cash, and $5,000 in promissory notes payable over two years; the issuance of 182 shares of the Company's common stock; and the repayment of approximately $7,600 of indebtedness owed by Caribe and AIDI to a financial institution. See Note 8.

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

         In August 1999, the Company completed the acquisition of the assets of Kitty Hawk, Inc.'s airframe and JT8D engine maintenance operations ("TIMCO Oscoda") located in Oscoda, Michigan and entered into agreements to provide heavy airframe and engine maintenance services to Kitty Hawk for a three-year period. Under the terms of the acquisition agreement, the Company paid $18,080 in cash and was to deliver $3,500 in purchase credits to Kitty Hawk during future periods. The pre-acquisition operations of Kitty Hawk, Inc.'s airframe and JT8D engine maintenance operations were not material to the operations of the Company for 1998 or 1999. During 2000, Kitty Hawk filed bankruptcy and recently the Company closed its airframe maintenance facility in Oscoda, Michigan on a temporary basis. See Note 1.

         The Company's acquisitions of Caribe, AIDI, TIMCO and TIMCO Oscoda have been accounted for under the purchase method of accounting and accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon the fair values at the date of acquisition, and their results of operations have been included in the accompanying consolidated financial statements from the date of acquisition.

         Unaudited pro forma consolidated results of operations assuming Caribe, AIDI and TIMCO acquisitions had occurred at the beginning of the period presented are as follows:

                                                                   December 31,
                                                                       1998
                                                                  --------------

         Revenue                                                      $ 298,532
         Income from continuing operations                               10,142
         Net income                                                      27,100
         Diluted earnings per share                                        2.13

         The unaudited pro forma results of operations are presented for informational purposes only and may not necessarily reflect the future results of operations of the Company or what the results of operations would have been had the Company owned and operated these businesses as of January 1, 1998.

PURCHASE PRICE ALLOCATIONS

         The purchase price allocations for business combinations accounted for under the purchase method of accounting (including historical accounts of immaterial acquisitions accounted for under the pooling of interests method of accounting) were as follows:

                                                         Year Ended December 31,
                                                         -----------------------
                                                            1998        1999
                                                         ----------   ----------

         Accounts receivable                              $  31,874   $      --
         Inventories                                         15,057       3,535
         Other current assets                                 1,127          --
         Other non-current assets                               483       1,000
         Fixed assets                                        22,245       2,322
         Goodwill                                            40,903      14,723
         Accounts payable                                    (8,842)         --
         Accrued expenses                                   (16,424)     (3,500)
         Notes payable                                       (5,000)         --
         Common stock issued                                 (5,720)         --
                                                          ---------   ---------
         Cash used in acquisitions, net of cash acquired  $  75,703   $  18,080
                                                          =========   =========

ACQUISITIONS ACCOUNTED FOR UNDER THE POOLING OF INTERESTS METHOD OF ACCOUNTING

         Shares issued to consummate acquisitions accounted for under the pooling of interests method of accounting are reflected as outstanding for all periods presented in the accompanying consolidated financial statements. In July 1998, the Company acquired Whitehall for consideration of 2,844 shares of AVS's common stock. The acquisition was accounted for using the pooling of interests method of accounting and thus, the accompanying consolidated financial statements have been restated to give retroactive effect for the acquisition for all periods presented. Operating revenues and net income of Whitehall in 1998 for the period prior to the pooling were $86,498 and $6,115, respectively.

NOTE 3 - ADJUSTMENTS TO CARRYING VALUE OF CERTAIN ASSETS AND OTHER CHARGES

         During the quarter ended December 31, 1999, the Company recorded adjustments to the carrying value of certain assets and other charges totaling approximately $60,858. These charges include a reduction in the carrying value of the Company's inventory at December 31, 1999 of $23,351 primarily relating to inventory held for sale by the Company's redistribution operations, a $9,830 write-down in the carrying value of the four A-300 aircraft owned by the Company and included in inventory, and a $7,700 write-down of previously capitalized costs expended relating to the development of a new software system which has not been implemented and will not be completed.

Also included in these charges is a $7,747 addition to the allowance for doubtful accounts receivable, $4,800 of accrued expenses relating to the runoff of one of the Company's health insurance plans, $2,000 of Year 2000 remediation costs, accrued severance and increased professional fees of $1,163, and the write-off of financing fees relating to a new credit facility which did not close and miscellaneous deposits and other assets which have been determined not to be collectible of $4,267. These charges are substantially non-cash items.

         Of the total 1999 charges and adjustments, approximately $16,545 relate to the Company's continuing operations and $44,313 relate to discontinued operations. In regard to the charges incurred in relation to continuing operations, $12,673 and $5,304, respectively, are included in cost of sales and operating expenses, in the accompanying consolidated statement of operations for the year ended December 31, 1999. In addition, other expense (income) included a gain on sale of land of $1,432 for the year ended December 31, 1999.

         During the year ended December 31, 2000, the Company recorded charges totaling $6,638 relating to the disposal of three A-300 aircraft that it owned and an adjustment of $4,871 to the carrying value of leased assets. These charges are included in cost of sales in the accompanying consolidated statement of operations for the year ended December 31, 2000. In addition, during 2000, the Company recorded charges totaling $30,016 relating to the temporary closure of one of its heavy airframe maintenance facilities and bad debt allowances relating primarily to a customer who filed for bankruptcy in 2000 and a customer who recently ceased operations. These charges are included in operating expenses in the accompanying consolidated statement of operations for the year ended December 31, 2000.

NOTE 4 - DISCONTINUED OPERATIONS

         In September 2000, the Company completed the sale of substantially all of the assets of its manufacturing operations for $41,000, excluding transaction expenses and possible post-closing adjustments. The cash proceeds of the sale were used to repay senior indebtedness.

         In December 2000, the Company completed the sale to another redistributor Kellstrom Industries, Inc. (the "Purchaser") of substantially all of the assets and business of its redistribution operation in a series of transactions intended to constitute a single transaction (the "Transaction"). The aggregate purchase price received in the Transaction was $156,400, approximately $127,000 of which was paid in cash ($122,000 after payment of transaction expenses). The net proceeds of the Transaction were used to repay senior indebtedness. As part of the Transaction, the Company acquired a 50% interest in a limited liability company, KAV Inventory, LLC ("KAV") organized by the Purchaser and the Company. Substantially all of the aircraft and engine spare parts inventory and the engine inventory of the Company's redistribution operation, as well as certain rotable parts inventories from two of the Company's MR&O operations, were sold to KAV for 89% of the closing date book value of such inventory ($148,600, subject to post-closing adjustments). Compensation for the sale of inventory was comprised of cash of approximately $105,000 and two subordinated notes, each in the principal amount of $13,700, and one subordinated note in the principal amount of $15,701. The notes bear interest at 14% per annum and are subordinated in all respects to the KAV institutional financing. In addition, the Company posted an $8,500 letter of credit to secure, in part, KAV's institutional financing. Further, the Company and the Purchaser each advanced $2,300 to KAV to allow it to pay fees and costs relating to its institutional financing. The Company and the Purchaser will receive reimbursement of these advances after payment of the institutional financing and prior to repayment of the senior subordinated notes.

         KAV's sole business is the liquidation of the inventory it acquired from the Company. KAV entered into an agreement to consign all of its inventories to the Purchaser. The Transaction agreement specifies that all of the proceeds from sales of the inventory, less a consignment commission to the Purchaser of 20%, will be used to pay interest and principal on KAV's institutional debt. After the institutional debt is paid in full, proceeds from the sale of inventory will be used to reimburse the Company and the Purchaser for advances made to KAV to allow it to pay fees and costs relating to its institutional financing and thereafter to pay interest and principal on the two $13,700 notes. Interest and principal on the $15,701 note will be paid from the remaining proceeds from the sale of inventory, less a 35% consignment commission to the Purchaser. Under the Transaction agreement, the Company has approval rights relating to the sale price of certain inventory. After considering a third-party appraisal of the inventory and projections of cash distributions in accordance with the Transaction agreement, management believes the total amount of the notes of $29,401 will be fully realized. Interest income on the notes will be deferred and recognized as collected following collection of all outstanding principal amounts. The projections of cash distributions to the Company are highly dependent upon the timing of the sales and the sale prices obtained by the Purchaser for KAV's inventory.

         The second component of the Transaction consisted of a sale of certain non-inventory assets of the redistribution operation, including one of the $13,700 subordinated notes described above, net of certain payables assumed by the Purchaser, for approximately $21,500, all of which was paid in cash. Under the terms of the Transaction, the Purchaser has the right after one year from the date of the Transaction to require the Company to repurchase receivables sold in accordance with the Transaction to the extent they remain uncollected. As of March 31, 2001, $8,515 of receivables sold pursuant to the Transaction had not been collected by the Purchaser. In addition, the purchase price for the sale of inventory and non-inventory assets is subject to post-closing adjustments as set forth in the agreements. The Purchaser has indicated that post-closing adjustments would result in a reduction in the aggregate consideration received pursuant to the Transaction of approximately $4,500. The Company has notified the Purchaser of its intention to dispute their calculation of post-closing adjustments and the proposed reduction in consideration. While there can be no assurance, the Company does not believe that the resolution of this dispute or the amount of receivables which the Company may ultimately be obligated to repurchase will have a material impact on the Company's financial position or results of operations. During the year ended December 31, 2000, the Company recorded a charge of $56,700, including $20,400 in the quarter ended December 31, 2000, to reduce the carrying value of its investment in the redistribution operation to its estimated net realizable value.

         In addition, as part of the sale of the redistribution operations described above, the Purchaser leased a facility and certain furniture, fixtures and equipment used in the redistribution operations for a one-year period. The Purchaser has an option to acquire these assets during the term of the lease and after one year the Company has an option to require the Purchaser to acquire the assets, which can be extended by the Purchaser for six months under certain circumstances. The Company also entered into a sublease agreement relating to the redistribution operation's warehouse and corporate headquarters facility for a five-year period with the right to renew for five consecutive five-year periods at a market rental rate. The Company also entered into a non-competition agreement whereby the Company is restricted from engaging in the redistribution business for a period of up to five years. In addition, the Company entered into a cooperation agreement under which it agreed to provide repair services for the KAV parts inventory and the Purchaser's parts inventory and the Purchaser agreed to supply parts to the Company's MR&O operations.

         In December 2000, the Company completed the sale of the stock of its subsidiary, Aviation Sales Bearings Company, which operates the Company's Dixie Aerospace Bearings new parts distribution operation. In the transaction, the Company received net aggregate consideration of $17,700 inclusive of debt assumed by the purchaser. The net cash proceeds from the sale, which approximated $13,500, were used to reduce outstanding senior indebtedness. Also, as part of the transaction, the Company retained certain accounts receivable and inventories. Such retained assets are being sold and collected pursuant to consignment and collection agreements executed with the purchaser. The Company anticipates that the liquidation of these assets will provide additional consideration as these receivables are collected and inventory is sold.

         The net income (loss) of these operations prior to their respective disposal dates net of income taxes, is included in the accompanying consolidated statements of operations under "discontinued operations". Previously issued financial statements have been changed to reflect those operations as discontinued operations. Revenues from such operations through the disposal dates were $316,367, $317,326 and $222,299 for the years ended December 31, 1998, 1999 and 2000, respectively. The aggregate results of operations of the discontinued operations through the disposal dates, net of income tax provision (benefit) of $11,865, $(16,758) and $624, were $16,959, $(24,721) and ($23,432)
for the years ended December 31, 1998, 1999 and 2000, respectively.

         The provision for loss on disposal of discontinued operations reflected in the accompanying consolidated statement of operations for 2000 of $73,325 includes the write-down of the assets of the operations to estimated net realizable values, subject to post-closing adjustments. No expected tax benefit has been recorded relating to the provision for loss on disposition as all loss carrybacks relating to the discontinued operations have been utilized and the Company has provided a full valuation allowance on its deferred tax assets (see
Note 13).

         A summary of the net assets of the discontinued operations as of December 31, 1999 and 2000 is as follows:

                                                     1999             2000
                                                  -----------     -----------

         Accounts receivable, net                 $    71,392     $     8,492
         Inventories                                  260,464           6,565
         Other current assets                           3,829             137
         Fixed assets, net                             26,771           9,356
         Other assets                                  19,858           2,081
         Accounts payable and accrued expenses        (67,917)        (19,077)
         Notes payable                                     --          (4,075)
                                                  -----------     -----------
         Net assets of discontinued operations    $   314,397     $     3,479
                                                  ===========     ===========

         The above amounts are net of reserves of $28,185 and $28,048 as of December 31, 1999 and 2000, respectively.

NOTE 5 - ACCOUNTS RECEIVABLE

         The Company distributes products and services to commercial airlines, air cargo carriers, distributors, maintenance facilities, corporate aircraft operators and other companies. The Company performs periodic credit evaluations of its customers' financial conditions and provides allowances for doubtful accounts as required. Accrued sales not billed for aircraft maintenance services are billed on the basis of contract terms (which are generally on completion of an aircraft) and deliveries. Accrued sales not billed amounted to $45,074 and $28,733 at December 31, 1999 and 2000, respectively, and are included in accounts receivable in the accompanying consolidated balance sheets.

         The Company's top ten customers combined accounted for approximately 49.6% and 56.2% of operating revenues, for the years ended December 31, 1999 and 2000, respectively. One customer accounted for 22.6% and 14.0% of operating revenues for the years ended December 31, 1999 and 2000, respectively. No other customer accounted for more than 10% of operating revenues in 1999 and 2000. No customer accounted for more than 10% of accounts receivable as of December 31, 1999 and 2000. These was no concentration of credit risk associated with any specific customer in 1998.

NOTE 6 - EQUIPMENT ON LEASE

         In the normal course of business, the Company leases engines and spare parts to third parties pursuant to noncancelable operating leases ranging from one to ten years. The cost and accumulated amortization of equipment on lease are as follows:

                                                  December 31,
                                              --------------------
                                                1999        2000
                                              --------     -------

         Equipment on lease, at cost          $ 19,755     $ 7,156
         Accumulated amortization               (2,362)     (1,407)
                                              --------     -------
                                              $ 17,393     $ 5,749
                                              ========     =======

         Deposits of $1,113 and $36 as of December 31, 1999 and 2000, respectively, received on outstanding leases are recorded as deferred income in the accompanying consolidated balance sheets and will be applied in connection with the final settlement of these leases. Amortization expense on equipment on lease amounted to $2,018, $2,151 and $1,035 for the years ended December 31, 1998, 1999 and 2000, respectively. Future minimum lease payments receivable under outstanding leases are as follows:

                 Years ending December 31,
            ---------------------------------

                            2001                       $ 1,162
                            2002                           753
                            2003                           226
                            2004                           104
                                                 --------------
                                                        $2,245
                                                 ==============

NOTE 7 - NOTES PAYABLE AND REVOLVING LOAN

         Prior to May 31, 2000, the Company had a revolving loan and letter of credit facility (the "Credit Facility") of $300,000 with a group of financial institutions. Effective May 31, 2000, the Credit Facility was amended and the commitment was reduced to $285,000. Following the liquidation of the AvAero joint venture, and the sales of the A-300 aircraft, manufacturing operations and redistribution operations described above, the commitment was reduced to $88,000. As of April 17, 2001, the commitment is effectively $75,000. The Credit Facility expires in July 2002. The Credit Facility was further amended on June 25, 2000, September 30, 2000, November 28, 2000, February 14, 2001 and April 17,
2001. Interest under the Credit Facility is, at the option of the Company, (a) prime plus 3.0%, or (b) LIBOR plus 4.5%. During the year ended December 31, 1999 and 2000, the weighted average interest rate on the Credit Facility was 7.21% and 10.94%, respectively. As of December 31, 1999 and December 31, 2000, the outstanding balance on the Credit Facility was $269,580 and $35,959, respectively. Borrowings under the Credit Facility are secured by a lien on substantially all of the Company's assets and the borrowing base consists primarily of certain of the Company's receivables and inventory.

         The Credit Facility contains certain financial covenants regarding the Company's financial performance and certain other covenants, including limitations on the amount of annual capital expenditures and the incurrence of additional debt, and provides for the suspension of borrowing and repayment of all debt in the event of a material adverse change in the business of the Company or a change in control as defined. A default under the Credit Facility could potentially result in a default under other agreements to which the Company is a party, including its lease agreements. In addition, the Credit Facility requires mandatory repayments and a reduction in the total commitment under the Credit Facility from the proceeds of a sale of assets or an issuance of equity or debt securities or as a result of insufficient collateral to meet the borrowing base requirements thereunder. At December 31, 1999 and March 31, 2000, the Company was not in compliance with certain of the financial covenants contained in the Credit Facility. The financial institutions which are party to the Credit Facility agreed to forbear in regards to these covenant violations and other matters until May 31, 2000 at which point in time the Credit Facility was amended. The Credit Agreement was further modified effective June 25, 2000, September 30, 2000, November 28, 2000, February 14, 2001 and April 17, 2001. The Company was required to pay fees of $3,000 in relation to the standstill agreement associated with the early 2000 forbearance, which were amortized over the period from February 1, 2000 through May 31, 2000. In connection with the June 25, 2000 amendment, the Company paid fees of $2,154, which are being amortized between July 1, 2000 and June 30, 2002. To the extent the Credit Facility remains outstanding as of certain dates, the Company is committed to pay incremental financing fees as follows: June 30, 2001 - $1,000, August 14, 2001 - 2% of outstanding commitment less $1,000, November 14, 2001 - 2% of outstanding commitment and February 14, 2002 - 2% of outstanding commitment. At December 31, 2000, $2,441 was available for borrowing under the Credit Facility and outstanding letters of credit aggregated $30,233.

         In February 2000, the Company executed a $15,500 term loan with the financial institution that is the agent under the Credit Facility. The term loan is senior secured debt, bears interest at 12% per annum, contains financial covenants which are consistent with the Credit Facility and matures in July 2002. Principal payments of $500 per month are due beginning in January 2002 with a final principal payment of $12,000 due in July 2002. Under the term loan agreement, the Company also granted the lender common stock purchase warrants to purchase 129 shares of the Company's common stock exercisable for nominal consideration at any time until December 31, 2005. If the term loan is not repaid in full, the warrants entitle the holder to require the Company, subsequent to July 31, 2000 and subject to a vesting schedule, to repurchase the warrants or common shares issued upon prior exercise of the warrants at $8.50 per share. The lender has not required the Company to repurchase any warrants through December 31, 2000. The Company has recorded the value of these warrants ($1,079) as additional deferred financing costs and is amortizing this amount to interest expense over the term of the loan.

         In February 2001, the Company obtained a $10,000 term loan from a financial institution. The term loan is senior secured debt, bears interest at LIBOR plus 2% and matures in August 2002. The proceeds of the term loan were used to pay the semi-annual interest payment on the senior subordinated notes in February 2001 of $6,704 and for working capital purposes. In connection with the term loan, the Company issued warrants to purchase 250 shares of its unissued common stock at an exercise price of $4.00 per share to each of four individuals, two of whom are officers and/or directors of the Company and one of whom is a principal stockholder of the Company. Each of these individuals provided credit support to the financial institution which advanced the loan proceeds.

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

         The indenture pursuant to which the senior subordinated notes have been issued permits the Company and its subsidiaries to incur additional indebtedness, including additional senior debt. Under the indenture, the Company may borrow unlimited additional amounts so long as after incurring such debt it meets a fixed charge coverage ratio for the most recent four fiscal quarters. Additionally, the indenture allows the Company to borrow and have outstanding additional amounts of indebtedness (even if it does not meet the required fixed charge coverage ratios), up to enumerated limits. The Company did not meet the fixed charge coverage ratio for the one-year period ended December 31, 2000. Accordingly, its ability to incur additional debt is currently limited under its indenture. The senior subordinated notes are also effectively subordinated in right of payment to all existing and future liabilities of any of its subsidiaries which do not guarantee the senior subordinated notes.

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

         The senior subordinated notes are redeemable, at the Company's option, in whole or in part, at any time after February 15, 2003, at the following redemption prices, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date: (i) 2003--104.063%; (ii) 2004--102.708%; (iii)
2005--101.354%; and (iv) 2006 and thereafter - 100%. Upon the occurrence of a change in control, the Company will be required to make an offer to repurchase all or any part of each holder's senior subordinated notes at a repurchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the repurchase date. There can be no assurance that the Company will have the financial resources necessary to purchase the senior subordinated notes upon a change in control or that such repurchase will then be permitted under the Credit Facility.

         Under the indenture, if the Company sells assets (other than inventory in the ordinary course of business or leases or assets subject to leases in the ordinary course of business) with a fair market value in excess of $2,000 or for net proceeds in excess of $2,000, the Company must comply with certain requirements. Additionally, the Company must use the proceeds from such asset sales, within 270 days after completion of the sales, to either permanently repay senior debt or to acquire other businesses or assets (or, if such proceeds are not used for these purposes, then such proceeds must be used to repurchase senior subordinated notes). Further, if the value of the assets sold exceeds $15,000, the Board of Directors must determine that the Company is receiving fair market value for the assets sold.

         The indenture contains certain other covenants that, among other things, limit the Company's ability and that of its subsidiaries to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, make investments, issue capital stock of subsidiaries, create certain liens securing indebtedness, enter into certain transactions with affiliates, sell assets or enter into certain mergers and consolidations or sell all or substantially all of the Company's assets.

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

         In connection with the acquisition of Caribe and AIDI, a subsidiary of the Company delivered to the sellers a promissory note in the original principal amount of $5,000, which was guaranteed by the Company. The note was payable over a two year period with an interest rate of 8% per annum. The first payment of $2,500 was made during March 1999 and the second payment of $2,500 was made during March 2000. See Note 8.

NOTE 8 - RELATED PARTY TRANSACTIONS

         The Company leased its former corporate headquarters and warehouse in Miami, Florida (the "Miami Property") from an entity controlled by certain stockholders of the Company. The lease on the Miami Property called for annual payments in the amount of $893 expiring on December 2, 2014. In connection with the purchase of the Miami Property by the related party, the Company made an unsecured $2,466 loan to the related party, which bears interest at 8% per annum. The loan was being repaid in monthly installments with any remaining outstanding principal and interest due on December 2, 2004. In January 2001, the loan was sold to a principal shareholder of the Company for 90% of the then outstanding principal balance of $2,006. In March 2001, the Miami Property was sold and the Company was relieved of its remaining obligations under the lease agreement.

         The Company also leases two facilities and periodically utilizes aircraft owned by an officer/director of the Company. Total expense incurred in relation to these items was $1,370 and $2,707 in 1999 and 2000, respectively. This same officer/director sold Caribe and AIDI to the Company in 1998. See
Note 2.

         Certain shareholders of the Company provided letters of credit in the aggregate amount of $8.0 million for the benefit of Bank of America, as agent under the Kellstrom Industries, Inc. senior credit facility, in connection with the Transaction.

         See Note 7 for a description of debt guarantees by certain officers, directors and principal stockholders in connection with a term loan to the Company. See Note 11 for a description of credit support provided by certain stockholders in connection with an amendment to an operating lease of the Company.

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

NOTE 9 - PREFERRED SHARE PURCHASE RIGHTS

         On November 2, 1999, the Company declared a dividend distribution of one Preferred Share Purchase Right (a "Right") on each outstanding share of its common stock. Each Right will entitle shareholders to buy one one-thousandth of a share of newly created Series A Junior Participating Preferred Stock of the Company at an initial exercise price of $90.00. In general, the Rights become exercisable if a person or group hereafter acquires 15% or more of the outstanding common stock of the Company or announces a tender offer for 15% or more of the common stock. The Board of Directors will in general be entitled to redeem the Rights at one percent per Right at any time before any such person hereafter acquires 15% or more of the outstanding common stock.

         In March 2000, the Company amended the rights agreement to allow one of its stockholders to acquire beneficial ownership of up to 25% of the outstanding shares of the Company. Simultaneously, the stockholder agreed not to engage in certain activities without the prior approval of a majority of the Company's disinterested board members. In December 2000, the rights agreement was further amended to allow the same stockholder to increase its beneficial ownership to up to 30% of the outstanding shares of the Company.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

LITIGATION AND CLAIMS

         Several lawsuits have been filed against the Company and certain of its officers and directors, and its auditors, in the United States District Court for the Southern District of Florida, which have now been consolidated into a single lawsuit. The consolidated complaint, as amended in March 2000 and in September 2000, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of, and Rule 10b-5 under, the Securities Exchange Act of 1934. Among other matters, the amended consolidated complaint alleges that the Company's reported financial results were materially misleading and violated generally accepted accounting principles. The amended consolidated complaint seeks damages and certification of two classes, one consisting of purchasers of the Company's common stock in the June 1999 public offering and one consisting of purchasers of the Company's common stock during the period between April 30, 1997 and April 14, 2000. The Company has filed a motion to dismiss the claims in the amended consolidated complaint. The Company believes that the allegations contained in the amended consolidated complaint are without merit and intends to vigorously defend these and any related actions. Nevertheless, unfavorable resolution of these lawsuits could have a material adverse effect on the Company in one or more future periods.

         The U.S. Securities and Exchange Commission is conducting an inquiry into the Company's accounting for certain transactions. The Company is cooperating with the SEC in its inquiry.

         On January 8, 1999, Paine Webber Incorporated filed in the Supreme Court of the State of New York a complaint against the Company and its subsidiary, Whitehall, alleging breach of contract claims and related claims against the Company and Whitehall and a tortious interference with a contract claim against the Company. This suit was settled in November 2000 for a non material amount.

         On June 24, 1998, Zantop International Airlines, Inc. filed an action against Aero Corp.-Macon, Inc., one of the Company's subsidiaries (which is now part of TIMCO), in the Superior Court of Bibb County, Georgia. The suit was for an unspecified amount of damages and certain equitable relief arising out of the July 1997 sale to Aero Corp.-Macon, Inc. (then a subsidiary of Whitehall) of certain assets used in connection with the operation of Aero Corp.-Macon, Inc. The nature of the action involved a contractual dispute relative to certain purchase price adjustments and inventory purchases. The Company settled the suit for a non material amount during July 2000.

         The Company is also involved in various lawsuits and other contingencies arising out of its operations in the normal course of business. In the opinion of management, the ultimate resolution of these claims and lawsuits will not have a material adverse effect upon the financial position or results of operations of the Company.

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

         Accrued expenses in the accompanying December 31, 1999 and 2000 consolidated balance sheets includes $3,148 and $1,702, respectively, related to obligations to remediate the environmental matters described above. Future information and developments will require the Company to continually reassess the expected impact of the environmental matters discussed above. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. These uncertainties include the extent of required remediation based on testing and evaluation not yet completed and the varying costs and effectiveness of remediation methods.

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

         The Company has a commitment with a vendor to convert one Airbus aircraft from passenger configuration to cargo configuration. The terms of the agreement specify that the Company has the right to terminate the agreement; however, the Company could be subject to a termination fee. The termination fee would be calculated as the unused costs incurred by the vendor plus a fee equal to 10% of such unused costs.

NOTE 11 - LEASES

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

         Substantially all of the Company's subsidiaries have guaranteed the Company's obligations under the lease. Additionally, the Company has an option to acquire the new facility at the end of the lease for an option price as determined in the lease. Alternatively, if the Company does not purchase the new facility at the end of the lease, it will be obligated to pay certain amounts as provided in the lease. Management estimates that the current fair value of the facilities exceeds the Company's purchase option. Accordingly, no accrual for the obligation has been recorded by the Company.

         Lease payments are currently at a rate of LIBOR plus 4.50% and the Company is responsible for all property taxes, insurance and maintenance of the property. The Company has subleased a portion of the facility to the purchaser of the Company's redistribution business (see Note 4). The sublease is for an initial term of five years with an additional option to renew for five consecutive five-year terms at market rates. Payments during the initial term are the lesser of $384 per month or the actual amount paid by the Company relating to the premises subleased. See
Note 4.

         The development of the new facility was financed by the trust through a $43,000 loan facility provided by a financial institution. Pursuant to the agreements entered into in connection with this financing, the Company was obligated to develop the new facility on behalf of the trust and was responsible for the timely completion thereof within an established construction budget. The Company and substantially all of its subsidiaries have guaranteed the repayment of $37,840 of the trust's obligations under the agreements. The trust's obligations under these agreements are secured by a lien on the real property and improvements comprising the facilities and on the fixtures therein. Further, the Company has posted an irrevocable letter of credit in favor of the trust in the amount of $9,000 to secure both its obligations under the lease and the trust's obligations under these agreements.

         The Company was not in compliance at December 31, 1999 and March 31, 2000 with certain of the financial covenants contained in the lease agreement. The lessor agreed to forbear in regards to these covenant violations and other matters until May 31, 2000 at which point in time the lease agreement was amended. The lease agreement was further modified effective June 25, 2000, September 30, 2000, November 28, 2000, December 31, 2000, February 14, 2001 and April 19, 2001. Under the terms of the April 19, 2001 amendment, two shareholders of the Company provided a guarantee in relation to the proceeds to be received from the sale of one of the leased buildings in an amount up to $1.0 million. Such guarantee expires January 2, 2002. As part of the amendment, the lessor has agreed to waive non-compliance with financial covenants, if any, through the period ended December 31, 2001. The Company will assess the accounting impact, if any, including the classification of the lease, as a result of this amendment during 2001.

         The Company leases certain buildings and office equipment under operating lease agreements. Two of the buildings are leased from related parties of the Company (see Note 8). For the years ended December 31, 1998, 1999 and 2000, rent expense under all leases amounted to $2,423, $8,112 and $8,090, respectively. Minimum rental commitments under all leases are as follows:

                                                    Operating Leases                     Capital Leases
                                         -----------------------------------------     ------------------
                                             To related
                                              parties            To third parties
                                         ------------------    -------------------
         Years Ending December 31,
    ----------------------------------
                    2001                          $    181               $ 10,808               $    432
                    2002                                --                 10,644                    432
                    2003                                --                 10,571                    432
                    2004                                --                 10,126                    432
                    2005                                --                  9,864                    432
                 Thereafter                             --                 78,293                  5,649
                To interest                             --                     --                 (3,779)
                                         ------------------    -------------------     ------------------
                                                  $    181               $130,306               $  4,030
                                         ==================    ===================     ==================

NOTE 12 - EARNINGS PER SHARE

         The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share" during 1997. SFAS 128 establishes standards for computing and presenting basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding during the year. Diluted earnings per share is based on the combined weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise of options and warrants. In computing diluted earnings per share, the Company has utilized the treasury stock method. The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows:

                                                                              Year Ended December 31,
                                                             -----------------------------------------------------------
                                                                  1998                 1999                 2000
                                                             ----------------     ----------------    ------------------
Weighted average shares outstanding used in
calculating basic earnings per share                                  12,277               13,906                15,015
Effect of dilutive options and warrants                                  419                  262                     -
                                                             ----------------     ----------------    ------------------
Weighted average common and common equivalent shares                  12,696               14,168                15,015
                                                             ================     ================    ==================
Options and warrants outstanding which are not
included in the calculation of diluted earnings per
share because their impact is antidilutive                                55                1,680                 2,247
                                                             ================     ================    ==================

         For business combinations accounted for as pooling of interests, earnings per share computations are based on the aggregate of the weighted-average outstanding shares of the constituent businesses, adjusted to equivalent shares of the surviving business for all periods presented.

NOTE 13 - INCOME TAXES

         Income tax expense (benefit) relating to continuing operations for the years ended December 31, 1998, 1999 and 2000 consists of the following:

                                                                              Year Ended December 31,
                                                             -----------------------------------------------------------
                                                                   1998                 1999                 2000
                                                             ----------------     ----------------    ------------------
Current
  Federal                                                            $ 2,483             $(13,430)              $ 2,328
  State                                                                1,174               (2,182)                1,020
                                                             ----------------     ----------------    ------------------
                                                                       3,657              (15,612)                3,348
                                                             ----------------     ----------------    ------------------
Deferred
  Federal                                                                703               14,395                 1,515
  State                                                                  (79)               4,221                   (53)
                                                             ----------------     ----------------    ------------------
                                                                         624               18,616                 1,462
                                                             ----------------     ----------------    ------------------
Income tax expense related to continuing operations                  $ 4,281             $  3,004               $ 4,810
                                                             ================     ================    ==================
                                                                              Year Ended December 31,
                                                             -----------------------------------------------------------
                                                                   1998                 1999                 2000
                                                             ----------------     ----------------    ------------------
Current
  Federal                                                            $13,751             $(15,285)              $ 2,370
  State                                                                2,899               (1,643)                1,260
                                                             ----------------     ----------------    ------------------
                                                                      16,650              (16,928)                3,630
                                                             ----------------     ----------------    ------------------
Deferred
  Federal                                                               (447)               3,964                 1,804
  State                                                                  (57)                (790)                   --
                                                             ----------------     ----------------    ------------------
                                                                        (504)               3,174                 1,804
                                                             ----------------     ----------------    ------------------
Income tax expense (benefit) related to continuing and
  discontinued operations                                            $16,146             $(13,754)              $ 5,434
                                                             ================     ================    ==================

         The tax effects of temporary differences that give rise to significant portions of net deferred tax assets as of December 31, 1999 and 2000 are as follows:

                                                                 December 31,
                                                     ------------------- -- ------------------
                                                            1999                  2000
                                                     -------------------    ------------------
Deferred tax assets, net:
  Allowance for doubtful accounts                              $  1,570              $ 12,523
  Accruals                                                        1,310                 8,951
  Writedown of investment                                         1,800                 1,800
  Inventories                                                    12,808                 2,354
  Property and equipment                                         (4,804)                  552
  Spare parts on lease                                           (1,161)                 (211)
  NOL/Credit carryforwards                                        1,642                62,070
  Other                                                          (9,298)               (3,925)
                                                     -------------------    ------------------
                                                                  3,867                84,114
Less:  valuation allowance                                       (2,405)              (84,114)
                                                     -------------------    ------------------
Net deferred tax assets                                        $  1,462              $     --
                                                     ===================    ==================

         As of December 31, 2000, the Company has net operating loss carry forwards of approximately $156,000 which begin to expire in 2020. The Company has established a valuation allowance to offset the net deferred tax assets that have resulted from items that will only be deductible when such items are actually incurred. The valuation allowance will be maintained until it is more likely than not that these net deferred tax assets will be realized.

         The reconciliation of the federal statutory rate and the Company's effective tax rate is as follows for the years ended December 31, 1998, 1999 and 2000:

                                                                  1998                 1999                 2000
                                                             ----------------     ----------------     ----------------
Federal income tax (benefit) at the statutory rate                35.0%                35.0%               (35.0%)
Increases (reductions) in tax rate resulting from:
  Losses not currently utilized                                                                             33.5
  Change in net deferred tax asset                                (5.4)                   -                  1.3
  State income taxes, net of federal tax benefit                   6.3                 28.1                  0.6
  Other                                                            1.5                   .7                  3.9
                                                             ----------------     ----------------     ----------------
Effective income tax (benefit) rate                               37.4%                63.8%                 4.3%
                                                             ================     ================     ================

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

         On November 11, 2000, the Company granted certain executive officers the option to purchase 375 shares of common stock (granted outside of any plan) at $3.3125 per share, with one third of the options vesting upon grant, one third of the options granted vesting on November 11, 2001 and one third of the options granted vesting on November 11, 2002.

         The following summarizes outstanding stock options:

                                                                                       Weighted
                                                                                        Average
                                                                   Total            Exercise Price
                                                             -------------------    ----------------
Outstanding at December 31, 1997                                     746               $  23.10
     Granted                                                         446                  27.93
     Cancelled                                                        (6)                 22.85
     Exercised                                                      (101)                 17.98
                                                             -------------------    ----------------
Outstanding at December 31, 1998                                   1,085                  24.15
     Granted                                                       1,127                  35.70
     Cancelled                                                       (70)                 24.95
     Exercised                                                      (200)                 25.87
                                                             -------------------    ----------------
Outstanding at December 31, 1999                                   1,942                  30.65
     Granted                                                         611                   4.20
     Cancelled                                                      (435)                 32.58
                                                             -------------------    ----------------
Outstanding at December 31, 2000                                   2,118               $  22.63
                                                             ===================    ================

Options exercisable:
At December 31, 2000                                               1,222               $  24.11
Available to grant under Plans at December 31, 2000                1,335

         The following table summarizes information about outstanding and exercisable stock options at December 31, 2000:

                                                 Outstanding                     Exercisable
                                          --------------------------    ------------------------------
                                              Weighted average                Weighted average
                                                         Remaining
                                                        contractual
                                                            life
           Range of exercise prices        Shares        (in years)       Shares        Exercise price
           --------------------------     ----------    ------------    -----------     --------------
            $  3.00  - $13.00                 718            9.4             331            $  6.73
               13.01 -  23.00                 265            6.1             109              17.92
               23.01 -  33.00                 386            7.3             384              26.10
               33.01 -  42.00                 749            8.5             398              38.37
           --------------------------     ----------    ------------    -----------     --------------
            $  11.00 - $42.00               2,118            8.3           1,222            $ 24.11
           ==========================     ==========    ============    ===========     ==============

         The Company accounts for the fair value of its option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" whereby no compensation cost related to stock options is deducted in determining net income (loss). Had compensation cost for the Company's stock option plans been determined pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net income and earnings (loss) per share would have decreased (increased) accordingly. Using the Black-Scholes option pricing model, the Company's pro forma net income (loss), pro forma earnings (loss) per share and pro forma weighted average fair value of options granted, with related assumptions, are as follows:

                                                                        Year Ended December 31,
                                                           ---------------------------------------------------
                                                               1998              1999               2000
                                                           --------------    --------------     --------------
     Pro forma net income (loss)                             $ 19,887         $ (26,934)        $(212,685)
     Pro forma basic earnings (loss) per share                  1.62             (1.94)           (14.16)
     Pro forma diluted earnings (loss) per share                1.57             (1.94)           (14.16)
     Risk free interest rates                                    5%               6%                 6%
     Expected lives                                         7-10 years        7-10 years        7-10 years
     Expected volatility                                        40%              62%               117%
     Weighted average grant date fair value                  $ 16.43          $  26.80          $    4.00
     Expected dividend yield                                     0%               0%                 0%

NOTE 15 - SAVINGS PLAN

         Effective January 1, 1995, the Company established a qualified defined contribution plan (the "Plan") for eligible employees. The Plan provides that employees may contribute up to the maximum percent of pretax earnings as allowed by the U.S. tax code and the Company may elect, at its discretion, to make contributions to the Plan in any year. The Company contributed approximately $810, $3,629 and $3,662 to the Plan in 1998, 1999, and 2000, respectively. The
Company does not provide retired employees with health or life insurance benefits.

NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED)

         In connection with the preparation of its consolidated financial statements for the year ended December 31, 1999, the Company identified several transactions which, after review, should not have been recorded as revenues in its books and records. Based upon these findings, in early February 2000, the Company's Board of Directors organized a special committee to review certain matters relating to the Company's accounting and sales practices. The committee retained outside professionals to conduct an in-depth review and investigation of these matters, which was concluded in April 2000.

         The Company concluded that seven 1999 transactions arising in its redistribution operation should have been accounted for as exchange transactions rather than as sales. The Company has also concluded that seven additional 1999 transactions arising in its redistribution operation should not have been recorded as sales due to certain contingencies associated with the transactions that had not been resolved at the date of the sales. In the aggregate, these 1999 transactions represented $32,719 of revenues of discontinued operations and $7,269 of gross margin of discontinued operations, representing approximately 4.8% and 6.5% of the revenues and gross margin for the 1999 fiscal year, respectively (including that of discontinued operations).

         During 2000, the Company recognized revenue related to the design and construction of specialized parts when services were performed. Effective December 31, 2000, such revenues are recognized when the manufactured units are delivered. Including the effects of this change, revenues of $22,000 previously recognized in the first three quarters of 2000 were reversed in the fourth quarter of 2000. Income (loss) from operations for each of the quarterly periods in the year ended December 31, 2000 was not affected by this change as no gross margin had been recognized in relation to these revenues.

         Results for the quarterly periods in the years ended December 31, 1999 (as reported and as reported, with adjustments) and 2000 are as follows:

                                                                       FIRST         SECOND        THIRD        FOURTH
                                                                      QUARTER       QUARTER       QUARTER       QUARTER
                                                                     ---------     ---------     ---------     ---------
                                                                           (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
1999, as reported:
Operating revenues                                                  $85,388       $92,493       $79,980      $113,892
Income (loss)from operations                                          5,077         7,294         4,759       (14,132)
Income (loss) from discontinued operations                            2,840         2,209         2,586       (32,356)
Net income (loss)                                                     7,917         9,503         7,345       (46,488)
Diluted income (loss) per share from continuing operations             0.39          0.55          0.31         (1.04)
Diluted income (loss) per share from discontinued operations           0.22          0.16          0.17         (2.32)
Diluted net income (loss) per share                                    0.61          0.71          0.48         (3.36)

                                                                       FIRST         SECOND        THIRD        FOURTH
                                                                      QUARTER       QUARTER       QUARTER       QUARTER
                                                                     ---------     ---------     ---------     ---------
                                                                           (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
1999, as reported with adjustments:
Operating revenues                                                   $ 85,388      $92,493      $79,980      $113,892
Income (loss)from operations                                            5,077        7,294        4,759       (14,132)
Income (loss) from discontinued operations                              1,820          886        1,940       (29,367)
Net income (loss)                                                       6,897        8,180        6,699       (43,499)
Diluted income (loss) per share from continuing operations               0.39         0.55         0.31         (1.04)
Diluted income (loss) per share from discontinued operations             0.14         0.06         0.13         (2.10)
Diluted net income (loss) per share                                      0.53         0.61         0.44         (3.14)

                                                                       FIRST         SECOND        THIRD        FOURTH
                                                                      QUARTER       QUARTER       QUARTER       QUARTER
                                                                     ---------     ---------     ---------     ---------
                                                                           (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
2000:
Operating revenues                                                   $101,876     $ 95,159     $ 81,252      $ 59,790
Income (loss)from operations                                            1,141      (17,883)     (27,720)      (71,411)
Income (loss) from discontinued operations                             (2,847)     (13,392)     (54,548)      (24,970)
Net income (loss)                                                      (1,606)     (31,275)     (82,268)      (96,481)
Diluted income (loss) per share from continuing operations               0.08        (1.19)       (1.85)        (4.76)
Diluted income (loss) per share from discontinued operations            (0.18)       (0.89)       (3.63)        (1.67)
Diluted net income (loss) per share                                     (0.10)       (2.08)       (5.48)        (6.43)

         See Note 3 for a discussion of the charges recorded in the fourth quarter of 1999 and 2000.

                                   SCHEDULE II

                     AVIATION SALES COMPANY AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED DECEMBER 31, 2000
                                 (In thousands)

                                        Balance at          Additions
                                       Beginning of      charged to cost                                          Balance at end
           Description                     Year            and expenses          Other           Deductions          of year
----------------------------------     --------------    ---------------    --------------     --------------     ---------------
Allowances for doubtful
accounts  receivable:
Year ended December 31,
1998                                         $ 3,847            $   670            $5,304(A)         $ 2,011(B)         $ 7,810
1999                                           7,810              4,995                --              3,212(B)           9,593
2000                                           9,593             20,343                --             22,482(B)           7,454

Reserves relating to
discontinued operations:
1998                                         $ 4,742            $ 2,283            $   --            $    --            $ 7,025
1999                                           7,025             24,833                --              3,673             28,185
2000                                          28,185             18,868                --             19,005(C)          28,048


         (A) Represents allowance for doubtful accounts acquired in purchase accounting.

         (B)      Represents accounts receivable written-off.

         (C)      Utilization of reserve upon disposition of business.

                                  EXHIBIT INDEX

EXHIBIT           DESCRIPTION

10.58             Stock Purchase Agreement, dated December 15, 2000

10.59             Amendment No. 5 and Waiver, dated as of April 17, 2001

10.60 Letter Agreement dated April 17, 2001, regarding $15.5 million term loan

10.61 Amendment and Consent Agreement No. 8 for Lease Agreement and Certain Other Operative Agreements

21.1              List of Subsidiaries of Registrant

23.1              Consent of Arthur Andersen LLP