Form 10-K/A
period 2000-12-31
AVIATION SALES CO
filed 2001-04-30
CIK 1012159

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

                             AVIATION SALES COMPANY
                             ----------------------
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                65-0665658
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

            3601 FLAMINGO ROAD,
             MIRAMAR, FLORIDA                               33027
(Address of principal executive offices)                  (Zip Code)

                                 (954) 538-8900
                         (Registrant's telephone number)

      Securities registered pursuant to Section 12(b) of the Exchange Act:

           TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH
                                                      REGISTERED
     -----------------------------             --------------------------
Common Stock, par value $.001 per share          New York Stock Exchange


      Securities registered pursuant to Section 12(g) of the Exchange Act:
      --------------------------------------------------------------------
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

                                PURPOSE OF FILING

         This Form 10-K/A to the 2000 Form 10-K of Aviation Sales Company (the "Company") is being filed to report the information required by Items 10, 11, 12 and 13 of Part III of Form 10-K.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

BOARD OF DIRECTORS

         The certificate of incorporation and bylaws of the Company presently provide for a board of directors divided into three classes, as nearly equal in size as possible, with staggered terms of three years. At the date of this report, the members of the Company's board of directors ("Board") and the expiration of their terms as directors are as follows:

                                                                                                      TERM
NAME                                     AGE                        POSITIONS                        EXPIRES
----------------------------------    ----------    -----------------------------------------     -------------
Dale S. Baker................            43         Chairman of the Board and CEO                     2002
Ben Quevedo..................            47         Director, President and COO                       2002
Harold M. Woody..............            55         Director and Executive Vice President             2000
Robert Alpert................            51         Director                                          2001
Sam Humphreys................            41         Director                                          2000
Roy T. Rimmer, Jr............            59         Director                                          2001
Steven L. Gerard.............            55         Director                                          2001
Philip B. Schwartz...........            47         Director and Corporate Secretary                  2001

BUSINESS EXPERIENCE

         DALE S. BAKER has been the Chief Executive Officer of the Company and its predecessors since February 1992. Mr. Baker was the Company's President from June 1996 until September 2000. Prior to joining the Company, Mr. Baker was Senior Vice President and Manager of GE Capital's Corporate Investment Finance Group. Mr. Baker has been a director since June 1996. See Item 13. Certain Relationships and Related Transactions.

         BEN QUEVEDO has been the President and Chief Operating Officer and a director of the Company since September 2000. From July 1998 until September 2000, Mr. Quevedo was the Senior Vice President of the Company. During this same period, Mr. Quevedo was President of the Company's maintenance and repair operations (July 1998 to September 2000) and President of the Company's distribution operations (April 2000 to November 2000). Prior to joining the Company, Mr. Quevedo was the principal shareholder and President of Caribe Aviation and Aircraft Interior Design. See Item 13. Certain Relationships and Related Transactions.

         HAROLD M. WOODY has been the Executive Vice President of the Company and its predecessors since February 1992. Additionally, Mr. Woody has been President of the Company's leasing operations since March 1997 and President of the Company's Aerocell Structures operation since October 2000. Mr. Woody has been a director since June 1996. See Item 13. Certain Relationships and Related Transactions.

         ROBERT ALPERT is a private investor. In addition to his investment in the Company, Mr. Alpert has invested significantly in business ventures in the marine, steel, environmental, waste and oil service industries. Mr. Alpert has been a director since June 1996. See Item 13. Certain Relationships and Related Transactions.

         SAM HUMPHREYS is a Co-Chief Executive Officer of Syntek Capital, A.G., which invests in and operates businesses in the wireless, broadband and advanced technologies fields. Mr. Humphreys is also a director of IFCO Systems. Mr. Humphreys has been a director since June 1996.

         STEVEN L. GERARD has been the Chief Executive Officer and a director of Century Business Services, Inc., a diversified services company providing professional outsourced business services, since October 2000. Prior thereto, from 1997 to October 2000 Mr. Gerard was the Chairman and Chief Executive Officer of Great Point Capital, Inc., a provider of operational and advisory services, and from 1991 to 1997, Mr. Gerard was Chairman and Chief Executive Officer of Triangle Wire and Cable, Inc. and its successor, Ocean View Capital, Inc., a manufacturer of insulated wire and cable. Mr. Gerard's prior experience includes 16 years in various senior corporate finance and banking positions with Citibank, N.A. and seven years with the American Stock Exchange. Mr. Gerard has been a director since September 2000 and also serves on the boards of directors of Fairchild Company, Inc. and Lennar Corporation.

         ROY T. RIMMER, JR. is the Chairman and Chief Executive Officer of Producers Pipeline Corporation, a transporter of crude oil and natural gas, and a private investor. Mr. Rimmer has been a director since January 2000.

         PHILIP B. SCHWARTZ is a shareholder in the Florida law firm of Akerman, Senterfitt & Eidson, P.A. Prior to joining Akerman Senterfitt in September 1995, Mr. Schwartz was a partner in the law firm of Broad and Cassel. Mr. Schwartz is a member of The Florida Bar and the American Bar Association and a former Chair of the Business Law Section of The Florida Bar. Akerman Senterfitt performs legal services for the Company. Mr. Schwartz has been a director since June 1998 and Corporate Secretary since March 1999. See Item 13. Certain Relationships and Related Transactions.

EXECUTIVE OFFICERS

         The following list reflects the executive officers of the Company as of the date of this report, the capacity in which they serve the Company, and when they assumed office:


                                                                                                      EXECUTIVE
NAME                                                        POSITIONS                               OFFICER SINCE
----------------------------------    -------------------------------------------------------    ---------------------
Dale S. Baker                         Chairman and Chief Executive Officer                       February 1992
Ben Quevedo                           President and Chief Operating Officer                      July 1998
Harold M. Woody                       Executive Vice President, President of leasing
                                      operations and Aerocell Structures                         February 1992
Michael C. Brant                      Vice President and Chief Financial Officer                 November 1999
Gary Eakins                           Vice President and Chief Legal Officer                     July 1998
Laura DeCespedes                      Vice President, Human Resources                            January 1999


BUSINESS EXPERIENCE

         DALE S. BAKER. See the biographical information contained in "Board of Directors" above.

         BEN QUEVEDO. See the biographical information contained in "Board of Directors" above.

         HAROLD M. WOODY. See the biographical information contained in "Board of Directors" above.

         MICHAEL C. BRANT has been Vice President and Chief Financial Officer of the Company since November 1999. Prior to joining the Company, from April 1999 to October 1999, Mr. Brant was a Vice President of Becker Financial Services. Prior thereto, for more than five years, Mr. Brant held senior financial positions at John Alden Life Insurance Company, the principal subsidiary of John Alden Financial Corporation. Prior to joining John Alden, Mr. Brant also held various positions, including senior manager, for a period of nine years, with Price Waterhouse.

         GARY EAKINS has been the Vice President and Chief Legal Officer of the Company since July 1998. Prior thereto, for more than five years, Mr. Eakins served as Vice President, Secretary and General Counsel of Southern Air Transport. Southern Air Transport filed for bankruptcy on October 1, 1998.

         LAURA DECESPEDES has been Vice President, Human Resources of the Company since January 1999. Prior to joining the Company, from September 1997 to December 1998, Ms. DeCespedes was the Vice President of Human Resources for Productivity Point International and, from June 1995 to September 1997, Ms. DeCespedes was Director of Field Human Resources for Sensormatic Electronics Corp.

FAMILY RELATIONSHIPS

         There are no family relationships between or among any of the directors and/or executive officers.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(d) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), during the Company's fiscal year ended December 31, 2000, and any Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any written representations referred to in subparagraph (b)(2)(i) of Item 405 of Regulation S-K, except as set forth below, no person who at any time during the fiscal year ended December 1, 2000, was a director, officer or, to the knowledge of the Company, a beneficial owner of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act failed to file on a timely basis, as disclosed in Forms 3, 4 and 5, reports required by
Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2000. The Company has been advised that each of the Company's officers and directors were late in making one required filing for 2000.

ITEM 11. EXECUTIVE COMPENSATION.

         The following table sets forth information about the compensation paid or accrued during 2000, 1999 and 1998 to the Company's Chief Executive Officer and to each of the Company's four other most highly compensated executive officers whose aggregate direct compensation exceeded $100,000.

                                                         ANNUAL COMPENSATION
                                            ----------------------------------------------
                                                                                                 OTHER
                                                                SALARY          BONUS            ANNUAL
NAME AND PRINCIPAL POSITION                     YEAR             ($)             ($)          COMPENSATION
----------------------------------------    -------------    ------------    -------------    ------------
Dale S. Baker                                   1998         263,797           197,848             (1)
Chief Executive Officer                         1999         550,000                --             (1)
                                                2000         550,000                --             (1)

Harold M. Woody                                 1998         236,029           177,021              --
Executive Vice President                        1999         249,164                --              --
                                                2000         252,915                --              --

Ben Quevedo                                     1998         149,760           122,511              --
President and Chief Operating                   1999         350,000                --              --
Officer                                         2000         350,000                --              --

Michael C. Brant                                1999          11,538                --              --
Chief Financial Officer                         2000         232,667           120,000

Gary Eakins                                     1998          69,173            20,625              --
Chief Legal Officer                             1999         168,300                --              --
                                                2000         173,155                --              --

---------------------------

    (1) Mr. Baker also receives $5,000 per year for life insurance premiums. See "Employment Agreements" below.

         No long-term compensation awards were made to management during the three years ended December 31, 2000.

         In April 2001, in connection with various cost cutting initiatives being undertaken by the Company, each of the Company's senior management took a voluntary pay cut in an amount equal to between 15% and 20% of their base salary.

OPTION GRANTS DURING LAST FISCAL YEAR

         The following table sets forth information concerning options to purchase shares of common stock granted during the fiscal year ended December 31, 2000 to those persons named in the Summary Compensation Table above.

                                                                                                       POTENTIAL REALIZABLE
                                                                                                         VALUE AT ASSUMED
                                                                                                          ANNUAL RATES OF
                                                                                                            STOCK PRICE
                                                                                                           APPRECIATION
                                                                                                        FOR OPTION TERM (1)
                                                                                                    ----------------------------
                           NUMBER OF
                             SHARES           % OF TOTAL
                           UNDERLYING       OPTIONS GRANTED       EXERCISE
                            OPTIONS          TO EMPLOYEES           PRICE          EXPIRATION         5% ($)          10% ($)
NAME                        GRANTED         IN FISCAL YEAR        ($/SHARE)           DATE
--------------------     ---------------    ----------------    --------------    --------------    ------------    ------------
Dale S. Baker.......        150,000              24.6%              3.31            11/10/10         581,748         884,230
Harold M. Woody.....         25,000               4.1%              5.00             9/13/10          96,958         147,372
Ben Quevedo.........        125,000              20.5%              3.31            11/10/10         485,178         737,448
Michael C. Brant....        100,000              16.4%              3.31            11/10/10         387,832         589,487
Gary Eakins.........         5,000                .8%               5.00             9/13/10          19,392          29,474

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


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

         The following table sets forth information concerning the exercise of stock options to purchase common stock during the 2000 fiscal year and the value of unexercised stock options to purchase common stock at the end of the 2000 fiscal year for the persons named in the Summary Compensation Table above.

                                       NUMBER OF                          SHARES UNDERLYING              VALUE OF UNEXERCISED
                                         SHARES           VALUE               NUMBER OF                  IN-THE-MONEY OPTIONS
                                      ACQUIRED  ON      REALIZED        UNEXERCISED OPTIONS AT          AT FISCAL YEAR-END ($)
NAME                                  EXERCISE             ($)             FISCAL YEAR-END           EXERCISABLE/UNEXERCISABLE (1)
----------------------------------    -------------    ------------    -------------------------    -------------------------------
Dale S. Baker.................             --              --              348,333/216,667                      0/0
Harold M. Woody...............             --              --               70,000/50,000                       0/0
Ben Quevedo...................             --              --              183,333/141,666                      0/0
Michael C. Brant..............             --              --               50,000/75,000                       0/0
Gary Eakins...................             --              --               13,333/7,666                        0/0

-------------------------

(1) Computed based upon the difference between the closing price of common stock at December 31, 2000, and the exercise price. All options were out-of-the-money on December 31, 2000, and no value has been assigned to options that are not in-the-money.

COMPENSATION OF DIRECTORS

         Each director who is not an employee of Company receives an annual retainer fee at the rate of $12,000 per year for serving in such capacity. In addition, each director who is not an employee of the Company receives $1,000 for each meeting of the Board of Directors attended and $1,000 for each committee meeting attended.

         All directors receive on an annual basis mandatory stock option grants under the 1996 Director Stock Option Plan for serving on the Board. Five-year options to purchase 5,000 shares of common stock are automatically granted to each director on July 1 of each year, at an option exercise price equal to the closing price of the common stock on such date. All such options are immediately exercisable on the date of grant. Additionally, directors appointed to the Board are each granted five-year options to purchase 10,000 shares of common stock at the time they are appointed to the Board, at an option exercise price equal to the closing price of the common stock on the date of their appointment to the Board.

         In February 2001, the Board granted options to purchase an aggregate of 300,000 shares of the Company's common stock to four of the Company's outside directors for special services provided to the Company by such directors during 2000.

EMPLOYMENT AGREEMENTS

         The Company has an employment agreement with Dale S. Baker. The employment agreement provides for an annual base salary of $550,000 (to be increased annually by a cost of living adjustment). In addition, the Company provides Mr. Baker with all employee benefits available under benefit plans established by the Company (including the Company's 1999 EBITDA Plan under which Mr. Baker can earn an incentive bonus of between 50% and 125% of his base salary), and pays Mr. Baker an additional sum of $5,000 per year for insurance premiums to maintain a whole life insurance policy. The agreement provides for a term expiring on January 1, 2002.

         The Company has an employment agreement with Harold M. Woody. The agreement provides for an annual base salary of $212,500 (to be increased annually by a cost of living adjustment). In addition, the Company provides Mr. Woody with all employee benefits available under benefit plans established by the Company, including the Company's 1997 EBITDA Compensation Plan under which Mr. Woody can earn an incentive bonus of between 20% and 250% of his base salary. The agreement currently runs for successive one-year periods unless the Company terminates the agreement upon six months' prior written notice, or Mr. Woody terminates the agreement upon three months' prior written notice.

         The Company has an employment agreement with Ben Quevedo. The employment agreement provides for an annual base salary of $350,000 (to be increased annually by a cost of living adjustment). In addition, the Company provides Mr. Quevedo with all employee benefits available under benefit plans established by the Company, including the Company's 1999 EBITDA Plan under which Mr. Quevedo can earn an incentive bonus of between 50% and 125% of his base salary. The agreement provides for a term expiring on January 1, 2002.

         Further, each of the above-described employment agreements provide for a car allowance and for certain benefits in the event of a "change of control."

         Section 162(m) of the Internal Revenue Code generally disallows an income tax deduction to public companies for compensation over $1.0 million paid in a year to any one of the chief executive officer or the four most highly compensated other executive officers, to the extent that this compensation is not "performance based" within the meaning of Section 162(m). As a result of this limitation, we cannot provide assurance that all of the compensation paid to our executive officers in the future will be deductible.

STOCK OPTION PLANS

         The Company has two stock option plans (the "Plans"). Pursuant to the 1996 Director Stock Option Plan (the "Director Plan"), options to acquire a maximum of the greater of 150,000 shares or 2% of the number of shares of common stock then outstanding may be granted to directors of the Company. Pursuant to the 1996 Stock Option Plan (the "1996 Plan"), options to acquire a maximum of the greater of 2,250,000 shares of common stock or 15% of the number of shares of common stock then outstanding may be granted to executive officers, employees (including employees who are directors), independent contractors and consultants of the Company. At December 31, 2000, options to purchase 1,043,000 shares at exercise prices ranging from $5.00 per share to $39.50 were currently outstanding under the Plans, of which options to purchase 864,000 shares were immediately exercisable. Additionally, options to purchase an additional 279,500 shares were granted under the 1996 Plan in February 2001, at an exercise price of $4.53 per share.

         The compensation committee administers both Plans. The compensation committee determines which persons will receive options and the number of options to be granted to such persons. The Director Plan also provides for annual mandatory grants of options to directors. See "Compensation of Directors" above. The compensation committee also interprets the provisions of the Plans and makes all other determinations that it deems necessary or advisable for the administration of the Plans.

         Pursuant to the Plans, the Company may grant Incentive Stock Options ("ISOs") as defined in Section 422(b) of the Internal Revenue Code of 1986, as amended, (the "Code"), and Non-Qualified Stock Options ("NQSOs"), not intended to qualify under Section 422(b) of the Code. The price at which shares of the Company's common stock may be purchased upon the exercise of options granted under the Plans will be required to be at least equal to the per share fair market value of the common stock on the date the particular options are granted. Options granted under the Plans may have maximum terms of not more than 10 years and are not transferable, except by will or the laws of descent and distribution. None of the ISOs under the Plans may be granted to an individual owning more than 10% of the total combined voting power of all classes of stock issued by us unless the purchase price of the common stock under such option is at least 110% of the fair market value of the shares issuable on exercise of the option determined as of the date the option is granted, and such option is not exercisable more than five years after the grant date.

         Generally, options granted under the Plans may remain outstanding and may be exercised at any time up to three months after the person to whom such options were granted is no longer employed or retained by the Company or serving on the Board.

         Pursuant to the Plans, unless otherwise determined by the compensation committee, one-third of the options granted to an individual are exercisable upon grant, one-third are exercisable on the first anniversary of such grant and the final one-third are exercisable on the second anniversary of such grant. However, options granted under the Plans shall become immediately exercisable if the holder of such options is terminated by the Company or is no longer a director of the Company, as the case may be, subsequent to certain events, which are deemed to be a "change in control" of the Company. A "change in control" of the Company generally is deemed to occur when (a) any person becomes the beneficial owner of or acquires voting control with respect to more than 20% of the Common Stock (or 35% if such person was a holder of common stock on July 2, 1996, the effective date of our initial public offering); (b) a change occurs in the composition of a majority of the Board during a two-year period, provided that a change with respect to a member of the Board shall be deemed not to have occurred if the appointment of a member of the Board is approved by a vote of at least 75% of the individuals who constitute the then existing Board of Directors; or (c) the stockholders approve the sale of all or substantially all of the Company's assets.

         ISOs granted under the Plans are subject to the restriction that the aggregate fair market value (determined as of the date of grant) of options that first become exercisable in any calendar year cannot exceed $100,000.

         The Plans provide for appropriate adjustments in the number and type of shares covered by the Plans and options granted thereunder in the event of any reorganization, merger, recapitalization or certain other transactions involving the Company.

         The Company has also granted options to certain of its executive officers outside of any plan. Options to purchase 375,000 shares at an exercise price of $3.31 were granted outside of the Plans in November 2000 (125,000 of which are currently exercisable), and options to purchase 700,000 shares at an exercise price of $40.63 were granted outside of the Plans in January 1999 (408,000 of which are currently exercisable).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During the last fiscal year, no members of the Company's compensation committee are or were current or former employees of the Company. Except as set forth in Item 13. Certain Relationships and Related Transactions, during the last fiscal year there were no material transactions between the Company and any of the members of the compensation committee.

COMMITTEES OF THE BOARD; MEETINGS OF THE BOARD AND COMMITTEES

         The Board has the responsibility for establishing broad corporate policies and for the overall performance of the Company. Standing committees of the Board are the audit committee and the compensation committee. The Board has no executive or nominating committee or any committees performing such functions. During 2000, the Board held 12 meetings and acted 13 times by written consent. All directors attended at least 75% of the meetings held, except Mr. Humphreys, who attended 73% of the meetings held.

         Audit Committee

         The audit committee is responsible for providing independent objective oversight of the Company's accounting functions and internal controls. It oversees the financial reporting process on behalf of the Board, reviews the Company's financial disclosures, and meets privately, outside the presence of management, with the independent auditors to discuss the Company's internal accounting control policies and procedures. The audit committee reports on these meetings to the Board. The audit committee also considers and recommends the selection of the Company's independent auditors, reviews the performance of the independent auditors in the annual audit and in assignments unrelated to the audit, and reviews the independent auditors' fees. The audit committee operates under a written charter adopted by the Board. The members of the audit committee are Steven L. Gerard, Sam Humphreys and Philip B. Schwartz. While the audit committee did not formally meet during 2000, the audit committee has held two meetings (to date) during 2001.

         Compensation Committee

         The compensation committee reviews and approves compensation policies and practices for all elected corporate executive officers and fixes the total compensation of the Chief Executive Officer. The compensation committee also administers the 1996 Plan and Director Plan. The members of the compensation committee are Robert Alpert and Sam Humphreys. During 2000, the compensation committee did not meet.

         Special Investigation Committee

         During 2000, the Board organized a special committee to investigate certain matters relating to the Company's sales and accounting practices. The members of the special committee were Robert Alpert, Sam Humphreys and Roy T. Rimmer, Jr. The special committee hired independent counsel to assist it in its investigation. For information regarding the committee's investigation, see Item
6. Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations. The special committee met on three occasions during 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of the date of this report, certain information regarding the common stock owned of record or beneficially by: (1) each person who owns more than 5% of the outstanding common stock, (2) each director and named executive officer of the Company, and (3) all directors and executive officers as a group. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission, and includes generally voting power and/or investment power with respect to securities. Shares of common stock subject to options currently exercisable or exercisable within 60 days of the date of this report are deemed outstanding for purposes of computing the percentage beneficially owned by the person holding the options, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person.

                                                                         SHARES BENEFICIALLY
                                                                              OWNED (1)
                                                ----------------------------------------------------------------------
                                                                                               APPROXIMATE
NAME                                                        NUMBER                             PERCENTAGE
--------------------------------------------    --------------------------------    ----------------------------------
Robert Alpert (2)..........................                   3,199,400                           20.8%
Lacy J. Harber (3).........................                   4,218,400                           27.6%
Roy T. Rimmer, Jr. (4).....................                   4,120,900                           27.2%
Dimensional Fund Advisors, Inc. (5)........                     910,257                           6.1%
George F. Baker and Richard Nye (6)........                     973,774                           6.5%
Dale S. Baker (7)..........................                     514,333                           3.4%
Harold M. Woody (8)........................                     189,800                           1.3%
Sam Humphreys (9)..........................                      80,000                             *
Steven L. Gerard (10)......................                      10,000                             *
Philip B. Schwartz (11)....................                      78,900                             *
Ben Quevedo (12)...........................                     524,472                           3.4%
Michael C. Brant (13)......................                      52,000                             *
Gary Eakins (14)...........................                      13,333                             *
All directors and executive officers as a
group - 11 persons (15)....................                   8,799,806                           53.0%

-----------------------------------------------
*        Less than one percent

(1) Unless otherwise indicated, each person named in the table has the sole voting and investment power with respect to the shares beneficially owned. Further, unless otherwise noted, the address for each person named in this table is c/o the Company.

(2) Shares are primarily owned of record by entities controlled by Mr. Alpert. Also includes (i) vested options to purchase 130,000 shares (105,000 at exercise prices ranging from $4.53 per share to $6.06 per share and 25,000 at exercise prices ranging from $19.00 per share to $39.50 per share) and (ii) a warrant to purchase 250,000 shares at an exercise price of $4.00 per share. See Item 13. Certain Relationships and Related Transactions.

(3) Shares are owned of record by LJH Corporation, which is wholly-owned by Mr. Harber. LJH has granted a proxy with respect to the voting of these shares to Roy T. Rimmer, Jr., and as a result Mr. Rimmer is also deemed to beneficially own these shares for U.S. securities law purposes. Also includes warrants to purchase: (i) 250,000 shares at an exercise price of $4.00 per share, and (ii) 25,000 shares at an exercise price of $3.63 per share. See Item 13. Certain Relationships and Related Transactions.

(4) Mr. Rimmer shares the power to vote the 3,943,400 shares owned by LJH Corporation. See Note 3 above. Also includes 62,500 shares owned by an entity controlled by Mr. Rimmer and vested options to purchase an aggregate of 115,000 shares (105,000 shares at exercise prices ranging from $4.53 per share to $6.06 per share and 10,000 at an exercise price of $15.31 per share).

(5) As of December 31, 2000, based upon a Schedule 13G filed with the Securities and Exchange Commission on February 2, 2001. The address shown in the Schedule 13G is 1299 Ocean Avenue, 11th Floor, Santa Monica, California.

(6) Information to the Company's knowledge based upon the reporting persons last filings with the SEC with regard to their interest in the Company. Includes shares owned by Baker Nye, L.P. and Cambridge Capital Fund, L.P. The reporting persons' address is 767 Fifth Avenue, Suite 2800, New York, New York.

(7) Includes vested options to purchase 348,333 shares (55,000 at exercise prices ranging from $3.31 per share to $6.06 per share and 293,333 at exercise prices ranging from $19.00 to $40.63 per share). Excludes unvested options to purchase 100,000 shares at an exercise price of $3.31 per share and 116,667 shares at an exercise price of $40.63 per share.

(8) Includes vested options to purchase 70,000 shares (20,000 at exercise prices ranging from $4.39 per share to $6.06 per share and 50,000 at prices ranging from $19.00 per share to $39.50 per share). Excludes unvested options to purchase 30,000 shares at prices ranging from $4.39 per share to $5.00 per share and 20,000 shares at an exercise price of $20.00 per share.

(9) Vested options to purchase: (i) 55,000 shares at exercise prices ranging from $4.53 per share to $6.06 per share, and (ii) 25,000 shares at exercise prices ranging from $19.00 per share to $39.50 per share.

(10) Vested options to purchase 10,000 shares at an exercise price of $5.00 per share.

(11) Includes vested options to purchase: (i) 55,000 shares at exercise prices ranging from $4.53 per share to $6.06 per share, and (ii) 20,000 shares at exercise prices ranging from $37.00 per share to $39.50 per share.

(12) Includes: (i) vested options to purchase 41,667 shares at an exercise price of $3.31 per share, (ii) vested options to purchase 141,667 shares at exercise prices ranging from $35.25 per share to $40.63 per share, and (iii) a warrant to purchase 250,000 shares at an exercise price of $4.00 per share. See Item 13. Certain Relationships and Related Transactions. Excludes unvested options to purchase 83,333 shares at an exercise price of $3.31 per share and 58,333 shares at an exercise price of $40.63 per share.

(13) Includes vested options to purchase 33,333 shares at an exercise price of $3.31 per share, and (ii) vested options to purchase 16,667 shares at an exercise price of $18.00 per share. Excludes unvested options to purchase 66,667 shares at an exercise price of $3.31 per share and 8,333 shares at an exercise price of $18.00 per share.

(14) Vested options to purchase 3,333 shares at prices ranging from $4.39 per share to $5.00 per share, and (ii) vested options to purchase 10,000 shares at an exercise price of $37.44 per share. Excludes unvested options to purchase 6,667 shares at exercise prices ranging from $4.39 per share to $5.00 per share and an option to purchase 1,000 shares at an exercise price of $20.00 per share.

(15) Includes vested options and warrants to purchase an aggregate of 1,591,667 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         As of December 2, 1994, the Company entered into a 20-year lease with Aviation Properties, a Delaware general partnership ("Aviation Properties"), pursuant to which the Company leased its former corporate headquarters and warehouse in Miami, Florida (the "Miami Property"). The Company was obligated to make annual payments under such lease in the amount of approximately $893,000. Aviation Properties was an entity controlled by Robert Alpert, a director and principal stockholder of the Company. In connection with the purchase of the Miami Property, the Company loaned Aviation Properties $2.5 million and the loan was being repaid with interest at the rate of 8% per annum. In January 2001, the Company sold the loan to Lacy Harber, a principal stockholder of the Company, for 90% of the then outstanding balance of $2.0 million. In March 2001, the Miami Property was sold and the Company was relieved of its remaining obligations under the lease agreement.

         During 1999, 2000 and 2001, the Company leased certain real property from entities controlled by Ben Quevedo, an officer and director of the Company. These facilities were utilized as the headquarters of two of the Company's maintenance, repair and overhaul operations. The Company has subsequently moved out of these facilities, although it remains liable on the leases. The Company recently subleased one of these facilities and is currently taking actions to defray its obligations under the second lease. During 1999 and 2000, the Company also utilized aircraft owned by an entity controlled by Mr. Quevedo. Payments for all of these items were $1.4 million in 1999 and $2.7 million in 2000.

         In February 2001, the Company obtained a term loan from a financial institution. See Note 7 to Consolidated Financial Statements. In connection with obtaining the term loan, four individuals provided credit support to the financial institution that advanced the loan. In return for providing credit support, each of these individuals (or entities under their control) were granted warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $4.00 per share. Those providing credit support to the financial institution included Ben Quevedo, an executive officer and director of the Company, Robert Alpert, a director and principal stockholder of the Company and Lacy Harber, a principal stockholder of the Company.

         Mr. Schwartz is a shareholder in Akerman, Senterfitt & Eidson, P.A., which has in the past and continues to perform significant legal services for the Company. The fees paid by the Company to Akerman, Senterfitt & Eidson, P.A. for legal services rendered are no greater than those that would be charged to the Company by an unrelated third party law firm.

         In January 2000, the Company loaned Mr. Baker $250,000, payable with interest equal to the rate being paid by the Company from time to time on its senior loan. The loan was unsecured. In April 2001, the Board determined to pay Mr. Baker a bonus in an amount which allows him to repay his promissory note due to the Company and the taxes related thereto.

         In April 2000, the Company loaned Mr. Woody $250,000 payable in one year or upon the sale of certain shares of Japan Fleet Services Singapore (PTE) Ltd. that have been pledged to secure the loan. The note bears interest equal to the rate being paid by the Company from time to time on its senior loan.

         The Company believes that the terms of the above-described related party transactions were no less favorable than could be obtained from unaffiliated third parties.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIATION SALES COMPANY
(Registrant)


BY: /s/ Dale S. Baker                                            April 30, 2001
-------------------------------------------
Dale S. Baker, Chairman and
Chief  Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE AND TITLE                                           DATE:
       -------------------                                           -----

/s/ Dale S. Baker                                                April 30, 2001
-------------------------------------------
Dale S. Baker
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Ben Quevedo                                                  April 30, 2001
-------------------------------------------
Ben Quevedo
President, Chief Operating Officer
and Director

/s/ Michael C. Brant                                             April 30, 2001
-------------------------------------------
Michael C. Brant
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
                                                                 April 30, 2001
/s/ Robert Alpert
-------------------------------------------
Robert Alpert
Director

/s/ Sam Humphreys                                                April 30, 2001
-------------------------------------------
Sam Humphreys
Director

/s/ Philip B. Schwartz                                           April 30, 2001
-------------------------------------------
Philip B. Schwartz
Director

/s/ Roy T. Rimmer, Jr.                                           April 30, 2001
-------------------------------------------
Roy T. Rimmer, Jr.
Director

/s/ Steven L. Gerard                                             April 30, 2001
-------------------------------------------
Steven L. Gerard
Director

/s/ Harold M. Woody                                              April 30, 2001
-------------------------------------------
Harold M. Woody
Director