Form 10-Q
period 2001-03-31
AVIATION SALES CO
filed 2001-05-21
CIK 1012159

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the transition period from _____________ to _____________

                          Commission File No. 1-11775

                             AVIATION SALES COMPANY
             (Exact name of registrant as specified in its charter)


                DELAWARE                            65-0665658
     (State or other jurisdiction of               (IRS Employer
     incorporation or organization)             Identification No.)

           3601 FLAMINGO ROAD
            MIRAMAR, FLORIDA                           33027
(Address of principal executive offices)            (Zip Code)

     Registrant's telephone number, including area code: (954) 538-8900


     Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such
filing requirements for the past 90 days. YES [X] NO [   ]

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,015,317 shares of common stock, $.001 par value per share, were outstanding as of May 17, 2001.

                    AVIATION SALES COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  December 31,               March 31,
                                                                     2000                      2001
                                                              ---------------            ---------------
                                                                                            (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                         $     --                   $  1,155
  Accounts receivable, net                                            67,558                     65,943
  Inventories                                                         53,115                     58,160
  Deferred income taxes                                                   --                         --
  Other current assets                                                10,784                      8,219
                                                              ---------------            ---------------
     Total current assets                                            131,457                    133,477
                                                              ---------------            ---------------

Equipment on lease, net                                                5,749                      2,300
Fixed assets, net                                                     65,770                     63,859
Amounts due from related parties                                       1,792                         --

OTHER ASSETS:
  Goodwill, net                                                       41,390                     40,803
  Deferred financing costs, net                                        5,928                      9,007
  Notes receivable from KAV Inventory, LLC                            29,400                     29,400
  Net assets of discontinued operations                                3,479                      6,401
  Other assets                                                        15,646                     15,581
                                                              ---------------            ---------------
     Total other assets                                               95,843                    101,192
                                                              ---------------            ---------------
     Total assets                                                   $300,611                   $300,828
                                                              ===============            ===============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    AVIATION SALES COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (Continued)

                                                                                     December 31, 2000             March 31, 2001
                                                                                    -------------------          ------------------
                                                                                                                   (Unaudited)
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable                                                                           $  30,214                   $  43,282
  Accrued expenses                                                                              27,725                      12,375
  Current maturities of notes payable                                                               29                       1,717
  Current maturities of capital lease obligations                                                  178                         178
  Revolving loan                                                                                35,959                      36,100
  Customer deposits                                                                              7,559                      11,093
  Other                                                                                          5,120                       6,484
                                                                                    -------------------          ------------------
     Total current liabilities                                                                 106,784                     111,229
                                                                                    -------------------          ------------------
  Senior subordinated notes                                                                    164,345                     164,368
  Notes payable, net of current portion                                                         16,498                      24,961
  Capital lease obligations, net of current portion                                              3,852                       3,819
  Deferred income                                                                                   36                          36
  Other long-term liabilities                                                                    2,204                       2,204
                                                                                    -------------------          ------------------
     Total long-term liabilities                                                               186,935                     195,388
                                                                                    -------------------          ------------------

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.01 par value, 1,000,000 shares authorized, none outstanding, 15,000 shares designated Series A Junior
     Participating                                                                                  --                          --
  Common stock, $.001 par value, 30,000,000 shares authorized,
     15,015,317 shares issued and outstanding at December 31,
     2000 and March 31, 2001                                                                        15                          15
  Additional paid-in capital                                                                   150,288                     152,824
  Retained deficit                                                                            (143,411)                   (158,628)
                                                                                    -------------------          ------------------
     Total stockholders' equity (deficit)                                                        6,892                      (5,789)
                                                                                    -------------------          ------------------
     Total liabilities and stockholders' equity (deficit)                                    $ 300,611                   $ 300,828
                                                                                    ===================          ==================

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                    AVIATION SALES COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (Unaudited)

                                                                                For the Three Months Ended
                                                                                           March 31,
                                                                            --------------------------------------
                                                                                  2000                  2001
                                                                            -----------------    -----------------
Operating revenues:
      Sales, net                                                                  $ 99,687              $ 77,701
      Other                                                                          2,104                 3,886
                                                                            -----------------    -----------------
                                                                                   101,791                81,587
Cost of sales                                                                       83,453                82,165
                                                                            -----------------    -----------------
Gross profit                                                                        18,338                  (578)
Operating expenses                                                                  11,300                 8,412
                                                                            -----------------    -----------------
      Income (loss) from operations                                                  7,038                (8,990)
Interest expense and other                                                           5,263                 6,486
                                                                            -----------------    -----------------
      Income (loss) before income taxes, equity
           income of affiliate and discontinued
           operations                                                                1,775               (15,476)
Income tax expense                                                                     727                    37
                                                                            -----------------    -----------------
      Income (loss) before equity income of affiliate
           and discontinued operations                                               1,048               (15,513)
Equity income of affiliate                                                              93                    --
                                                                            -----------------    -----------------
       Income (loss) from continuing operations                                      1,141               (15,513)
Discontinued operations:
       Operations, net of income taxes                                              (2,747)                   --
       Income on disposal, net of income taxes                                          --                   296
                                                                            -----------------    -----------------
Net loss                                                                          $ (1,606)             $(15,217)
                                                                            -----------------    -----------------

Basic earnings (loss) per share:
       Income (loss) from continuing operations                                   $   0.08              $  (1.03)
       Income (loss) from discontinued operations                                    (0.19)                 0.02
                                                                            -----------------    -----------------
       Net loss                                                                   $  (0.11)             $  (1.01)
                                                                            -----------------    -----------------

Diluted earnings (loss) per share:
        Income (loss) from continuing operations                                  $   0.08              $  (1.03)
        Income (loss) from discontinued operations                                   (0.19)                 0.02
                                                                            -----------------    -----------------
        Net loss                                                                  $  (0.11)             $  (1.01)
                                                                            -----------------    -----------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    AVIATION SALES COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (Unaudited)

                                                                                 For the Three Months Ended
                                                                                          March 31,
                                                                            -----------------    -----------------
                                                                                  2000                  2001
                                                                            -----------------    -----------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                                    $  (1,606)                $ (15,217)
  Adjustments to reconcile net loss to
     net cash used in operating activities:
     Depreciation and amortization                                                3,647                     3,846
     Proceeds from sale of equipment on lease,
       net of gain                                                                  876                        --
     Provision for doubtful accounts                                                812                       492
     Equity income of affiliate, net of income taxes                                (93)                       --
     Deferred income taxes                                                          252                        --
     (Increase) decrease in accounts receivable                                 (18,950)                    1,120
     Increase in inventories                                                    (18,727)                   (1,709)
     Decrease in other current assets                                             2,817                     2,565
     (Increase) decrease in other assets                                          1,890                      (466)
     Increase in accounts payable                                                 6,851                    13,071
     Decrease in accrued expenses                                                (1,688)                  (10,453)
     Decrease in other liabilities                                               (1,044)                       --
                                                                            -----------------    -----------------
                  Net cash used in continuing
                      operating activities                                      (24,963)                   (6,751)
                                                                            -----------------    -----------------
        Net cash provided by (used in) discontinued
          operations                                                              6,863                    (1,962)
                                                                            -----------------    -----------------
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases of fixed assets                                                      (4,180)                     (677)
  Sale of note receivable to related party                                           26                     1,793
  Investment in joint venture                                                    (2,000)                       --
  Proceeds from disposition of affiliate                                          4,000                        --
                                                                            -----------------    -----------------
       Net cash provided by (used in) investing
               activities                                                        (2,154)                    1,116
                                                                            -----------------    -----------------
CASH FLOW FROM FINANCING ACTIVITIES:
  Borrowings of amounts under senior debt facility                               98,992                   108,141
  Repayment of amounts under senior debt facility                              (100,559)                 (107,753)
  Proceeds of term loan                                                          15,500                    10,000
  Payments on equipment loans                                                       (48)                      (97)
  Payments on notes payable                                                      (3,450)                       --
  Payments on capital leases                                                        (23)                      (32)
  Payments of deferred financing costs                                           (2,085)                   (1,507)
                                                                            -----------------    -----------------
       Net cash provided by financing
              activities                                                          8,327                     8,752
                                                                            -----------------    -----------------

Net (decrease) increase in cash and cash equivalents                            (11,927)                    1,155
Cash and cash equivalents, beginning of period                                   21,431                        --
                                                                            -----------------    -----------------
Cash and cash equivalents, end of period                                      $   9,504                 $   1,155
                                                                            -----------------    -----------------
SUPPLEMENTAL DISCLOSURE OF NON CASH
  FINANCING ACTIVITIES:
     Value of warrants issued in connection with
        origination of term loan recorded as deferred
        financing costs                                                       $   1,079                 $   2,536
                                                                            -----------------    -----------------
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
     Interest paid                                                            $  12,869                 $   9,845
                                                                            -----------------    -----------------
     Income taxes paid                                                        $     253                 $      --
                                                                            -----------------    -----------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   AVAIATION SALES COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2001
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Aviation Sales Company ("ASC" or the "Company") is a Delaware corporation, which through its subsidiaries provides aircraft maintenance, repair and overhaul services to commercial passenger airlines, air cargo carriers, aircraft leasing companies, maintenance and repair facilities and aircraft parts redistributors throughout the world. During 2000, the Company sold substantially all of the assets of its parts redistribution operation, its new parts distribution operation and its manufacturing operations. The results of operations for these businesses are included in the accompanying condensed consolidated statements of operations as discontinued operations. See Note 2 for further discussion.

     The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2000 financial statements and the notes thereto included in the Company's Form 10-K (File No. 001-11775).

     In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of its operations and cash flows for the three month periods ended March 31, 2000 and 2001. The results of operations and cash flows for the three month period ended March 31, 2001 are not necessarily indicative of the results of operations or cash flows which may be reported for the year ending December 31, 2001.

ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Principal estimates made by the Company include the estimated losses on disposal of discontinued operations, the allowance to reduce inventory to the lower of cost or net realizable value, the estimated profit recognized as aircraft maintenance, design and construction services are performed, the allowance for doubtful accounts and notes receivable, medical benefit accruals, the estimated fair value of the facilities under operating lease, and the allowances for litigation and environmental costs. A principal assumption made by the Company is that inventory will be utilized and realized in the normal course of business and may be held for a number of years.

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

                   AVAIATION SALES COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2001
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

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

LIQUIDITY

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4, the Company was not in compliance at March 31, 2000 with certain of the financial covenants contained in the Company's credit agreement with its senior lenders and certain of the lease agreements to which the Company is a party. On May 31, 2000, the Company amended and restated its senior credit facility and amended certain of its lease agreements. These agreements were further amended on June 25, 2000, September 30, 2000, November 28, 2000, February 14, 2001,
April 17, 2001 and May 21, 2001. As discussed in Note 2, during 2000 the
Company sold substantially all of the assets of its parts redistribution operation, new parts distribution operation and manufacturing operations.
The proceeds from these sales were used to repay senior indebtedness. In addition, in February 2000, the Company borrowed $15,500 under a supplemental term loan with the financial institution that is the agent for the revolving credit facility and in February 2001, the Company borrowed $10,000 under a term loan from a second financial institution. The proceeds from these loans were used to repay senior indebtedness and for working capital. The revolving credit facility and the $15,500 term loan mature in July 2002 and the $10,000 term loan matures in August 2002. As a result of the above transactions, the outstanding balance on the revolving credit facility was reduced from $268,013 as of March 31, 2000 to $36,100 as of March 31, 2001 .

     As of May 18, 2001, the Company has $3,658 of availability for borrowing under its revolving credit facility. The Company has also recently closed (on a temporary basis) one of its maintenance, repair and overhaul ("MR&O") facilities, consolidated the operations of one of its component overhaul businesses from two facilities to one, reduced its headcount at certain of its other MR&O facilities and implemented salary and benefit reductions that effected virtually all employees in order to lower its operating expenses. The Company is also actively considering selling one or more additional operations, or selling additional securities, in order to

                   AVAIATION SALES COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2001
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

repay additional debt and to fund the working capital requirements of its operations. While the Company expects to be able to meet its working capital requirements from its available resources, there can be no assurance that the Company will have sufficient working capital to meet its obligations. The Company incurred net losses for the years ended December 31, 1999 and 2000 and for the quarter ended March 31, 2001 and required cash to fund its operating activities for the years ended December 31, 1999 and 2000 and for the quarter ended March 31, 2001. As a result of these matters, the Company's auditors have issued their opinion on the December 31, 2000 consolidated financial statements with a going concern modification. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.   DISCONTINUED OPERATIONS

     In September 2000, the Company completed the sale of substantially all of the assets of its manufacturing operations for $40,299, after post-closing adjustments and excluding transaction expenses. The cash proceeds of the sale were used to repay senior indebtedness.

     In December 2000, the Company completed the sale to another redistributor (the "Purchaser") of substantially all of the assets and business of its redistribution operation in a series of transactions intended to constitute a single transaction (the "Transaction"). The aggregate purchase price received in the Transaction was $156,400, approximately $127,000 of which was paid in cash ($122,000 after payment of transaction expenses). The net proceeds of the Transaction were used to repay senior indebtedness. As part of the Transaction, the Company acquired a 50% interest in a limited liability company, KAV Inventory, LLC ("KAV") organized by the Purchaser and the Company. Substantially all of the aircraft and engine spare parts inventory and the engine inventory of the Company's redistribution operation, as well as certain rotable parts inventories from two of the Company's MR&O operations, were sold to KAV for 89% of the closing date book value of such inventory ($148,600, subject to post-closing adjustments). Compensation for the sale of inventory was comprised of cash of approximately $105,000 and two subordinated notes, each in the principal amount of $13,700, and one subordinated note in the principal amount of $15,700. The notes bear interest at 14% per annum and are subordinated in all respects to KAV's institutional financing. In addition, the Company posted an $8,500 letter of credit to secure, in part, KAV's institutional financing. Further, the Company and the Purchaser each advanced $2,300 to KAV to allow it to pay fees and costs relating to its institutional financing. The Company and the Purchaser will receive reimbursement of these advances after payment of the institutional financing and prior to repayment of the senior subordinated notes.

     KAV's sole business is the liquidation of the inventory it acquired from the Company. KAV entered into an agreement to consign all of its inventories to the Purchaser. The Transaction agreement specifies that all of the proceeds from sales of the inventory, less a consignment commission to the Purchaser of 20%, will be used to pay interest and principal on KAV's institutional debt. After the institutional debt is paid in full, proceeds from the sale of inventory will be used to reimburse the Company and the Purchaser for advances made to KAV to allow it to pay fees and costs relating to its institutional financing and thereafter to pay interest and principal on the two $13,700 notes. Interest and principal on the $15,700 note will be paid from the remaining proceeds from the sale of inventory, less a 35% consignment commission to the Purchaser. Under the Transaction agreement, the Company has approval rights relating to the sale price of certain inventory. After considering a third-party appraisal of the inventory and projections of cash distributions in accordance with the Transaction agreement, management believes the total amount of the notes of $29,400 will be fully realized. Interest income on the notes will be deferred and recognized as collected following collection of all outstanding principal amounts. The projections of cash distributions to the Company are highly dependent upon the timing of the sales and the sale prices obtained by the Purchaser for KAV's inventory.

     The second component of the Transaction consisted of a sale of certain non-inventory assets of the redistribution operation, including one of the $13,700 subordinated notes described above, net of certain payables assumed by the Purchaser, for approximately $21,500, all of which was paid in cash. Under the terms of the Transaction, the Purchaser has the right after one year from the date of the Transaction to require the Company to

                   AVAIATION SALES COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2001
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

repurchase receivables sold in accordance with the Transaction to the extent they remain uncollected. As of May 10, 2001, $8,768 of receivables sold pursuant to the Transaction had not been collected by the Purchaser. In addition, the purchase price for the sale of inventory and non-inventory assets is subject to post-closing adjustments as set forth in the agreements. The Purchaser has indicated that post-closing adjustments would result in a reduction in the aggregate consideration received pursuant to the Transaction of approximately $4,500. The Company has notified the Purchaser of its intention to dispute their calculation of post-closing adjustments and the proposed reduction in consideration. While there can be no assurance, the Company does not believe that the resolution of this dispute or the amount of receivables which the Company may ultimately be obligated to repurchase will have a material impact on the Company's financial position or results of operations.

     In addition, as part of the sale of the redistribution operation as described above, the Purchaser leased a facility and certain furniture, fixtures and equipment used in the redistribution operations for a one-year period. The Purchaser has an option to acquire these assets during the term of the lease and after one year the Company has an option to require the Purchaser to acquire the assets, which can be extended by the Purchaser for six months under certain circumstances. The Company also entered into a sublease agreement relating to the redistribution operation's warehouse and corporate headquarters facility for a five-year period, with the right to renew for five consecutive five-year periods at a market rental rate. The Company also entered into a non-competition agreement whereby the Company is restricted from engaging in the redistribution business for a period of up to five years. In addition, the Company entered into a cooperation agreement under which it agreed to provide repair services for the KAV parts inventory and the Purchaser's parts inventory and the Purchaser agreed to supply parts to the Company's MR&O operations.

     In December 2000, the Company completed the sale of the stock of its subsidiary, Aviation Sales Bearings Company, which operates the Company's Dixie Aerospace Bearings new parts distribution operation. In the transaction, the Company received net aggregate consideration of $17,700 inclusive of debt assumed by the purchaser. The net cash proceeds from the sale, which approximated $13,500, was used to reduce outstanding senior indebtedness. Also, as part of the transaction, the Company retained certain accounts receivable and inventories. Such retained assets are being sold and collected pursuant to consignment and collection agreements executed with the purchaser. The Company anticipates that the liquidation of these assets will provide additional consideration as these receivables are collected and inventory is sold.

     The net income (loss) of these operations prior to their respective disposal dates net of income taxes is included in the accompanying condensed consolidated statements of operations under "discontinued operations". Previously issued financial statements have been changed to reflect those operations as discontinued operations. Revenues from such operations were $84,192 for the three months ended March 31, 2000.

                   AVAIATION SALES COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2001
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

3.   INVESTMENTS IN AFFILIATES

     During 1994, Whitehall obtained a 40% ownership interest in a joint venture involved in the development of aircraft-related technology for an initial investment of $1. The Company accounts for its investment in the joint venture under the equity method. In 1994, Whitehall loaned $2,000 to the joint venture, which is evidenced by a promissory note, which accrues interest at a maximum rate of 5% per annum. Principal and accrued interest became due on January 5, 1999. During February 2000, management elected to convert the then outstanding note and accrued interest balance into a capital contribution. During May 2000, the Company liquidated its investment in the joint venture.


     In August 1999, the Company obtained a 50% interest in a limited liability corporation that designs, manufactures and installs an FAA approved conversion kit that converts certain Boeing 727 aircraft from passenger configuration to cargo configuration. The initial investment was $2,500. During 2000, the Company invested an additional $3,734 in the form of cash advances and services. The Company accounts for this investment under the equity method.

4.   NOTES PAYABLE AND REVOLVING LOAN

     Prior to May 31, 2000, the Company had a revolving loan and letter of credit facility (the "Credit Facility") of $300,000 with a group of financial institutions. Effective May 31, 2000, the Credit Facility was amended and the commitment was reduced to $285,000. Following the sales of businesses described above, the commitment was reduced to $75,000. The Credit Facility expires in July 2002. The Credit Facility has been amended on several occasions since May 31, 2000, and most recently on May 21, 2001. Interest under the Credit Facility is, at the option of the Company, (a) prime plus 3.0%, or (b) LIBOR plus 4.5%. Borrowings under the Credit Facility are secured by a lien on substantially all of the Company's assets and the borrowing base consists primarily of certain of the Company's receivables and inventory.

     The Credit Facility contains certain financial covenants regarding the Company's financial performance and certain other covenants, including limitations on the amount of annual capital expenditures and the incurrence of additional debt, and provides for the suspension of borrowing and repayment of all debt in the event of a material adverse change in the business of the Company or a change in control as defined. A default under the Credit Facility could potentially result in a default under other agreements to which the Company is a party, including its lease agreements. In addition, the Credit Facility requires mandatory repayments and a reduction in the total commitment under the Credit Facility from the proceeds of a sale of assets or an issuance of equity or debt securities or as a result of insufficient collateral to meet the borrowing base requirements thereunder. To the extent the Credit Facility remains outstanding as of certain dates, the Company is committed to pay incremental financing fees as follows: June 30, 2001 - $1,000, August 14, 2001 - 2% of outstanding commitment less $1,000, November 14, 2001 - 2% of outstanding commitment and February 14, 2002 - 2% of outstanding commitment. At May 18, 2001, $3,658 was available for borrowing under the Credit Facility and outstanding letters of credit aggregated $30,128.

     In February 2000, the Company executed a $15,500 term loan with the financial institution that is the agent under the Credit Facility. The term loan is senior secured debt; bears interest at 12% per annum, contain financial covenants, which are consistent with the Credit Facility, and matures in July 2002. Principal payments of $500 per month are due beginning in January 2002 with a final principal payment of $12,000 due in July 2002. Under the term loan agreement, the Company also granted the lender common stock purchase warrants to purchase 129

                   AVAIATION SALES COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2001
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

shares of the Company's common stock exercisable for nominal consideration at any time until December 31, 2005. If the term loan is not repaid in full, the warrants entitle the holder to require the Company to repurchase the warrants or common shares issued upon prior exercise of the warrants at $8.50 per share. The lender has not required the Company to repurchase any warrants through March 31, 2001. The Company has recorded the value of these warrants ($1,079) as additional deferred financing costs and is amortizing this amount to interest expense over the term of the loan.

     In February 2001, the Company obtained a $10,000 term loan from a financial institution. The term loan is senior secured debt, bears interest at LIBOR plus 2% and matures in August 2002. The proceeds of the term loan were used to pay the semi-annual interest payment on the senior subordinated notes in February 2001 of $6,704 and for working capital purposes. In connection with the term loan, the Company issued warrants to purchase 250 shares of its unissued common stock at an exercise price of $4.00 per share to each of four individuals, two of whom are officers and/or directors of the Company and one of whom is a principal stockholder of the Company. Each of these individuals provided credit support to the financial institution, which advanced the loan proceeds. The Company has recorded the value of these warrants ($2,536) as additional deferred financing costs and is amortizing this amount to expense over the term of the loan.

SENIOR SUBORDINATED NOTES

     In February 1998, the Company sold $165,000 of senior subordinated notes with a coupon rate of 8.125% at a price of 99.395%. The proceeds of the sale were used to repay all amounts then outstanding under the Credit Facility and to fund the cash requirements related to certain acquisitions. The senior subordinated notes mature on February 15, 2008. Interest is payable on February 15 and August 15 of each year. The senior subordinated notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt, including indebtedness outstanding under the Credit Facility and under facilities, which may replace the Credit Facility in the future. In addition, the senior subordinated notes are effectively subordinated to all secured obligations to the extent of the assets securing such obligations, including the Credit Facility.

     The indenture pursuant to which the senior subordinated notes have been issued permits the Company and its subsidiaries to incur additional indebtedness, including additional senior debt. Under the indenture, the Company may borrow unlimited additional amounts so long as after incurring such debt it meets a fixed charge coverage ratio for the most recent four fiscal quarters. Additionally, the indenture allows the Company to borrow and have outstanding additional amounts of indebtedness (even if it does not meet the required fixed charge coverage ratios), up to enumerated limits. The Company did not meet the fixed charge coverage ratio for the one-year period ended March 31, 2001. Accordingly, its ability to incur additional debt is currently limited under its indenture. The senior subordinated notes are also effectively subordinated in right of payment to all existing and future liabilities of any of its subsidiaries which do not guarantee the senior subordinated notes.

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

     The senior subordinated notes are redeemable, at the Company's option, in whole or in part, at any time after February 15, 2003, at the following redemption prices, plus accrued and unpaid interest and liquidated

                   AVAIATION SALES COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2001
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

damages, if any, to the redemption date: (i) 2003--104.063%; (ii) 2004-- 102.708%; (iii) 2005--101.354%; and (iv) 2006 and thereafter - 100%. Upon the occurrence of a change in control, the Company will be required to make an offer to repurchase all or any part of each holder's senior subordinated notes at a repurchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the repurchase date. There can be no assurance that the Company will have the financial resources necessary to purchase the senior subordinated notes upon a change in control or that such repurchase will then be permitted under the Credit Facility.

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

                    AVIATION SALES COMPANY AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2001
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


5.   COMMITMENTS AND CONTINGENCIES

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

     The Company owns a parcel of real estate on which the Company previously operated an electronics business. The Company is currently assessing environmental issues with respect to this property. When the Company

                    AVIATION SALES COMPANY AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2001
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

acquired Whitehall, its environmental consultants estimated that remediation costs relating to this property could be up to $1,000.

     Accrued expenses in the accompanying December 31, 2000 and March 31, 2001 condensed consolidated balance sheets includes $1,702 and $1,666, respectively, related to obligations to remediate the environmental matters described above. Future information and developments will require the Company to continually reassess the expected impact of the environmental matters discussed above. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. These uncertainties include the extent of required remediation based on testing and evaluation not yet completed and the varying costs and effectiveness of remediation methods.

OTHER MATTERS

     The Company has employment agreements with certain of its officers and key employees. The employment agreements provide that such officers and key employees may earn bonuses, based upon a sliding percentage scale of their base salaries, provided the Company achieves certain financial operating results, as defined. Further, certain of these employment agreements provide for certain severance benefits in the event of a change of control.

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

     On December 17, 1998, the Company entered into an operating lease for its build-to-suit corporate headquarters and warehouse facility with Wells Fargo, as successor to First Security Bank, National Association, as trustee of a newly created trust, as lessor. The lease has an initial term of five years and is a triple net lease with annual rent as provided in the lease. The lease contains financial covenants regarding the Company's financial performance and certain other affirmative and negative covenants, which it will be obligated to comply with during the term of the lease.

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

     Lease payments are currently at a rate of LIBOR plus 4.50% and the Company is responsible for all property taxes, insurance and maintenance of the property. The Company has subleased a portion of the facility to the purchaser of the Company's redistribution business (see Note 2). The sublease is for an initial term of five years with an additional option to renew for five consecutive five-year terms at market rates. Payments during the initial term are the lesser of $384 per month or the actual amount paid by the Company relating to the premises subleased.

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

                    AVIATION SALES COMPANY AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2001
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

Further, the Company has posted an irrevocable letter of credit in favor of the trust in the amount of $9,000 to secure both its obligations under the lease and the trust's obligations under these agreements.

     The lease agreement has been amended on several occasions. Under the terms of the April 19, 2001 amendment, two shareholders of the Company provided a guarantee in an amount up to $1.0 million. As part of the amendment, the lessor has agreed to waive non-compliance with financial covenants, if any, through the period ended December 31, 2001. During the second quarter of 2001, the Company will assess the accounting impact, if any, including the classification of the lease, as a result of this amendment.

     The Company's lease for its previous corporate headquarters called for annual lease payments in the amount of $893 and expired on December 2, 2014. The Company was relieved of its remaining obligations under the lease for its previous corporate headquarters upon the sale of the building in March 2001.

6.   EARNINGS PER SHARE

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows:

                                                                   For the Three Months Ended
                                                                           March 31,
                                                               --------------------------------
                                                                    2000              2001
                                                               --------------     -------------
          Weighted average common shares outstanding
            used in calculating basic earnings per share               15,015            15,015
          Effect of dilutive options                                       --                --
                                                               --------------     -------------
          Weighted average common and common
            equivalent shares outstanding used in
            calculating diluted earnings per share                     15,015            15,015
                                                               ==============     =============
          Options and warrants outstanding which are not
            included in the calculation of diluted
            earnings per share because their impact
            is antidilutive                                             1,952             2,947
                                                               ==============     =============

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     UNLESS THE CONTEXT OTHERWISE REQUIRES, REFERENCES TO "AVIATION SALES," "WE," "OUR" AND "US" IN THIS QUARTERLY REPORT ON FORM 10-Q INCLUDES AVIATION SALES COMPANY AND ITS SUBSIDIARIES. THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS OR MAY CONTAIN FORWARD-LOOKING STATEMENTS, SUCH AS STATEMENTS REGARDING OUR STRATEGY AND ANTICIPATED TRENDS IN THE INDUSTRY IN WHICH WE OPERATE. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON OUR CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATING TO OUR OPERATIONS AND RESULTS OF OPERATIONS, COMPETITIVE FACTORS, SHIFTS IN MARKET DEMAND, AND OTHER RISKS AND UNCERTAINTIES, INCLUDING, IN ADDITION TO THOSE DESCRIBED BELOW AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q, OUR ABILITY TO CONTINUE TO GENERATE SUFFICIENT WORKING CAPITAL TO MEET OUR OPERATING REQUIREMENTS, OUR MAINTAINING GOOD WORKING RELATIONSHIPS WITH OUR VENDORS AND CUSTOMERS, COMPETITIVE PRICING FOR OUR PRODUCTS AND SERVICES, OUR ABILITY TO ACHIEVE GROSS PROFIT MARGINS AT WHICH WE CAN BE PROFITABLE, INCLUDING MARGINS ON SERVICES WE PERFORM ON A FIXED PRICE BASIS, COMPETITION IN THE AIRCRAFT MR&O MARKET, OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL IN OUR BUSINESSES, UTILIZATION RATES FOR OUR MR&O FACILITIES, OUR ABILITY TO EFFECTIVELY INTEGRATE FUTURE ACQUISITIONS, OUR ABILITY TO EFFECTIVELY MANAGE OUR BUSINESS, ECONOMIC FACTORS WHICH AFFECT THE AIRLINE INDUSTRY AND CHANGES IN GOVERNMENT REGULATIONS. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM RESULTS EXPRESSED OR IMPLIED IN ANY FORWARD-LOOKING STATEMENTS MADE BY US IN THIS QUARTERLY REPORT ON FORM 10-Q. WE DO NOT UNDERTAKE ANY OBLIGATION TO REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR CIRCUMSTANCES.

     The following discussion and analysis should be read in conjunction with the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on
Form 10-K, as amended, for the year ended December 31, 2000 (the "Form 10-K").

RECENT DEVELOPMENTS

     We believe that we will meet our working capital requirements during 2001 from funds available under our revolving credit agreement, from our operations and from sales of one or more of our operations, individual assets or our securities. However, there can be no assurance of this fact. Because of our current financial situation, our auditors have included a going concern modification in their audit report regarding our 2000 financial statements.

     In December 2000, we completed the sale of our Dixie Aerospace Bearings new parts distribution operation and our redistribution operation and in September 2000 we completed the sale of our manufacturing operation and three of the A-300 aircraft which we owned. For the terms of these transactions, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K.

     As a result, in part, of the anticipated reduced volume of services to be provided to a customer which filed for bankruptcy as referred to above and in an effort to reduce operating expenses, in March 2001 we temporarily closed our Oscoda, Michigan heavy airframe maintenance facility and reduced headcount at certain of our other MR&O facilities. We also consolidated our Aircraft Interior Design operation into a single facility in Dallas, Texas.

In addition, in April 2001, we implemented salary and benefit reductions that affected virtually all employees. These initiatives, which reduced our total headcount by approximately 400, are expected to reduce our operating expenses by approximately $22.0 million to $25.0 million on an annual basis.

RESULTS OF OPERATIONS

     Operating revenues consist primarily of service revenues and sales of materials consumed while providing services, net of allowances for returns. Cost of sales consists primarily of labor, materials, freight charges and commissions to outside sales representatives.

     Our operating results have fluctuated in the past and may fluctuate significantly in the future. Many factors affect our operating results, including:

          . decisions made regarding sales of our assets to reduce our debt,

          . timing of repair orders and payments from large customers,

          . competition from other third party MR&O service providers,

          . the number of airline customers seeking repair services at any time,

          . the impact of fixed pricing on gross margins and our ability to accurately project our costs in a dynamic environment,

          . our ability to fully utilize our hangar space dedicated to maintenance and repair services,

          . the volume and timing for 727 cargo conversions and the impact during future periods on airline use of both the 727 fleet type and JT8D engines (both of which are older models) as a result of increased fuel costs and interest rates,

          . our ability to attract and retain a sufficient number of mechanics to perform the maintenance, overhaul and repair services requested by our customers, and

          . the timeliness of customer aircraft arriving for scheduled maintenance.

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

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

     Operating revenues from continuing operations for the three months ended March 31, 2001 decreased $20.2 million, or 19.8%, to $81.6 million for the three months ended March 31, 2001, from $101.8 million for the three months ended March 31, 2000. This decrease is due primarily to a decrease in revenues from our heavy airframe maintenance operations. This decrease was generally caused by a reduction in market opportunities and increased competition that spread outsourced aircraft maintenance among a larger group of providers. In addition, revenues decreased due to the temporary closure of our Oscoda, Michigan heavy aircraft maintenance facility, impacts of fixed pricing and a change in the timing of revenue recognition in relation to the design and construction of specialized parts effective December 31, 2000. In addition, revenue for one of our aircraft component MR&O operations declined $3.4 million due to a reduction in market opportunities and the effects of reduced working capital availability.

     Gross profit decreased $18.9 million, or 103.2%, to $(0.6) million for the three months ended March 31, 2001, compared with $18.3 million for the three months ended March 31, 2000. The decrease in gross profit is primarily attributable to the reduction in revenue described above relative to our primarily fixed cost structure and the impact of fixed pricing on certain of the heavy airframe maintenance operations. As a result of the reduced revenues and market opportunities, during the first quarter, we closed and consolidated certain facilities and reduced headcount at each of our operations resulting in an aggregate reduction of approximately 400 employees, or approximately 10% of the workforce. In addition, in April 2000 we implemented salary and benefit reductions that affected virtually all employees. These initiatives are expected to reduce our operating expenses by approximately $22.0 million to $25.0 million on an annual basis. In addition, we incurred losses of $1.3 million during the beginning of the first quarter of 2001 associated with the start-up of operations at one of our heavy airframe maintenance facilities for a new program that began at the end of 2000. Gross profit as a percentage of operating revenues decreased to (0.7)% for the three months ended March 31, 2001, from 18.0% for the three months ended March 31, 2000.

     Operating expenses decreased $2.9 million or 25.6% to $8.4 million for the three months ended March 31, 2001, compared with $11.3 million for the three months ended March 31, 2000. Operating expenses as a percentage of operating revenues were 10.3% for the three months ended March 31, 2001, compared to 11.1% for the three months ended March 31, 2000. The reduction in operating expenses is primarily attributable to the decrease in revenues described above and a reduction in legal and professional expenses incurred from period to period. Included in operating expenses for the three months ended March 31, 2001 are charges associated with the temporary closure of the Oscoda, Michigan facility and the consolidation of operations of Aircraft Interior Design into a single facility in Dallas, Texas of approximately $1.0 million.

     Interest expense and other for the three months ended March 31, 2001 increased by $1.2 million or 23.2% to $6.5 million, from $5.3 million for the three months ended March 31, 2000. This increase is primarily attributable to an increase in amortization of deferred financing fees resulting from the significant bank fees incurred during 2000, an additional $1.5 million in fees charged in relation to the February 14, 2001 amendment to the Revolving Credit Facility and $2.5 million in deferred financing fees associated with the term loan borrowed in February 2001. In addition, interest expense increased primarily due to the $10.0 million term loan borrowed in February 2001.

     As a result of the above factors, income (loss) from continuing operations before income taxes and equity income of affiliate for the three months ended March 31, 2001 was a loss of $15.5 million, compared to income of $1.8 million for the three months ended March 31, 2000.

     Income from discontinued operations, which includes the results of operations of the businesses sold during 2000, was a loss of $2.7 million for the three months ended March 31, 2000 as compared to income of $0.3 million for the three months ended March 31, 2001.

     Net loss for the three months ended March 31, 2001 was $15.2 million ($1.01 per diluted share), compared to a loss of $1.6 million, or $0.11 per diluted share, for the three months ended March 31, 2000. Weighted average common and common equivalent shares outstanding (diluted) were 15.0 million during the three months ended March 31, 2000 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

  LIQUIDITY

     As of March 31, 2001, we had outstanding indebtedness of approximately $231.1 million (excluding letters of credit), of which $61.6 million was senior debt and $169.5 million was other indebtedness. As of March 31, 2000, we had $453.1 million of outstanding indebtedness. Our ability to make payments of principal and interest will depend upon our future operating performance, which will be subject to economic, financial, competitive and other factors beyond our control. The level of our indebtedness is also important due to:

       .  our vulnerability to adverse general economic and industry conditions,

        . our ability to obtain additional financing for future working capital expenditures, general corporate and other purposes, and

        . the dedication of a substantial portion of our future cash flow from operations to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations and future business opportunities.

     In prior years, we relied primarily upon significant borrowings under our credit facility, and sales of our securities, including our senior subordinated notes, to satisfy our funding requirements relating to acquisitions of several businesses and to finance the growth of our business. During 2000 and 2001 to date, we have relied upon borrowings under our credit facility and the proceeds of term loans obtained, along with the proceeds from our asset sales, to meet our working capital requirements. We cannot assure you that financing alternatives will be available to us in the future to support our existing operations' working capital requirements. We are actively considering selling one or more additional operations or additional securities to meet working capital requirements and to continue to reduce our debt.

  CASH

     Cash and cash equivalents increased from zero as of December 31, 2000 to $1.2 million as of March 31, 2001. Net cash used in continuing operating activities during the three months ended March 31, 2001 and 2000 was $6.8 million and $25.0 million, respectively. The decrease was primarily the result of a reduction in the growth of our inventory and accounts receivable balances. Cash provided by (used in) investing activities during the three months ended March 31, 2001 and 2000 was $1.1 million and $(2.2) million, respectively. The cash provided by investing activities for the three months ended March 31, 2001 primarily related to the sale of a note receivable to an affiliate coupled with an initiative to reduce capital expenditures associated with tooling investments in our MR&O operations and equipment purchases. Cash provided by financing activities for the three months ended March 31, 2001 and 2000 was $8.8 million and $8.3 million, respectively. Cash provided by financing activities for the three months ended March 31, 2001 is primarily comprised of the proceeds of a $10.0 million term loan executed in February 2001, net of payments of deferred financing costs.

  SENIOR CREDIT FACILITIES

     Prior to May 31, 2000, we had a revolving loan and letter of credit facility (the "Credit Facility") of $300.0 million with a group of financial institutions. Effective May 31, 2000, the Credit Facility was amended and the commitment was reduced to $285.0 million. Following the asset sales described above, the commitment was reduced to $75.0 million. The Credit Facility expires in July 2002. The Credit Facility has been amended on several occasions since May 31, 2000, and most recently on May 21, 2001. Interest under the Credit Facility is, at our option, (a) prime plus 3.0%, or (b) LIBOR plus 4.5%. As of March 31, 2000 and March 31, 2001, the outstanding balance on the Credit Facility was $268.0 million and $36.1 million, respectively. Borrowings under the Credit Facility are secured by a lien on substantially all of our assets and the borrowing base primarily consists of certain of our receivables and inventory.

     The Credit Facility contains certain financial covenants regarding our financial performance and certain other covenants, including limitations on the amount of annual capital expenditures and the incurrence of additional debt, and provides for the suspension of the Credit Facility and repayment of all debt in the event of a material adverse change in the business or a change in control. In addition, the Credit Facility requires mandatory repayments from the proceeds of a sale of assets or an issuance of equity or debt securities or as a result of insufficient collateral to meet the borrowing base requirements there under. To the extent the Credit Facility remains outstanding as of certain dates, we are committed to pay incremental financing fees as follows: June 30, 2001 - $1.0 million, August 14, 2001 - 2% of outstanding commitment less $1.0 million, November 14, 2001 - 2% of outstanding commitment and February 14, 2002 - 2% of outstanding commitment.

     In February 2000, we obtained a $15.5 million senior term loan with the financial institution that is agent for the Credit Facility. The proceeds from the term loan were used to repay debt outstanding under the Credit Facility. The term loan, as amended, bears interest at 12%, contains financial covenants that are consistent with the Credit Facility and matures in July 2002. Principal payments of $0.5 million per month are due beginning in January 2002 with a final principal payment of $12.0 million due in July 2002. Under the term loan agreement, we also granted warrants to the lender to purchase 129,000 shares of our common stock exercisable for nominal consideration at any time until December 31, 2005. The warrants entitle the holder to require us to repurchase the warrants or common shares issued upon prior exercise of the warrants at $8.50 per share.

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

  SENIOR SUBORDINATED NOTES

     In February 1998, we sold $165.0 million in senior subordinated notes (the "Notes") due in 2008 with a coupon rate of 8.125% at a price of 99.395%. The Notes mature on February 15, 2008. Interest is payable on February 15 and August 15 of each year. The Notes are general unsecured obligations, subordinated in right of payment to all existing and future senior debt, including indebtedness outstanding under the Credit Facility and under facilities, which may replace the Credit Facility in the future. In addition, the Notes are effectively subordinated to all secured obligations to the extent of the assets securing such obligations, including the Credit Facility.

     The indenture pursuant to which the Notes have been issued (the "Indenture") permits us and our subsidiaries to incur substantial additional indebtedness, including senior debt. Under the Indenture, we may borrow unlimited additional amounts so long as after incurring such debt we meet a fixed charge coverage ratio for the most recent four fiscal quarters. Additionally, the Indenture allows us to borrow and have outstanding additional amounts of indebtedness (even if we do not meet the required fixed charge coverage ratios), up to enumerated limits. We did not meet the fixed charge coverage ratio for the one-year period ended December 31, 2001. Accordingly, our ability to incur additional debt is currently limited under the Indenture. The Notes are also effectively subordinated in right of payment to all existing and future liabilities of any of our subsidiaries that do not guarantee the Notes.

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

  LEASE FOR MIRAMAR FACILITIES

     During 1998, we decided to move our redistribution operation and one of our MR&O operations to new facilities in Miramar, Florida. On December 17, 1998, we entered into an operating lease for the new facility with Wells Fargo, as successor to First Security Bank, National Association, as trustee of a newly created trust, as lessor. The lease has an initial term of five years and is a triple net lease. The lease contains financial covenants regarding our financial performance and other affirmative and negative covenants. Substantially all of our subsidiaries have guaranteed our obligations under the lease. Additionally, we have an option to acquire the new facility at the end of the lease and, if we do not purchase the new facility at the end of the lease, we will be obligated to pay a fee. Management estimates that the current fair value of the facilities exceeds the Company's purchase option. Accordingly, no fee has been accrued by the Company. We moved our corporate headquarters and redistribution operations into one of the new facilities in April 2000 and one of our MR&O operations, Caribe Aviation, into another building adjacent to the redistribution operations facility during October 2000. In conjunction with the sale of our redistribution operations (see "Recent Developments" above), we subleased the corporate headquarters and redistribution operation facility to Kellstrom Industries, Inc. for a period of five years with the right to renew for five consecutive five-year periods at a market rental rate.

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

     The lease agreement has been amended on several occasions. Under the terms of the April 19, 2001 amendment, two shareholders of the Company provided a guarantee in an amount up to $1.0 million. As part of the amendment, the lessor has agreed to waive non-compliance with financial covenants, if any, through the period ended December 31, 2001.

                          PART II. OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

     See Note 4 to our Unaudited Condensed Consolidated Financial Statements included in this filing.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to our shareholders during the first quarter of 2001.

Item 5.  OTHER INFORMATION

     None.

Item 6.  EXHIBITS AND REPORTS ON FORMS 8-K

     (A)  EXHIBITS

          None.


     (B)  REPORTS ON FORM 8-K

          None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   AVIATION SALES COMPANY

Dated: May 21, 2001

                                   BY:  /S/ MICHAEL C. BRANT
                                      ------------------------------------------
                                      Michael C. Brant, Vice President and Chief
                                      Financial Officer (Principal Financial and
                                      Accounting Officer)