Form 10-Q
period 2001-06-30
AVIATION SALES CO
filed 2001-09-13
CIK 1012159

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

[Mark One]

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[_]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                          Commission File No. 1-11775

                            AVIATION SALES COMPANY
            (Exact name of registrant as specified in its charter)

                 DELAWARE                                       65-0665658
        (State or other jurisdiction of                       (IRS Employer
        incorporation or organization)                     Identification No.)

                 623 Radar Road                                  27410
            Greensboro, North Carolina                         (Zip Code)
      (Address of principal executive offices)

  Registrant's telephone number, including area code: (336) 668-4410 (x3004)

     Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,015,317 shares of common stock, $.001 par value per share, were outstanding as of September 7, 2001.

                    AVIATION SALES COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                December 31,                June 30,
                                                                                    2000                      2001
                                                                           ---------------------     ---------------------
                                                                                                           (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                                       $           --             $          --
  Accounts receivable, net                                                                67,558                    38,942
  Inventories                                                                             53,115                    46,904
  Other current assets                                                                    10,784                     6,044
                                                                           ---------------------     ---------------------
     Total current assets                                                                131,457                    91,890
                                                                           ---------------------     ---------------------


Equipment on lease, net                                                                    5,749                       407
Fixed assets, net                                                                         65,770                    56,973
Amounts due from related parties                                                           1,792                        --

Other Assets:
  Goodwill, net                                                                           41,390                    26,904
  Deferred financing costs, net                                                            5,928                     8,516
  Notes receivable from KAV Inventory, LLC                                                29,400                        --
  Net assets of discontinued operations                                                    3,479                        --
  Other                                                                                   15,646                    14,957
                                                                           ---------------------     ---------------------
     Total other assets                                                                   95,843                    50,377
                                                                           ---------------------     ---------------------
     Total assets                                                                 $      300,611             $     199,647
                                                                           =====================     =====================

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                    AVIATION SALES COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (Continued)

                                                                                December 31,                June 30,
                                                                                    2000                      2001
                                                                           ---------------------     ---------------------
                                                                                                           (Unaudited)
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable                                                                    $  30,214                $  21,377
  Accrued expenses                                                                       27,725                   24,006
  Current maturities of notes payable                                                        29                   12,029
  Current maturities of capital lease obligations                                           178                      178
  Senior subordinated notes (See Note 7)                                                     --                  164,391
  Revolving loan                                                                         35,959                    4,911
  Customer deposits                                                                       7,559                   14,948
  Other                                                                                   5,120                    2,782
                                                                           --------------------      -------------------
     Total current liabilities                                                          106,784                  244,622
                                                                           --------------------      -------------------


  Senior subordinated notes (See Note 7)                                                164,345                        -
  Notes payable, net of current portion                                                  16,498                   10,000
  Capital lease obligations, net of current portion                                       3,852                    3,786
  Deferred income                                                                            36                       36
  Net liabilities of discontinued operations                                                 --                      658
  Other long-term liabilities                                                             2,204                       --
                                                                           --------------------      -------------------
     Total long-term liabilities                                                        186,935                   14,480
                                                                           --------------------      -------------------


Commitments and Contingencies (See Notes)

Stockholders' Equity (Deficit):
  Preferred stock, $.01 par value, 1,000,000 shares authorized, none outstanding, 15,000 shares designated Series A Junior
     Participating                                                                           --                       --
  Common stock, $.001 par value, 30,000,000 shares authorized,
     15,015,317 shares issued and outstanding at December 31,
     2000 and June 30, 2001, respectively                                                    15                       15
  Additional paid-in capital                                                            150,288                  153,226
  Accumulated deficit                                                                  (143,411)                (212,696)
                                                                           --------------------      -------------------
     Total stockholders' equity (deficit)                                                 6,892                  (59,455)
                                                                           --------------------      -------------------
     Total liabilities and stockholders' equity (deficit)                             $ 300,611                $ 199,647
                                                                           ====================      ===================

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                    AVIATION SALES COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (Unaudited)

                                                                      For the Six Months Ended
                                                                              June 30,
                                                              ----------------------------------------
                                                                     2000                   2001
                                                              ----------------      ------------------
Operating revenues:
     Sales                                                           $ 206,232               $ 146,847
     Other                                                               3,109                   5,615
                                                              ----------------      ------------------
                                                                       209,341                 152,462
Cost of sales                                                          188,972                 152,542
                                                              ----------------      ------------------
Gross profit (loss)                                                     20,369                     (80)
Operating expenses                                                      22,777                  29,217
                                                              ----------------      ------------------
     Loss from operations                                               (2,408)                (29,297)
Interest expense                                                        10,765                  13,116
Charge to reserve notes receivable from
        KAV Inventory, LLC                                                   -                  29,400
Other expense (income)                                                   1,036                  (6,918)
                                                              ----------------      ------------------
     Loss before income taxes, equity
        income of affiliate and discontinued
        operations                                                     (14,209)                (64,895)
Income tax expense                                                       2,627                      48
                                                              ----------------      ------------------
     Loss before equity income of affiliate
        and discontinued operations                                    (16,836)                (64,943)
Equity income of affiliate                                                  93                       -
                                                              ----------------      ------------------
       Loss from continuing operations                                 (16,743)                (64,943)
Discontinued operations:
       Operations, net of income taxes                                  (6,920)                      -
       Loss on disposal, net of income taxes                            (9,218)                 (4,342)
                                                              ----------------      ------------------
Net loss                                                              ($32,881)               ($69,285)
                                                              ================      ==================

Basic loss per share:
       Loss from continuing operations                                  ($1.12)                 ($4.33)
       Loss from discontinued operations                                 (1.07)                  (0.28)
                                                              ----------------      ------------------
       Net loss                                                         ($2.19)                 ($4.61)
                                                              ================      ==================

Diluted loss per share:
        Loss from continuing operations                                 ($1.12)                 ($4.33)
        Loss from discontinued operations                                (1.07)                  (0.28)
                                                              ----------------      ------------------
        Net loss                                                        ($2.19)                 ($4.61)
                                                              ================      ==================

Weighted average shares of common stock and
       common stock equivalents
       used to calculate earnings per share,
       basic and diluted                                                15,015                  15,015
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

                    AVIATION SALES COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (Unaudited)

                                                                    For the Three Months
                                                                       Ended June 30,
                                                            -----------------------------------
                                                                  2000                2001
                                                            ---------------      --------------
Operating revenues:
     Sales                                                        $ 106,545           $  69,146
     Other                                                            1,005               1,729
                                                            ---------------      --------------
                                                                    107,550              70,875
Cost of sales                                                       105,519              70,377
                                                            ---------------      --------------
Gross profit                                                          2,031                 498
Operating expenses                                                   11,477              20,805
                                                            ---------------      --------------
     Loss from operations                                            (9,446)            (20,307)
Interest expense                                                      5,486               6,625
Charge to reserve notes receivable from
     KAV Inventory, LLC.                                                  -              29,400
Other expense (income)                                                1,052              (6,913)
                                                            ---------------      --------------
     Loss before income taxes, equity
        income of affiliate and discontinued operations             (15,984)            (49,419)
Income tax expense                                                    1,900                  11
                                                            ---------------      --------------
     Loss before equity income of affiliate
           and discontinued operations                              (17,884)            (49,430)
Equity income of affiliate                                                -                   -
                                                            ---------------      --------------
       Loss from continuing operations                              (17,884)            (49,430)
Discontinued operations:
       Operations, net of income taxes                               (4,173)                  -
       Loss on disposal, net of income taxes                         (9,218)             (4,638)
                                                            ---------------      --------------
Net loss                                                           ($31,275)           ($54,068)
                                                            ===============      ==============

Basic loss per share:
       Loss from continuing operations                               ($1.19)             ($3.29)
       Loss from discontinued operations                              (0.89)              (0.31)
                                                            ---------------      --------------
       Net loss                                                      ($2.08)             ($3.60)
                                                            ===============      ==============

Diluted loss per share:
        Loss from continuing operations                              ($1.19)             ($3.29)
        Loss from discontinued operations                             (0.89)              (0.31)
                                                            ---------------      --------------
        Net loss                                                     ($2.08)             ($3.60)
                                                            ===============      ==============

Weighted average shares of common stock and common
       stock equivalents used to calculate earnings
       per share, basic and diluted                                  15,015              15,015
                                                            ===============      ==============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    AVIATION SALES COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (Unaudited)

                                                                                  For the Six Months Ended
                                                                                          June 30,
                                                                         ----------------------------------------
                                                                                2000                    2001
                                                                         ----------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                                               $          (32,881)   $         (69,285)
   Adjustments to reconcile net loss to cash provided by operating activities:
       Depreciation and amortization                                                   5,787                8,341
       Loss from discontinued operations                                              16,138                4,342
       Charge to reserve notes receivable from KAV Inventory, LLC.                         -               29,400
       Write down of long lived assets                                                     -                9,886
       Proceeds from sale of equipment on lease, net of gain                           1,704                3,282
       Provision for doubtful accounts                                                 1,011                3,684
       Loss on sale of affiliate                                                         859                    -
       Equity in earnings of affiliate, net of taxes                                     (43)                   -
       Gain on sale of subsidiary                                                          -               (5,664)
       Income on non-refundable lease deposit                                              -               (2,204)
       Expense from warrants issued to third parties                                       -                  402
       Deferred income taxes                                                           2,292                    -
       (Increase) decrease in accounts receivable                                    (21,786)              22,492
       Decrease in inventories                                                         3,274                1,042
       Decrease in other current assets                                               12,504                5,472
       Decrease (increase) in other assets                                            24,706                 (928)
       Increase (decrease) in accounts payable                                         2,792               (6,639)
       (Decrease) increase in accrued expenses                                        (3,423)               1,423
       Decrease in deferred income                                                      (175)                   -
       Decrease in other liabilities                                                  (3,659)                   -
                                                                          ------------------    ------------------
   Net cash provided by operating activities                                           9,100                5,046
                                                                          ------------------    ------------------


CASH FLOW FROM INVESTING ACTIVITIES:
       Purchases of fixed assets                                                      (5,547)               (1,350)
       Payments from related parties                                                      47                 1,792
       Investment in limited liability company                                        (2,000)                    -
       Proceeds from sale of affiliate                                                 1,455                     -
       Proceeds from sale of subsidiary                                                    -                21,290
                                                                          ------------------    ------------------
   Net cash (used in) provided by investing activities                                (6,045)               21,732
                                                                          ------------------    ------------------

CASH FLOW FROM FINANCING ACTIVITIES:
       Borrowing under senior debt facilities                                        183,156               184,383
       Payments under senior debt facilities                                        (212,425)             (215,430)
       Proceeds of term loans                                                         15,500                12,000
       Payments on equipment loans                                                       (95)                 (998)
       Payments on notes payable                                                      (3,578)               (5,500)
       Payments on capital leases                                                       (255)                  (66)
       Payments of deferred financing costs                                           (5,303)               (1,540)
                                                                          ------------------    ------------------
   Net cash used in financing activities                                             (23,000)              (27,151)
                                                                          ------------------    ------------------

Net cash (used in) provided by discontinued operations                                  (183)                  373
                                                                          ------------------    ------------------
     Net decrease in cash and cash equivalents                                       (20,128)                    -
Cash and cash equivalents, beginning of period                                        21,431                     -
                                                                          ------------------    ------------------
Cash and cash equivalents, end of period                                  $            1,303    $                -
                                                                          ==================    ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
       INFORMATION:
   Interest paid                                                          $          20,505     $          10,181
                                                                          =================     =================
   Income taxes paid                                                      $             954     $               -
                                                                          =================     =================

                    AVIATION SALES COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

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

     The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2000 consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the 2000 fiscal year (File No. 001-11775).

     In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2001 and the results of its operations for the three and six month periods ended June 30, 2000 and 2001 and cash flows for the six month periods ended June 30, 2000 and 2001. The results of operations and cash flows for the six month period ended June 30, 2001 are not necessarily indicative of the results of operations or cash flows which may be reported for the year ending December 31, 2001.

ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Principal estimates made by the Company include the estimated losses on disposal of discontinued operations, the allowance to reduce inventory to the lower of cost or net realizable value, the estimated profit recognized as aircraft maintenance, design and construction services are performed, the allowance for doubtful accounts and notes receivable, the realizability of its investment in affiliates, future cash flows in support of its long lived assets, medical benefit accruals, the estimated fair value of the facilities under operating lease, and the allowances for litigation and environmental costs. A principal assumption made by the Company is that inventory will be utilized and realized in the normal course of business and may be held for a number of years.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interest method is effective for transactions initiated after June 30, 2001. The remaining provision of SFAS No. 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on its financial statements.

     In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with defined lives and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date of January 1, 2002. At June 30, 2001, the Company has net goodwill of $26,904 and a 50% interest in a limited liability corporation that has a net intangible asset of $13,234 (See Note 3). These assets will be subject to the new impairment tests prescribed under the statement. These new requirements will impact future period net income equal to the amount of discontinued goodwill amortization offset by goodwill impairment charges, if any, and adjusted for any differences between the old and new rules for defining goodwill and intangible assets on future business combinations. An initial impairment test must be performed in 2002 as of January 1, 2002. Any resulting impairment charge from this initial test will be reported as a change in accounting principle, net of tax. The Company is currently reviewing the provisions of these Standards to determine any impact that might result from adoption, and has not yet made a determination of the impact that adoption of SFAS No. 142 will have on the consolidated financial statements.

COMPREHENSIVE INCOME

     For all periods presented comprehensive loss is equal to net loss.

REVENUE RECOGNITION

     During the three months ended June 30, 2001, the Company changed its method of accounting for revenue recognition at its engine overhaul facility. Revenues related to engine overhaul services are recognized upon shipment of the overhauled engine. Prior to this change, revenue was recognized as services were performed. The change in the method of accounting for revenue recognition at the Company's engine overhaul facility did not have a material impact on the Company's financial position or current or prior periods consolidated results of operations.

LIQUIDITY

     The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company was not in compliance at March 31, 2000 with certain of the financial covenants contained in the Company's credit agreement with its senior lenders and certain of the lease agreements to which the Company is a party. On May 31, 2000, the Company amended and restated its senior credit facility and amended certain of its lease agreements. These agreements were further amended on June 25, 2000, September 30, 2000, November 28, 2000, February 14, 2001, April 17, 2001 and May 21, 2001. The Company was not in compliance at June 30, 2001 with certain covenants contained in the credit agreement and the Company's senior lenders have waived the covenant violations.

     As discussed in Note 2, during 2000 and 2001 the Company sold substantially all of the assets of its parts redistribution operation, new parts distribution operation, manufacturing operations and one of its component overhaul operations. The proceeds from these sales were used to repay senior indebtedness and, with respect to the sale of the component overhaul operations, to repay senior indebtedness and for working capital. In addition: (i) in February 2000 the Company borrowed $15,500 under a supplemental term loan with the financial institution that is the agent for the revolving credit facility, and (ii) in February 2001 the Company borrowed $10,000 under a term loan from a second financial institution. The proceeds from these loans were used to repay senior indebtedness and for working capital. The revolving credit facility and the remaining balance on the $15,500 term loan mature in July 2002 and the $10,000 term loan matures in August 2002. As a result of the above transactions, the outstanding balance on the revolving credit facility was reduced from $268,013 as of March 31, 2000 to $4,911 as of June 30, 2001.

       As of September 6, 2001, the Company has $2,698 of availability for borrowing under its revolving credit facility. The Company has also recently closed (one of which is on a temporary basis) two of its maintenance, repair and overhaul ("MR&O") facilities, consolidated the operations of one of its component overhaul businesses from two facilities to one, reduced its headcount at certain of its other MR&O facilities and implemented salary and benefit reductions that affected virtually all employees in order to lower its operating expenses. The Company is also seeking to obtain additional working capital to allow it to bring its trade accounts payable back into a more normalized status. Further, the Company was obligated to make $6,704 in interest payments on its 8 1/8% senior subordinated notes on August 15, 2001, however, the Company did not make the payments due to the agreement which it has reached with the holders of 73.02% of its outstanding senior notes. See Note 7. Although the Company expects to be able to meet its working capital requirements from its available resources and from other sources, including sales of assets and further equity and/or debt infusions, there can be no assurance that the Company will have sufficient working capital to meet its obligations. The Company incurred net losses for the years ended December 31,

1999 and 2000 and for the six months ended June 30, 2001 and required cash to fund its operating activities for the years ended December 31, 1998, 1999 and 2000. As a result of these matters, the Company's auditors have issued their opinion on the December 31, 2000 consolidated financial statements with a going concern modification. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RECLASSIFICATIONS

     Certain prior year account balances within the statement of cash flows have been reclassified as a result of discontinued operations to conform with current year presentation.

2.   DISCONTINUED OPERATIONS

     In September 2000, the Company completed the sale of substantially all of the assets of its manufacturing operations for $40,299, after post-closing adjustments and excluding transaction expenses. The cash proceeds of the sale were used to repay senior indebtedness.

     In December 2000, the Company completed the sale to Kellstrom Industries, Inc. (the "Purchaser") of substantially all of the assets and business of its redistribution operation in a series of transactions intended to constitute a single transaction (the "Transaction"). The aggregate purchase price received in the Transaction was $156,400, approximately $127,000 of which was paid in cash ($122,000 after payment of transaction expenses). The net proceeds of the Transaction were used to repay senior indebtedness. As part of the Transaction, the Company acquired a 50% interest in a limited liability company, KAV Inventory, LLC ("KAV") organized by the Purchaser and the Company. Substantially all of the aircraft and engine spare parts inventory and the engine inventory of the Company's redistribution operation, as well as certain rotable parts inventories from two of the Company's MR&O operations, were sold to KAV for 89% of the closing date book value of such inventory ($148,600, subject to post-closing adjustments). Consideration for the sale of inventory was comprised of cash of approximately $105,500, two senior subordinated notes, each in the principal amount of $13,700 (one of which was sold to Kellstrom in the second component of the transaction for $13,700 in cash), and one junior subordinated note in the principal amount of $15,700.

     The notes bear interest at 14% per annum and are subordinated in all respects to KAV's institutional financing. In addition, the Company issued an $8,500 letter of credit to secure, in part, KAV's institutional financing. Further, the Company and the Purchaser each advanced $2,300 to KAV to allow it to pay fees and costs relating to its institutional financing. The Company and the Purchaser are entitled to receive reimbursement of these advances after payment of the institutional financing and prior to repayment of the senior subordinated notes.

     KAV's sole business is the liquidation of the inventory it acquired from the Company. KAV entered into an agreement to consign all of its inventories to the Purchaser. The Transaction agreement specifies that all of the proceeds from sales of the inventory, less a consignment commission to the Purchaser of 20%, will be used to pay interest and principal on KAV's institutional debt. After the institutional debt is paid in full, proceeds from the sale of inventory would be used to reimburse the Company and the Purchaser for advances made to KAV to allow it to pay fees and costs relating to its institutional financing, to pay adjustment notes, if any, resulting from post closing adjustments to the closing date book value of the inventory and thereafter to pay interest and principal on the two $13,700 senior notes. Interest and principal on the $15,700 junior note would be paid from the remaining proceeds from the sale of inventory, less a 35% consignment commission to the Purchaser. Under the Transaction agreement, the Company has approval rights relating to the sale price of certain inventory. Because of the uncertainty regarding the collection of the notes, interest income on the notes is not being recognized. The projections of cash distributions to the Company are highly dependent upon the timing of the sales and the sale prices obtained by the Purchaser for KAV's inventory.

     The second component of the Transaction consisted of a sale of certain non-inventory assets of the redistribution operation, including one of the $13,700 senior subordinated notes described above, net of certain payables assumed by the Purchaser, for approximately $21,500, all of which was paid in cash. Under the terms of the Transaction, the Purchaser has the right after one year from the date of the Transaction to require the Company to repurchase receivables sold in accordance with the Transaction to the extent they remain uncollected. As of July 31, 2001, $6,621 of receivables sold pursuant to the Transaction had not been collected by the Purchaser. In addition, the purchase price for the sale of inventory and non-inventory assets is subject to post-closing adjustments as set forth in the agreements. The Purchaser has indicated that post-closing adjustments would result in a reduction in the aggregate consideration received pursuant to the Transaction of approximately $4,500. The Company has disputed the Purchaser's calculation of post-closing adjustments and the proposed reduction in consideration. There can be no assurance as to the outcome of these matters.

     In addition, as part of the sale of the redistribution operation as described above, the Purchaser leased from the Company a facility and certain furniture, fixtures and equipment used in the redistribution operations for a one-year period. The Purchaser has an option to acquire these assets during the term of the lease and after one year the Company has an option to require the Purchaser to acquire the assets, which can be extended by the Purchaser for six months under certain circumstances. The Company has also entered into a sublease agreement relating to the redistribution operation's warehouse and corporate headquarters facility for a five-year period, with the right to renew for five consecutive five-year periods at a market rental rate. The Company also entered into a non-competition agreement whereby the Company is restricted from engaging in the redistribution business for a period of up to five years. In addition, the Company entered into a cooperation agreement under which it agreed to provide repair services for the KAV parts inventory and the Purchaser's parts inventory and the Purchaser agreed to supply parts to the Company's MR&O operations.

     In July 2001, KAV's institutional lender advised KAV that it is in default under its loan agreement and that the lender therefore reserves all of its rights and remedies under the loan agreement, including among other remedies the right to draw on the Company's $8,500 letter of credit, call the outstanding institutional financing and increase the interest rate on the loan. No action has been taken by the lender to date. Further, during the last few months, the Purchaser has reported in its filings with the SEC that it is having financial difficulties. As a result of these matters, and due to current poor economic conditions in the redistribution industry and the aviation industry as a whole and lower than projected sales levels by KAV, during the quarter ended June 30, 2001 the Company recorded a full reserve against both the $13,700 senior note and the $15,700 junior note due from KAV which it holds. For the same reasons, during the 2001 second quarter, the Company recorded reserves totaling $5,081 relating to net assets of discontinued operations whose realizability is impacted by the operations of the Purchaser and KAV. In total, aggregate charges relating to these matters were $34,481 for the three and six months ended June 30, 2001. Further, in the event that the Purchaser's financial difficulties as discussed above adversely impact its ability to make payments under its lease obligations and/or its obligation to purchase certain property and equipment, additional write downs and accruals may be necessary. Finally, the Purchaser's financial condition may adversely impact its ability to satisfy its obligations under the above-described ancillary agreements.

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

     The net income (loss) of these operations prior to their respective disposal dates net of income taxes is included in the accompanying condensed consolidated statements of operations under "discontinued operations". Previously issued financial statements have been changed to reflect those operations as discontinued operations. Revenues from such operations were $80,892 and $165,084 for the three and six months ended June 30, 2000, respectively.

3.   INVESTMENTS IN AFFILIATES

     During 1994, Whitehall obtained a 40% ownership in a joint venture involved in the development of aircraft-related technology for an initial investment of $1. The Company accounts for its investment in the joint venture under the equity method. In 1994, Whitehall loaned $2,000 to the joint venture, which was evidenced by a promissory note, which accrued interest at a maximum rate of 5% per annum. Principal and accrued interest became due on January 5, 1999.
During February 2000, management elected to convert the then outstanding note and accrued interest payable balance into a capital contribution. During May 2000, the Company liquidated its investment in the joint venture and recorded a charge of $859 to other expense.

     In August 1999, the Company obtained a 50% interest in a limited liability corporation that designs, manufactures and installs an FAA approved conversion kit that converts certain Boeing 727 aircraft from passenger configuration to cargo configuration. The initial investment was $2,500. During 2000 and through June 30, 2001, the Company invested an additional $3,734 and $339, respectively, in the form of cash advances and services. The Company accounts for this investment under the equity method. The limited liability corporation is in the early development of the conversion kit and sales to date have been minimal and the Company has incurred losses to date in fulfilling these sales. Realizability of this investment will be dependent on the ability of the limited liability corporation to attract new business during future periods at rates sufficient to cover its costs.

4.   NOTES PAYABLE AND REVOLVING LOAN

     Prior to May 31, 2000, the Company had a revolving loan and letter of credit facility of $300,000 with a group of financial institutions. Effective May 31, 2000, the credit facility was amended and restated and the commitment was reduced to $285,000. Following the sales of businesses described in Note 2, the commitment was reduced to $57,737. The Credit Facility has been amended on several occasions since May 31, 2000. The Credit Facility, as amended to date (the "Credit Facility") expires in July 2002. Interest under the Credit Facility is, at the option of the Company, (a) prime plus 3.0%, or (b) LIBOR plus 4.5%. Borrowings under the Credit Facility are secured by a lien on substantially all of the Company's assets and the borrowing base consists primarily of certain of the Company's receivables and inventory.

     The Credit Facility contains certain financial covenants regarding the Company's financial performance and certain other covenants, including limitations on the amount of annual capital expenditures and the incurrence of additional debt, and provides for the suspension of borrowing and repayment of all debt in the event of a material adverse change in the business of the Company or a change in control as defined. A default under the Credit Facility could potentially result in a default under other agreements to which the Company is a party, including its lease agreements. In addition, the Credit Facility requires mandatory repayments and a reduction in the total commitment under the Credit Facility from the proceeds of a sale of assets or an issuance of equity or debt securities or as a result of insufficient collateral to meet the borrowing base requirements thereunder. The Company was committed to pay a $1,000 financing fee on June 30, 2001 which was accrued as of that date and subsequently paid on July 2, 2001 and paid additional financing fees of $154 in August 2001. To the extent the Credit Facility remains outstanding as of certain dates, the Company is committed to pay incremental financing fees as follows:
November 14, 2001 - 2% of outstanding commitment and February 14, 2002 - 2% of outstanding commitment. As of September 6, 2001, $2,698 was available for borrowing under the Credit Facility and outstanding letters of credit aggregated $29,612.

     In February 2000, the Company executed a $15,500 term loan with the financial institution that is the agent under the Credit Facility. The term loan is senior secured debt; bears interest at 12% per annum, contains financial covenants that are consistent with the Credit Facility, and matures in July 2002. As discussed in Note 8, the Company repaid $3,500 of the term loan from the proceeds of the sale of Caribe. Remaining principal payments of $500 per month are due beginning in January 2002 with a final principal payment of $8,500 due in July 2002. Under the term loan agreement, the Company also granted the lender common stock purchase warrants to purchase 129,000 shares of the Company's common stock exercisable for nominal consideration at any time until December 31, 2005. If the term loan is not repaid in full, the warrants entitle the holder to require the Company to repurchase the warrants or common shares issued upon prior exercise of the warrants at $8.50 per share. The lender has not required the Company to repurchase any warrants through August 29, 2001. The Company has recorded the value of these warrants ($1,079) as additional deferred financing costs and accrued expenses and is amortizing this amount to interest expense over the term of the loan.

     As discussed in Note 7, the Company's senior lenders have agreed to forbear until December 31, 2001 in regard to the default which existed in the senior credit facilities resulting from the failure to make the August 15, 2001 subordinated note interest payment. This forbearance effectively cures the cross-default under the term loan through the end of the forbearance period. Subsequent to the end of the forbearance period (if the restructuring is not completed by that date or if the forbearance period is not otherwise extended) the holder of the term loan will have the ability to accelerate payment of the outstanding term loan balance. As a result, the entire $12,000 balance of the term loan as of June 30, 2001 has been classified as a current liability in the accompanying condensed consolidated balance sheet.

     In February 2001, the Company obtained a $10,000 term loan from a financial institution. The term loan is senior secured debt, bears interest at LIBOR plus 2% and matures in August 2002. The proceeds of the term loan were used to pay the semi-annual interest payment on the senior subordinated notes in February 2001 of $6,704 and for working capital purposes. In connection with the term loan, the Company issued warrants to purchase 250,000 shares of its unissued common stock at an exercise price of $4.00 per share to each of four individuals, one of whom is an officer and director of the Company and one of whom is a principal stockholder of the Company. Each of these individuals provided credit support to the financial institution which advanced the loan proceeds. The Company has recorded the value of these warrants ($2,536) as additional deferred financing costs and is amortizing this amount to expense over the term of the loan. In May 2001, the Company obtained a short-term increase of up to $3,000 in the term loan. The Company borrowed $2,000 under the increased term loan in May 2001, and thereafter repaid the additional borrowing from the proceeds of the Caribe sale. One of the Company's principal stockholders provided credit support for the increased amount of the term loan. In return for providing credit support, the stockholder received a cash fee of $67 and warrants to purchase 333,334 shares of the Company's common stock at an exercise price of $1.40 per share. The value of these warrants ($356) and the cash fee of $67 were charged to results of operations during the quarter ended June 30, 2001.

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

     The indenture pursuant to which the senior subordinated notes have been issued permits the Company and its subsidiaries to incur additional indebtedness, including additional senior debt. Under the indenture, the Company may borrow unlimited additional amounts so long as after incurring such debt it meets a fixed charge coverage ratio for the most recent four fiscal quarters. Additionally, the indenture allows the Company to borrow and have outstanding additional amounts of indebtedness (even if it does not meet the required fixed charge coverage ratios), up to enumerated limits. The Company did not meet the fixed charge coverage ratio for the one-year period ended June 30, 2001. Accordingly, its ability to incur additional debt is currently limited under its indenture. The senior subordinated notes are also effectively subordinated in right of payment to all existing and future liabilities of any of its subsidiaries that do not guarantee the senior subordinated notes.

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

     On August 14, 2001, the Company entered into an agreement with the holders of 73.02% of its outstanding 8 1/8% senior subordinated notes to restructure these notes. See Note 7.

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

5.   COMMITMENTS AND CONTINGENCIES

LITIGATION AND CLAIMS

     Several lawsuits have been filed against the Company and certain of its officers and directors, and its auditors, in the United States District Court for the Southern District of Florida, which have now been consolidated into a single lawsuit. The consolidated complaint, as amended in March 2000 and in September 2000, alleges violations of Sections 11 and 15 of the Securities Act of 1933 ("Securities Act") and Sections 10(b) and 20(a) of, and Rule 10b-5 under, the Securities Exchange Act of 1934 ("Exchange Act"). Among other matters, the amended consolidated complaint alleges that the Company's reported financial results were materially misleading and violated generally accepted accounting principles. The amended consolidated complaint seeks damages and certification of two classes, one consisting of purchasers of the Company's common stock in the June 1999 public offering and one consisting of purchasers of the Company's common stock during the period between April 30, 1997 and April 14, 2000. On August 22, 2001, the District Court granted the Company's motion to dismiss the pending claims under the Exchange Act, with leave to amend, but denied the Company's motion to dismiss the pending claims under the Securities Act. The Company believes that the allegations contained in the amended consolidated complaint are without merit and intends to vigorously defend these and any related actions. Nevertheless, unfavorable resolution of these lawsuits could have a material adverse effect on the Company's financial position and results of operations.

     The U.S. Securities and Exchange Commission is conducting an inquiry into the Company's accounting for certain prior year transactions. The Company is cooperating with the SEC in its inquiry.

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

     Accrued expenses in the accompanying December 31, 2000 and June 30, 2001 condensed consolidated balance sheets includes $1,702 and $1,386, respectively, related to obligations to remediate the environmental matters described above. Future information and developments will require the Company to continually reassess the expected impact of the environmental matters discussed above. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. These uncertainties include the extent of required remediation based on testing and evaluation not yet completed and the varying costs and effectiveness of remediation methods.

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

     In January 2001, the Company sold a loan related to its former corporate headquarters to a principal stockholder of the Company for 90% of the then outstanding principal balance of $2,006. In conjunction with the transaction, the Company granted to the stockholder warrants to purchase 25,000 shares of common stock at an exercise price of $3.63 per share. The value of the warrants of $46 was charged to operating results and credited to additional paid-in capital.

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

     Substantially all of the Company's subsidiaries have guaranteed the Company's obligations under the lease. Additionally, the Company has an option to acquire the new facility at the end of the lease for an option price as determined in the lease. Alternatively, if the Company does not purchase the new facility at the end of the lease, it will be obligated to pay certain amounts as provided in the lease. Management estimates that the current fair value of the facility exceeds the Company's purchase option. Accordingly, no accrual for the obligation has been recorded by the Company.

     Lease payments are currently at a rate of LIBOR plus 4.50% and the Company is responsible for all property taxes, insurance and maintenance of the property. The Company has subleased a portion of the facility to the purchaser of the Company's redistribution operation (see Note 2). The sublease is for an initial term of five years with an additional option to renew for five consecutive five-year terms at market rates. Payments during the initial term are the lesser of $384 per month or the actual amount paid by the Company relating to the premises subleased, less $26 per month relating to certain space which the Company occupies in the building.

     The development of the new facility was financed by the trust through a $43,000 loan facility provided by a financial institution. Pursuant to the agreements entered into in connection with this financing, the Company was obligated to develop the new facility on behalf of the trust and was responsible for the timely completion thereof within an established construction budget. As discussed in Note 8, in conjunction with the sale of Caribe, the purchaser of this business also acquired the real estate and facility used by the Caribe business for $8,500. These proceeds were used to repay a portion of the financing utilized to develop this facility. The Company and substantially all of its subsidiaries have guaranteed the repayment of $29,340 of the trust's obligations under these agreements. The trust's obligations under these agreements are secured by a lien on the real property and improvements comprising the facilities and on the fixtures therein. Further, the Company has issued an irrevocable letter of credit in the amount of $9,000 to secure both its obligations under the lease and certain of the trust's obligations under the loan agreement.

     The lease agreement has been amended on several occasions. Under the terms of the April 19, 2001 amendment, two shareholders of the Company provided a guarantee in an amount up to $1.0 million. In exchange for providing their guarantee, the shareholders each received warrants to purchase 50,000 shares of the Company's commmon stock at an exercise price of $1.75 per share the value of which was charged to results of operations during the period. Such guarantee has been released in conjunction with the sale of Caribe and repayment of proceeds relating to the sale of the real estate and facility as discussed above. As part of the April 19, 2001 amendment, the lessor also agreed to waive non-compliance with financial covenants, if any, through the period ended December 31, 2001.

     Further, under a September 10, 2001 agreement, the Company has agreed that the lender may draw down in full, at any time, the $9,000 letter of credit which the Company has posted as security for this loan and to apply the proceeds from such letter of credit draw against balances outstanding under this loan agreement.

6.   EARNINGS PER SHARE

     The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows:

                                                              For the Three Months                     For the Six Months
                                                                  Ended June 30,                          Ended  June 30,
                                                             -------------------------            ----------------------------
                                                                2000           2001                   2000              2001
                                                             -----------     ---------            -----------        ---------
Weighted average common and common
     equivalent shares outstanding used in
     calculating basic and diluted earnings per share          15,015          15,015                 15,015            15,015
                                                             ========        ========               ========         =========
Options and warrants outstanding which are not
     included in the calculation of diluted
     earnings per share because their impact is
     antidilutive                                               1,773           4,285                  1,773             4,285
                                                             ========        ========               ========         =========

7.   CONTEMPLATED SENIOR SUBORDINATED NOTE RESTRUCTURING AND RIGHTS OFFERING

     In August 2001, the Company entered into an agreement with the holders of 73.02% of its outstanding senior subordinated notes to restructure those notes. Under the agreement, the note holders will exchange their existing notes for up to $10,000 in cash, $100,000 of new five-year notes with paid-in-kind interest of 8% per annum and 15% of the equity of the reorganized company. The new notes will be redeemable at the Company's option at the following percentages of par plus accrued interest through the date of redemption: 2002-70.0%, 2003-72.5%, 2004-73.0%, 2005-75.625% and 2006-77.5%. If the new notes are not redeemed prior to their maturity, they will convert into common stock representing 90% ownership of the reorganized company. The new notes will also provide that the holders will receive additional shares of common stock representing 15% of the reorganized company if the notes are redeemed in 2002 or 2003 and 10% of the reorganized company if the notes are redeemed in 2004, 2005 or 2006. As a result of the contemplated note restructuring and agreement entered into with holders of the existing notes, the Company has classified the existing senior subordinated notes as a current liability in the accompanying condensed consolidated balance sheet as of June 30, 2001.

     In connection with the restructuring, the Company intends to conduct a rights offering of shares of its common stock to all existing stockholders to raise $20,000. A principal stockholder of the Company has agreed to provide the Company with a standby commitment to purchase any unsold allotments. Investors who purchase the $20,000 of shares in the restructured company will receive 80% of the outstanding common stock of the reorganized company. Under the terms of the agreement, the Company's existing stockholders will own 5% of the reorganized company. Additionally, the Company's new note holders and existing stockholders will each as a group be granted warrants at a fixed price to purchase an additional 10% of the reorganized company.

     Approval of the note restructuring and the sale of common shares in the rights offering will require approval of a majority of the Company's stockholders. Completion of the note restructuring will also be subject to the requirements that 80% of the holders of the Company's existing notes tender their notes in the exchange and consent to the removal of all covenants contained in the indenture relating to the existing notes (other than the obligation to pay principal and interest), approval by the Company's senior lenders and other customary conditions. Although there can be no assurances, the restructuring is expected to be completed by the end of 2001.

     Under the agreement, the holders of more than a majority of the Company's outstanding notes have agreed to waive the default arising as a result of the failure to pay the interest payment on its notes due on August 15, 2001. Also, the Company's senior lenders have agreed to forbear on the default in the senior loan agreements resulting from the failure to make the August 15, 2001 note interest payment until December 31, 2001. The Company intends to file registration statements relating to the note exchange offer and rights offering in the near future.

     In the event that the note exchange offer and rights offering fails to close, such failure is likely to have a material adverse effect on the Company. If the Company is unable to close the note exchange offer and rights offering, it will seek alternate financing to meet its working capital obligations. However, there can be no assurance such funding will be available.

8.   OTHER EVENTS

     Due to the current economic environment and the depressed status of the aviation industry including the market for overhaul services relating to JT8D engines and the results of operations relating to the Company's engine overhaul operation, during the quarter ended June 30, 2001 the Company recognized non-cash charges totaling $10,886 relating to an impairment of goodwill, leasehold improvements and fixed assets and inventory reserves relating to this operation. Of this amount, $9,886 and $1,000 are recorded in operating expenses and cost of sales, respectively, in the accompanying condensed consolidated statements of income.

     In May 2001, the Company completed the sale of the assets of its Caribe Aviation component repair operation. The purchase price was $22,500, of which $21,750 was received in cash at the closing and the balance will be received within one year, subject to post closing adjustments. The Company used $10,000 of the proceeds from the sale to repay its revolving credit facility and $5,500 to repay borrowings under its term loans (see Note 4). The balance, net of expenses, was used for working capital. In addition, the purchaser acquired the real estate and facility on which the Caribe operation was located for an aggregate purchase price of $8,500. The proceeds from the sale of the real estate and facility were used to reduce the Company's outstanding tax retention operating lease financing (see Note 5).

     During the quarter ended June 30, 2001, the Company recognized a gain on the sale of Caribe Aviation and income on a non-refundable lease deposit that had previously been recorded as a long-term liability totaling $7,868 in the aggregate. These amounts are recorded in other (income) expense in the accompanying condensed consolidated statements of income. In addition, during the quarter ended June 30, 2001 the Company received settlements on accounts receivable of the former redistribution operation that had been previously fully reserved. These collections, totaling $2,645, are recorded as part of loss from discontinued operations in the accompanying condensed consolidated statements of income.

     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNLESS THE CONTEXT OTHERWISE REQUIRES, REFERENCES TO "AVIATION SALES," "WE," "OUR" AND "US" IN THIS QUARTERLY REPORT ON FORM 10-Q INCLUDES AVIATION SALES COMPANY AND ITS SUBSIDIARIES. THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS OR MAY CONTAIN FORWARD-LOOKING STATEMENTS, SUCH AS STATEMENTS REGARDING OUR STRATEGY AND ANTICIPATED TRENDS IN THE INDUSTRY IN WHICH WE OPERATE. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON OUR CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATING TO OUR OPERATIONS AND RESULTS OF OPERATIONS, COMPETITIVE FACTORS, SHIFTS IN MARKET DEMAND, AND OTHER RISKS AND UNCERTAINTIES, INCLUDING, IN ADDITION TO THOSE DESCRIBED BELOW AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q, OUR ABILITY TO SUCCESSFULLY COMPLETE THE CONTEMPLATED RESTRUCTURING OF OUR SENIOR SUBORDINATED NOTES, OUR ABILITY TO CONTINUE TO GENERATE SUFFICIENT WORKING CAPITAL TO MEET OUR OPERATING REQUIREMENTS, OUR MAINTAINING GOOD WORKING RELATIONSHIPS WITH OUR VENDORS AND CUSTOMERS, COMPETITIVE PRICING FOR OUR PRODUCTS AND SERVICES, OUR ABILITY TO ACHIEVE GROSS PROFIT MARGINS AT WHICH WE CAN BE PROFITABLE, INCLUDING MARGINS ON SERVICES WE PERFORM ON A FIXED PRICE BASIS, COMPETITION IN THE AIRCRAFT MR&O MARKET, OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL IN OUR BUSINESSES, UTILIZATION RATES FOR OUR MR&O FACILITIES, OUR ABILITY TO EFFECTIVELY MANAGE OUR BUSINESS, ECONOMIC FACTORS WHICH AFFECT THE AIRLINE INDUSTRY AND CHANGES IN GOVERNMENT REGULATIONS. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM RESULTS EXPRESSED OR IMPLIED IN ANY FORWARD-LOOKING STATEMENTS MADE BY US IN THIS QUARTERLY REPORT ON FORM 10-Q. WE DO NOT UNDERTAKE ANY OBLIGATION TO REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR CIRCUMSTANCES.

     The following discussion and analysis should be read in conjunction with the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2000 (the "Form 10-K").

CONTEMPLATED SENIOR SUBORDINATED NOTE RESTRUCTURING AND RIGHTS OFFERING

     On August 14, 2001, we entered into agreement with the holders of 73.02% of our senior subordinated notes to restructure those notes. Under the agreement, the note holders will exchange their existing $165 million in notes for up to $10.0 million in cash, $100.0 million of new five-year notes with paid-in-kind interest of 8% per annum and 15% of the equity of the reorganized company. The new notes will be redeemable at our option at the following percentages of par plus accrued interest through the date of redemption: 2002 - 70.0%, 2003-72.5%, 2004 -73.0%, 2005- 75.625% and 2006 -77.5%. If the new notes are not redeemed prior to their maturity, they will convert into common stock representing 90% of the reorganized company. The new notes will also provide that the holders will receive additional shares of common stock representing 15% of the reorganized company if the notes are redeemed in 2002 or 2003 and 10% of the reorganized company if the notes are redeemed in 2004, 2005 or 2006.

     In connection with the restructuring, we intend to conduct a rights offering of shares of our common stock to all existing stockholders to raise $20.0 million. One of our principal stockholders has agreed to provide us with a standby commitment to purchase any unsold allotments. Investors who purchase the $20.0 million of shares in the reorganized company will receive 80% of the outstanding common stock of the reorganized company. Under the terms of the agreement, our existing stockholders will own 5% of the restructured company. Additionally, the new note holders and our existing stockholders will each as a group be granted warrants at a fixed price to purchase an additional 10% of the reorganized company.

    Approval of the note restructuring and the sale of common stock in the rights offering will require approval of a majority of our stockholders. Completion of the note restructuring will be subject to the requirement that 80% of the holders of our existing notes tender their notes in the exchange and consent to the removal of all covenants contained in the indenture relating to the existing notes (other than the obligation to pay principal and interest), approval by senior lenders and other customary conditions. Although there can be no assurances, we believe that we will be able to complete the restructuring by the end of 2001.

    Under the agreement, the holders of more than a majority of the outstanding notes have agreed to waive the default arising as a result of the failure to pay the interest payment due August 15, 2001. Also, the senior lenders have agreed to waive the default in the senior loan agreements resulting from the failure to make the August 15, 2001 note interest payment until December 31, 2001. We intend to file registration statements relating to the note exchange offer and rights offering in the near future.

    In the event that the note exchange offer and rights offering fails to close, such failure is likely to have a material adverse effect on us. If we are unable to close the note exchange offer and rights offering, we will seek alternate financing to meet our working capital obligations. However, there can be no assurance such funding will be available.

RECENT DEVELOPMENTS CONCERNING OUR OPERATIONS

     We believe that we will meet our working capital requirements during 2001 from funds available under our revolving credit agreement, from our operations, from sales of individual assets or our equity securities, and from debt infusions and other sources. However, there can be no assurance that we will have sufficient working capital to meet our requirements. Because of our current financial situation, our auditors have included a going concern modification in their audit report regarding our 2000 financial statements.

     In December 2000, we completed the sale of our Dixie Aerospace Bearings new parts distribution operation and our redistribution operation and in September 2000 we completed the sale of our manufacturing operation and three of the A-300 aircraft which we owned. For the terms of these transactions, see Note 2 to Condensed Consolidated Financial Statements and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Form 10-K.

     In May 2001, we completed the sale of the assets of Caribe Aviation, one of our component repair operations. The gross purchase price was $22.5 million, of which $21.8 million was received in cash at the closing and the balance will be received within one year, subject to post closing adjustments. We used $10.0 million of the proceeds from the sale to repay our revolving credit facility and $5.5 million to repay borrowings under our term loans. The balance, net of expenses, was used for working capital. In addition, the purchaser acquired the real estate and facility on which the Caribe business is operated for an aggregate purchase price of $8.5 million. The proceeds from the sale of the real estate and facility were used to reduce our outstanding tax retention operating lease financing.

     As a result, in part, of the anticipated reduced volume of services to be provided to a customer which filed for bankruptcy and in an effort to reduce operating expenses, in March 2001 we temporarily closed our Oscoda, Michigan heavy airframe maintenance facility and reduced headcount at certain of our other MR&O facilities. We also consolidated our Aircraft Interior Design operation into a single facility in Dallas, Texas and consolidated our Winston Salem, North Carolina heavy airframe maintenance operation into our Greensboro, North Carolina facility. In addition, in April 2001, we implemented salary and benefit reductions that affected virtually all employees. These initiatives, which reduced our total headcount by approximately 400, are expected to reduce our operating expenses by approximately $22.0 million to $25.0 million on an annual basis. During the second quarter of 2001, we implemented further headcount reductions. In total, the employee headcount for our remaining MR&O operations has been reduced by 19% since the beginning of 2001 to approximately 2,900 employees as of June 30, 2001.

     The Company currently holds $29.4 million of notes receivable from KAV Inventory, LLC ("KAV"), the joint venture formed as part of the sale of our redistribution operation (see Note 2 to the Condensed Consolidated Financial Statements). In addition, the Company currently has recorded assets including inventory on consignment with the purchaser of that operation, potential additional notes receivable from KAV and accounts receivable sold as part of the transaction which the Company may be required to repurchase, which are included in net assets of discontinued operations. The realizability of these assets is highly dependent upon the timing of sales from the inventory of KAV and prices obtained by the purchaser pursuant to its consignment agreement with KAV as well as the financial condition of the purchaser and general economic and industry conditions. During the quarter ended June 30, 2001, as a result of the default of KAV under its credit agreement with the financial institution that provided funding for the purchase of the inventory and the weakened economic conditions being experienced by the purchaser of that business (as reported in its filings with the SEC) and in the aviation industry, the Company recorded non-cash reserves totaling $34.5 million, including a full reserve on the notes receivable due from KAV.

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

     .    competition from other third party MR&O service providers,

     .    the number of airline customers seeking repair services at any time,

     . the impact of fixed pricing on gross margins and our ability to accurately project our costs in a dynamic environment,

     . our ability to fully utilize our hangar space dedicated to maintenance and repair services,

     . the volume and timing for 727 cargo conversions and the impact during future periods on airline use of both the 727 fleet type and JT8D engines (both of which are older models) as a result of increased fuel costs and other factors,

     . our ability to attract and retain a sufficient number of mechanics to perform the maintenance, overhaul and repair services requested by our customers, and

     . the timeliness of customer aircraft arriving for scheduled maintenance.

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

     Operating revenues for the six months ended June 30, 2001 decreased $56.8 million or 27.1% to $152.5 million, from $209.3 million for the six months ended June 30, 2000. The decrease in revenues is primarily attributable to decreased revenues from our heavy airframe maintenance operations. This decrease was generally caused by a reduction in market opportunities due to adverse market conditions, which have caused many of our customers to delay maintenance on their aircraft or park older aircraft maintained by us due to rising fuel prices and economic conditions. Our market has also been adversely impacted during 2001 by increased competition that has spread outsourced available heavy airframe maintenance among a larger group of providers. In addition, revenues decreased due to the temporary closure of our Oscoda, Michigan facility and the consolidation of our Winston Salem, North Carolina heavy aircraft maintenance facility into our Greensboro, North Carolina operations, impacts of fixed pricing and a change in the timing of revenue recognition in relation to the design and construction of specialized parts effective December 31, 2000. In addition, revenue for one of our aircraft component MR&O operations declined $6.6 million, due to a reduction in market opportunities and the effects of reduced working capital availability. Also, revenues for Caribe Aviation declined $3.6 million due primarily to the sale of that business in May 2001. For the same reasons, operating revenues for the three months ended June 30, 2001 decreased $36.7 million, or 34.1%, to $70.9 million, from $107.6 million for the three months ended June 30, 2000.

     Gross profit decreased $20.5 million, or 100.5% to ($0.1) million for the six months ended June 30, 2001, compared with $20.4 million for the six months ended June 30, 2000. Gross profit decreased $1.5 million, or 75.0% to $0.5 million for the three months ended June 30, 2001, compared with gross profit of $2.0 million for the three months ended June 30, 2000. Gross profit for the three and six months ended June 30, 2000 was negatively impacted by a charge recorded in the second quarter of 2000 of $6.6 million relating to the disposition of the three A-300 aircraft that were sold during August and September 2000. In addition, we incurred losses of $1.3 million during the beginning of the first quarter of 2001 associated with the start-up of operations at one of our heavy airframe maintenance facilities for a new program that began at the end of 2000. Additionally, due to adverse economic conditions as described above, we provided for an additional $2.0 million in inventory and other reserves during the three and six months ended June 30, 2001. The remaining decrease in gross profit during these periods is primarily attributable to the reduction in revenue described above relative to our primarily fixed cost structure and the impact of price competition and fixed pricing on certain of our heavy airframe maintenance operations. As a result of reduced revenues and market opportunities, as described above, during the first six months of 2001 we closed and consolidated certain facilities and reduced headcount at each of our operations, resulting in an aggregate reduction of approximately 19% of our workforce. In addition, in April 2001 we implemented salary and benefit reductions that affected virtually all employees. These initiatives are expected to reduce our operating expenses by approximately $22.0 million to $25.0 million on an annual basis. Gross profit as a percentage of operating revenues decreased to less than 0.1% for the six months ended June 30, 2001, from 9.7% for the six months ended June 30, 2000. Gross profit as a percentage of operating revenues decreased to 0.7% for the three months ended June 30, 2001, from 1.9% for the three months ended June 30, 2000.

     Operating expenses increased $6.4 million or 28.1% to $29.2 million for the six months ended June 30, 2001, compared with $22.8 million for the six months ended June 30, 2000. Operating expenses as a percentage of operating revenues were 19.2% for the six months ended June 30, 2001, compared to 10.9% for the six months ended June 30, 2000. Operating expenses increased $9.3 million or 80.9% to $20.8 million for the three months ended June 30, 2001, compared with $11.5 million for the three months ended June 30, 2000. Operating expenses as a percentage of operating revenues were 29.3% for the three months ended June 30, 2001 compared to 10.7% for the three months ended June 30, 2000. Included in operating expenses for the six months ended June 30, 2001 are an aggregate of $12.0 million in non-cash charges ($11.0 million during the quarter ended June 30, 2001), including the write off of goodwill and certain leasehold improvements associated with the closure of the Oscoda, Michigan heavy airframe maintenence facility and an impairment relating to the Oscoda, Michigan engine overhaul operation, an allowance relating to a receivable from one airframe customer which has experienced significant financial difficulty and consolidation of the operations of Aircraft Interior Design into a single facility in Dallas, Texas.

     Interest expense for the six months ended June 30, 2001 increased by $2.3 million or 21.3% to $13.1 million, from $10.8 million for the six months ended June 30, 2000. Interest expense for the three months ended June 30, 2001 increased by $1.1 million or 20.0% to $6.6 million, from $5.5 million for the three months ended June 30, 2000. These increases were primarily attributable to increased amortization of bank fees due to the significant bank fees paid during 2000 and the beginning of 2001 and amortization relating to the sale of Caribe during the second quarter.

    As described above, during the quarter ended June 30, 2001, we recorded a charge to fully reserve against the notes receivable due from KAV Inventory, LLC in the amount of $29.4 million. See further discussion above.

    Other expense (income) decreased $7.9 million from expense of $1.0 million for the six months ended June 30, 2000 to income of $6.9 million for the six months ended June 30, 2001. Other expense (income) decreased $7.9 million from expense of $1.0 million for the three months ended June 30, 2000 to income of $6.9 million for the three months ended June 30, 2001. Other expense (income) for the three and six months ended June 30, 2000 includes our recording a loss of $0.9 million in connection with the disposition of the AvAero joint venture. Included in other income for the three and six months ended June 30, 2001 is the gain on the sale of Caribe and the recognition of income on a lease deposit, totaling $7.9 million in the aggregate.

     As a result of the above factors, loss before income taxes, equity income of affiliate and discontinued operations for the six months ended June 30, 2001 was a loss of $64.9 million, compared to a loss of $14.2 million for the six months ended June 30, 2000. As a result of the above factors, loss before income taxes, equity income of affiliate and discontinued operations for the three months ended June 30, 2001 was a loss of $49.4 million, compared to a loss of $16.0 million for the three months ended June 30, 2000.

     Equity income of affiliate, net of income taxes, decreased $0.1 million for the six months ended June 30, 2001 to zero from $0.1 million for the same period in 2000. The decrease was attributable to the winding down in the operations of the affiliate. During the second quarter of 2000, our remaining investment in the affiliate was liquidated resulting in a charge of $0.9 million, which is included in interest expense and other.

     For the reasons set forth above, loss from continuing operations for the six months ended June 30, 2001 was $64.9 million or $4.33 per diluted share, compared to $16.7 million, or $1.12 per diluted share for the six months ended June 30, 2000. Loss from continuing operations for the three months ended June 30, 2001 was $49.4 million or $3.29 per diluted share, compared to $17.9 million, or $1.19 per diluted share for the three months ended June 30, 2000. Weighted average common and common equivalent shares outstanding (diluted) were
15.0 million during the three and six months ended June 30, 2001 and 2000.

     Loss from discontinued operations for the six months ended June 30, 2001 was $4.3 million, or $0.28 per diluted share, compared to $16.1 million or $1.07 per diluted share for the six months ended June 30, 2000. Loss from discontinued operations for the three months ended June 30, 2001 was $4.6 million or $0.31 per diluted share compared to $13.4 million or $0.89 per diluted share for the three months ended June 30, 2000. Loss from discontinued operations for the three and six months ended June 30, 2001 is primarily comprised of collections on receivables retained from the sale of the redistribution operation that had been fully reserved offset by the reserving of certain other assets including $5.1 million of reserves relating to assets whose realization is impacted by KAV and the financial condition of the purchaser of the redistribution operation.

LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY

     As of June 30, 2001, we had outstanding indebtedness of approximately $195.3 million (excluding letters of credit), of which $26.9 million was senior debt and $168.4 million was other indebtedness. As of June 30, 2000, we had $425.4 million of outstanding indebtedness. Our ability to make payments of principal and interest on outstanding debt will depend upon our future operating performance, which will be subject to economic, financial, competitive and other factors beyond our control. The level of our indebtedness is also important due to:

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

CASH

     Net cash provided by continuing operating activities during the six months ended June 30, 2001 and 2000 was $5.0 million and $9.1 million, respectively. Cash provided by (used in) investing activities during the six months ended June 30, 2001 and 2000 was $21.7 million and $(6.0) million, respectively. The cash provided by investing activities for the six months ended June 30, 2001 primarily related to the sale of a note receivable to an affiliate and a subsidiary coupled with an initiative to reduce capital expenditures associated with tooling investments in our MR&O operations and equipment purchases. Cash used in financing activities for the six months ended June 30, 2001 and 2000 was $27.2 million and $23.0 million, respectively. Cash used in financing activities for the six months ended June 30, 2001 is primarily comprised of the proceeds of a $10.0 million term loan executed in February 2001, net of payments of deferred financing costs offset by continued reductions in our revolving loan made possible by the sale of Caribe Aviation.

SENIOR CREDIT FACILITIES

     Prior to May 31, 2000, we had a revolving loan and letter of credit facility of $300.0 million with a group of financial institutions. Effective May 31, 2000, the Credit Facility was amended and restated and the commitment was reduced to $285.0 million. Following the asset sales described above, the commitment was reduced to $57.7 million. The Credit Facility has been amended on several occasions since May 31, 2000. The credit facility, as amended to date (the "Credit Facility") expires in July 2002. Interest under the Credit Facility is, at our option, (a) prime plus 3.0%, or (b) LIBOR plus 4.5%. As of June 30, 2000 and June 30, 2001, the outstanding balance on the Credit Facility was $268.0 million and $4.9 million, respectively. Borrowings under the Credit Facility are secured by a lien on substantially all of our assets and the borrowing base primarily consists of certain of our receivables and inventory.

     The Credit Facility contains certain financial covenants regarding our financial performance and certain other covenants, including limitations on the amount of annual capital expenditures and the incurrence of additional debt, and provides for the suspension of the Credit Facility and repayment of all debt in the event of a material adverse change in the business or a change in control. In addition, the Credit Facility requires mandatory repayments from the proceeds of a sale of assets or an issuance of equity or debt securities or as a result of insufficient collateral to meet the borrowing base requirements there under. We were committed to pay a $1.0 million financing fee on June 30, 2001, which we paid on July 2, 2001, and we paid an additional $0.2 million in financing fees in August 2001. To the extent the Credit Facility remains outstanding as of certain dates, we are committed to pay incremental financing fees as follows:
November 14, 2001 - 2% of outstanding commitment and February 14, 2002 - 2% of outstanding commitment.

     In February 2000, we obtained a $15.5 million senior term loan with the financial institution that is agent for the Credit Facility. The proceeds from the term loan were used to repay debt outstanding under the Credit Facility. The term loan, as amended, bears interest at 12%, contains financial covenants that are consistent with the Credit Facility and matures in July 2002. We repaid $3.5 million of the term loan from the proceeds of the sale of Caribe. Remaining principal payments of $0.5 million per month are due beginning in January 2002 with a final principal payment of $8.5 million due in July 2002. Under the term loan agreement, we also granted warrants to the lender to purchase 129,000 shares of our common stock exercisable for nominal consideration at any time until December 31, 2005. The warrants entitle the holder to require us to repurchase the warrants or common shares issued upon prior exercise of the warrants at $8.50 per share.

     Our senior lenders have agreed to forbear until December 31, 2001 in regard to the default which existed in the senior credit facilities resulting from our failure to make the August 15, 2001 subordinated note interest payment. This forbearance effectively cures the cross-default under the term loan through the end of the forbearance period. Subsequent to the end of the forbearance period (if the restructuring is not completed by that date or if the forbearance period is not otherwise extended) the holder of the term loan will have the ability to accelerate payment of the outstanding term loan balance. As a result, the entire $12.0 million balance of the term loan as of June 30, 2001 has been classified as a current liability in the our June 30, 2001 condensed consolidated balance sheet.

     In February 2001, we obtained a $10.0 million senior term loan from a financial institution. The term loan bears interest at LIBOR plus 2% and matures in August 2002. The proceeds of the term loan were used to pay the semi-annual interest payment on the senior subordinated notes in February 2001 of $6.7 million and for working capital purposes. In connection with the term loan, we issued warrants to purchase 250,000 shares of our unissued common stock at an exercise price of $4.00 per share to each of four individuals. Of these individuals, one of them is one of our officers and directors and a second is one of our principal stockholders. Each of these four individuals provided credit support to the financial institution which advanced the term loan proceeds. In May 2001, we obtained a short-term increase of up to $3.0 million in the term loan. We borrowed $2.0 million under the increased term loan in May 2001 and thereafter repaid the additional borrowing from the proceeds of the Caribe sale. One of our principal stockholders provided credit support for the increased amount of the term loan. In return for providing credit support, the stockholder received a cash fee of $0.1 million and warrants to purchase 333,334 shares of our common stock at an exercise price of $1.40 per share.

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

     The indenture pursuant to which the Notes have been issued (the "Indenture") permits us and our subsidiaries to incur substantial additional indebtedness, including senior debt. Under the Indenture, we may borrow unlimited additional amounts so long as after incurring such debt we meet a fixed charge coverage ratio for the most recent four fiscal quarters. Additionally, the Indenture allows us to borrow and have outstanding additional amounts of indebtedness (even if we do not meet the required fixed charge coverage ratios), up to enumerated limits. We did not meet the fixed charge coverage ratio for the one-year period ended June 30, 2001. Accordingly, our ability to incur additional debt is currently limited under the Indenture. The Notes are also effectively subordinated in right of payment to all existing and future liabilities of any of our subsidiaries that do not guarantee the Notes.

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

     Proceeds from the asset sales described above have been used to permanently repay senior debt. Further, if the value of the assets sold exceeds $15.0 million, our Board of Directors must determine that we are receiving fair market value for the assets sold.

     The Indenture contains certain other covenants that, among other things, limit (as described above) our ability and the ability of our subsidiaries to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, make investments, issue capital stock of subsidiaries, create certain liens securing indebtedness, enter into certain transactions with affiliates, sell assets or enter into certain mergers and consolidations or sell all or substantially all of our assets.

     As described above, we have entered into an agreement to restructure these notes. See "Contemplated Senior Subordinated Note Restructuring" above.

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

LEASE FOR MIRAMAR FACILITIES

     During 1998, we decided to move our redistribution operation and one of our MR&O operations to new facilities in Miramar, Florida. On December 17, 1998, we entered into an operating lease for the new facility with Wells Fargo, as successor to First Security Bank, National Association, as trustee of a newly created trust, as lessor. The lease has an initial term of five years and is a triple net lease. The lease contains financial covenants regarding our financial performance and other affirmative and negative covenants. Substantially all of our subsidiaries have guaranteed our obligations under the lease. Additionally, we have an option to acquire the new facility at the end of the lease and, if we do not purchase the new facility at the end of the lease, we will be obligated to pay a fee. Management estimates that the current fair value of the facilities exceeds the Company's purchase option. Accordingly, no fee has been accrued by the Company. We moved our corporate headquarters and redistribution operations into one of the new facilities in April 2000 and one of our MR&O operations, Caribe Aviation, into another building adjacent to the redistribution operations facility during October 2000. In conjunction with the sale of our redistribution operation (see "Recent Developments Concerning Our Operations" above), we subleased the corporate headquarters and redistribution operation facility to the purchaser of our redistribution operation for a period of five years with the right to renew for five consecutive five-year periods at a market rental rate. Further, in May 2001 the purchaser of the Caribe business acquired the land and building on which that business operates.

     The lessor has financed the development of the new facility through a $43.0 million loan from a financial institution. In conjunction with the sale of Caribe, the purchaser of that business also acquired the real estate and facility in which Caribe operates for $8.5 million. These proceeds were used to repay a portion of the financing provided to develop the facility. We and substantially all of our subsidiaries have guaranteed the repayment of $29.3 million of the lessor's obligations under its loan agreement. The lessor's obligations under the agreement are secured by a lien on the real property and on the new facility. Further, we have posted an irrevocable letter of credit in the amount of $9.0 million to secure both our obligations under the lease and certain of the lessor's obligations under the related loan agreement.

     The lease agreement has been amended on several occasions. Under the terms of an April 19, 2001 amendment, two shareholders of the Company provided a guarantee in an amount up to $1.0 million. Such guarantee was released in conjunction with the sale of Caribe and repayment of proceeds relating to the sale of the real estate and facility as discussed above. As part of the April 19, 2001 amendment, the lessor has agreed to waive non-compliance with financial covenants, if any, through the period ended December 31, 2001.

     Further, under a September 10, 2001 agreement, we have agreed that the lender may draw down in full, at any time, the $9.0 million letter of credit which we have posted as security for this loan and apply the proceeds from such letter of credit draw against balances outstanding under the loan agreement.

          PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          See Note 6 to the Company's Unaudited Condensed Consolidated Financial Statements included in this filing.

Item 2.   CHANGES IN SECURITIES

          Not applicable

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          See Item 5 below.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          On August 21, 2001, the Company held its 2001 annual meeting of stockholders. At the meeting, the stockholders elected the following four persons to serve on the Company's Board of Directors for the term noted or until their successors are elected and qualified: Roy T. Rimmer, Jr. (term expiring 2004), Philip B. Schwartz and Steven L. Gerard (term expiring 2003) and Sam Humphreys (term expiring 2002). Director Ben Quevedo's term will expire 2002.

          The shares voted for and against each of the candidates for election as directors were as follows:

                                          FOR          AGAINST
                                       -----------------------
               Roy T. Rimmer, Jr.      8,038,186       147,788
               Philip B. Schwartz      8,038,952       147,022
               Steven L. Gerard        8,049,929       145,045
               Sam Humphreys           7,977,427       208,547

          Additionally, the stockholders approved a resolution ratifying the selection of Arthur Andersen as the Company's independent auditor for the 2001 fiscal year. The vote on that resolution was: 8,011,899 FOR, 7,153 AGAINST and 166,922 ABSTAIN.

Item 5.   OTHER INFORMATION

          On August 14, 2001, the Company entered into an agreement with the holders of 73.02% of its outstanding senior subordinated notes to restructure those notes. For particulars please see Note 7 of Notes to Condensed Consolidated Financial Statements and Item 2. "Management's Discussion and Analysis - Contemplated Senior Note Restructuring and Rights Offering."

Item 6.   EXHIBITS AND REPORTS ON FORMS 8-K

          (a)  EXHIBITS

          EXHIBIT   DESCRIPTION

          10.1 Forbearance Letter dated August 16, 2001 regarding the Fourth Amended and Restated Credit Agreement dated as of May 31, 2000, as amended

          10.2 Consent Letter dated August 13, 2001 regarding the Fourth Amended and Restated Credit Agreement dated as of May 31, 2000, as amended

          10.3 Forbearance Letter dated August 16,2001 regarding the Participation Agreement dated as of December 17, 1998, as amended

          10.4 Agreement dated August 14, 2001 between Aviation Sales Company and certain of its subsidiaries, Lacy Harber on behalf of a group of investors,certain holders of Aviation Sales Company's common stock, and certain holders of Aviation Sales Company's Notes

          10.5 Waiver and Forbearance extension, dated September 7, 2001, to Fourth Amended and Restated Credit Agreement

          10.6 Note Modification Agreement, dated September 7, 2001, to Citicorp Term Loan

          10.7 Consent, Waiver and Forbearance Agreement No. 11 for Lease Agreement and Certain Other Operative Agreements, dated as of September 10, 2001

          99.1      Press Release dated August 16, 2001

          (b)  REPORTS ON FORM 8-K

               1. The Company filed on June 8, 2001 a Report on Form 8-K, dated May 25, 2001, addressing the sale of the assets of Caribe Aviation, the related amendments to the Credit Facility and TROL, the amendments to the Company's agreement with Lacy Harbor and its Stockholders' Rights plan.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 AVIATION SALES COMPANY
     Dated: September 13, 2001


                                 BY:/S/ MICHAEL C. BRANT
                                    --------------------------------------------
                                    Michael C. Brant
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT   DESCRIPTION

 10.1 Forbearance Letter dated August 16, 2001 regarding the Fourth Amended and Restated Credit Agreement dated as of May 31, 2000, as amended

 10.2 Consent Letter dated August 13, 2001 regarding the Fourth Amended and Restated Credit Agreement dated as of May 31, 2000, as amended

 10.3 Forbearance Letter dated August 16,2001 regarding the Participation Agreement dated as of December 17, 1998, as amended

 10.4 Agreement dated August 14, 2001 between Aviation Sales Company and certain of its subsidiaries, Lacy Harber on behalf of a group of investors,certain holders of Aviation Sales Company's common stock, and certain holders of Aviation Sales Company's Notes

 10.5 Waiver and Forbearance Extension, dated September 7, 2001 to Fourth Amended and Restated Credit Agreement

 10.6     Note Modification Agreement, dated September 7, 2001, to Citicorp Term
          Loan

 10.7 Consent, Waiver and Forbearance Agreement No. 11 for Lease Agreement and Certain Other Operative Agreements, dated as of September 10, 2001

 99.1     Press Release dated August 16, 2001