Form 10-Q
period 2001-09-30
AVIATION SALES CO
filed 2001-11-30
CIK 1012159

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

[Mark One]

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

    For the Quarterly Period Ended September 30, 2001

                                       OR

[_]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

    For the transition period from               to

                          Commission File No. 1-11775

                               ----------------

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

                               ----------------

   Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,015,317 shares of common stock, $.001 par value per share, were outstanding as of November 16, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    AVIATION SALES COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)

                                                      December 31, September 30,
                                                          2000         2001
                                                      ------------ -------------
                                                                    (Unaudited)
                       ASSETS
Current Assets:
 Cash and cash equivalents..........................   $     --      $   2,623
 Accounts receivable, net...........................      67,558        36,023
 Inventories........................................      53,115        48,705
 Other current assets...............................      10,784         5,678
                                                       ---------     ---------
 Total current assets...............................     131,457        93,029
                                                       ---------     ---------
Equipment on lease, net.............................       5,749           384
Fixed assets, net...................................      65,770        51,704
Amounts due from related parties....................       1,792           --
Other Assets:
 Goodwill, net......................................      41,390        26,513
 Deferred financing costs, net......................       5,928         7,249
 Notes receivable from KAV Inventory, LLC...........      29,400           --
 Net assets of discontinued operations..............       3,479           --
 Property held for sale.............................         --         25,240
 Other..............................................      15,646         9,600
                                                       ---------     ---------
 Total other assets.................................      95,843        68,602
                                                       ---------     ---------
 Total assets.......................................   $ 300,611     $ 213,719
                                                       =========     =========

    LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
 Accounts payable...................................   $  30,214     $  23,000
 Accrued expenses...................................      27,725        31,176
 Current maturities of notes payable................          29        22,028
 Current maturities of capital lease obligations....         178        34,418
 Senior subordinated notes..........................         --        164,414
 Revolving loan.....................................      35,959         1,740
 Customer deposits..................................       7,559        13,686
 Committed letter of credit advances................         --          8,500
 Other..............................................       5,120         9,922
                                                       ---------     ---------
 Total current liabilities..........................     106,784       308,884
                                                       ---------     ---------
 Senior subordinated notes..........................     164,345           --
 Notes payable, net of current portion..............      16,498           --
 Capital lease obligations, net of current portion..       3,852         3,854
 Net liabilities of discontinued operations.........         --            774
 Other long-term liabilities........................       2,240            36
                                                       ---------     ---------
 Total long-term liabilities........................     186,935         4,664
                                                       ---------     ---------
Commitments and Contingencies (Note 5)

Stockholders' Equity (Deficit):
 Preferred stock, $.01 par value, 1,000,000 shares
  authorized, none outstanding, 15,000 shares
  designated Series A Junior Participating..........         --            --
 Common stock, $.001 par value, 30,000,000 shares
  authorized, 15,015,317 shares issued and
  outstanding at December 31, 2000 and September 30,
  2001, respectively................................          15            15
 Additional paid-in capital.........................     150,288       153,264
 Accumulated deficit................................    (143,411)     (253,108)
                                                       ---------     ---------
 Total stockholders' equity (deficit)...............       6,892       (99,829)
                                                       ---------     ---------
 Total liabilities and stockholders' equity
  (deficit).........................................   $ 300,611     $ 213,719
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

                    AVIATION SALES COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                                          For the Nine Months
                                                          Ended September 30,
                                                          --------------------
                                                            2000       2001
                                                          ---------  ---------
Operating revenues:
  Sales.................................................. $ 274,668  $ 207,316
  Other..................................................     3,619      6,420
                                                          ---------  ---------
                                                            278,287    213,736
Cost of sales............................................   258,297    214,361
                                                          ---------  ---------
Gross profit (loss)......................................    19,990       (625)
Operating expenses.......................................    39,207     37,653
                                                          ---------  ---------
  Loss from operations...................................   (19,217)   (38,278)
Interest expense.........................................    15,236     18,876
Charge to reserve notes receivable from KAV Inventory,
 LLC.....................................................       --      37,900
Other expense, net.......................................     1,545      1,566
                                                          ---------  ---------
  Loss before income taxes, equity income (loss) of
   affiliate and discontinued operations.................   (35,998)   (96,620)
Income tax expense (benefit).............................     3,823       (141)
                                                          ---------  ---------
  Loss before equity income (loss) of affiliate and
   discontinued operations...............................   (39,821)   (96,479)
Equity income (loss) of affiliate........................        43     (6,573)
                                                          ---------  ---------
  Loss from continuing operations........................   (39,778)  (103,052)
Discontinued operations:
  Operations, net of income taxes........................   (23,432)       --
  Loss on disposal, net of income taxes..................   (51,940)    (6,645)
                                                          ---------  ---------
  Total discontinued operations..........................   (75,372)    (6,645)
                                                          ---------  ---------
  Net loss............................................... $(115,150) $(109,697)
                                                          =========  =========
Basic loss per share:
  Loss from continuing operations........................ $   (2.65) $   (6.86)
  Loss from discontinued operations......................     (5.02)     (0.45)
                                                          ---------  ---------
  Net loss............................................... $   (7.67) $   (7.31)
                                                          =========  =========
Diluted loss per share:
  Loss from continuing operations........................ $   (2.65) $   (6.86)
  Loss from discontinued operations......................     (5.02)     (0.45)
                                                          ---------  ---------
  Net loss............................................... $   (7.67) $   (7.31)
                                                          =========  =========
Weighted average shares of common stock and common stock
 equivalents used to calculate earnings per share, basic
 and diluted.............................................    15,015     15,015
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

                    AVIATION SALES COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                                              For the Three
                                                                 Months
                                                             Ended September
                                                                   30,
                                                            ------------------
                                                              2000      2001
                                                            --------  --------
Operating revenues:
  Sales.................................................... $ 80,743  $ 60,469
  Other....................................................      509       805
                                                            --------  --------
                                                              81,252    61,274
Cost of sales..............................................   81,714    61,819
                                                            --------  --------
Gross loss.................................................     (462)     (545)
Operating expenses.........................................   16,431     8,748
                                                            --------  --------
  Loss from operations.....................................  (16,893)   (9,293)
Interest expense...........................................    4,472     5,765
Charge to reserve notes receivable from KAV Inventory,
 LLC.......................................................      --      8,500
Other expense, net.........................................      508     8,479
                                                            --------  --------
  Loss before income taxes, equity income (loss) of
   affiliate and discontinued operations...................  (21,873)  (32,037)
Income tax expense (benefit)...............................    5,847      (189)
                                                            --------  --------
  Loss before equity income (loss) of affiliate and
   discontinued operations.................................  (27,720)  (31,848)
Equity income (loss) of affiliate..........................       --    (6,261)
                                                            --------  --------
  Loss from continuing operations..........................  (27,720)  (38,109)
Discontinued operations:
  Operations, net of income taxes..........................  (11,826)      --
  Loss on disposal, net of income taxes....................  (42,722)   (2,303)
                                                            --------  --------
  Total discontinued operations............................  (54,548)   (2,303)
                                                            --------  --------
Net loss................................................... $(82,268) $(40,412)
                                                            ========  ========
Basic loss per share:
  Loss from continuing operations.......................... $  (1.85) $  (2.54)
  Loss from discontinued operations........................    (3.63)    (0.15)
                                                            --------  --------
  Net loss................................................. $  (5.48) $  (2.69)
                                                            ========  ========
Diluted loss per share:
  Loss from continuing operations.......................... $  (1.85) $  (2.54)
  Loss from discontinued operations........................    (3.63)    (0.15)
                                                            --------  --------
  Net loss................................................. $  (5.48) $  (2.69)
                                                            ========  ========
Weighted average shares of common stock and common Stock
 equivalents used to calculate earnings per share, basic
 and diluted...............................................   15,015    15,015
                                                            ========  ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    AVIATION SALES COMPANY AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (In Thousands, Except Share Data)
                                  (Unaudited)

                           Common Stock    Additional
                         -----------------  Paid-in   Accumulated      Total
                           Shares   Amount  Capital     Deficit   Equity (Deficit)
                         ---------- ------ ---------- ----------- ----------------
Balance as of December
 31, 2000............... 15,015,317  $15    $150,288   $(143,411)    $   6,892
  Net loss..............        --   --          --     (109,697)     (109,697)
  Warrants issued to
   shareholders for
   credit support.......        --   --        2,892         --          2,892
  Warrants issued to
   shareholder in
   connection with the
   sale of a property...         --  --           46         --             46
  Warrants issued to
   third party .........        --   --           38         --             38
                         ----------  ---    --------   ---------     ---------
Balance as of September
 30, 2001............... 15,015,317  $15    $153,264   $(253,108)    $ (99,829)
                         ==========  ===    ========   =========     =========




  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    AVIATION SALES COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                              For the Nine
                                                              Months Ended
                                                              September 30,
                                                           --------------------
                                                             2000       2001
                                                           ---------  ---------
CASH FLOW FROM OPERATING ACTIVITIES:
 Net loss................................................  $(115,150) $(109,697)
 Adjustments to reconcile net loss to cash provided by
  (used in) activities:
 Loss from discontinued operations.......................     51,940      6,645
 Charge to reserve notes receivable from KAV Inventory,
  LLC....................................................        --      37,900
 Depreciation and amortization...........................     10,789     12,108
 Write down of assets....................................      4,871     21,738
 Proceeds from sale of equipment on lease, net of gain...        885      3,282
 Provision for doubtful accounts.........................      1,593      4,804
 Loss on sale of affiliate...............................        859        --
 Equity in (income) loss of affiliate, net of taxes......        (43)     6,573
 Gain on sale of subsidiary..............................        --      (5,664)
 Income on non-refundable lease deposit..................        --      (2,204)
 Expense from warrants issued to third parties...........        --         440
 Deferred income taxes...................................      2,475        --
 (Increase) decrease in accounts receivable..............    (14,722)    24,291
 (Increase) decrease in inventories......................     51,123       (759)
 Decrease in other current assets........................      9,117      5,838
 (Increase) decrease in other assets.....................     10,361       (526)
 Increase (decrease) in accounts payable.................      1,544     (5,016)
 Increase in accrued expenses............................      4,892     14,471
 Decrease in other liabilities...........................     (4,137)       --
                                                           ---------  ---------
  Net cash provided by operating activities..............     16,397     14,224
                                                           ---------  ---------
CASH FLOW FROM INVESTING ACTIVITIES:
 Purchases of fixed assets...............................     (8,645)    (1,393)
 Payments from related parties...........................         67      1,793
 Investment in limited liability company.................     (2,000)       --
 Proceeds from sale of affiliate.........................      1,455     21,290
 Net proceeds from the sale of discontinued operations...     39,409        --
                                                           ---------  ---------
  Net cash provided by investing activities..............     30,286     21,690
                                                           ---------  ---------
CASH FLOW FROM FINANCING ACTIVITIES:
 Borrowing under senior debt facilities..................    322,836    255,456
 Payments under senior debt facilities...................   (415,057)  (289,675)
 Proceeds of term loan...................................     15,500     12,000
 Payments on equipment loans.............................       (145)      (998)
 Payments on notes payable...............................     (2,411)    (5,500)
 Payments on capital leases..............................       (197)       (99)
 Payments of deferred financing costs....................     (9,588)    (2,662)
                                                           ---------  ---------
  Net cash used in financing activities..................    (89,062)   (31,478)
                                                           ---------  ---------
Net cash provided by (used in) discontinued operations...     36,000     (1,813)
                                                           ---------  ---------
Net increase (decrease) in cash and cash equivalents.....     (6,379)     2,623
Cash and cash equivalents, beginning of period...........     19,439        --
                                                           ---------  ---------
Cash and cash equivalents, end of period.................  $  13,060  $   2,623
                                                           =========  =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid...........................................  $  33,458  $  11,330
                                                           =========  =========
 Income taxes paid.......................................  $   1,028  $      60
                                                           =========  =========
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING
 ACTIVITIES:
 Acquisition of property through capital lease (See Note
  5).....................................................  $     --   $  34,240
                                                           =========  =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    AVIATION SALES COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                       (In Thousands, Except Share Data)
                                  (Unaudited)

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

   In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2001 and the results of its operations for the three and nine month periods ended September 30, 2000 and 2001 and cash flows for the nine month periods ended September 30, 2000 and 2001. The results of operations and cash flows for the nine month period ended September 30, 2001 are not necessarily indicative of the results of operations or cash flows which may be reported for the year ending December 31, 2001.

 Accounting Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Principal estimates made by the Company include the estimated losses on disposal of discontinued operations, the allowance to reduce inventory to the lower of cost or net realizable value, the estimated profit recognized as aircraft maintenance, design and construction services are performed, the allowance for doubtful accounts and notes receivable, the realizability of its investment in affiliates, future cash flows in support of its long lived assets, medical benefit accruals, the estimated fair value of the facilities under capital lease, and the allowances for litigation and environmental costs. A principal assumption made by the Company is that inventory will be utilized and realized in the normal course of business and may be held for a number of years.

 Recently Issued Accounting Standards

   In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the

                    AVIATION SALES COMPANY AND SUBSIDIARIES
purchase accounting method. The elimination of the pooling-of-interest method is effective for transactions initiated after June 30, 2001. The remaining provision of SFAS No. 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on its financial statements.

   In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with defined lives and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date of January 1, 2002. At September 30, 2001, the Company has net goodwill of $26,513 which will be subject to the new impairment tests prescribed under the statement. These new requirements will impact future period net income equal to the amount of discontinued goodwill amortization offset by goodwill impairment charges, if any, and adjusted for any differences between the old and new rules for defining goodwill and intangible assets on future business combinations. An initial impairment test must be performed as of January 1, 2002. Any resulting impairment charge from this initial test will be reported as a change in accounting principle, net of tax. The Company is currently reviewing the provisions of these Standards to determine any impact that might result from adoption, and has not yet made a determination of the impact that adoption of SFAS No. 142 will have on the consolidated financial statements.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion (APB) No. 30, "Reporting the Results Of Operations-- Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and the interim period within. The Company does not believe that the adoption of SFAS No. 144 will have a material impact on its consolidated financial statements.

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

 Liquidity

   The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. Since March 31, 2000, the Company has been out of compliance

                    AVIATION SALES COMPANY AND SUBSIDIARIES
with certain of the financial covenants contained in the Company's credit agreement with its senior lenders and one of the lease agreements to which the Company is a party on several occasions. Since May 31, 2000, the Company has amended and restated its senior credit facility and amended one of its lease agreements on several occasions. The Company was not in compliance at September 30, 2001 with certain covenants contained in the credit agreement and one of its lease agreements and the Company's senior lenders and the lessor have waived the covenant violations.

   As discussed in Note 2, during 2000 and 2001 the Company sold substantially all of the assets of its parts redistribution operation, new parts distribution operation, manufacturing operations and one of its component overhaul operations. The proceeds from these sales were used to repay senior indebtedness and, with respect to the sale of the component overhaul operations, to repay senior indebtedness and for working capital. In addition:
(i) in February 2000 the Company borrowed $15,500 under a supplemental term loan with the financial institution that is the agent for the revolving credit facility, and (ii) in February 2001 the Company borrowed $10,000 under a term loan from a second financial institution. The proceeds from these loans were used to repay senior indebtedness and for working capital. The revolving credit facility and the remaining balance on the $15,500 term loan ($12,000) mature in July 2002 and the $10,000 term loan matures in August 2002. As a result of the above transactions, the outstanding balance on the revolving credit facility was reduced from $268,013 as of March 31, 2000 to $1,740 as of September 30, 2001.

   As of November 16, 2001, the Company has $4,496 of availability for borrowing under its revolving credit facility. The Company has also recently closed (one of which has been closed on a temporary basis) two of its maintenance, repair and overhaul ("MR&O") facilities, consolidated the operations of one of its component overhaul businesses from two facilities to one, reduced its headcount at certain of its other MR&O facilities and implemented salary and benefit reductions that affected virtually all employees in order to lower its operating expenses. Further, the Company was obligated to make $6,704 in interest payments on its 8/1///8/% senior subordinated notes on August 15, 2001, however, the Company did not make the payments because of its agreement with the holders of 73.02% of its outstanding senior notes. See Note
7. Although the Company expects to be able to meet its working capital requirements from its available resources and from other sources, including sales of assets and further equity and/or debt infusions, there can be no assurance that the Company will have sufficient working capital to meet its obligations. The Company incurred net losses for the years ended December 31, 1999 and 2000 and for the nine months ended September 30, 2001 and required cash to fund its operating activities for the years ended December 31, 1998, 1999 and 2000. As a result of these matters, the Company's auditors have issued their opinion on the December 31, 2000 consolidated financial statements with a going concern modification. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. DISCONTINUED OPERATIONS

   In September 2000, the Company completed the sale of substantially all of the assets of its manufacturing operations for $40,299, after post-closing adjustments and excluding transaction expenses. The cash proceeds of the sale were used to repay senior indebtedness.

   In December 2000, the Company completed the sale to Kellstrom Industries, Inc. (the "Purchaser") of substantially all of the assets and business of its redistribution operation in a series of transactions intended to constitute a single transaction (the "Transaction"). The aggregate purchase price received in the Transaction was $156,400, approximately $127,000 of which was paid in cash ($122,000 after payment of transaction expenses). The net proceeds of the Transaction were used to repay senior indebtedness. As part of the Transaction, the Company acquired a 50% interest in a limited liability company, KAV Inventory, LLC ("KAV") organized by the Purchaser and the Company. Substantially all of the aircraft and engine spare parts

                    AVIATION SALES COMPANY AND SUBSIDIARIES
inventory and the engine inventory of the Company's redistribution operation, as well as certain rotable parts inventories from two of the Company's MR&O operations, were sold to KAV for 89% of the closing date book value of such inventory ($148,600, subject to post-closing adjustments). Consideration for the sale of inventory was comprised of cash of approximately $105,500, two senior subordinated notes, each in the principal amount of $13,700 (one of which was sold to Kellstrom in the second component of the transaction for $13,700 in cash), and one junior subordinated note in the principal amount of $15,700.

   The notes bear interest at 14% per annum and are subordinated in all respects to KAV's institutional financing. In addition, the Company issued an $8,500 letter of credit to secure, in part, KAV's institutional financing (see discussion below). Further, the Company and the Purchaser each advanced $2,300 to KAV to allow it to pay fees and costs relating to its institutional financing. The Company and the Purchaser are entitled to receive reimbursement of these advances after payment of the institutional financing and prior to repayment of the senior subordinated notes. KAV's sole business is the liquidation of the inventory it acquired from the Company. KAV entered into an agreement to consign all of its inventories to the Purchaser. The Transaction agreement specifies that all of the proceeds from sales of the inventory, less a consignment commission to the Purchaser of 20%, will be used to pay interest and principal on KAV's institutional debt. After the institutional debt is paid in full, proceeds from the sale of inventory would be used to reimburse the Company and the Purchaser for advances made to KAV to allow it to pay fees and costs relating to its institutional financing, to pay adjustment notes, if any, resulting from post closing adjustments to the closing date book value of the inventory and thereafter to pay interest and principal on the two $13,700 senior notes. Interest and principal on the $15,700 junior note would be paid from the remaining proceeds from the sale of inventory, less a 35% consignment commission to the Purchaser. Under the Transaction agreement, the Company has approval rights relating to the sale price of certain inventory. Because of the uncertainty regarding the collection of the notes, interest income on the notes is not being recognized. The projections of cash distributions to the Company are highly dependent upon the timing of the sales and the sale prices obtained by the Purchaser for KAV's inventory.

   The second component of the Transaction consisted of a sale of certain non-inventory assets of the redistribution operation, including one of the $13,700 senior subordinated notes described above, net of certain payables assumed by the Purchaser, for approximately $21,500, all of which was paid in cash. Under the terms of the Transaction, the Purchaser has the right after one year from the date of the Transaction to require the Company to repurchase receivables sold in accordance with the Transaction to the extent they remain uncollected. As of September 30, 2001, $5,605 receivables sold pursuant to the Transaction had not been collected by the Purchaser. In addition, the purchase price for the sale of inventory and non-inventory assets is subject to post-closing adjustments as set forth in the agreements. The Purchaser has indicated that post-closing adjustments would result in a reduction in the aggregate consideration received pursuant to the Transaction of approximately $681. However, no final agreement has been reached with the Purchaser regarding this issue.

   In addition, as part of the sale of the redistribution operation as described above, the Purchaser leased from the Company a facility and certain furniture, fixtures and equipment used in the redistribution operations for a one-year period. The Purchaser has an option to acquire these assets during the term of the lease and after one year the Company has an option to require the Purchaser to acquire the assets, which can be extended by the Purchaser for six months under certain circumstances. The Purchaser has also entered into a sublease agreement relating to the redistribution operation's warehouse and corporate headquarters facility for a five-year period, with the right to renew for five consecutive five-year periods at a market rental rate. The Company also entered into a non-competition agreement whereby the Company is restricted from engaging in the redistribution business for a period of up to five years. In addition, the Company entered into a cooperation agreement under

                    AVIATION SALES COMPANY AND SUBSIDIARIES
which it agreed to provide repair services for the KAV parts inventory and the Purchaser's parts inventory and the Purchaser agreed to supply parts to the Company's MR&O operations.

   In July 2001, KAV's institutional lender advised KAV that it was in default under its loan agreement and on October 5, 2001, the lender exercised its rights to call the outstanding institutional financing. Accordingly, the Purchaser is now prohibited from selling inventory of KAV except in certain circumstances and KAV has terminated the consignment agreement with the Purchaser. Additionally, on October 18, 2001, the lender drew against the Company's $8,500 letter of credit which immediately reduced KAV's institutional financing by $8,500 and increased the Company's notes receivable from KAV by $8,500. Further, during the last few months, the Purchaser has reported in its filings with the SEC that it is having substantial financial difficulties. As a result of these matters, and due to current poor economic conditions in the redistribution industry and the aviation industry as a whole and lower than projected sales levels by KAV, during the quarter ended June 30, 2001 the Company recorded a full reserve against both the $13,700 senior note and the $15,700 junior note due from KAV which it holds. Additionally, the Company reserved $8,500 during the quarter ended September 30, 2001 for the additional note receivable from KAV that arose on October 18, 2001 when the Company's letter of credit was drawn against. For the same reasons, during the 2001 second and third quarters, the Company recorded reserves totaling $5,081 and $2,600, respectively, relating to net assets of discontinued operations whose realizability is impacted by the operations and financial conditions of the Purchaser and KAV. In total, aggregate charges relating to these matters were $11,100 and $45,581 for the three and nine months ended September 30, 2001. Further, in the event that the Purchaser's financial difficulties as discussed above adversely impact its ability to make payments under its lease obligations and/or its obligation to purchase certain property and equipment, additional write downs and accruals may be necessary. Finally, the Purchaser's financial condition may adversely impact its ability to satisfy its obligations under the above-described ancillary agreements.

   In December 2000, the Company completed the sale of the stock of its subsidiary, Aviation Sales Bearings Company. In the transaction, the Company received net aggregate consideration of $17,700 inclusive of debt assumed by the purchaser. The net cash proceeds from the sale, which approximated $13,500, were used to reduce outstanding senior indebtedness. Also, as part of the transaction, the Company retained certain accounts receivable and inventories. Such retained assets are being sold and collected pursuant to consignment and collection agreements executed with the purchaser. The Company anticipates that the liquidation of these assets will provide additional consideration as these receivables are collected and inventory is sold.

   The net income (loss) of these operations prior to their respective disposal dates net of income taxes is included in the accompanying condensed consolidated statements of operations under "discontinued operations." Previously issued financial statements have been changed to reflect those operations as discontinued operations. Revenues from such operations were $52,654 and $217,828 for the three and nine months ended September 30, 2000, respectively.

3. INVESTMENTS IN AFFILIATES

   During 1994, Whitehall obtained a 40% ownership in a joint venture involved in the development of aircraft-related technology for an initial investment of $1. The Company accounted for its investment in the joint venture under the equity method. In 1994, Whitehall loaned $2,000 to the joint venture, which was evidenced by a promissory note, which accrued interest at a maximum rate of 5% per annum. Principal and accrued interest became due on January 5, 1999. During February 2000, the Company converted the then outstanding note and accrued interest payable balance into a capital contribution. During May 2000, the Company liquidated its investment in the joint venture and recorded a charge of $859 to other expense.

   In August 1999, the Company obtained a 50% interest in a limited liability corporation that designs, manufactures and installs an FAA approved conversion kit that converts certain Boeing 727 aircraft from passenger configuration to cargo configuration. The initial investment was $2,500. During 2000 and 2001, the Company has invested an additional $3,734 and $339, respectively, in the form of cash advances and services.

                    AVIATION SALES COMPANY AND SUBSIDIARIES

The Company accounts for this investment under the equity method. The limited liability corporation is in the early development of the conversion kit and sales to date have been minimal and the Company has incurred losses to date in fulfilling these sales. Realizability of this investment is dependent on the ability of the limited liability corporation to attract new business during future periods at rates sufficient to cover its costs including the investment made by the Company. As a result of current economic and industry factors, the Company has recorded a charge of $6,417 during the three months ended September 30, 2001 to reserve in full the unamortized carrying value of this investment.

4. NOTES PAYABLE AND REVOLVING LOAN

   Prior to May 31, 2000, the Company had a revolving loan and letter of credit facility (the "Credit Facility") of $300,000 with a group of financial institutions. Effective May 31, 2000, the Credit Facility was amended and restated and the commitment was reduced to $285,000. Following the sales of businesses described in Note 2, the commitment was reduced to $57,737, which was also the commitment amount as of September 30, 2001. Pursuant to an amendment executed on November 27, 2001, the commitment was reduced to $47,500. The Credit Facility has been amended on several occasions since May 31, 2000. The Credit Facility, as amended to date expires in July 2002. Interest under the Credit Facility is, at the option of the Company, (a) prime plus 3.0%, or
(b) LIBOR plus 4.5%. Borrowings under the Credit Facility are secured by a lien on substantially all of the Company's assets and the borrowing base consists primarily of certain of the Company's account receivables and inventory.

   The Credit Facility contains certain financial covenants regarding the Company's financial performance and certain other covenants, including limitations on the amount of annual capital expenditures and the incurrence of additional debt, and provides for the suspension of borrowing and repayment of all debt in the event of a material adverse change in the business of the Company or a change in control as defined. A default under the Credit Facility could potentially result in a default under other agreements to which the Company is a party, including its lease agreements. In addition, the Credit Facility requires mandatory repayments and a reduction in the total commitment under the Credit Facility from the proceeds of a sale of assets or an issuance of equity or debt securities or as a result of insufficient collateral to meet the borrowing base requirements thereunder. As of September 30, 2001 the Company was not in compliance with certain covenants. The financial institutions which are party to the Credit Facility have agreed to waive such event of non-compliance. To the extent the Credit Facility remains outstanding as of certain dates, the Company is committed to pay incremental financing fees as follows: November 14, 2001--2% of outstanding commitment and February 14, 2002--2% of outstanding commitment. The November 14, 2001 fee of $950 is being paid in three equal installments on November 27, 2001, December 14, 2001 and January 14, 2002. As of September 30, 2001, $3,109 was available for borrowing under the Credit Facility and outstanding letters of credit aggregated $29,606. Since September 30, 2001, $17,500 of letters of credit have been drawn (see Notes 2 and 5).

   In February 2000, the Company obtained a $15,500 term loan from the financial institution that is the agent under the Credit Facility. The term loan is senior secured debt; bears interest at 12% per annum, contains financial and other covenants that are consistent with the Credit Facility, and matures in July 2002. As discussed in Note 8, the Company repaid $3,500 of the term loan from the proceeds of the sale of Caribe Aviation. The remaining principal balance is due in July 2002. Under the term loan agreement, the Company also granted the lender common stock purchase warrants to purchase 129,000 shares of the Company's common stock exercisable for nominal consideration at any time until December 31, 2005. If the term loan is not repaid in full, the warrants entitle the holder to require the Company to repurchase the warrants or common shares issued upon prior exercise of the warrants at $8.50 per share. The lender has not required the Company to repurchase any warrants through November 16, 2001. The Company has recorded the value of these warrants ($1,079) as additional deferred financing costs and accrued expenses and is amortizing this amount to interest expense over the term of this loan.

                    AVIATION SALES COMPANY AND SUBSIDIARIES

   As discussed in Note 7, the Company's senior lenders have agreed, subject to certain conditions, to forbear until March 31, 2001 in regard to the default which existed in the senior credit facilities resulting from the failure to make the August 15, 2001 subordinated note interest payment. This forbearance effectively cures the cross-default under this term loan through the end of the forbearance period. Subsequent to the end of the forbearance period (if the restructuring is not completed by that date or if the forbearance period is not otherwise extended) the holder of the term loan will have the ability to accelerate payment of the outstanding term loan balance.

   In February 2001, the Company obtained a $10,000 term loan from a financial institution. The term loan is senior secured debt, bears interest at LIBOR plus 2% and matures in August 2002. The proceeds of the term loan were used to pay the semi-annual interest payment on the senior subordinated notes in February 2001 of $6,704 and for working capital purposes. In connection with the term loan, the Company issued warrants to purchase 250,000 shares of its unissued common stock at an exercise price of $4.00 per share to each of four individuals, one of whom is an officer and director of the Company and two of whom are principal stockholders of the Company. Each of these individuals provided credit support to the financial institution which advanced the loan proceeds. The Company has recorded the value of these warrants ($2,536) as additional deferred financing costs and is amortizing this amount to expense over the term of the loan. In May 2001, the Company obtained a short-term increase of up to $3,000 in the term loan. The Company borrowed $2,000 under the increased term loan in May 2001, and thereafter repaid the additional borrowing from the proceeds of the Caribe sale. One of the Company's principal stockholders provided credit support for the increased amount of the term loan. In return for providing credit support for the additional borrowing, the stockholder received a cash fee of $67 and warrants to purchase 333,334 shares of the Company's common stock at an exercise price of $1.40 per share. The value of these warrants ($356) and the cash fee of $67 were charged to results of operations during the quarter ended June 30, 2001. The Credit Support provided by each of the related parties was in the form of a full and unconditional guaranty to the financial institution, up to a percentage amount, of any amounts required to be repaid to the financial institution.

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

   The indenture pursuant to which the senior subordinated notes have been issued permits the Company and its subsidiaries to incur additional indebtedness, including additional senior debt. Under the indenture, the Company may borrow unlimited additional amounts so long as after incurring such debt it meets a fixed charge coverage ratio for the most recent four fiscal quarters. Additionally, the indenture allows the Company to borrow and have outstanding additional amounts of indebtedness (even if it does not meet the required fixed charge coverage ratios), up to enumerated limits. The Company did not meet the fixed charge coverage ratio for the one-year period ended September 30, 2001. Accordingly, its ability to incur additional debt is currently limited under its indenture. The senior subordinated notes are also effectively subordinated in right of payment to all existing and future liabilities of any of the Company's subsidiaries that do not guarantee the senior subordinated notes.

                    AVIATION SALES COMPANY AND SUBSIDIARIES

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

   On August 14, 2001, the Company entered into an agreement with the holders of 73.02% of its outstanding 8/1///8/% senior subordinated notes to restructure these notes. See Note 7.

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

                    AVIATION SALES COMPANY AND SUBSIDIARIES

The note was payable over a two year period with an interest rate of 8% per annum. The first payment of $2,500 was made during March 1999 and the second payment of $2,500 was made during March 2000.

5. COMMITMENTS AND CONTINGENCIES

 Litigation And Claims

   Several lawsuits have been filed against the Company and certain of its officers and directors, and its auditors, in the United States District Court for the Southern District of Florida, which have now been consolidated into a single lawsuit. The consolidated complaint, as amended in March 2000, September 2000 and September 2001, alleges violations of Sections 11 and 15 of the Securities Act of 1933 ("Securities Act") and Sections 10(b) and 20(a) of, and Rule 10b-5 under, the Securities Exchange Act of 1934 ("Exchange Act"). Among other matters, the complaint alleges that the Company's reported financial results were materially misleading and violated generally accepted accounting principles. The amended consolidated complaint seeks damages and certification of two classes, one consisting of purchasers of the Company's common stock in the June 1999 public offering and one consisting of purchasers of the Company's common stock during the period between April 30, 1997 and April 14, 2000. On August 22, 2001, the District Court granted the Company's motion to dismiss the pending claims under the Exchange Act, with leave to amend, but denied the Company's motion to dismiss the pending claims under the Securities Act. A third amended consolidated complaint was filed on September 22, 2001 and the Company has filed a motion to dismiss the Exchange Act claims contained in the third amended consolidated complaint. The Company believes that the allegations contained in the third amended consolidated complaint are without merit and intends to vigorously defend these and any related actions. Nevertheless, unfavorable resolution of these lawsuits could have a material adverse effect on the Company's financial position and results of operations.

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

                    AVIATION SALES COMPANY AND SUBSIDIARIES

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

   Accrued expenses in the accompanying December 31, 2000 and September 30, 2001 condensed consolidated balance sheets includes $1,702 and $1,663, respectively, related to obligations to remediate the environmental matters described above. Future information and developments will require the Company to continually reassess the expected impact of the environmental matters discussed above. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. These uncertainties include the extent of required remediation based on testing and evaluation not yet completed and the varying costs and effectiveness of remediation methods.

 Tax Retention Operating Lease Financing

   On December 17, 1998, the Company entered into an operating lease for its build-to-suit corporate headquarters and warehouse facility with Wells Fargo, as successor to First Security Bank, National Association, as trustee of a newly created trust, as lessor. The lease had an initial term of five years and is a triple net lease with annual rent as provided in the lease. Pursuant to an amendment to the lease agreement executed November 27, 2001, the lease maturity was changed to July 2002. The lease contains financial covenants regarding the Company's financial performance and certain other affirmative and negative covenants, which it will be obligated to comply with during the term of the lease.

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

   Lease payments are currently at a rate of Prime plus 3.25% to 4.0% and the Company is responsible for all property taxes, insurance and maintenance of the property. The Company has subleased a portion of the facility to the purchaser of the Company's redistribution operation (see Note 2). The sublease is for an initial term of five years with an additional option to renew for five consecutive five-year terms at market rates. Payments during the initial term are the lesser of $384 per month or the actual amount paid by the Company relating to the premises subleased, less $26 per month relating to certain space which the Company occupies in the building.

   The development of the new facility was financed by the trust through a $43,000 loan facility provided by a financial institution. Pursuant to the agreements entered into in connection with this financing, the Company was obligated to develop the new facility on behalf of the trust and was responsible for the timely completion thereof within an established construction budget. As discussed in Note 8, in conjunction with the sale of Caribe, the purchaser of this business also acquired the real estate and facility used by the Caribe business for $8,500. These proceeds were used to repay a portion of the financing utilized to develop this facility. Further, under a September 10, 2001 agreement, the Company has agreed that the lender may draw down in full, at any time, the $9,000 letter of credit which the Company has posted as security for this loan and to apply the proceeds from such letter of credit draw against balances outstanding under this loan agreement. On

                    AVIATION SALES COMPANY AND SUBSIDIARIES

November 7, 2001, the lender drew the entire $9,000 letter of credit. As a result of the draw on the letter of credit and modifications made to the required lease payments under a November 27, 2001 amendment to the lease, the Company has determined that the lease now qualifies as a capital lease. Since the Company intends to sell this property, the Company has recorded an asset, property held for sale, and a related capital lease liability in the amount of $34,240 in the accompanying condensed consolidated balance sheet as of September 30, 2001. The capital lease liability was reduced on November 7, 2001 by the application of the proceeds of the $9,000 letter of credit. Management estimates that the recorded value of the property held for sale currently exceeds its fair market value by approximately $9,000. Accordingly, the Company has recorded an impairment charge (included in other expense, net) of $9,000 during the three months ended September 30, 2001. The Company and substantially all of its subsidiaries have guaranteed the repayment of $25,240, after the November 7, 2001 draw on the line of credit, of the trust's obligations under these agreements. The trust's obligations under these agreements are secured by a lien on the real property and improvements comprising the facilities and on the fixtures therein.

   The lease agreement has been amended on several occasions. Under the terms of the April 19, 2001 amendment, two shareholders of the Company provided a guarantee in an amount up to $1.0 million. In exchange for providing their guarantee, the shareholders each received warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $1.75 per share the value of which was charged to results of operations during the period. Such guarantee has been released in conjunction with the sale of Caribe and repayment of proceeds relating to the sale of the real estate and facility as discussed above. As part of the April 19, 2001 amendment, the lessor also agreed to waive non-compliance with financial covenants, if any, through the period ended December 31, 2001. As of November 9, 2001 the Company was not in compliance with certain covenants contained in the lease agreement. The lessor has agreed to waive such events of non-compliance.

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

   In January 2001, the Company sold a loan relating to its former corporate headquarters to a principal stockholder of the Company for 90% of the then outstanding principal balance of $2,006. In conjunction with the transaction, the Company granted to the stockholder warrants to purchase 25,000 shares of common stock at an exercise price of $3.63 per share. The value of the warrants of $46 was charged to operating results and credited to additional paid-in capital.

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

6. EARNINGS PER SHARE

                                                     For the Three For the Nine
                                                     Months Ended  Months Ended
                                                     September 30, September 30,
                                                     ------------- -------------
                                                      2000   2001   2000   2001
                                                     ------ ------ ------ ------
Weighted average common and common equivalent
 shares outstanding used in calculating diluted and
 basic earnings per share..........................  15,015 15,015 15,015 15,015
                                                     ====== ====== ====== ======
Options and warrants outstanding which are not
 included in the calculation of diluted earnings
 per share because their impact is antidilutive....   1,773  4,335  1,773  4,335
                                                     ====== ====== ====== ======

                    AVIATION SALES COMPANY AND SUBSIDIARIES

7. CONTEMPLATED SENIOR SUBORDINATED NOTE RESTRUCTURING AND RIGHTS OFFERING

   In August 2001, the Company entered into an agreement with the holders of 73.02% of its outstanding senior subordinated notes to restructure those notes. Under the agreement, the note holders will exchange their existing notes for up to $10,000 in cash, $100,000 par value of new five-year notes with paid-in-kind interest of 8% per annum and 15% of the equity of the reorganized company. The new notes will be redeemable at the Company's option at the following percentages of par plus accrued interest on the par value through the date of redemption: 2002--70.0%, 2003--72.5%, 2004 --73.0%, 2005--75.625% and 2006--
77.5%. If the new notes are not redeemed prior to their maturity, they will convert into common stock representing 90% ownership of the reorganized company. The new notes will also provide that the holders will receive additional shares of common stock representing 15% of the reorganized company if the notes are redeemed in 2002 or 2003 and 10% of the reorganized company if the notes are redeemed in 2004, 2005 or 2006. As a result of the contemplated note restructuring and agreement entered into with holders of the existing notes, the Company has classified the existing senior subordinated notes as a current liability in the accompanying condensed consolidated balance sheet as of September 30, 2001.

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

   Approval of the note restructuring and the sale of common shares in the rights offering will require approval of a majority of the Company's stockholders. Completion of the note restructuring will also be subject to the requirements that 80% of the holders of the Company's existing notes tender their notes in the exchange and consent to the removal of all covenants contained in the indenture relating to the existing notes (other than the obligation to pay principal and interest), approval by the Company's senior lenders (which has recently been obtained) and other customary conditions. Although there can be no assurances, the restructuring is expected to be completed during the first quarter of 2002.

   Under the agreement, the holders of more than a majority of the Company's outstanding notes have agreed to waive the default arising as a result of the failure to pay the interest payment on its notes due on August 15, 2001. Also, the Company's senior lenders have agreed to forbear on the default in the senior loan agreements resulting from the failure to make the August 15, 2001 note interest payment until March 31, 2001, so long as the registration statements relating to the note exchange and rights offering have become effective by February 15, 2002. The Company has recently filed registration statements relating to the note exchange offer and rights offering; however these registration statements are not yet effective.

   In the event that the note exchange offer and rights offering fails to close, such failure is likely to have a material adverse effect on the Company and may force the Company to seek bankruptcy protection or commence liquidation or administrative proceedings. If the Company is unable to close the note exchange offer and rights offering, it will seek alternate financing to meet its working capital obligations. However, there can be no assurance such funding will be available.

                    AVIATION SALES COMPANY AND SUBSIDIARIES

8. OTHER EVENTS

   Due to the current economic environment and the depressed status of the aviation industry including the market for overhaul services relating to JT8D engines, and the results of operations relating to the Company's engine overhaul operation, during the quarters ended June 30, 2001 and September 30, 2001 the Company recognized non-cash charges totaling $10,886 and $2,853, respectively, relating to an impairment of goodwill, leasehold improvements and fixed assets and inventory reserves relating to this operation. Of this amount, $12,739 and $1,000 are recorded in operating expenses and cost of sales, respectively, in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2001.

   In May 2001, the Company completed the sale of the assets of its Caribe Aviation component repair operation. The purchase price was $22,500, of which $21,750 was received in cash at the closing and the balance will be received within one year, subject to post closing adjustments. The Company used $10,000 of the proceeds from the sale to repay the Credit Facility and $5,500 to repay borrowings under its term loans (see Note 4). The balance, net of expenses, was used for working capital. In addition, the purchaser acquired the real estate and facility on which the Caribe operation was located for an aggregate purchase price of $8,500. The proceeds from the sale of the real estate and facility were used to reduce the Company's outstanding tax retention operating lease financing (see Note 5).

   During the quarter ended June 30, 2001, the Company recognized a gain on the sale of Caribe Aviation and income on a non-refundable lease deposit that had previously been recorded as a long-term liability totaling $7,868 in the aggregate. These amounts are recorded in other expense, net in the accompanying condensed consolidated statements of operations. In addition, during the quarter ended June 30, 2001 the Company received settlements on accounts receivable of the former redistribution operation that had been previously fully reserved. These collections, totaling $2,645, are recorded as an offset to the loss from discontinued operations in the accompanying condensed consolidated statements of operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   UNLESS THE CONTEXT OTHERWISE REQUIRES, REFERENCES TO "AVIATION SALES," "WE," "OUR" AND "US" IN THIS QUARTERLY REPORT ON FORM 10-Q INCLUDES AVIATION SALES COMPANY AND ITS SUBSIDIARIES. THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS OR MAY CONTAIN FORWARD-LOOKING STATEMENTS, SUCH AS STATEMENTS REGARDING OUR STRATEGY AND ANTICIPATED TRENDS IN THE INDUSTRY IN WHICH WE OPERATE. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON OUR CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATING TO OUR OPERATIONS AND RESULTS OF OPERATIONS, COMPETITIVE FACTORS, SHIFTS IN MARKET DEMAND, AND OTHER RISKS AND UNCERTAINTIES, INCLUDING, IN ADDITION TO THOSE DESCRIBED BELOW AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q, OUR ABILITY TO SUCCESSFULLY COMPLETE THE CONTEMPLATED RESTRUCTURING OF OUR SENIOR SUBORDINATED NOTES AND RIGHTS OFFERING, OUR ABILITY TO CONTINUE TO GENERATE SUFFICIENT WORKING CAPITAL TO MEET OUR OPERATING REQUIREMENTS AND SERVICE OUR INDEBTEDNESS, OUR MAINTAINING GOOD WORKING RELATIONSHIPS WITH OUR VENDORS AND CUSTOMERS, COMPETITIVE PRICING FOR OUR PRODUCTS AND SERVICES, OUR ABILITY TO ACHIEVE GROSS PROFIT MARGINS AT WHICH WE CAN BE PROFITABLE, INCLUDING MARGINS ON SERVICES WE PERFORM ON A FIXED PRICE BASIS, COMPETITION IN THE AIRCRAFT MR&O MARKET AND THE IMPACT ON THAT MARKET AND THE COMPANY OF THE TERRORIST ATTACKS ON SEPTEMBER 11, 2001, OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL IN OUR BUSINESSES, UTILIZATION RATES FOR OUR MR&O FACILITIES, OUR ABILITY TO EFFECTIVELY MANAGE OUR BUSINESS, ECONOMIC FACTORS WHICH AFFECT THE AIRLINE INDUSTRY AND CHANGES IN GOVERNMENT REGULATIONS. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM RESULTS EXPRESSED OR IMPLIED IN ANY FORWARD-LOOKING STATEMENTS MADE BY US IN THIS QUARTERLY REPORT ON FORM 10-Q. WE DO NOT UNDERTAKE ANY OBLIGATION TO REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR CIRCUMSTANCES.

   The following discussion and analysis should be read in conjunction with the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2000 (the "Form 10-K").

Contemplated Senior Subordinated Note Restructuring and Rights Offering

   On August 14, 2001, we entered into an agreement with the holders of 73.02% of our senior subordinated notes to restructure those notes. Under the agreement, the note holders will exchange their existing $165 million in notes for up to $10.0 million in cash, $100.0 million par value of new five-year notes with paid-in-kind interest of 8% per annum and 15% of the equity of the reorganized company. The new notes will be redeemable at our option at the following percentages of par plus accrued interest on the par value through the date of redemption: 2002--70.0%, 2003--72.5%, 2004--73.0%, 2005--75.625% and
2006--77.5%. If the new notes are not redeemed prior to their maturity, they will convert into common stock representing 90% of the reorganized company. The new notes will also provide that the holders will receive additional shares of common stock representing 15% of the reorganized company if the notes are redeemed in 2002 or 2003 and 10% of the reorganized company if the notes are redeemed in 2004, 2005 or 2006. In connection with the restructuring, we intend to conduct a rights offering of shares of our common stock to all existing stockholders to raise $20.0 million. One of our principal stockholders has agreed to provide us with a standby commitment to purchase any unsold allotments. Investors who purchase the $20.0 million of shares in the reorganized company will receive 80% of the outstanding common stock of the reorganized company. Under the terms of the agreement, our existing stockholders will own 5% of the restructured company. Additionally, the new note holders and our existing stockholders will each as a group be granted warrants at a fixed price to purchase an additional 10% of the reorganized company.

   Approval of the note restructuring and the sale of common stock in the rights offering will require approval of a majority of our stockholders. Completion of the note restructuring will be subject to the requirement that 80% of the holders of our existing notes tender their notes in the exchange and consent to the removal of all covenants contained in the indenture relating to the existing notes (other than the obligation to pay principal and interest), approval by senior lenders (which was recently received) and other customary conditions. Although there can be no assurances, we believe that we will be able to complete the restructuring during the first quarter of 2002.

   Under the agreement, the holders of more than a majority of the outstanding notes have agreed to waive the default arising as a result of the failure to pay the interest payment due August 15, 2001. Also, the senior lenders have agreed to waive the default in the senior loan agreements resulting from the failure to make the August 15, 2001 note interest payment until March 31, 2002, subject to certain conditions. We have recently filed registration statements relating to the note exchange offer and rights offering; however our filings are not yet effective.

   In the event that the note exchange offer and rights offering fails to close, such failure is likely to have a material adverse effect on us and may force us to seek bankruptcy protection or commence liquidation or administrative proceedings. If we are unable to close the note exchange offer and rights offering, we will seek alternate financing to meet our working capital obligations. However, there can be no assurance such funding will be available.

Recent Developments Concerning Our Operations

   The September 11, 2001 terrorist attacks against the United States of America have had a severe impact on the aviation industry. As a result of these attacks and its related aftermath, many commercial passenger airlines and air cargo carriers have reported significant reductions in their capacity and have taken out of service upwards of 20% of their aircraft. This reduction in capacity caused by the September 11, 2001 events is likely to cause the aerospace industry to incur significant losses in 2001. In an effort to conserve cash, many of our customers have decided to defer non-essential aircraft maintenance and overhaul services. The effect of the terrorist acts and the state of the economy in general have had a negative impact on our business. The Company has taken actions, including further head count reductions, to reduce its costs as a result of the anticipated level of current business opportunities.

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

   As a result, in part, of the anticipated reduced volume of services to be provided to a customer which filed for bankruptcy and in an effort to reduce operating expenses, in March 2001 we temporarily closed our Oscoda,

Michigan heavy airframe maintenance facility and reduced headcount at certain of our other MR&O facilities. We also consolidated our Aircraft Interior Design operation into a single facility in Dallas, Texas and consolidated our Winston Salem, North Carolina heavy airframe maintenance operation into our Greensboro, North Carolina facility. In addition, in April 2001, we implemented salary and benefit reductions that affected virtually all employees. These initiatives, which reduced our total headcount by approximately 940, are expected to reduce our operating expenses by approximately $22.0 million to $25.0 million on an annual basis. During the second quarter of 2001, we implemented further headcount reductions. In total, the employee headcount for our MR&O operations has been reduced by approximately 28% since the beginning of 2001 to approximately 2,400 employees as of September 30, 2001.

   We currently hold $37.9 million of notes receivable from KAV Inventory, LLC ("KAV"), the joint venture formed as part of the sale of our redistribution operation (see Note 2 to the Condensed Consolidated Financial Statements). In addition, we currently have recorded assets including inventory on consignment with the purchaser of that operation, potential additional notes receivable from KAV and accounts receivable sold as part of the transaction which the Company may be required to repurchase, which are included in net assets of discontinued operations. The realizability of these assets is highly dependent upon the timing of sales from the inventory of KAV and prices obtained by the purchaser pursuant to its consignment agreement with KAV as well as the financial condition of the purchaser and general economic and industry conditions. As a result of the default of KAV under its credit agreement with the financial institution that provided funding for the purchase of the inventory and the weakened economic conditions being experienced by the purchaser of that business (as reported in its filings with the SEC) and in the aviation industry, the Company recorded non-cash reserves totaling $11.1 million and $45.6 million, during the three and nine months ended September 30, 2001, respectively, including a full reserve on all of the notes receivable due from KAV.

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

  . the general state of the economy,

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

   Operating revenues for the nine months ended September 30, 2001 decreased $64.6 million or 23.2% to $213.7 million, from $278.3 million for the nine months ended September 30, 2000. The decrease in revenues is primarily attributable to decreased revenues from our heavy airframe maintenance operations. This decrease was generally caused by a reduction in market opportunities due to adverse market conditions, which have caused many of our customers to delay maintenance on their aircraft or park older aircraft maintained by us due to rising fuel prices and general economic conditions. Our market has also been adversely impacted during 2001 by increased competition that has spread outsourced available heavy airframe maintenance among a larger group of providers. In addition, revenues decreased due to the temporary closure of our Oscoda, Michigan heavy airframe maintenance facility and the consolidation of our Winston Salem, North Carolina heavy aircraft maintenance facility into our Greensboro, North Carolina operations, impacts of fixed pricing and a change in the timing of revenue recognition in relation to the design and construction of specialized parts effective December 31, 2000. Also, revenues for Caribe Aviation declined $9.4 million due to the sale of that business in May 2001. For the same reasons, operating revenues for the three months ended September 30, 2001 decreased $20.0 million, or 24.6%, to $61.3 million, from $81.3 million for the three months ended September 30, 2000.

   Gross profit decreased $20.6 million, or 103.0% to ($0.6) million for the nine months ended September 30, 2001, compared with $20.0 million for the nine months ended September 30, 2000. Gross profit remained constant at ($0.5) million for the three months ended September 30, 2000 and 2001. Gross profit for the nine months ended September 30, 2000 was also negatively impacted by a charge recorded of $11.5 million relating to the disposition of three A-300 aircraft that were sold during August and September 2000 and the reduction of the carrying value of certain equipment on lease. We incurred losses of $1.3 million during the beginning of the first quarter of 2001 associated with the start-up of operations at one of our heavy airframe maintenance facilities for a new program that began at the end of 2000. Additionally, due to adverse economic conditions as described above, we provided for an additional $2.4 million in inventory and other reserves included in cost of sales during the nine months ended September 30, 2001. The remaining decrease in gross profit during these periods is primarily attributable to the reduction in revenue described above relative to our primarily fixed cost structure and the impact of price competition and fixed pricing on certain of our heavy airframe maintenance operations. As a result of reduced revenues and market opportunities, as described above, during the first nine months of 2001 we closed and consolidated certain facilities and reduced headcount at each of our operations, resulting in an aggregate reduction of approximately 28% of our workforce. In addition, in April 2001 we implemented salary and benefit reductions that affected virtually all employees. These initiatives are expected to reduce our operating expenses by approximately $22.0 million to $25.0 million on an annual basis. Gross profit as a percentage of operating revenues decreased to (0.3%) for the nine months ended September 30, 2001, from 7.2% for the nine months ended September 30, 2000. Gross profit as a percentage of operating revenues decreased to (0.9%) for the three months ended September 30, 2001, from (0.6%) for the three months ended September 30, 2000.

   Operating expenses decreased $1.5 million or 3.8% to $37.7 million for the nine months ended September 30, 2001, compared with $39.2 million for the nine months ended September 30, 2000. Operating expenses as a percentage of operating revenues were 17.6% for the nine months ended September 30, 2001, compared to 14.1% for the nine months ended September 30, 2000. Operating expenses decreased $7.7 million or 47.0% to $8.7 million for the three months ended September 30, 2001, compared with $16.4 million for the three months ended September 30, 2000. Operating expenses as a percentage of operating revenues were 14.3% for the three months ended September 30, 2001 compared to 20.2% for the three months ended September 30, 2000. Operating expenses in 2000 were affected by a $3.6 million increase in professional fees relating primarily to the completion of our 1999 audit and the refinancing and amendments to our Credit Facility, and a charge of $4.4 million relating to reserves recorded against certain accounts receivable of a major customer which filed for bankruptcy protection in 2000. Operating expenses were also negatively impacted by the costs associated with the move to new facilities during the third quarter of 2000 of two of our MR&O operations.

Included in operating expenses for the nine months ended September 30, 2001 are an aggregate of $14.9 million in non-cash charges including the write off of goodwill and certain leasehold improvements associated with the closure of the Oscoda, Michigan heavy airframe maintenance facility and an impairment relating to the Oscoda, Michigan engine overhaul operation and Winston heavy airframe maintenance facility, an allowance relating to a receivable from one airframe customer which has experienced significant financial difficulty and moving costs associated with the consolidation of the operations of Aircraft Interior Design into a single facility in Dallas, Texas. These costs were partially offset by a reduction in operating expenses resulting from the temporary closure of two heavy airframe maintenance facilities during 2001 and the savings associated with the consolidation of the operations of Aircraft Interior Design.

   Interest expense for the nine months ended September 30, 2001 increased by $3.7 million or 24.3% to $18.9 million, from $15.2 million for the nine months ended September 30, 2000. Interest expense for the three months ended September 30, 2001 increased by $1.3 million or 28.9% to $5.8 million, from $4.5 million for the three months ended September 30, 2000. These increases were primarily attributable to increased amortization of bank fees due to the significant bank fees paid during 2000 and the beginning of 2001 and amortization relating to the sale of Caribe during the second quarter.

   As described above, during the nine months ended September 30, 2001, we recorded a charge, $8.5 million of which was reserved in the three months ended September 30, 2001, to fully reserve against the notes receivable due from KAV Inventory, LLC in the amount of $37.9 million. See further discussion above.

   Other expense, net increased $0.1 million from $1.5 million for the nine months ended September 30, 2000 to $1.6 million for the nine months ended September 30, 2001. Other expense, net increased $8.0 million from $0.5 million for the three months ended September 30, 2000 to $8.5 million for the three months ended September 30, 2001. Other expense, net for the three and nine months ended September 30, 2000 includes our recording a loss of $0.9 million in connection with the disposition of the AvAero joint venture. Included in other expense for the three and nine months ended September 30, 2001 is the gain on the sale of Caribe and the recognition of income on a lease deposit during the second quarter of 2001 totaling $7.9 million in the aggregate offset by a charge during the third quarter of 2001 of $9.0 million relating to our purchase obligation on property in which the obligation price exceeds the fair market value of the property.

   As a result of the above factors, loss before income taxes, equity income
(loss) of affiliate and discontinued operations for the nine months ended September 30, 2001 was a loss of $96.6 million, compared to a loss of $36.0 million for the nine months ended September 30, 2000. As a result of the above factors, loss before income taxes, equity income (loss) of affiliate and discontinued operations for the three months ended September 30, 2001 was a loss of $32.0 million, compared to a loss of $21.9 million for the three months ended September 30, 2000.

   Equity income (loss) of affiliate, net of income taxes, increased $6.6 million for the nine months ended September 30, 2001 to a loss of $6.6 million from zero for the same period in 2000. The increase is attributable to our recording a charge of $6.3 million during the three months ended September 30, 2001 to fully reserve our investment in a limited liability corporation that designs, manufactures and installs FAA approved Boeing 727 conversion kits.

   For the reasons set forth above, loss from continuing operations for the nine months ended September 30, 2001 was $103.1 million or $6.86 per diluted share, compared to $39.8 million, or $2.65 per diluted share for the nine months ended September 30, 2000. Loss from continuing operations for the three months ended September 30, 2001 was $38.1 million or $2.54 per diluted share, compared to $27.7 million, or $1.85 per diluted share for the three months ended September 30, 2000. Weighted average common and common equivalent shares outstanding (diluted) were 15.0 million during the three and nine months ended September 30, 2001 and 2000.

   Loss from discontinued operations for the nine months ended September 30, 2001 was $6.6 million, or $0.45 per diluted share, compared to $75.4 million or $5.02 per diluted share for the nine months ended

September 30, 2000. Loss from discontinued operations for the three months ended September 30, 2001 was $2.3 million or $0.15 per diluted share compared to $54.5 million or $3.63 per diluted share for the three months ended September 30, 2000. Loss from discontinued operations for the three and nine months ended September 30, 2001 is primarily comprised of collections on receivables retained from the sale of the redistribution operation that had been fully reserved offset by the reserving of certain other assets including $2.6 million and $7.7 million, respectively, of reserves relating to assets whose realization is impacted by KAV and the financial condition of the purchaser of the redistribution operation.

Liquidity and Capital Resources

 Liquidity

   As of September 30, 2001, we had outstanding indebtedness of approximately $226.5 million (excluding then outstanding letters of credit of $29.6 million), of which $58.0 million was senior debt, including amounts due under the tax retention operating lease, which is now characterized as a capital lease, and $168.5 million was other indebtedness. As of September 30, 2000, we had $405.0 million of outstanding indebtedness, including amounts due under current capital leases. Our ability to make payments of principal and interest on outstanding debt will depend upon our future operating performance, which will be subject to economic, financial, competitive and other factors beyond our control. The level of our indebtedness is also important due to:

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

 Cash

   Net cash provided by continuing operating activities during the nine months ended September 30, 2001 and 2000 was $14.2 million and $16.4 million, respectively. Cash provided by operating activities for the nine months ended September 30, 2001 was primarily the result of collecting receivables of $24.3 million partially offset by a reduction in trade payables of $5.0 million. Cash provided by investing activities during the nine months ended September 30, 2001 and 2000 was $21.7 million and $30.3 million, respectively. The cash provided by investing activities for the nine months ended September 30, 2001 primarily related to the sale of a note receivable to an affiliate and a subsidiary coupled with an initiative to reduce capital expenditures associated with tooling investments in our MR&O operations and equipment purchases. Cash used in financing activities for the nine months ended September 30, 2001 and 2000 was $31.5 million and $89.1 million, respectively. Cash used in financing activities for the nine months ended September 30, 2001 is primarily comprised of the proceeds of a $10.0 million term loan executed in February 2001, net of payments of deferred financing costs offset by continued reductions in our revolving loan made possible by the sale of Caribe Aviation.

 Senior Credit Facilities

   Prior to May 31, 2000, we had a revolving loan and letter of credit facility of $300.0 million with a group of financial institutions. Effective May 31, 2000, the credit facility was amended and restated and the commitment was reduced to $285.0 million. Following the asset sales described above, the commitment was reduced to $57.7 million. The credit facility has been amended on several occasions since May 31, 2000. Pursuant to an amendment executed on November 27, 2001, the commitment was reduced to $47.5 million. The credit facility, as amended to date (the "Credit Facility") expires in July 2002. Interest under the Credit Facility is, at our option, (a) prime plus 3.0%, or (b) LIBOR plus 4.5%. As of September 30, 2000 and September 30, 2001, the outstanding balance on the Credit Facility was $177.4 million and $1.7 million, respectively. Additionally, as of September 30, 2001 outstanding letters of credit aggregated $29.6 million. Since September 30, 2001, $17.5 million of letters of credit have been drawn. See Notes 2 and 5 of the condensed consolidated financial statements and discussions above and below relating to KAV and the lease for the Miramar facility. Borrowings under the Credit Facility are secured by a lien on substantially all of our assets and the borrowing base primarily consists of certain of our receivables and inventory.

   The Credit Facility contains certain financial covenants regarding our financial performance and certain other covenants, including limitations on the amount of annual capital expenditures and the incurrence of additional debt, and provides for the suspension of the Credit Facility and repayment of all debt in the event of a material adverse change in the business or a change in control. In addition, the Credit Facility requires mandatory repayments from the proceeds of a sale of assets or an issuance of equity or debt securities or as a result of insufficient collateral to meet the borrowing base requirements there under. As of September 30, 2001 we were not in compliance with a certain financial covenant. The lenders have agreed to waive such event of non-compliance. To the extent the Credit Facility remains outstanding as of certain dates, we are committed to pay incremental financing fees as follows: November 14, 2001--2% of outstanding commitment and February 14, 2002--2% of outstanding commitment. The November 14, 2001 fee of $950,000 is being paid in three equal installments on November 27, 2001, December 14, 2001 and January 14, 2002.

   In February 2000, we obtained a $15.5 million senior term loan from the financial institution that is agent for the Credit Facility. The proceeds from the term loan were used to repay debt outstanding under the Credit Facility. The term loan, as amended, bears interest at 12%, contains financial covenants that are consistent with the Credit Facility and matures in July 2002. We repaid $3.5 million of the term loan from the proceeds of the sale of Caribe. The remaining principal balance is due in July 2002. Under the term loan agreement, we also granted warrants to the lender to purchase 129,000 shares of our common stock exercisable for nominal consideration at any time until December 31, 2005. The warrants entitle the holder to require us to repurchase the warrants or common shares issued upon prior exercise of the warrants at $8.50 per share.

   Our senior lenders have agreed, subject to certain conditions, to forbear until March 31, 2002 in regard to the default which existed in the senior credit facilities resulting from our failure to make the August 15, 2001 subordinated note interest payment. This forbearance effectively cures the cross-default under the term loan through the end of the forbearance period. Subsequent to the end of the forbearance period (if the restructuring is not completed by that date or if the forbearance period is not otherwise extended) the holder of the term loan will have the ability to accelerate payment of the outstanding term loan balance.

   In February 2001, we obtained a $10.0 million senior term loan from a financial institution. The term loan bears interest at LIBOR plus 2% and matures in August 2002. The proceeds of the term loan were used to pay the semi-annual interest payment on the senior subordinated notes in February 2001 of $6.7 million and for working capital purposes. In connection with the term loan, we issued warrants to purchase 250,000 shares of our unissued common stock at an exercise price of $4.00 per share to each of four individuals. Of these individuals, one of them is one of our officers and directors and a second is one of our principal stockholders. Each of these four individuals provided credit support to the financial institution which advanced the term loan proceeds. In May 2001, we obtained a short-term increase of up to $3.0 million in the term loan. We borrowed $2.0 million under the increased term loan in May 2001 and thereafter repaid the additional borrowing from the proceeds of the Caribe sale. One of our principal stockholders provided credit support for the increased amount of the term loan. In return for providing credit support, the stockholder received a cash fee of $0.1 million and warrants to purchase 333,334 shares of our common stock at an exercise price of $1.40 per share. The credit support provided by each of the related parties was in the form of a full and unconditional guaranty to the financial institution, up to a percentage amount, of any amounts required to be repaid to the financial institution.

   As a result of our inability to make the August 2001 interest payment on the senior subordinated notes, we are in default under our senior revolving credit facility, senior term loans and the tax retention operating lease and the lenders under our senior revolving credit facility and senior term loans, and the lessor under our tax retention operating lease have the right to declare due and require immediate payment of the indebtedness that ranks senior in right of payment to the old notes, which as of September 30, 2001 aggregated $78.7 million, before any payment could be made on the old notes. Our lenders under our senior credit facility and senior term loans and the lessor under our tax retention operating lease have agreed to not require immediate payment of such obligations until March 31, 2002 (the "forbearance"), subject to the condition that no other events of default occur under such agreements and no remedies for default are exercised under the indenture for the old notes. Upon the occurrence of an event of default under the senior debt and our tax retention operating lease and without the forbearance, or upon the expiration of the forbearance, the respective lenders could elect to declare all amounts outstanding, together with accrued interest, to be immediately due and payable. Substantially all of our assets are pledged as collateral security for the senior credit facility and senior term loans and the tax retention operating lease. If we were unable to repay all outstanding amounts under our senior debt and tax retention operating lease, the lenders and parties could proceed against the collateral granted to them to secure that indebtedness and other obligations, and any proceeds realized upon the sale of this collateral would be used first to satisfy all amounts outstanding under our senior credit facility, senior term loans and tax retention operating lease, before the old notes, and thereafter, any of our other liabilities. In addition, we may be prevented from making new borrowings or drawing down further on our senior credit facility.

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

   The indenture pursuant to which the Notes have been issued (the "Indenture") permits us and our subsidiaries to incur substantial additional indebtedness, including senior debt. Under the Indenture, we may borrow unlimited additional amounts so long as after incurring such debt we meet a fixed charge coverage ratio for the most recent four fiscal quarters. Additionally, the Indenture allows us to borrow and have outstanding additional amounts of indebtedness (even if we do not meet the required fixed charge coverage ratios), up to enumerated limits. We did not meet the fixed charge coverage ratio for the one-year period ended September 30, 2001. Accordingly, our ability to incur additional debt is currently limited under the Indenture. The Notes are also effectively subordinated in right of payment to all existing and future liabilities of any of our subsidiaries that do not guarantee the Notes.

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

   As described above, we were unable to make the August 2001 interest payment on the Notes and have entered into an agreement to restructure these Notes. See "Contemplated Senior Subordinated Note Restructuring" above.

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

Lease For Miramar Facilities

   During 1998, we decided to move our redistribution operation and one of our MR&O operations to new facilities in Miramar, Florida. On December 17, 1998, we entered into an operating lease for the new facility with Wells Fargo, as successor to First Security Bank, National Association, as trustee of a newly created trust, as lessor. The lease had an initial term of five years and is a triple net lease. Pursuant to an amendment to the lease agreement executed November 27, 2001, the lease maturity was changed to July 2002. The lease contains financial covenants regarding our financial performance and other affirmative and negative covenants. Substantially all of our subsidiaries have guaranteed our obligations under the lease. Additionally, we have an option to acquire the new facility at the end of the lease and, if we do not purchase the new facility at the end of the lease, we will be obligated to pay a fee. We moved our corporate headquarters and redistribution operations into one of the new facilities in April 2000 and one of our MR&O operations, Caribe Aviation, into another building adjacent to the redistribution operations facility during October 2000. In conjunction with the sale of our redistribution operation (see "Recent Developments Concerning Our Operations" above), we subleased the corporate headquarters and redistribution operation facility to the purchaser of our redistribution operation for a period of five years with the right to renew for five consecutive five-year periods at a market rental rate. Further, in May 2001 the purchaser of the Caribe business acquired the land and building on which that business operates.

   The lessor has financed the development of the new facility through a $43.0 million loan from a financial institution. In conjunction with the sale of Caribe, the purchaser of that business also acquired the real estate and facility in which Caribe operates for $8.5 million. These proceeds were used to repay a portion of the financing provided to develop the facility. We and substantially all of our subsidiaries have guaranteed the repayment of $25.2 million of the lessor's obligations under its loan agreement. The lessor's obligations under the agreement are secured by a lien on the real property and on the new facility. Further, under a September 10, 2001 agreement, we agreed that the lender may draw down in full, at any time, the $9.0 million letter of credit which we have posted as security for this loan and apply the proceeds from such letter of credit draw against balances outstanding under the loan agreement. On November 7, 2001 the lender drew the entire $9.0 million letter of credit. As a result of the draw on the letter of credit and modifications made to the required lease payments under a November 27, 2001 amendment to the lease, we have determined that the lease now qualifies as a capital lease. We intend to sell this property. Accordingly, we have recorded property held for sale and a related capital lease liability of $34.2 million. We estimate that our purchase option price for the property exceeds the fair market of the property by approximately $9.0 million. Accordingly, we have recorded a reserve for this amount against the property held for sale in the three months ended September 30, 2001.

   The lease agreement has been amended on several occasions. Under the terms of an April 19, 2001 amendment, two shareholders of the Company provided a guarantee in an amount up to $1.0 million. Such guarantee was released in conjunction with the sale of Caribe and repayment of proceeds relating to the sale of the real estate and facility as discussed above. As part of the April 19, 2001 amendment, the lessor has agreed to waive non-compliance with financial covenants, if any, through the period ended December 31, 2001. As of November 9, 2001, we were not in compliance with certain non-financial covenants within the lease agreement. The lessor has agreed to waive such events of non-compliance.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   See Note 5 to the Company's Unaudited Condensed Consolidated Financial Statements included in this filing.

ITEM 2. CHANGES IN SECURITIES

   Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   As previously reported, on August 14, 2001, the Company entered into an agreement with the holders of 73.02% of its outstanding senior subordinated notes to restructure those notes. For particulars, please see Note 7 of Notes to Condensed Consolidated Financial Statements and Item 2. "Management's Discussion and Analysis--Contemplated Senior Note Restructuring and Rights Offering."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

   The Company held its 2001 Annual Stockholder's meeting on August 21, 2001. The results of the meeting were reported in the Company's second quarter 2001 Form 10-Q.

ITEM 5. OTHER INFORMATION

   The Company has been advised by the New York Stock Exchange (NYSE) that the NYSE has determined to suspend the trading of the Company's common stock on the NYSE effective immediately prior to the opening of the market on Thursday, December 6, 2001 and to seek to delist the Company's common stock from the NYSE. The Company has been advised that the NYSE's decision was based upon the Company having fallen below the NYSE's continued listing requirements that it have a total market capitalization and stockholders' equity of not less than $50 million and due to the fact that the average closing price of the Company's common stock had fallen below $1.00 for more than a 30 consecutive trading-day period. While the NYSE had previously approved the Company's plan to allow the Company's common stock to remain on the NYSE while the Company sought to bring itself back into compliance with the NYSE's continued listing standards, the Company believes that the NYSE recently reconsidered its decision due to (i) the significant charges which the Company took over the last two quarters (primarily relating to the Kellstrom/KAV situation), as more particularly described in Part I, Item 2. "Management's Discussion and Analysis" above, which had not been anticipated when the Company originally submitted its plan to the NYSE, and (ii) the Company's common stock being traded below $1.00 per share for more than the last 30 trading days.

   Although there can be no assurance, the Company expects that its common stock will commence quotation on the Bulletin Board maintained by the NASD effective on December 6, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORMS 8-K

   (a) Exhibits

 10.01 Amendment No. 8, Consent and Waiver, dated as of November 27, 2001, to
       Fourth Amended and Restated Credit Agreement.

 10.02 Note Modification Agreement for Citicorp Term Loan.

 10.03 Consent, Waiver and Forbearance Agreement No. 12 for Lease Agreement and certain other Operative Agreements dated as of November 27, 2001

   (b) Reports on Form 8-K

     None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Aviation Sales Company

                                                  /s/ Michael C. Brant
                                          By: _________________________________
                                                     Michael C. Brant
                                            Vice President and Chief Financial
                                                          Officer
                                                 (Principal Financial and
                                                    Accounting Officer)

Dated: November 29, 2001

                                 Exhibit Index

Exhibit
Number                   Description
------                   -----------
10.01                    Amendment No.8, Consent and Waiver

10.02                    Note Modification Agreement

10.03                    Comment, Waiver and Foreclosure Agreement No. 12