Form 10-K
period 2001-12-31
TIMCO AVIATION SERVICES INC
filed 2002-04-22
CIK 1012159

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                          ---------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001
                          Commission File No.  1-11775

                         TIMCO AVIATION SERVICES, INC.

                             ----------------------

             (Exact name of registrant as specified in its charter)

              DELAWARE                                   65-0665658
   (State or other jurisdiction of        (I.R.S.  Employer Identification No.)
   incorporation or organization)

           623 Radar Road
           Greensboro, NC                                  27410
(Address of principal executive offices)                (Zip Code)

                                (336) 668-4410
                        (Registrant's telephone number)

     Securities registered pursuant to Section 12(b) of the Exchange Act:

      TITLE OF EACH CLASS                         NAME OF EACH EXCHANGE
                                                   ON WHICH REGISTERED

            None                                           N/A

     Securities registered pursuant to section 12(g) of the Exchange Act:

                    Common Stock, par value $.001 per share

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      As of April 12, 2002, 30,030,634 shares of common stock were outstanding and the aggregate market value (based on the closing sales price of the common stock as reported on the OTC Bulletin Board maintained by the NASD on such date, which was $1.35 per share) of the common stock held by non-affiliates was approximately $15.8 million.


                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders (which Proxy Statement will be filed on or before 120 days after the end of the Registrant's fiscal year ended December 31, 2001) are incorporated by reference into Part III hereof. Certain exhibits listed in Part IV of this Annual Report on Form 10-K are incorporated by reference from prior filings made by the Registrant under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

                                     PART I

ITEM 1.  BUSINESS.
         --------

     UNLESS THE CONTEXT OTHERWISE REQUIRES, REFERENCES TO "TIMCO," "WE," "OUR" AND "US" IN THIS ANNUAL REPORT ON FORM 10-K INCLUDES TIMCO AVIATION SERVICES, INC. (FORMERLY KNOWN AS AVIATION SALES COMPANY) AND ITS SUBSIDIARIES. THIS ANNUAL REPORT ON FORM 10-K CONTAINS OR MAY CONTAIN FORWARD-LOOKING STATEMENTS, SUCH AS STATEMENTS REGARDING OUR STRATEGY AND ANTICIPATED TRENDS IN THE INDUSTRY IN WHICH WE OPERATE. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON OUR CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATING TO OUR OPERATIONS AND RESULTS OF OPERATIONS, COMPETITIVE FACTORS, SHIFTS IN MARKET DEMAND, AND OTHER RISKS AND UNCERTAINTIES, INCLUDING, IN ADDITION TO THOSE DESCRIBED BELOW, IN "RISK FACTORS," AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K, OUR ABILITY TO CONTINUE TO GENERATE SUFFICIENT WORKING CAPITAL TO MEET OUR OPERATING REQUIREMENTS AND SERVICE OUR INDEBTEDNESS, OUR ABILITY TO REFINANCE OUR SENIOR DEBT, WHICH COMES DUE IN JULY 2002 AND AUGUST 2002, OUR MAINTAINING GOOD WORKING RELATIONSHIPS WITH OUR VENDORS AND CUSTOMERS, COMPETITIVE PRICING FOR OUR PRODUCTS AND SERVICES, OUR ABILITY TO ACHIEVE GROSS PROFIT MARGINS AT WHICH WE CAN BE PROFITABLE, INCLUDING MARGINS ON SERVICES WE PERFORM AT A FIXED PRICE BASIS, INCREASED COMPETITION IN THE AIRCRAFT MAINTENANCE, REPAIR AND OVERHAUL MARKET AND THE IMPACT ON THAT MARKET AND THE COMPANY OF THE TERRORIST ATTACKS ON SEPTEMBER 11, 2001, OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL IN OUR BUSINESSES, UTILIZATION RATES FOR OUR MR&O FACILITIES, OUR ABILITY TO EFFECTIVELY INTEGRATE FUTURE ACQUISITIONS, OUR ABILITY TO EFFECTIVELY MANAGE OUR BUSINESS, ECONOMIC FACTORS WHICH AFFECT THE AIRLINE INDUSTRY AND CHANGES IN GOVERNMENT REGULATIONS. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM RESULTS EXPRESSED OR IMPLIED IN ANY FORWARD-LOOKING STATEMENTS MADE BY US IN THIS ANNUAL REPORT ON FORM 10-K. WE DO NOT UNDERTAKE ANY OBLIGATION TO REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR CIRCUMSTANCES.

General

     We are a leading provider of aviation maintenance, repair and overhaul ("MR&O") services. We believe that we are the largest independent provider of heavy maintenance services for aircraft in North America and one of the largest providers of these services in the world. We sell and provide aircraft maintenance, repair and overhaul services to commercial passenger airlines and air cargo carriers.

     We offer MR&O services to our customers through our seven repair stations licensed by the Federal Aviation Authority (FAA). These services include maintenance, repair and modification services for aircraft, and repair and overhaul services on a wide range of aircraft components, flight control surfaces, aircraft interiors and Pratt & Whitney JT8D engines. In addition, we also provide modification services for the conversion of passenger aircraft to freighter configuration as well as aircraft engineering services.

     Our strategy is to be the vendor of choice to our customers, providing total aircraft maintenance solutions to meet our customers' MR&O requirements. The services that we offer allow our customers to reduce their costs by outsourcing some or all of their MR&O functions.

     We were incorporated in Delaware in 1996 under the name "Aviation Sales Company." We changed our corporate name to "TIMCO Aviation Services, Inc." in February 2002. Our principal executive offices are at 623 Radar Road, Greensboro, North Carolina 27410, and our telephone number is (336) 668-4410.

Recently Completed Capital and Equity Restructuring

     In February 2002, we closed a significant restructuring of our capital and equity. Our restructuring consisted of four parts. The first part was a reverse split (on a one-share-for-ten-shares basis) of our outstanding common stock, reducing our outstanding common shares from 15 million shares to 1.5 million shares (5% of the restructured entity). The second part was an offer to the holders of the $165 million of our 8 1/8% senior subordinated notes due 2008 to exchange their old notes (the "Old Notes") for up to $10 million in cash, $100 million of our new 8% senior subordinated convertible paid-in-kind ("PIK") notes due 2006 (the "New Notes"), 4.5 million shares of our post-reverse split common stock (15% of the restructured entity) and five-year warrants to purchase an additional 3.0 million shares of our post-reverse split common stock at an exercise price of $5.16 per share (the "Note Exchange"). A condition to the closing of the note exchange offer was that the holders of 80% or more of the outstanding Old Notes tender their Old Notes in the Note Exchange. The third part was a rights offering to our existing stockholders to raise funds to pay the cash portion of the note exchange offer and the expenses of the restructuring, and to provide us with working capital for our ongoing business operations. In the rights offering, we offered 24.0 million shares of our post-reverse split common stock (80% of the restructured entity) to raise $20 million. In connection with the rights offering, Lacy J. Harber, our principal stockholder, agreed to purchase any unsold allotments. The last part consisted of the issuance to the pre-restructuring holders of our common stock of five-year warrants to purchase an additional 3.0 million shares of our post-reverse split common stock at an exercise price of $5.16 per share.

     On February 28, 2002, we completed all four parts of our restructuring. In the rights offering, we sold 12.1 million shares of our common stock to our existing stockholders (including Mr. Harber), and Mr. Harber purchased the balance (11.9 million) of the shares offered in the rights offering pursuant to his obligation to purchase unsold allotments. In the Note Exchange, we exchanged $148.8 million of our Old Notes (approximately 90% of the Old Notes) for $5.1 million in cash, and all of the New Notes, shares and warrants described above. We are using the net proceeds of the rights offering, approximating $10.0 million after payment of the cash proceeds of the Note Exchange and expenses of the restructuring, to reduce trade payables and to provide working capital for our ongoing business operations.

Industry Overview

     We believe that the total worldwide market for maintenance, repair and overhaul services is approximately $44.6 billion annually (according to the Boeing 2001 Current Market Outlook report - "The Boeing Report", a pre-September 11, 2001 publication) and that $5.3 billion of that amount represents maintenance, repair and modification services being provided in North America. We believe airlines perform approximately 75% of the North American services, outsourcing the balance to independent providers like TIMCO.

     We believe that the following trends are currently affecting our industry:

  .  Growth in the market for aircraft maintenance and repair services.
     -----------------------------------------------------------------
     The Boeing Report projects that:

         . the worldwide fleet of commercial aircrafts will more than double by 2020;

         . the worldwide freighter airplane fleet will more than double by 2020; and

         .  the aircraft fleet will continue to age.

     We believe that a combination of these factors will in the long term increase the demand for maintenance and repair services.

  .  Increased outsourcing of maintenance and repair requirements.
     ------------------------------------------------------------
     Airlines incur substantial expenditures in connection with fuel, labor and aircraft ownership. Airlines have come under increasing pressure during the last decade to reduce the costs associated with providing air transportation services. While several of the expenditures required to operate an airline are beyond the direct control of airline operators, such as the price of fuel and labor costs, we believe that outsourcing maintenance and repair functions are areas in which airlines can reduce their operating costs. Outsourcing of maintenance and repair functions by airlines allows an integrated service provider such as TIMCO to achieve economies of scale unavailable to individual airlines and to handle these functions less expensively and more efficiently on its customers' behalf. We believe that the trend towards outsourcing by airlines of a larger and larger portion of their MR&O requirements to large independent service providers such as TIMCO will continue in the future.

  .  Diversified services and competitive strengths.
     ----------------------------------------------
     We believe that the breadth of our services, including a wide range of aircraft maintenance and repair services, allows us to be a vendor of choice to our customers in a highly fragmented industry. In addition to our heavy airframe maintenance and modification services, by providing engineering services, repair and overhaul services on flight surfaces, aircraft components and interiors, we believe that we maintain a competitive advantage in the MR&O market through our ability to ensure that each of the individual parts that need repair or overhaul are completed on a timely basis and to our quality standards. Our customers include commercial passenger airlines, air cargo carriers, aircraft leasing companies and maintenance and repair facilities.

  .  Emphasis on Quality.
     -------------------
     All of our MR&O facilities are licensed by the FAA. We emphasize quality and on-time delivery to our customers. We are focused on meeting and exceeding FAA requirements. As industry, regulatory and public awareness have focused on safety, our ability to meet and exceed these requirements on a consistent basis has become important to customers.

  .  Airline consolidation.
     ---------------------
     During 2001, the trend toward consolidation in the airline industry continued, as many of the major commercial airlines and cargo carriers moved toward execution of mergers, acquisitions and enhancement of affiliations with other carriers. We believe that these events could have a positive impact on the maintenance and repair market as additional maintenance services related to integration of fleet types may be outsourced to third parties such as TIMCO. We also believe that fleet integration will likely create opportunities for aircraft modification and engineering services.

  .  Impact of September 11th Terrorist Attacks.
     ------------------------------------------
     The September 11, 2001 terrorist attacks against the United States of America have had a severe impact on the aviation industry. As a result of these attacks and its related aftermath, many commercial passenger airlines and air cargo carriers reported significant reductions in their capacity and have taken out of service upwards of 20% of their aircraft. This reduction in capacity caused by the September 11, 2001 events caused the airline industry to incur significant losses in 2001 and lessened the aircraft maintenance required by such airlines (and thereby the amount of maintenance being outsourced to companies like TIMCO). While recently airlines are reporting significant increases in their passengers and it appears that passenger levels will soon return to pre-September 11th levels, the effect of the terrorist acts and the state of the economy in general will continue to have a negative impact on our business. In response, during 2001 we took steps, including head count reductions, to reduce our costs. These terrorist attacks have also impacted our competition with some of our competitors exiting the MR&O business.

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

     During 2001, the market for maintenance and repair services was impacted by rising fuel costs, increased capacity of competitors, changes in fleet mix by some airlines, interest rates and other factors. These factors caused certain airlines and other carriers to reduce the volume of services to be outsourced to third party providers such as TIMCO. This has resulted in excess capacity among many maintenance and repair service providers, which has caused pricing pressures to maintain market share. We have been able to substantially maintain our relative market share by continuing to focus on quality service, turn time and by offering our array of services including increased opportunities in aircraft modification and engineering services and by, where necessary, offering price concessions and fixed prices for certain services.

     Aircraft heavy maintenance
     --------------------------

     We perform maintenance, repair and modification services on aircraft at TIMCO's four repair stations in Greensboro, North Carolina, Lake City, Florida, Winston-Salem, North Carolina, and Macon, Georgia (the Winston-Salem airframe facility has been closed until we develop customers for this facility). The services we offer principally consist of "C" and "D" level maintenance checks and the modification of passenger aircrafts to freighter configurations. "C" and "D" checks each involve a different degree of inspection, and the services performed at each level vary depending upon the individual aircraft operator's FAA-approved maintenance program. "C" and "D" level checks are comprehensive checks and usually take a minimum of several weeks to complete, depending upon the scope of the work to be performed.

     The "C" level check is an intermediate level service inspection that typically includes testing and servicing of the aircraft's operational systems, external and internal cleaning and refurbishing, and servicing of the interior. Trained mechanics visually inspect the external and internal structure of the aircraft, repair defects and remove corrosion found, all in a manner as required by the manufacturer's maintenance and structural repair manuals. The "D" level check includes all of the work accomplished in the "C" level check, but places a more detailed emphasis on the integrity of the structure. In the "D" level check, the aircraft is disassembled to the point where the entire structure can be inspected and evaluated. Once the inspection, evaluation and repairs have been completed, the aircraft is reassembled and its systems reinstalled to the detailed tolerances demanded in each system's specifications. Depending upon the type of aircraft and the FAA-certified maintenance program being followed, intervals between "C" level checks can range from 12 to 18 months and 1,000 to 5,000 flight hours, and intervals between "D" level checks can range from four to eight years and 10,000 to 25,000 flight hours. Structural inspections performed during "C" level and "D" level checks provide personnel with detailed information about the condition of the aircraft and the need to perform additional work or repairs not provided for in the original work scope. Project coordinators and customer support personnel work closely with the aircraft's customer service representative in evaluating the scope of any additional work required and in the preparation of a detailed cost estimate for the labor and materials required to complete the job.

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

     We also convert passenger aircraft to freighter configuration. When we convert a passenger plane to freighter configuration we:

     completely strip the interior;

     strengthen the load-bearing capacity of the flooring;

     install the bulkhead or cargo net;

     cut into the fuselage for the installation of a cargo door;

     reinforce the surrounding door structures;

     replace windows with metal plugs;

     fabricate and install the cargo doors; and

     install fire detection and suppression systems.

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

     Component repair and overhaul services
     --------------------------------------

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

     Engineering services
     --------------------

     Our engineering services group provides integrated aircraft engineering, including aircraft certification, design and approval of modifications to aircraft systems and structures, for customers of our heavy aircraft maintenance operations, and for airlines, leasing companies and aerospace original equipment manufacturers. Our engineering services group was the first to market cockpit door bars and is in the process of obtaining certification from the FAA of new balistic cockpit doors that are intended to comply with FAA requirements resulting from the September 11, 2001 terrorist attacks.

     Joint venture to convert 727 aircraft
     -------------------------------------

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

     Management information systems
     ------------------------------

     We operate our business using two decentralized, network based systems. Each system is fully integrated in regards to the respective business unit. One system is utilized in the operation of our heavy airframe maintenance and modification business. The other system is used at each of our component MR&O businesses. We are currently assessing our systems and may in future periods determine to further upgrade one or more of our systems. However, we do not currently anticipate that any significant systems-related capital expenditures will be required during 2002.

     Competition
     -----------

     The airline industry and the markets for our products and services are extremely competitive, and we face competition from a number of sources. Our competitors include airline and aircraft service companies, and other companies providing maintenance, repair and overhaul services. Some of our competitors have substantially greater financial and other resources than us. We cannot assure you that competitive pressures will not materially adversely affect our business, financial condition or results of operations. In the maintenance and repair market, our major competitors are B.F. Goodrich and ST Mobile Aerospace Engineering, Inc.

     Government regulation
     ---------------------

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

     Product liability
     -----------------

     Our business exposes us to possible claims for personal injury or death which may result from the failure of an aircraft or an aircraft part repaired or maintained by us or from our negligence in the repair or maintenance of an aircraft or an aircraft part. While we maintain what we believe to be adequate liability insurance to protect us from claims of this type, based on our review of the insurance coverages maintained by similar companies in our industry, we cannot assure you that claims will not arise in the future or that our insurance coverage will be adequate. Additionally, there can be no assurance that insurance coverages can be maintained in the future at an acceptable cost. Any liability of this type not covered by insurance could materially adversely affect our business, financial condition or results of operations.

     Employees
     ---------

     As of December 31, 2001, we employed approximately 2,300 persons. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

Risk Factors Relating to Our Business

     In addition to the other information contained in or incorporated by reference into this Form 10-K, you should carefully consider the following risk factors and other information contained in this report.

     Risks associated with the aviation services industry
     ----------------------------------------------------

     Problems in the airline industry could adversely affect our business. Since our customers consist of airlines, maintenance and repair facilities that service airlines and aircraft spare parts redistributors, as well as original equipment manufacturers, economic factors affecting the airline industry impact our business. When economic factors adversely affect the airline industry, they tend to reduce the overall demand for maintenance and repair services, causing downward pressure on pricing and increasing the credit risks associated with doing business with airlines. Additionally, the price of jet fuel affects the maintenance and repair markets, since older aircraft, which consume more fuel and which account for most of our maintenance and repair services business, become less viable as the price of fuel increases. We cannot assure you that economic and other factors which may affect the airline industry will not adversely impact our business, financial condition or results of operations.

     On September 11, 2001, four commercial aircraft were hijacked and destroyed in terrorist attacks on the World Trade Center in New York City and the Pentagon in Washington, D.C. These terrorist attacks have had a negative impact on the airline industry in general, and thereby indirectly on us. Factors which have affected or may affect our business may include: (i) the impact of these terrorist attacks and the impact of declines in air travel as a result of these terrorist attacks on the financial condition of one or more of our airline customers, (ii) possible increases in jet fuel prices as a result of events relating to these terrorist attacks, (iii) potential reductions in the need for aircraft maintenance due to declines in airline travel and (iv) the adverse effect of these terrorist attacks, or future events arising as a result of these terrorist attacks, on the economy in general.

     The loss of one or two of our major customers could materially hurt our
     -----------------------------------------------------------------------
     business because we depend on only a small number of customers
     --------------------------------------------------------------

     Our four largest continuing customers accounted for approximately 32% of our total revenues for the year ended December 31, 2000 and approximately 58% of our total revenues for the year ended December 31, 2001. Our largest continuing customer accounted for approximately 14% of total revenues for the year ended December 31, 2000 and approximately 32% of our total revenues for the year ended December 31, 2001, and a second continuing customer accounted for approximately 0% and 10%, respectively, of our total revenues for the years ended December 31, 2000 and 2001. While the relative significance of customers varies from period to period, the loss of, or significant curtailments of purchase of our services by, one or more of our significant customers at any time could adversely affect our revenue and cash flow.

     Our business is subject to heavy government regulation
     ------------------------------------------------------

     The aviation industry is highly regulated by the Federal Aviation Administration in the United States and by similar agencies in other countries. We must be certified by the FAA in order to repair aircraft and aircraft components.

     We cannot assure you that new and more stringent government regulations will not be adopted in the future or that any such new regulations, if enacted, would not materially adversely affect our business, financial condition or results of operations.

     Our business is highly competitive
     ----------------------------------

     The airline industry and the markets for our products and services are extremely competitive, and we face competition from a number of sources. Our competitors include aircraft manufacturers, aircraft part manufacturers, airline and aircraft service companies and other companies providing maintenance, repair and overhaul services. Certain of our competitors are currently experiencing financial difficulties similar to or worse than our own. Some or all of these competitors may respond to their financial difficulties by reducing prices on their services to increase or retain market share. Any material deterioration in our financial condition is likely to affect our ability to compete with price-cutting by our competitors. Some of our competitors have substantially greater financial and other resources than us. We cannot assure you that competitive pressures will not materially adversely affect our business, financial condition or results of operations.

     Our business is susceptible to liability claims
     -----------------------------------------------

     Our business exposes us to possible claims for personal injury or death which may result if we were negligent in repairing an airplane. We cannot assure you that claims will not arise in the future or that our insurance coverage will be adequate to protect us in all circumstances. Additionally, we cannot assure you that we will be able to maintain adequate insurance coverages in the future at an acceptable cost. Any liability claim not covered by adequate insurance could materially adversely affect our business, financial condition or results of operations.

     We depend on our executive officers and our employees
     -----------------------------------------------------

     Our continued success depends significantly upon the services of our executive officers and upon our ability to attract and retain qualified personnel in all of our operations. While we have employment agreements with each of our executive officers and certain of our key employees, most of our employees are employed on an at-will basis. The loss of one or more of our executive officers and of a significant number of our other employees without capable replacements could materially adversely affect our business, financial condition or results of operations.

     Control of our company is vested with our principal stockholder
     ---------------------------------------------------------------

     Lacy Harber, our principal stockholder, owns approximately 61% of our outstanding post-restructuring common stock. Mr. Harber is able to control the vote on all matters submitted to the vote of our stockholders and therefore, able to direct our management and policies, including, but not limited to, the election of our entire board of directors and the appointment of our officers. In addition, under such circumstances, we will not, without Mr. Harber's approval, be able to consummate transactions involving an actual or potential change in our control, including transactions in which the holders of our common stock might otherwise receive a premium for their shares over then current market prices.

Sales of business units during 2000 and 2001

     During 2000 and the first six months of 2001, we engaged in a restructuring of our business and operations intended to focus our business on our maintenance, repair and overhaul operations and to reduce our senior debt.

     In May 2001, we completed the sale of the assets of our Caribe Aviation, Inc. component repair subsidiary for $22.5 million, of which we received $21.75 million at closing with the balance to be paid within one year, subject to post-closing adjustments. We used $15.5 million of the proceeds from the sale to repay senior debt and the remainder for working capital.

     In December 2000, we completed the sale of our Dixie Aerospace new parts distribution operation to Wencor West, Inc. for $17.7 million, including debt assumed by Wencor West. We used the net cash proceeds of the sale, which approximated $13.5 million, to repay senior debt. In addition, we retained certain accounts receivable and inventory of Dixie's new parts distribution operation which are being liquidated pursuant to collection and consignment agreements executed with the purchaser.

     In December 2000, we completed the sale of substantially all of the assets and business of our redistribution operation in a series of transactions which were intended to constitute a single transaction (the "Transaction"). The Transaction was entered into with Kellstrom Industries, Inc. ("Kellstrom") and KAV Inventory, LLC ("KAV"). KAV is a 50/50 limited liability company organized by Kellstrom and us. The aggregate purchase price received by us in the Transaction was $156.4 million, approximately $127.0 million of which was paid in cash ($122.0 million after payment of transaction expenses). The cash net proceeds of the Transaction were used by us to repay senior debt.

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

     The cash portion of the purchase price paid for the inventory ($105.5 million) was obtained by KAV from a financial institution, with the balance paid in the form of three subordinated promissory notes. The KAV institutional financing is secured by a lien on all of the assets of KAV. The first two subordinated notes, each in the principal amount of $13.7 million, are five-year senior subordinated notes bearing interest at the rate of 14% per annum (see below for a description of Kellstrom's purchase of one of these notes). The first two notes are subordinated in all respects to the KAV institutional financing. The third subordinated note is a five-year junior subordinated note in the principal amount of $15.7 million bearing interest at the rate of 14% per annum. The junior subordinated note is subordinated in all respects to both the KAV institutional financing and to repayment of the two senior subordinated notes. These amounts will be paid with funds available after repayment of the KAV institutional financing and after repayment of the two $13.7 million senior subordinated notes.

     In connection with the Transaction, we agreed with Kellstrom to equally share the operational expenses of KAV beyond amounts permitted under the loan agreement relating to KAV's institutional financing. Additionally, we posted an $8.5 million letter of credit and Kellstrom posted a $6.5 million letter of credit with Bank of America to secure (in part) KAV's institutional financing. The letters of credit were only to be drawn upon a default by KAV of its loan obligations and if drawn, such amounts were to be treated as loans to KAV and repaid prior to repayment of the two $13.7 million senior subordinated notes. Additionally, we and Kellstrom are each to be repaid the approximately $2.3 million which we each advanced to KAV for use in paying bank fees and expenses relating to obtaining their institutional financing. We and Kellstrom will be repaid these amounts prior to repayment of the two $13.7 million senior subordinated notes. See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for a description of the current status of the KAV notes and the Company's $8.5 million letter of credit.

     The second component of the Transaction consisted of a sale to Kellstrom of certain non-inventory assets of our redistribution operation and the assumption by Kellstrom of a portion of the redistribution operation's accounts payable. Kellstrom also acquired one of the $13.7 million senior subordinated notes described above. The net purchase price for these assets (including the $13.7 million senior subordinated note), after adjustment for assumed debt, was $21.5 million, all of which was paid in cash. The purchase price of the non-inventory assets purchased by Kellstrom was subject to post-closing adjustment as set forth in the agreement relating to the asset sale.

     Additionally, as part of the Transaction:

     (1) Kellstrom leased certain furniture, fixtures and equipment (the "FF&E") used in the redistribution operation and the redistribution operation's warehouse facility in Pearland, Texas for a one-year term (the Pearland lease and related option (described below) were recently cancelled);

     (2) Kellstrom leased the redistribution operation's 545,000 square foot headquarters and warehouse facility located in Miramar, Florida (the "Miramar Lease"). Pursuant to a sublease agreement, Kellstrom will pay us the lesser of $384,000 or the actual lease payment due under our lease for this facility for each year during the initial five year lease term. We also granted Kellstrom the right to renew the sublease for five consecutive five year periods, at a fair market rental rate;

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

     On February 18, 2002, the Company entered into a Post-Closing Resolution Agreement (the "Resolution Agreement") with Kellstrom. The Resolution Agreement is intended to resolve and settle globally outstanding disputes between the Company and Kellstrom (the "Settlement") relating to matters arising out of the Transaction. The Resolution Agreement provides that:

      .  Kellstrom will purchase the FF&E;

      . Kellstrom will "put" certain uncollected accounts receivable which were sold as part of the sale of the assets of the redistribution operation to us in accordance with the terms of the purchase agreement relating to the Transaction;

      . Kellstrom and TIMCO will resolve outstanding purchase price adjustment disputes under the purchase agreements relating to the Transaction;

      . TIMCO and Kellstrom will settle and setoff amounts due and owing in the ordinary course between Kellstrom and TIMCO, including certain rental amounts owed by Kellstrom under the Miramar Lease;

      . The Miramar Lease of our 545,000 square foot Miramar, Florida warehouse and office facility (the "Miramar Facility") will be amended to provide for a term of twenty (20) years with an annual minimum rental of $2,750,000 for the first five years, $3,000,000 for years six through ten and a fair market value thereafter (all subject to CPI increases). Further, the amended Miramar Lease will provide Kellstrom with a one-time right to terminate the Miramar Lease upon the completion of the 7th lease year after the closing of the Settlement;

      . The Non-Competition Agreement between TIMCO and Kellstrom will be amended to, among other things, allow TIMCO's Aerocell Structures flight surfaces MR&O operation to exchange flight surfaces with its customers and to allow TIMCO, during the six months following the completion of the Settlement to sell up to $4.0 million of aircraft parts;

      . The Cooperation Agreement between Kellstrom and TIMCO, which obligates TIMCO to purchase aircraft parts from Kellstrom, will be terminated; and

      . TIMCO will support a new consignment agreement for the consignment of the KAV inventory to Kellstrom on certain amended terms.

     The Settlement, if completed, is expected to result in a net payment to TIMCO of approximately $300,000 in cash.

     Closing of the Settlement is subject to various closing conditions. In particular, the Settlement is subject to approval of the bankruptcy court in Kellstrom's Chapter 11 bankruptcy proceeding in the United States Bankruptcy Court for the District of Delaware (Case no. 02-10536). On February 20, 2002, Kellstrom filed its bankruptcy petition and announced that it had executed an agreement, subject to Bankruptcy Court approval, to sell its business to an entity controlled by Inverness Management LLC. We believe that the sale of the FF&E to Kellstrom and the execution of the Miramar lease amendment between the Company and Kellstrom are required as part of Kellstrom's proposed sale of its business.

     The closing of the Settlement is also subject to, among other conditions, the approval of our senior revolving credit lenders and tax retention operating lease ("TROL") facility lender and to a satisfactory long-term restructuring of our TROL facility.

     In December 2000, at the time of the Company's sale of its redistribution operation to Kellstrom, four investors posted $8.0 million in letters of credit with Kellstrom's lenders to support Kellstrom's senior revolving credit facility. One of those investors is an entity controlled by Lacy Harber, our principal stockholder. A second is an entity controlled by Robert Alpert, a former director and principal stockholder of the Company. The letters of credit were drawn by Kellstrom's senior lenders in October 2001 and the four investors are now creditors of Kellstrom in its bankruptcy proceeding.

     As part of the Resolution Agreement, Kellstrom has agreed to grant the four investors an option to purchase a facility owned by Kellstrom located in Sunrise, Florida for a period of one year following the closing of the Settlement for a net amount of $5.5 million, which includes a credit for the $8.0 million of letters of credit which were previously drawn by Kellstrom's lenders. Completion of this transaction is one of the conditions to the closing of the Settlement with Kellstrom.

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

ITEM 2.  PROPERTIES.
         ----------

     Our executive offices are located in Greensboro, North Carolina at the headquarters of our TIMCO heavy airframe maintenance operations. Our ownership interests and leasehold interests in all of our facilities are pledged to our senior lenders as collateral for amounts borrowed. See Notes 7 and 11 to Consolidated Financial Statements. The following table identifies, as of December 31, 2001, our principal properties:

      FACILITY                                               SQUARE                  OWNED OR
     DESCRIPTION                  LOCATION                   FOOTAGE                 LEASED
---------------------------------------------------------------------------------------------------
Office and warehouse          Miramar, FL                   545,000               Leased(1)
---------------------------------------------------------------------------------------------------
Office and Aircraft           Greensboro, NC                765,000               Leased(2)
 Maintenance
---------------------------------------------------------------------------------------------------
Office and Aircraft           Lake City, FL                 650,000               Leased
 Maintenance
---------------------------------------------------------------------------------------------------
Office and Aircraft           Oscoda, MI                    396,000               Leased(3)
 Maintenance
---------------------------------------------------------------------------------------------------
Office and Maintenance        Hot Springs, AK               260,000               Owned
---------------------------------------------------------------------------------------------------
Office and Aircraft           Winston-Salem, NC             250,000               Leased
 Maintenance
---------------------------------------------------------------------------------------------------
Office and Aircraft           Macon, GA                     140,000               Leased
 Maintenance
---------------------------------------------------------------------------------------------------
Office and Maintenance        Miami, FL                      55,000               Leased(4)(5)
---------------------------------------------------------------------------------------------------
Office and Maintenance        Dallas, TX                     80,000               Owned
---------------------------------------------------------------------------------------------------
Office and Maintenance        Minneapolis, MN                34,000               Leased(4)
---------------------------------------------------------------------------------------------------
Warehouse                     Pearland, TX                  100,000               Owned
---------------------------------------------------------------------------------------------------
Warehouse                     Covington, KY                  38,200               Owned
---------------------------------------------------------------------------------------------------

(1)  Currently subleased to Kellstrom Industries, Inc.
(2)  Our corporate headquarters is currently located at this facility.
(3) Airframe maintenance facility has been closed; Engine repair facility is currently operating.
(4)  These facilities are closed.
(5) This facility is leased from a related party and sub-leased to a third party.

ITEM 3.  LEGAL PROCEEDINGS.
         -----------------

Pending lawsuits and investigations

     Several lawsuits have been filed against us and certain of our former officers and directors, and our auditors, in the United States District Court for the Southern District of Florida, which have now been consolidated into a single lawsuit. The consolidated complaint, as amended in March 2000 and in September 2000, alleges violations of Sections 11 and 15 of the Securities Act of 1933 in connection with our June 1999 public offering, and alleges violations of Sections 10(b) and 20(a) of, and Rule 10b-5 under, the Securities Exchange Act of 1934 (the "Exchange Act"). Among other matters, the amended consolidated complaint alleges that our reported financial results were materially misleading and violated generally accepted accounting principles. The amended consolidated complaint seeks damages and certification of two classes, one consisting of purchasers of our common stock in the June 1999 public offering and one consisting of purchasers of our common stock during the period between April 30, 1997 and April 14, 2000. On August 22, 2001, the District Court granted our motion to dismiss the pending claims under the Exchange Act, with leave to amend, but denied our motion to dismiss the pending claims under the Securities Act. On September 22, 2001, the plaintiffs filed a third amended consolidated complaint and we have filed a motion to dismiss the Exchange Act claims contained therein. We believe that the allegations contained in the third amended consolidated complaint are without merit and we intend to vigorously defend this and any related actions. Nevertheless, unfavorable resolution of this lawsuit could have a material adverse effect on our financial position and results of operations.

     The U.S. Securities and Exchange Commission is conducting an inquiry into our accounting for certain transactions. We are cooperating with the SEC in its inquiry.

     In November 2001, we were sued by several former employees of our Oscoda, Michigan heavy airframe maintenance operation, on behalf of themselves and purportedly on behalf of a class of similarly situated employees, for alleged violations by us of the Worker Adjustment and Retraining Notification Act in connection with our spring 2001 temporary closure of that operation. The suit, which was filed in the U.S. District Court for the Eastern District of Michigan, seeks back pay (including salary and accrued vacations) and other benefits for each of the affected employees for a sixty day period after such employees were terminated. We believe that we have valid defenses to this suit and we intend to vigorously defend this suit. Nevertheless, unfavorable resolution of this suit could have a material adverse effect on our financial condition.

     We are also involved in various lawsuits and other contingencies arising out of operations in the normal course of business. In the opinion of management, the ultimate resolution of these claims and lawsuits will not have a material adverse effect upon our business, financial position or results of operations.

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

     Accrued expenses in our financial statements at December 31, 2001 include $2.0 million relating to obligations to remediate the environmental matters described above.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

     No matters were submitted to a vote of our stockholders during the fourth quarter of 2001.

     During the first quarter of 2002, we held a special meeting of our stockholders to consider and vote upon our restructuring. At the meeting, at which the holders of 12,272,074 shares (81.7%) of our outstanding common stock were represented in person or by proxy, constituting a quorum for the transaction of business, the following proposals were adopted by the vote indicated:

     PROPOSAL 1: Issuance of post-reverse split shares of common stock, warrants to purchase post-reverse split shares of common stock and 8% senior subordinated convertible PIK notes in exchange for all of our outstanding Old Notes.

          Voted for: 12,053,035   Voted Against: 195,668  Abstained: 23,371

     PROPOSAL 2: Issuance of (a) shares of our post-reverse split common stock equal to 80% of our reorganized company for $20 million in a rights offering to our existing stockholders, (b) shares of our post-reverse split shares of our common stock to Lacy Harber, a 29.4% beneficial owner of our common stock, in the rights offering to the extent that Mr. Harber is called upon to purchase additional shares in accordance with his commitment to purchase unsold allotments in the rights offering, and (c) warrants to purchase additional shares of our post-reverse split common stock to our existing stockholders.

          Voted for: 12,042,420    Voted Against: 205,608  Abstained: 24,046

     PROPOSAL 3: Amendment to our certificate of incorporation to increase the authorized common shares from 30 million shares to 500 million shares.

          Voted for: 12,035,205    Voted Against: 207,765  Abstained: 29,034

     PROPOSAL 4: Amendment to our certificate of incorporation to effect a reverse stock split of our issued and outstanding common stock on a one-share-for-ten-share basis.

          Voted for: 12,025,869    Voted Against: 221,722  Abstained: 24,483

     PROPOSAL 5:  Approval and adoption of the 2001 Stock Option Plan.

          Voted for: 6,985,005     Voted Against: 127,194  Abstained: 23,625

     PROPOSAL 6: Amendment to our certificate of incorporation to change our name to "TIMCO Aviation Services, Inc.".

          Voted for: 12,101,341    Voted Against: 133,213  Abstained: 37,520

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

Shares of common stock issued in recently completed restructuring of common equity

     In connection with our restructuring, effective February 27, 2002 we changed our capitalization by increasing the number of our authorized shares of common stock from 30 million shares to 500 million shares and by reducing the number of our issued and outstanding shares of common stock by converting every ten shares of our issued and outstanding common stock into one share.

     Prior to the restructuring, we had 15,015,317 shares of common stock outstanding. In connection with the restructuring, these outstanding shares became 1,501,532 post-reverse split shares of our common stock. We also issued the following shares of our common stock in the restructuring:

      . 4,504,595 shares of our post-reverse split common stock were issued to the holders of our Old Notes in the Note Exchange;

      . 24,024,507 shares of our post-reverse split common stock were issued in the rights offering.

     At the completion of the restructuring, we had 30,030,634 post-reverse split shares of common stock outstanding and Lacy J. Harber, our principal stockholder, owned approximately 61% of the outstanding shares.

     Further, in connection with the restructuring we issued 6,006,126 five-year warrants to purchase shares of our post-reverse split common stock at an exercise price of $5.16 per share. Half of these warrants were issued to the holders of our pre-restructuring common stock. The balance of the warrants were issued to the holders of our Old Notes in the Note Exchange. Warrants issued to the holders of our Old Notes will trade together with the New Notes until December 31, 2003.

     Pursuant to the terms of the New Notes which were issued in the Note Exchange, we are obligated to issue additional shares of our post-reverse split common stock when the New Notes are either redeemed or mature:

      . If the New Notes are redeemed prior to their maturity, we will issue the following shares of our post-reverse split common stock in connection with such redemption:

          o If the New Notes are redeemed in 2002 or 2003, we will issue an additional 4,504,595 shares of post-reverse split common stock as part of the redemption consideration; and

          o If the New Notes are redeemed in 2004, 2005 or 2006 (prior to maturity), we will issue an additional 3,003,063 shares of post-reverse split common stock as part of the redemption consideration.

      . If the New Notes have not been redeemed prior to their maturity at the close of business on December 31, 2006, the New Notes will automatically convert into an additional 270,275,706 shares of our post-reverse split common stock.

Trading Market for our Common Stock

     The following information relates to the trading of our common stock, par value $.001 per share. At December 28, 2001, we believe that there were approximately 7,000 beneficial holders of our common stock. The high and low last sales prices of our common stock (adjusted for the one-share-for-ten-shares reverse split which occurred on February 28, 2002) for each quarter during our two most recent fiscal years as well as for the first quarter and second quarter to date of 2002, as reported by the New York Stock Exchange through December 5, 2001 and as reported by the OTC Bulletin Board from December 6, 2001 to date, are set forth below:

                                                       HIGH                  LOW
                                                       ----                  ---
2000
----
First Quarter                                        $193.60                $64.40
Second Quarter                                       $ 81.30                $37.50
Third Quarter                                        $ 66.30                $46.90
Fourth Quarter                                       $ 56.30                $21.30

2001
----
First Quarter                                        $ 47.50                $26.30
Second Quarter                                       $ 40.70                $11.80
Third Quarter                                        $ 19.50                $ 3.30
Fourth Quarter                                       $  4.50                $ 2.20

2002
----
First Quarter                                        $  2.30                $ 0.83
Second Quarter (to 4/17/02)                          $  2.00                $ 1.00

No Cash Dividends

     We have never declared any cash dividends on our common stock, and we do not expect to pay cash dividends in the future. Future profits, if any, will be retained by us for use in the operation of our business. There are also restrictions in our credit agreements limiting our ability to pay cash dividends. See Note 7 of Notes to consolidated financial statements and Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES.

Stockholders' Rights Plan

     On November 2, 1999 we adopted a Stockholders' Rights Plan and declared a dividend distribution of one preferred share purchase right on each outstanding share of our common stock. Each preferred share purchase right would entitle stockholders to buy one one-thousandth of a share of our newly created Series A Junior Participating Preferred Stock at an initial exercise price of $90.00. In general, the preferred share purchase rights were to become exercisable if a person or group acquired 15% or more of our common stock or announced a tender offer for 15% or more of our common stock, (no limit as to ownership by Mr. Harber). Our Board of Directors was entitled to redeem the preferred share purchase rights at one cent per preferred share purchase right at any time before any such person acquired 15% or more of our outstanding common stock.

     In February 2002, in connection with the closing of the Note Exchange and rights offering, we terminated the Stockholders' Rights Plan.

Risks associated with our equity securities

     Our existing stockholders will experience substantial dilution upon the redemption or maturity of the New Notes

     We are obligated to issue additional shares of our post-reverse split common stock if we redeem the New Notes. Additionally, if the New Notes have not been redeemed prior to maturity, they will automatically convert into 270,275,706 post-reverse shares of our common stock. Holders of our common stock at that time, as a result of such conversion, will face immediate and substantial dilution in their percentage ownership of the total outstanding shares of our common stock and a reduction in their voting power. In addition, as a result of this conversion, there could be a material adverse effect on the prevailing market price of our common stock. Finally, under our 2001 Stock Option Plan, we may grant options or warrants to purchase up to 2.4 million post-reverse split shares of our common stock to our officers, directors and employees.

     Impact of our being a Bulletin Board stock

     Our common stock is traded on the OTC Bulletin Board which may negatively affect the price and liquidity of our common stock. Due to the fact that we were no longer in compliance with the NYSE continued listing criteria, which required, among other things, that we have a market capitalization of not less than $50 million and total shareholders' equity of not less than $50 million and due to the fact that the average closing price of our pre-reverse split common stock had fallen below $1.00 for more than 30 consecutive trading days, the NYSE suspended the trading of our common stock on the NYSE effective immediately prior to the opening of the market on Thursday, December 6, 2001. Commencing December 6, 2001, our common stock became quoted on the OTC Bulletin Board maintained by the NASD. We cannot assure you that the market for our common stock will be as liquid as it had historically been on the NYSE. As a result, the market price for our common stock may become more volatile than it has been historically.

     If our common stock is deemed a "penny stock," its liquidity will be adversely affected

     The price of our pre-reverse split common stock fell below $1.00 per share in September 2001. If the market price for our common stock falls and remains below $1.00 per share, our common stock may be deemed to be a penny stock. If our common stock is considered a penny stock, it would be subject to rules that impose additional sales practices on broker-dealers who sell our securities. For example, broker-dealers must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Also, a disclosure schedule must be prepared before any transaction involving a penny stock, and disclosure is required about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Monthly statements are also required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Because of these additional obligations, some brokers may not effect transactions in penny stocks. This could have an adverse effect on the liquidity of our common stock.

     Our common stock is thinly traded. Our stock price may fluctuate more than the stock market as a whole

     As a result of the thin trading market for our stock, its market price may fluctuate significantly more than the stock market as a whole or the stock prices of similar companies. Of the 30,030,634 post-reverse split shares of our common stock currently outstanding, approximately 61% are beneficially owned by Lacy Harber, our principal stockholder. Without a larger float, our common stock will be less liquid than the stock of companies with broader public ownership, and, as a result, the trading prices for our common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.

     In addition, sales of a substantial amount of common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of our common stock. Possible or actual sale of any of these shares, particularly by Mr. Harber, may decrease the market price of our common stock.

     The market price of our common stock could be depressed by future sales

     Future sales of our common stock, or the perception that these sales could occur, could adversely affect the market price of our common stock. We cannot assure you as to when, and how many of, the shares of our common stock will be sold and the effect these sales may have on the market price of our common stock. In addition, we may issue additional shares of common stock in connection with possible future acquisitions or other transactions. Although these securities may be subject to regulatory or contractual resale restrictions, as these restrictions lapse or if these shares are registered for sale to the public, they may be sold to the public. In the event we issue a substantial number of shares of our common stock, which subsequently become available for unrestricted resale, there could be a material adverse effect on the prevailing market price of our common stock.

     Adjustments to common stock purchase warrant exercise price and exercise date

     We may, in our sole discretion, and in accordance with the terms of the warrant agreement with the warrant agent, reduce the exercise price of the common stock purchase warrants issued in the restructuring and/or extend the time within which the warrants may be exercised, depending on such things as the current market conditions, the price of the common stock and the need for additional capital. Further, in the event that we issue certain securities or make certain distributions to the holders of our common stock, the exercise price of the warrants may be reduced. Any such price reductions (assuming exercise of the warrants) will provide less money for us, higher incremental expense and possibly adversely affect the market price of our securities. The warrants issued in the Note Exchange will not trade separately from the New Notes until December 31, 2003.

     Impact of warrant exercise on market

     In the event of the exercise of a substantial number of warrants within a reasonably short period of time after the right to exercise commences, the resulting increase in the amount of our common stock in the trading market could substantially affect the market price of our common stock.

     We are subject to significant anti-takeover provisions

     Our certificate of incorporation and bylaws contain provisions that may have the effect of discouraging transactions involving an actual or threatened change of control. In addition, our board of directors has the authority to issue up to 1,000,000 shares of preferred stock in one or more series and to fix the preferences, rights and limitations of any of these series without stockholder approval. Our ability to issue preferred stock could discourage unsolicited acquisition proposals, or make it difficult for a third party to gain control of us, which could adversely affect the market price of our common stock.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

     The following table represents our selected consolidated financial information. The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS which contains a description of the factors that materially affect the comparability from period to period of the information presented herein. Operating results from continuing operations reflect the results of operations from our MR&O and leasing operations, including the pre-acquisition operations for all periods presented of Whitehall Corporation (acquired in July 1998) and Aerocell Structures (acquired in September 1997) and the post acquisition results of businesses acquired under the purchase method of accounting.

                                                                        Year Ended December 31, (1)
                                                ----------------------------------------------------------------------
                                                  1997          1998           1999             2000            2001
                                                 -------      --------       --------        ---------       ---------
                                                                  (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Operating revenues...........................    $98,327      $184,448       $371,753        $ 338,077       $ 264,140
Cost of sales................................     79,572       141,569        307,944          353,331         259,647
                                                 -------      --------       --------        ---------       ---------
 Gross profit(loss)..........................     18,755        42,879         63,809          (15,254)          4,493
Operating expenses...........................     20,179        17,721         41,774           74,580          64,305
                                                 -------      --------       --------        ---------       ---------
 Income (loss) operations....................     (1,424)       25,158         22,035          (89,834)        (59,812)
Interest expense and other...................      5,623        13,699         17,322           21,272          64,843
                                                 -------      --------       --------        ---------       ---------
 Income (loss) before income taxes, equity
  income (loss) of affiliate and
  discontinued operations....................     (7,047)       11,459          4,713         (111,106)       (124,655)
Income tax expense...........................     (4,179)        4,281          3,004            4,810             621
                                                 -------      --------       --------        ---------       ---------
 Income (loss) before equity income (loss) of
  affiliate and discontinued operations......     (2,868)        7,178          1,709         (115,916)       (125,276)
Equity income (loss) of affiliate............       (139)        1,356          1,289               43          (6,573)
                                                 -------      --------       --------        ---------       ---------
 Income (loss) from continuing operations....     (3,007)        8,534          2,998         (115,873)       (131,849)

Discontinued operations:
 Operations, net of income taxes.............      7,850        16,959        (24,721)         (23,432)            ---

 Loss on disposal, net of income tax.........        ---           ---            ---          (72,325)         (9,386)
                                                 -------      --------       --------        ---------       ---------
 Net income (loss)...........................    $ 4,843      $ 25,493       $(21,723)       $(211,630)      $(141,235)
                                                 =======      ========       ========        =========       =========
Basic Earnings (Loss) Per Share:
 Income (loss) from continuing operations....    $ (2.45)     $   6.95       $   2.16        $  (77.17)      $  (87.81)
 Income (loss) from discontinued operations..       6.40         13.81         (17.78)          (63.77)          (6.25)
                                                 -------      --------       --------        ---------       ---------
 Net income (loss)...........................    $  3.95      $  20.76       $ (15.62)       $ (140.94)      $  (94.06)
                                                 =======      ========       ========        =========       =========
Diluted Earnings (Loss) Per Share:
 Income (loss) from continuing operations....    $ (2.42)     $   6.72       $   2.12        $  (77.17)      $  (87.81)
 Income (loss) from discontinued operations..       6.31         13.35         (17.74)          (63.77)          (6.25)
                                                 -------      --------       --------        ---------       ---------
 Net income (loss)...........................    $  3.89      $  20.07       $ (15.62)       $ (140.94)      $  (94.06)
                                                 =======      ========       ========        =========       =========

                                                            As of December, 31
                                    ----------------------------------------------------------------------
                                         1997         1998            1999           2000             2001
                                    ----------------------------------------------------------------------
                                                              (In thousands)
BALANCE SHEET DATA:
Accounts receivable..............    $ 20,672     $ 50,027        $ 91,926       $ 67,558        $  26,936
Inventories......................       9,101       61,462          90,145         53,115           42,926
Working capital (deficiency).....     (78,531)     (82,465)        (72,846)        24,673          (64,078)
Total assets.....................     303,110      560,331         710,875        300,611          181,174
Total debt.......................     165,802      366,176         442,964        220,861          227,851
Stockholders' equity (deficit)...     121,280      154,298         218,522          6,892         (131,367)

                                                           December 31, 2001
                                                              Pro Forma(1)
PRO FORMA BALANCE                                          -----------------
SHEET DATA:                          December 31, 2001        (Unaudited)
                                     -----------------     -----------------
                                                 (In thousands)
Working capital (deficiency)            $ (64,078)            $(41,033)
Total assets                              181,174              175,694
Old notes                                 164,437               16,192
New notes                                       -              113,300
All other debt                             63,414               53,024
Total debt                                227,851              182,516
Stockholders' equity (deficit)           (131,367)             (78,857) (2)

___________________________
(1) Adjusted to reflect the completion of the restructuring as if it had occurred on December 31, 2001 as follows:

    (a) Receipt of $20.0 million in the rights offering and the use of such proceeds to pay the cash portion of the Note Exchange, the expenses of the restructuring and the use of the remaining proceeds on a temporary basis to repay senior revolving debt;
    (b) The write-off of unamortized deferred financing costs and bond discount in the amount of $2,997 and the cancellation of accrued interest on the Old Notes of $10,390; and
    (c) The cancellation of $148,753 of Old Notes and the issuance of $113,300 of New Notes (face value $100,000).

(2) While we have the right, but not the obligation, to redeem the New Notes, other than in connection with a change of control we will never be obligated to make any cash payments to the holders of the New Notes. As such, had the New Notes been converted into common stock as of December 31, 2001, our pro forma stockholders' equity would have been $34,443.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

Recently completed Note Exchange and rights offering

     In August 2001, we entered into an agreement with the holders of 73.02%, or $120.5 million aggregate principal amount, of our 8 1/8% senior subordinated notes due 2008 (the "Old Notes") to restructure those notes. Under the agreement, the holders of more than a majority of the outstanding Old Notes agreed to exchange the Old Notes in an exchange offer and consent solicitation and to waive the default arising as a result of the failure to pay the interest payment due August 15, 2001. Also, our senior lenders approved the terms of the restructuring and agreed to forbear until March 31, 2002, subject to certain conditions, on the default in the senior loan agreements resulting from the failure to make the note interest payment.

     In connection with our restructuring, we offered to exchange in an exchange offer and consent solicitation a combination of up to $10 million in cash, $100 million of our new 8% senior subordinated convertible pay-in-kind ("PIK") notes due 2006, our post-reverse split common stock and our warrants to purchase our common stock for all of our outstanding $165 Million of Old Notes. We also solicited consents to amend the indenture under which the Old Notes were issued to remove substantially all of the covenant protection available to the holders of the Old Notes

     We commenced the Note Exchange on or about January 14, 2002 and the Note Exchange expired on February 22, 2002. At a special meeting of our stockholders held on February 19, 2002, our stockholders approved the terms of the restructuring.

     On February 28, 2002, we exchanged $148.8 million of our Old Notes for $5.1 million in cash, $100 million of our New Notes, (recorded at $113.3 million on our balance sheet), 4,504,595 shares of our post-reverse split common stock, and five year warrants to purchase 3,003,063 shares of our post-reverse split common stock at an exercise price of $5.16 per share. We also issued five-year warrants to purchase 3,003,063 shares of our post-reverse split common stock at an exercise price of $5.16 per share to our pre-restructuring stockholders.

     In connection with the restructuring, we further conducted a rights offering to all existing stockholders to raise $20 million. Lacy Harber, our principal stockholder, agreed to purchase unsold allotments in the rights offering. In the rights offering, which closed on February 28, 2002, we sold
12.1 million shares of our post-reverse split common stock to our existing stockholders (including Mr. Harber), and Mr. Harber purchased the balance (11.9 million) of the unsold allotments, raising gross proceeds of $20 million. The net proceeds of the rights offering, approximating $10 million after payment of the cash proceeds of the Note Exchange and expenses of the restructuring, are being used by the Company for working capital.

     In connection with the closing of the restructuring, we recognized an extraordinary gain of $30.3 million, net of tax. We will record this extraordinary gain in the first quarter of 2002.

     Risk factors relating to our financial condition and results of operations

     We have substantial debt that we may be unable to service

     We currently have significant outstanding indebtedness, $59.3 million of which matures in July 2002 and August 2002. As of December 31, 2001 we had outstanding indebtedness of $227.9 million, of which $59.3 million was senior indebtedness, including amounts due under the TROL Financing, which is now characterized as a capital lease, and the balance of which was other indebtedness. In addition, we had $12.1 million of letters of credit outstanding under our senior revolving credit facility. As of April 16, 2002, we have outstanding $48.7 million of senior indebtedness, $12.1 million of outstanding letters of credit, $16.2 million of our Old Notes and $100 million of our New Notes (recorded on our financial statements at $113.3 million). The degree to which we are leveraged could have important consequences to us, including:

     .  our vulnerability to adverse general economic and industry conditions;

     .  our ability to refinance our senior indebtedness;

     . our ability to obtain additional financing for future working capital expenditures, general corporate or other purposes;

     . we are required to obtain consent from our lenders under our senior credit facilities and the parties under our tax retention operating lease in order to obtain new debt financing; and

     . the dedication of a portion of our cash flow from operations to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations.

     In addition, subject to the limitations set forth in the indenture for the New Notes, we and our subsidiaries may incur substantial amounts of additional indebtedness, much of which is expected to be senior indebtedness. As of April 16, 2002, we had availability under our senior revolving credit facility of $10.0 million. Our senior credit facilities are secured by substantially all of our assets.

     Due to the fact that we have significant senior indebtedness which comes due in July 2002 and August 2002, our auditors have included a going concern modification in their audit report regarding our 2001 financial statements.

     We may not be able to repay or refinance the principal amount of our outstanding senior debt or senior subordinated notes at their maturity date

     Our currently outstanding senior debt comes due in July 2002 and August 2002. We are currently working on refinancing all of our senior debt. However, while we believe that we will successfully refinance our senior debt, there can be no assurance we will be able to do so.

     We did not have sufficient available liquid resources to pay the August 2001 and the February 2002 interest payments due on the Old Notes. As a result of our failure to make the August 2001 and the February 2002 interest payments, we were in breach of the terms of the indenture and the breach was subsequently waived by holders of the Old Notes who exchanged such notes for New Notes in the Note Exchange. We have now cured the default arising by reason of our non-payment of interest by paying the remaining holders of the Old Notes their past-due back interest. We do not currently have sufficient available liquid resources to repay the principal balance of the Old Notes at maturity or to refinance the New Notes prior to their maturity and there can be no assurance that funding will be available for such purposes in the future.

     We have outstanding issues with Kellstrom and KAV

     In December 2000, we acquired a 50% interest in KAV. We sold to KAV aircraft and engine spare parts inventory and engine inventory. Compensation for the sale of inventory was comprised of cash and two senior subordinated notes, each in the principal amount of $13.7 million (one of which was immediately sold to Kellstrom), and one junior subordinated note in the principal amount of $15.7 million. The notes bear interest at 14% per annum and are subordinated in all respects to KAV's institutional financing. In addition, we posted an $8.5 million letter of credit to secure, in part, KAV's institutional financing. In July 2001, the financial institution providing the financing informed KAV that it was in default under the loan agreement and on October 5, 2001, the lender exercised its rights to call the outstanding financing. Additionally, on October 18, 2001, the lender drew against our $8.5 million letter of credit.

     KAV's sole business is the liquidation of the inventory it acquired from us. Our agreement regarding this transaction specifies that all of the proceeds from sales of the inventory, less a consignment commission of 20% (which is payable to Kellstrom in connection with their sale of such inventory), will be used to pay interest and principal on KAV's institutional debt. After the institutional debt is paid in full, proceeds from the sale of inventory will be used to reimburse us and Kellstrom for advances made to KAV to allow it to pay fees and costs relating to its institutional financing and the notes relating to the draw against our respective letters of credit, and thereafter to pay interest and principal on the two $13.7 million senior subordinated notes. Interest and principal on the $15.7 million junior note will be paid from the remaining proceeds from the sale of inventory, less a 35% consignment commission. Effective on October 5, 2001, KAV's lender, pursuant to its rights under the agreements between KAV and its lenders, terminated the Consignment Agreement between KAV and Kellstrom. During the fiscal year ended December 31, 2001, as a result of the default of KAV under its credit agreement with the financial institution that provided the funding for the purchase of the inventory and the weakened economic conditions in the aviation industry being experienced by Kellstrom as reported in its SEC filings (Kellstrom has subsequently filed for bankruptcy protection), we recorded non-cash reserves totaling $50.5 million relating to these matters, including a full reserve on the notes receivable due from KAV.

     We recently entered into a Post-Closing Resolution Agreement with Kellstrom seeking to resolve outstanding issues. These issues are described in Item 1. BUSINESS. Completion of the Post-Closing Resolution Agreement is subject to certain approvals, including bankruptcy court approval in Kellstrom's pending Chapter 11 bankruptcy proceeding and approval of our senior lenders. Further, in the event that the weakened economic conditions described above persist, this may adversely impact Kellstrom's ability to make payments under its future lease obligations to us. Finally, if the settlement is not completed, we may have obligations to Kellstrom related to the items proposed to be settled.

     We depend on financing transactions

     During 1999, we relied primarily upon significant borrowings under our senior revolving credit facility, and sales of our securities, including our previously issued Old Notes, to satisfy our funding requirements relating to our acquisitions of several businesses and to finance the working capital required to operate our business. During 2000 and 2001, we relied primarily on proceeds from sales of our various business operations and on borrowings under our senior revolving credit facility to reduce our senior debt and to fund our working capital requirements. We cannot assure you that financing alternatives will be available to us in the future to support our operations.

     Our lenders impose significant restrictions on us

     Our senior credit facilities and the New Notes impose significant operating and financial restrictions on us. These restrictions may significantly limit our ability to incur additional indebtedness, pay dividends, repay indebtedness prior to its stated maturity, sell assets or engage in mergers or acquisitions. In addition, our failure to comply with these restrictions could result in an event of default which, if not cured or waived, could materially adversely affect our business, financial condition or results of operations.

     We have incurred losses in the past and we may incur losses in the future. If we incur losses in the future, our ability to obtain sufficient working capital for our operations and our ability to service our indebtedness may be impaired.

     We incurred losses from continuing operations of approximately $115.9 million during our 2000 fiscal year and approximately $131.8 million during our 2001 fiscal year. If we continue to incur losses in the future, we may limit our ability to obtain sufficient working capital for our operations and our ability to execute our business strategy. In addition, our ability to service our indebtedness may be harmed because we may not generate sufficient cash flow from operations to pay principal or interest when due.

     A large portion of our operating expenses are relatively fixed and cancellations, reductions or delays in orders by a customer or group of customers could materially adversely affect our business, financial condition or results of operations.

Results of Operations

     Operating revenues consist primarily of service revenues and sales of materials consumed while providing services, net of allowances for returns. Cost of sales consists primarily of labor, materials and freight charges.

     Our operating results have fluctuated in the past and may fluctuate significantly in the future. Many factors affect our operating results, including:

     .  decisions made regarding sales of our assets to reduce our debt,

     .  timing of repair orders and payments from large customers,

     .  the general state of the economy,

     .  competition from other third-party MR&O service providers,

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

Year Ended December 31, 2000 Compared to Year Ended December 31, 2001

     The following tables set forth certain information relating to our operations for the periods indicated:

                                                                                  Year Ended December 31,
                                                     -----------------------------------------------------------------------------
                                                                     2000                                      2001
                                                     -----------------------------------       -----------------------------------
                                                             $                   %                     $                   %
                                                     ---------------      --------------       ---------------      --------------
                                                                                     (In thousands)
Operating revenues:
   Sales........................................           $ 333,289                98.6%            $ 262,303                99.3%
   Other........................................               4,788                 1.4%                1,837                 0.7%
                                                     ---------------      --------------       ---------------      --------------
      Total operating revenues..................             338,077               100.0%              264,140               100.0%
Cost of sales...................................             353,331               104.5%              259,647                98.3%
                                                     ---------------      --------------       ---------------      --------------
   Gross profit (loss)..........................             (15,254)               (4.5%)               4,493                 1.7%
Operating expenses..............................              74,580                22.1%               64,305                24.3%
                                                     ---------------      --------------       ---------------      --------------
   Loss from operations.........................             (89,834)              (26.6%)             (59,812)              (22.6%)
Interest expense................................              20,347                 6.0                25,778                 9.8%
Other expense (income)..........................                 925                 0.3                39,065                14.8%
                                                     ---------------      --------------       ---------------      --------------
Loss before income taxes, equity income of
 affiliate and discontinued operations..........            (111,106)              (32.9%)            (124,655)              (47.2%)
Income tax expense .............................               4,810                 1.4%                  621                 0.2%
                                                     ---------------      --------------       ---------------      --------------
   Loss before equity income of affiliate and
    discontinued operations.....................            (115,916)              (34.3%)            (125,276)              (47.4%)
Equity income of affiliate......................                  43                 ---                (6,573)               (2.5%)
                                                     ---------------      --------------       ---------------      --------------
   Loss from continuing operations..............            (115,873)              (34.3%)            (131,849)              (49.9%)
Discontinued operations, net of income taxes....             (95,757)              (28.3%)              (9,386)               (3.6%)
                                                     ---------------      --------------       ---------------      --------------
      Net loss..................................           $(211,630)              (62.6%)           $(141,235)              (53.5%)
                                                     ===============      ==============       ===============      ==============

     Operating revenues for the year ended December 31, 2001 decreased $73.9 million or 21.9% to $264.1 million, from $338.1 million for the year ended December 31, 2000. The decrease in revenues is primarily attributable to decreased revenues from our heavy airframe maintenance operations. This decrease was generally caused by a reduction in market opportunities due to adverse market conditions, which have caused many of our customers to delay maintenance on their aircraft or park older aircraft maintained by us due to rising fuel prices, higher interest rates and general economic conditions. Our revenue has also been adversely impacted during 2001 by increased competition that has spread outsourced available heavy airframe maintenance among a larger group of providers. These factors forced us during fiscal 2000 and 2001 to reduce pricing and take fixed priced work at lower rates, which severely impacted revenues and gross margins. Further, during this period, several of our customers experienced severe adverse financial problems of their own, which further adversely impacted our operating results. In addition, revenues decreased due to the closure of our Oscoda, Michigan heavy airframe maintenance facility and the consolidation of our Winston Salem, North Carolina heavy aircraft maintenance facility into our Greensboro, North Carolina operations, impacts of reduced pricing and a change in the timing of revenue recognition in relation to the design and construction of specialized parts effective December 31, 2000. Also, revenues from our Caribe Aviation operation declined $13.6 million from period to period, due to the sale of that business in May 2001.

     Finally, during this period, several of our large customers delayed sending work to us, or sent the work to competitors which would have otherwise gone to us, due to their concerns about our financial stability. While we cannot assure you of this fact, we believe that this is becoming less of a factor affecting our revenue since we completed our restructuring.

     Gross profit was $4.5 million, compared to a gross loss of $15.3 million for the year ended December 31, 2000. Gross profit for the year ended December 31, 2000 was negatively impacted by a charge recorded of $11.5 million relating to the disposition of three A-300 aircraft that were sold during August and September 2000 and the reduction of the carrying value of certain equipment on lease. We incurred losses of $1.3 million during the beginning of the first quarter of 2001 associated with the start-up of operations at one of our heavy airframe maintenance facilities for a new program that began at the end of 2000. Additionally, due to adverse economic conditions as described above, we provided for an additional $2.7 million in inventory reserves which is included in cost of sales for the year ended December 31, 2001. Our 2001 cost of sales was also impacted by the reduction in revenue described above relative to our primarily fixed cost structure and the impact of price competition and fixed pricing on certain of our heavy airframe maintenance operations. As a result of reduced revenues and market opportunities, as described above, during 2001 we closed and consolidated certain facilities and reduced headcount at each of our operations, resulting in an aggregate reduction of approximately 28% of our workforce. In addition, in April 2001 we implemented salary and benefit reductions that affected virtually all employees. Gross profit (loss) as a percentage of operating revenues was 1.7% for the year ended December 31, 2001, compared to (4.5%) for the year ended December 31, 2000.

     Operating expenses decreased $10.3 million or 13.8% to $64.3 million for the year ended December 31, 2001, compared with $74.6 million for the year ended December 31, 2000. Operating expenses as a percentage of operating revenues were 24.3% for the year ended December 31, 2001, compared to 22.1% for the year ended December 31, 2000. Operating expenses in 2000 were affected by a $3.6 million increase in professional fees relating primarily to the completion of our 1999 audit and the refinancing and amendments to our credit facility, and a charge of $4.4 million relating to reserves recorded against certain accounts receivable of a major customer which filed for bankruptcy protection in 2000. Operating expenses for 2000 were also negatively impacted by the costs associated with the move to new facilities during the third quarter of 2000 of two of our MR&O operations. Included in operating expenses for the year ended December 31, 2001 are an aggregate of $25.0 million in non-cash adjustments to the carrying value of certain of our long-lived assets, including the write-off of goodwill and certain fixed assets associated with the closure of the Oscoda, Michigan heavy airframe maintenance facility and an impairment relating to the Oscoda, Michigan engine overhaul operation, Winston-Salem heavy airframe maintenance facility and the Company component overhaul facilities. These costs were partially offset by a reduction in operating expenses resulting from the closure of two heavy airframe maintenance facilities during 2001 and the savings associated with the consolidation of the operations of Aircraft Interior Design.

     Interest expense for the year ended December 31, 2001 increased by $5.4 million or 26.7% to $25.8 million, from $20.3 million for the year ended December 31, 2000. This increase was primarily attributable to increased amortization of bank fees due to the significant bank fees paid during 2000 and 2001 and the accelerated amortization of such fees in connection with the sale of Caribe during the second quarter of 2001.

     Other expense, net increased $38.1 million, from $0.9 million for the year ended December 31, 2000 to $39.1 million for the year ended December 31, 2001. Other expense, net for the year ended December 31, 2000 includes our recording a loss of $0.9 million in connection with the disposition of the AvAero joint venture. Included in other expense for the year ended December 31, 2001 is the gain on the sale of Caribe and the recognition of income on a lease deposit taken during the second quarter of 2001 totaling $7.9 million in the aggregate, offset by a charge to fully reserve the notes receivable due from KAV in the amount of $37.9 million and a charge of $9.0 million relating to our purchase obligation on property in which the obligation price exceeds the fair market value of the property.

     As a result of the above factors, loss before income taxes, equity income
(loss) of affiliate and discontinued operations for the year ended December 31, 2001 was a loss of $124.7 million, compared to a loss of $111.1 million for the
year ended December 31, 2000.   Equity income (loss) of affiliate, net of income
taxes, decreased $6.6 million for the year ended December 31, 2001 to a loss of $6.6 million, from $.04 million for the same period in 2000. The increase is attributable to our recording a charge of $6.4 million in 2001 to fully reserve our investment in a limited liability corporation that designs, manufactures and installs FAA approved Boeing 727 conversion kits.

     For the reasons set forth above, loss from continuing operations for the year ended December 31, 2001 was $131.8 million or $87.81 per diluted share, compared to $115.9 million, or $77.17 per diluted share, for the year ended December 31, 2000. Weighted average common and common equivalent shares (on a post-reverse split basis) outstanding (diluted) were 1.5 million during both the years ended December 31, 2001 and 2000.

     Loss from discontinued operations for the year ended December 31, 2001 was $9.4 million, or $6.25 per diluted share, compared to $95.8 million or $63.77 per diluted share for the year ended December 31, 2000. The loss for 2000 includes a loss from the operation of our discontinued operations of $23.4 million. All such operations were sold during 2000. The loss from discontinued operations for the year ended December 31, 2001 is primarily comprised of the write-down of certain assets of the operations to their estimated net realizable values and the provision of reserves for certain exposures (including $7.7 million of reserves relating to assets whose realization is impacted by KAV and Kellstrom) offset by certain recoveries.

Year Ended December 31, 1999 Compared to Year Ended December 31, 2000

     The following tables set forth certain information relating to our operations for the periods indicated:

                                                                            1999                                2000
                                                               -----------------------------      -------------------------------

                                                                     $                %                 $                %
                                                               --------------   ------------      -------------     ------------
Operating revenues:                                                                          (In thousands)
 Sales, net...............................................           $359,956           96.8%         $ 333,289            98.6%
 Other....................................................             11,797            3.2%             4,788             1.4%
                                                               --------------   ------------      -------------     -----------
     Total operating revenues.............................            371,753          100.0%           338,077           100.0%
Cost of sales and services................................            307,944           82.8%           353,331           104.5%
                                                               --------------   ------------      -------------     -----------
 Gross profit (loss)......................................             63,809           17.2%           (15,254)           (4.5%)
Operating expenses........................................             41,774           11.2%            74,580            22.1%
                                                               --------------   ------------      -------------     -----------
 Income (loss) from operations............................             22,035            6.0%           (89,834)          (26.6%)
Interest expense and other................................             17,322            4.7%            21,272             6.3%
                                                               --------------   ------------      -------------     -----------
Income (loss) before income taxes, equity income of
  affiliates and discontinued operations..................              4,713            1.3%          (111,106)          (32.9%)
Income tax expense........................................              3,004            0.8%             4,810             1.4%
                                                               --------------   ------------      -------------     -----------
 Income (loss) before equity income of affiliates and
  discontinued operations.................................              1,709            0.5%          (115,916)          (34.3%)
Equity income of affiliates...............................              1,289            0.3%                43             ---
                                                               --------------   ------------      -------------     -----------
 Income (loss) from continuing operations.................              2,998            0.8%          (115,873)          (34.3%)
Discontinued operations, net of income taxes..............            (24,721)          (6.6%)          (95,757)          (28.3%)
                                                               --------------   ------------      -------------     -----------
     Net loss.............................................           $(21,723)          (5.8%)        $(211,630)          (62.6%)
                                                               ==============   ============      =============     ===========

     Operating revenues for the year ended December 31, 2000, decreased $33.7 million, or 9.1%, to $338.1 million, from $371.8 million for the same period in 1999. As previously discussed, operating revenues in 2000 were negatively impacted by a reduced volume of orders received from existing customers due to concerns over the status of our credit facility and our financial stability, and due to a reduction in market opportunities caused by several airline customers delaying or deferring maintenance in an effort to reduce costs. Revenues were also affected by increased competition that spread outsourced aircraft maintenance among a larger group of providers, which caused us to give various price concessions and fixed pricing in order to retain customers. In addition, revenues from our leasing operation decreased $13.0 million from period to period, due to a significant reduction in leased assets and sales of leased assets in 1999, which did not recur in 2000.

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

     Interest expense and other from continuing operations for the year ended December 31, 2000 increased by $4.0 million or 22.8% to $21.3 million, from $17.3 million for the year ended December 31, 1999. The increase was due, in part, to our recording a loss of $0.9 million in connection with the disposition of the AvAero joint venture. Additionally, we paid bank fees of $10.6 million during the year ended December 31, 2000. Total amortization of bank fees, including bank fees attributable to discontinued operations, for the year ended December 31, 2000 was $13.7 million. Interest expense relating to continuing operations for the year ended December 31, 2000 was $20.3 million, compared to $18.6 million for the year ended December 31, 1999. Cash interest due in 2001 includes an aggregate of $13.4 million in interest due on our outstanding Old Notes, and annualized current interest on amounts due under our senior credit facilities of approximately $5.5 million.

     In addition, we were not in compliance with the financial covenants under our credit facility as of December 31, 1999 and March 31, 2000. As a result, during the first quarter of 2000, we entered into a standstill agreement with our lenders under which they agreed to forbear in regards to these covenant violations and other matters. Under the terms of the standstill agreements, our interest rate was increased by 2%. We were also required to pay substantial financing fees ($1.5 million) that were expensed over the term of the original standstill agreement, which expired on March 31, 2000 and an additional $1.5 million that related to a further extension of the standstill agreement through May 31, 2000 which were expensed during the second quarter of 2000. In connection with the May 31, 2000 amendment of the credit facility, we paid additional bank fees of $3.8 million, which are being amortized over the term of the facility. In connection with the amendment to the credit facility which became effective June 25, 2000, we paid fees of $2.2 million, which are being amortized between July 1, 2000 and July 1, 2002.

     As a result of the above factors, income (loss) before income taxes, equity income of affiliate and discontinued operations for the year ended December 31, 2000 was a loss of $111.1 million, compared to income of $4.7 million for the year ended December 31, 1999.

     Income tax expense increased $1.8 million to $4.8 million for the year ended December 31, 2000, from $3.0 million for the year ended December 31, 1999. Income tax expense for the year ended December 31, 2000 is primarily comprised of state income tax accrual and a provision for a full valuation allowance on our deferred tax assets. These charges are primarily non-cash charges.

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

     For the reasons set forth above, income (loss) from continuing operations for the year ended December 31, 2000 was a loss of $115.9 million ($77.17 per diluted share), compared to income of $3.0 million ($2.12 per diluted share) for the year ended December 31, 1999. Weighted average common and common equivalent shares outstanding (diluted) were 1.5 million during the year ended December 31, 2000, compared to 1.4 million for the year ended December 31, 1999.

     Discontinued operations include the results of operations of our redistribution operation, new parts distribution operation and manufacturing operations, all of which were sold during 2000.

     Income (loss) from discontinued operations for the year ended December 31, 2000 was a loss of $95.8 million, or $63.77 per diluted share, compared to a loss of $24.7 million, or $17.74 per diluted share, for the year ended December 31, 1999. Revenues and gross margin in our redistribution operations decreased during 2000 as a result of our decision to limit purchases of spare aircraft parts commencing at the end of the first quarter of 2000 and our initiative to reduce inventory in our redistribution operations (and use the proceeds from such inventory reductions to repay senior debt). Operating revenues were also negatively impacted during 2000 by customer concerns regarding the status of our credit agreement and financial stability. Operating expenses relating to our redistribution operations also increased as a result of our strategy during 1999 and the beginning of 2000 to continue to grow these operations. During the latter portion of the first quarter of 2000, we restructured our redistribution operations and reduced headcount in that business. Additionally, our redistribution operation experienced an increase in interest expense primarily attributable to the increased debt required to support its operations. Results from discontinued operations also include losses on the disposal of the discontinued operations of $72.3 million (or $48.17 per diluted share) for the year ended December 31, 2000.

Liquidity and capital resources

     Liquidity

  Below is a chart setting forth our contractual payment obligations as of December 31, 2001 which have been aggregated in order to facilitate a basic understanding of our liquidity (in thousands):

 Contractual                      Less than                Payments due by period
 Obligations        Total          One Year     1-3 years       4-5 years     After 5 years
Revolving             $ 12,074         $12,074       $     --        $     --        $     --
Credit
Facility

Long-Term              186,437          22,000              --              --         164,437
Debt*

Operating               61,786           5,593          15,441           9,625          31,127
Leases

Capital                 29,340          25,450             334             544           3,012
Leases
                       -------           -----         -------         -------         --------
Total
contractual
cash
obligations           $289,637         $65,117       $  15,775       $  10,169       $  198,576
                       =======           =====         =======         =======         ========

* Substantially all of the senior subordinated notes included in long-term debt were recently exchanged for $100 million of our 8% senior subordinated convertible PIK notes due 2006. No cash interest is required to be paid on the New Notes.

     We believe that we will meet our working capital requirements during 2002 from funds available under our revolving credit agreement, from our operations, from sales of individual assets or our equity securities, from debt infusions and other sources, including collection of income tax refunds. We are currently working to refinance our senior debt, all of which comes due in July 2002 and August 2002. While we believe that we will successfully refinance our senior debt, there can be no assurance that we will be able to do so or that we will have sufficient working capital to meet our requirements.

     Cash

     Net cash provided by continuing operating activities during the fiscal year ended December 31, 2001 was $17.6 million, compared to net cash used in continuing operating activities during 2000 of $2.7 million. Cash provided by operating activities for the 2001 fiscal year was primarily the result of increased collections which reduced receivables levels by $28.7 million and increased accrued expenses by $5.4 million partially offset by a reduction in trade payables of $2.0 million and cash used to fund our net loss. Cash provided by investing activities during the fiscal year ended December 31, 2001 and 2000 was $22.0 million and $163.3 million, respectively. The cash provided by investing activities for 2001 was primarily related to the sale of a note receivable to an affiliate and the sale of a subsidiary coupled with an initiative to reduce capital expenditures associated with tooling investments in our MR&O operations and equipment purchases. Cash used in financing activities for the year ended December 31, 2001 and 2000 was $39.6 million and $232.7 million, respectively. Cash used in financing activities was primarily comprised of continued reductions in our revolving loan made possible by the sale of Caribe Aviation, which was partially offset by the proceeds of a $10.0 million term loan executed in February 2001.

     Senior Credit Facilities

     Prior to May 31, 2000, we had a revolving loan and letter of credit facility of $300.0 million with a group of financial institutions. Effective May 31, 2000, the credit facility was amended and restated and the commitment was reduced to $285.0 million. Following the asset sales described above, the commitment was reduced to $57.7 million. The credit facility has been amended on several occasions since May 31, 2000 and the commitment is now $37.5 million. The credit facility, as amended to date (the "Credit Facility"), expires in July 2002. Interest under the Credit Facility is, at our option, (a) Prime plus 3.0%, or (b) LIBOR plus 4.5%. As of December 31, 2000 and December 31, 2001, the outstanding balance on the Credit Facility was $36.0 million and $12.1 million, respectively. Additionally, as of December 31, 2001 outstanding letters of credit aggregated $12.1 million. Borrowings under the Credit Facility are secured by a lien on substantially all of our assets and the borrowing base primarily consists of certain of our receivables and inventory.

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

     In February 2000, we obtained a $15.5 million senior term loan from the financial institution that is agent for the Credit Facility. The proceeds from the term loan were used to repay debt outstanding under the Credit Facility. The term loan, as amended, bears interest at

12%, contains financial covenants that are consistent with the Credit Facility. We repaid $3.5 million of the term loan from the proceeds of the sale of Caribe. The remaining principal balance is due in July 2002. Under the term loan agreement, we also granted warrants to the lender to purchase 12,900 shares of our common stock exercisable for nominal consideration at any time until December 31, 2005. The warrants entitle the holder to require us to repurchase the warrants or common shares issued upon prior exercise of the warrants at $85.00 per share.

     In February 2001, we obtained a $10.0 million senior term loan from a financial institution. The term loan bears interest at LIBOR plus 2% and matures in August 2002. The proceeds of the term loan were used to pay the semi-annual interest payment on the senior subordinated notes in February 2001 of $6.7 million and for working capital purposes. In connection with the term loan, we issued warrants to purchase 25,000 shares of our unissued common stock at an exercise price of $40.00 per share to each of four individuals. Of these individuals, one of them is one of our directors and a second is our principal stockholder. Each of these four individuals provided credit support to the financial institution which advanced the term loan proceeds. In May 2001, we obtained a short-term increase of up to $3.0 million in the term loan. We borrowed $2.0 million under the increased term loan in May 2001 and thereafter repaid the additional borrowing from the proceeds of the Caribe sale. One of our principal stockholders provided credit support for the increased amount of the term loan. In return for providing credit support, the stockholder received a cash fee of $0.1 million and warrants to purchase 33,334 shares of our common stock at an exercise price of $14.00 per share. The credit support provided by each of the related parties was in the form of a full and unconditional guaranty to the financial institution, up to a percentage amount, of any amounts required to be repaid to the financial institution.

     Senior Subordinated Notes

     New Notes
     ---------

     On February 28, 2002, in connection with our Note Exchange, we issued $100 million in aggregate principal amount of our New Notes. The New Notes mature on December 31, 2006. They bear interest from the date of issuance, at the rate of 8.0% per annum. Interest will be payable at our option either in cash or paid-in-kind through the issuance of additional New Notes, semiannually on June 30 and December 31 of each year, commencing June 30, 2002, to the persons in whose names the New Notes are registered at the close of business on the previous June 15 and December 15, as the case may be, immediately preceding the interest payment date. We expect to elect to pay interest in-kind. If we do not pay interest in cash as of an interest payment date, we will automatically be deemed to have paid such interest in-kind and additional New Notes in the amount of such interest payment will automatically be deemed to be outstanding from such date forward.

     The New Notes are our general unsecured obligations and are subordinated in right of payment to all current and future senior debt and are senior in right of payment to any remaining Old Notes. The New Notes are fully and unconditionally guaranteed by our subsidiary guarantors. Substantially all of our subsidiaries are "restricted subsidiaries". The indenture provides that under certain circumstances, we may be able to designate current or future subsidiaries as unrestricted subsidiaries. Unrestricted subsidiaries will not be subject to many of the restrictive covenants set forth in the indenture.

     The indenture for the New Notes (i) permits us to incur indebtedness equal to the greater of $95 million or an amount that satisfies a fixed charge coverage ratio of 2.25 to 1, (ii) requires us, upon a change of control or certain asset sales, to repurchase the New Notes at a price equal to the redemption price which we would be obligated to pay if we redeemed the New Notes on the date of the change of control or asset sale; and (iii) does not contain a provision requiring acceleration of any premium due upon acceleration of the New Notes upon an event of default by reason of any willful action (or inaction) taken (or not taken) by us with the intention of avoiding the prohibition on the redemption of New Notes. The indenture limits the aggregate principal amount of New Notes that may be issued to $100 million.

     The New Notes are redeemable at our option at the following percentages of par plus accrued interest on the par value through the date of redemption: 2002
- 70.0%, 2003 - 72.5%, 2004 - 73.0%, 2005 - 75.625% and 2006 - 77.5%.  The New
Notes also provide that the holders will receive an aggregate of 4,504,595 post-reverse split shares of common stock if the New Notes are redeemed in 2002 or 2003 and an aggregate of 3,003,063 post-reverse split shares of common stock if the New Notes are redeemed in 2004, 2005 or 2006.

     If the New Notes have not already been redeemed or repurchased, the New Notes, including those New Notes previously issued as paid-in-kind interest and all accrued but unpaid interest, will automatically convert on December 31, 2006 into an aggregate of 270,275,706 post-reverse split shares of our common stock. Holders of New Notes will not receive any cash payment representing principal or accrued and unpaid interest upon conversion; instead, holders will receive a fixed number of shares of common stock and a cash payment to account for fractional shares, if any.

     The payment of principal and interest on the New Notes is subordinated in right of payment to the prior payment in full of all senior debt, whether outstanding on the date of the indenture or thereafter incurred.

     Old Notes
     ---------

     In February 1998, we sold $165.0 million of the Old Notes due in 2008 with a coupon rate of 8.125% at a price of 99.395%. As a result of the Note Exchange, $16.2 million in aggregate principal amount of the Old Notes remain outstanding. The Old Notes mature on February 15, 2008. Interest is payable on February 15 and August 15 of each year. The Old Notes are general unsecured obligations, subordinated in right of payment to all existing and future senior debt, including indebtedness outstanding under the senior credit facility and under facilities, which may replace the senior credit facility in the future, and to the New Notes.

In addition, the Old Notes are effectively subordinated to all secured obligations to the extent of the assets securing such obligations, including the senior credit facility, and to the New Notes. The Old Notes are also effectively subordinated in right of payment to all existing and future liabilities of any of our subsidiaries that do not guarantee the Old Notes.

     The Old Notes are unconditionally guaranteed, on a senior subordinated basis, by substantially all of our existing subsidiaries and each subsidiary that we organize in the future, unless such subsidiary is designated as an unrestricted subsidiary (the "subsidiary guarantors"). Subsidiary guarantees are joint and several, full and unconditional, general unsecured obligations of the subsidiary guarantors. Subsidiary guarantees are subordinated in right of payment to all existing and future senior debt of subsidiary guarantors, including the senior credit facility, and are also effectively subordinated to all secured obligations of subsidiary guarantors to the extent of the assets securing such obligations, including the senior credit facility.

     The Old Notes are redeemable, at our option, in whole or in part, at any time after February 15, 2003, at the following redemption prices, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date: (i) 2003 - 104.063%; (ii) 2004 - 102.708%; (iii) 2005 - 101.354%; and (iv) 2006 and
thereafter - 100%.

     Lease for Miramar facilities
     ----------------------------

     During 1998, we decided to move our redistribution operation and one of our MR&O operations to new facilities in Miramar, Florida. On December 17, 1998, we entered into an operating lease for the new facility with Wells Fargo, as successor to First Security Bank, National Association, as trustee of a newly created trust, as lessor. The lease, which had an initial term of five years and is a triple net lease, currently expires in July 2002. The lease contains financial covenants regarding our financial performance and other affirmative and negative covenants. Substantially all of our subsidiaries have guaranteed our obligations under the lease. Additionally, we have an option to acquire the new facility at the end of the lease and, if we do not purchase the new facility at the end of the lease, we will be obligated to pay a fee. We moved our corporate headquarters and redistribution operations into one of the new facilities in April 2000 and one of our MR&O operations, Caribe Aviation ("Caribe"), into another building adjacent to the redistribution operations facility during October 2000. In conjunction with the sale of our redistribution operations in December 2000, we subleased the corporate headquarters and redistribution operation facility to the purchaser of our redistribution operations. Further, in May 2001 the purchaser of Caribe acquired the land and building on which that business operates.

     The lessor has financed the development of the new facility through a $43.0 million loan from a financial institution. In conjunction with the sale of Caribe, the purchaser of that business also acquired the real estate and facility in which Caribe operates for $8.5 million, reducing the amount of the facility to $34.2 million. The lessor's obligations under the agreement are secured by a lien on the real property and on the new facility. Further, under a September 10, 2001 agreement, we agreed that the lender may draw down in full, at any time, the $9.0 million letter of credit which we had posted as security for this loan and apply the proceeds from such letter of credit draw against balances outstanding under the letter agreement. On November 7, 2001, the lender drew the entire $9.0 million letter of credit, further reducing this facility to $25.2 million. As a result of the draw on the letter of credit and modifications made to the required lease payments under a November 27, 2001 amendment to lease, we have determined that the lease now qualifies as a capital lease. We intend to sell this property. Accordingly, we have recorded a capitalized lease asset held for sale and a related capital lease liability. We have also recorded a reserve against this capitalized lease asset to reduce the carrying value of this asset on our balance sheet to its fair market value, which we believe approximates the $25.2 million which we currently owe under this facility. We and all of our subsidiaries have guaranteed repayment of this facility.

     The lease agreement has been amended on several occasions. Under the terms of an April 19, 2001 amendment, two of our stockholders provided a guarantee in an amount up to $1.0 million. Such guarantee was released in conjunction with the sale of Caribe and repayment of proceeds relating to the sale of the real estate and facility as discussed above. As part of the April 19, 2001 amendment, the lessor has agreed to waive non-compliance with financial covenants, if any, through the period ended December 31, 2001. As of November 9, 2001, we were not in compliance with certain non-financial covenants within the lease agreement. The lessor has agreed to waive such events of non-compliance.

Critical Accounting Policies

        Financial Reporting Release No. 60, which was recently released by the U.S. Securities and Exchange Commission, encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements. Our consolidated financial statements include a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

        Revenue Recognition

        Revenues from MR&O services are recognized when services are performed and unbilled receivables are recorded based upon the percentage of completion method. Unbilled receivables are billed on the basis of contract terms (generally upon completion of an aircraft) and deliveries.

Revenues related to engine overhaul services are recognized upon shipment of the overhauled engine.

        Use of Estimates

        Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to estimated losses on disposal of discontinued operations, the allowance to reduce inventory to the lower of cost or net realizable value, the estimated profit recognized as aircraft maintenance, design and construction services are performed, the allowance for doubtful accounts and notes receivable, the realizability of its investment in affiliates, future cash flows in support of long lived assets, medical benefit accruals, the estimated fair values of facilities under capital leases and allowances for litigation and environmental costs. Management bases their estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.
          -----------------------------------------------------------

     The table below provides information about our market sensitive financial instruments and constitutes a "forward-looking statement." Our major market risk exposure is changing interest rates in the United States and fluctuations in the London Interbank Offered Rate. Our policy is to manage interest rates through use of a combination of fixed and floating rate debt. All items described are non-trading. The table below assumes the December 31, 2001 interest rates remain constant (dollars in thousands).

--------------------------------------------------------------------------------------------------------------------
                                                                                                        Fair Value
                                                                                                       December 31,
                         2002         2003       2004      2005     2006   Thereafter       Total          2001
--------------------------------------------------------------------------------------------------------------------
Long term debt:
--------------------------------------------------------------------------------------------------------------------
 Fixed rate debt*     $12,000                                                 $164,437       $176,437        $61,500
--------------------------------------------------------------------------------------------------------------------
 Average                12.00%                                                    8.13%
  interest rate
--------------------------------------------------------------------------------------------------------------------
 Variable rate        $22,074                                                                $ 22,074        $22,074
  debt
--------------------------------------------------------------------------------------------------------------------
 Average                 6.01%
  interest rates
--------------------------------------------------------------------------------------------------------------------

* Substantially all of the senior subordinated notes included in fixed rate debt were recently exchanged for $100 million of our 8% senior subordinated convertible PIK notes due 2006. No cash interest is required to be paid on the New Notes.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         -------------------------------------------

     The financial information required by Item 8 is included elsewhere in this report (see Part IV, Item 14).


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         --------------------

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          --------------------------------------------------

     The information required by Item 10 is hereby incorporated by reference from the Registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders, which Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 2001.

ITEM 11.  EXECUTIVE COMPENSATION.
          ----------------------

     The information required by Item 11 is hereby incorporated by reference from the Registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders, which Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

     The information required by Item 12 is hereby incorporated by reference from the Registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders, which Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

     The information required by Item 13 is hereby incorporated by reference from the Registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders, which Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 2001.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
          ---------------------------------------------------------------

(A) The consolidated balance sheets as of December 31, 2000 and December 31, 2001 and the related consolidated statements of operations and stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001 are filed as part of this report:

(1)    Financial Statements                                                                          PAGE
       --------------------
Report of Independent Certified Public Accountants                                                    F-2
Consolidated Balance Sheets at December 31, 2000 and 2001                                             F-3
Consolidated Statements of Operations for each of the three years in the period
    ended December 31, 2001                                                                           F-4
Consolidated Statements of Stockholders' Equity for each of the three years in the
    period ended December 31, 2001                                                                    F-5
Consolidated Statements of Cash Flows for each of the three years in the period
    ended December 31, 2001                                                                           F-6
Notes to Consolidated Financial Statements                                                            F-8

(2)    Consolidated Financial Statement Schedules
       ------------------------------------------

Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 2001           F-38

(3)    Exhibits
       --------

3.1    Certificate of Incorporation of Aviation Sales and amendment thereto (2)

3.2    Second Amendment to Certificate of Incorporation (4)

3.3    Third Amendment to Certificate of Incorporation (1)

3.4    Bylaws (2)

4.1    Indenture, dated as of February 17, 1998, among Aviation Sales, the
       Subsidiary Guarantors named therein and SunTrust Bank, Central Florida,
       National Association, Trustee (3)

4.2    Form of Supplemental Indenture among Aviation Sales, the Subsidiary
       Guarantors named therein and the Trustee (24)

4.3    Common Stock Purchase Warrant Certificate issued on February 18, 2000 to
       Citicorp USA, Inc.(10)

4.4    Form of Common Stock Purchase Warrants issued in February 2001 (16)

4.5 Indenture, dated as of February 28, 2002 among TIMCO Aviation Services, Inc., the Subsidiary Guarantors named therein and Trustee with respect to the 8% Senior Subordinated Convertible PIK Notes due 2006(22)

4.6    Warrant Agreement (22)

4.7 Common Stock Purchase Warrant issued in the Exchange Offer and Consent Solicitation (22)

10.1 Fourth Amended and Restated Credit Agreement dated May 31, 2000 by and among Aviation Sales, certain of our Subsidiaries and Citicorp USA, Inc., as Agent (11)

10.2   Lease dated July 22, 1998 by and between Ben Quevedo, Ltd. and Caribe (7)

10.3 Form of Employment Agreement, dated January 1, 1999, by and between Ben Quevedo and Aviation Sales (7)

10.4   1996 Director Stock Option Plan (4)

10.5   1996 Stock Option Plan (4)

10.6   1997 EBITDA Incentive Compensation Plan (5)

10.7   Form of Aviation Sales Company 1999 EBITDA Plan (7)

10.8 Form of Stock Option Agreement (Non-Plan) by and between Aviation Sales and Ben Quevedo (7)

10.9   TIMCO Aviation Services, Inc. 2001 Stock Option Plan (1)

10.10  Special Incentive Compensation Plan (8)

10.11 Credit Agreement dated as of December 17, 1998 among First Security Bank, National Association, as Owner Trustee for the Aviation Sales Trust 1998-1, as Lessor, NationsBank, National Association, as Administrative Agent, and the several Lenders thereto (6)

10.12 Lease Agreement dated as of December 17, 1998 between First Security Bank, National Association, as Owner Trustee under Aviation Sales Trust 1998-1, as Lessor, and Aviation Sales, as Lessee (6)

10.13 Guaranty Agreement (Series A Obligations) between Aviation Sales, substantially all of our subsidiaries and NationsBank, National Association, as Agent for the Series A Lenders, dated as of December 17, 1998 (6)

10.14 Guaranty Agreement (Lease Obligations) between substantially all of the subsidiaries of Aviation Sales and First Security Bank, National Association, as Owner Trustee for the Aviation Sales Trust 1998-1, dated as of December 17, 1998 (6 )

10.15 Participation Agreement between Aviation Sales as Construction Agent and Leases, First Security Bank, National Association, as Owner Trustee, the Various Banks and other lending institutions as the Holders and Lenders, and NationsBank, National Association, as Administrative Agent, dated as of December 17, 1998 (6)

10.16  Stockholders' Rights Plan (9)

10.17  Term Loan Note, dated February 18, 2000 (10)

10.18 Amendment No. 1 to Participation Agreement between Aviation Sales as Construction Agent and Leases, First Security Bank, National Association, as Owner Trustee, the Various Banks and other lending institutions as the Holders and Lenders, and NationsBank, National Association, as Administrative Agent, dated as of February 18, 2000 (10)

10.21 Standstill Agreement between Aviation Sales, LJH Corporation and Lacy J. Harber (10)

10.22  Amendment No. 1 to Stockholders' Rights Plan (10)

10.23  Amended and Restated Term Loan Note, dated May 31, 2000 (11)

10.24 Amendment Agreement No. 2 for Lease Agreement and Certain Other Operative Agreements, dated May 31, 2000 (11)

10.25 Amendment No. 1, dated as of August 14, 2000, to the Fourth Amended and Restated Credit Agreement (12)

10.26 Amendment Agreement No. 3 for Lease Agreement and Certain Other Operative Agreements (12)

10.27 Asset Purchase Agreement by and among Barnes Group Inc., Aviation Sales, Aviation Sales Manufacturing Company, AVS/Kratz-Wilde Machine Company and Apex Manufacturing, Inc. dated as of August 3, 2000(13)

10.28 Amendment No. 1 dated September 7, 2000 to the Asset Purchase Agreement by and among Barnes Group Inc., Aviation Sales, Aviation Sales Manufacturing Company, AVS/Kratz-Wilde Machine Company and Apex Manufacturing, Inc. dated as of August 3, 2000 (13)

10.29 Amendment No. 2 dated as of November 14, 2000 to Fourth Amended and Restated Credit Agreement (14)

10.30 Amendment Agreement No. 4 for Lease Agreement and Certain Other Operative Agreements (14)

10.31 Asset Purchase Agreement among Aviation Sales, Aviation Sales Distribution Services Company ("ASDC") and Kellstrom, dated September 20, 2000 (15 )

10.32  Letter Agreement to Asset Purchase Agreement, dated November 28, 2000(15)

10.33 Inventory Purchase Agreement among KAV, Aviation Sales and ASDC, dated September 30, 2000(15)

10.34 Letter Amendment to Inventory Purchase Agreement, dated November 28, 2000(15)

10.35  Form of KAV Senior Subordinated Note (15)

10.36  Form of KAV Junior Subordinated Note (15)

10.37 Operating Agreement of KAV, dated September 20, 2000, between Aviation Sales and Kellstrom (15)

10.38 Letter Agreement between Kellstrom, KAV and Aviation Sales, dated December 1, 2000, with respect to the payment of KAV Operating Expenses
       (15)

10.39  Consignment Agreement between KAV and Kellstrom, dated December 1,
       2000(15)

10.40 Equipment Lease Agreement, dated December 1, 2000, among Aviation Sales, ASDC and Kellstrom (15)

10.41 Lease Agreement, dated December 1, 2000, among ASDC and Kellstrom (Pearland) (15)

10.42 Lease Agreement, dated December 1, 2000, between Kellstrom and Aviation Sales (Miramar)(15)

10.43 Non-Competition Agreement, dated December 1, 2000, among ASDC, Aviation Sales and Kellstrom(15)

10.44 License Agreement, dated December 1, 2000, among Aviation Sales, ASDC and Kellstrom (15)

10.45 Cooperation Agreement, dated December 1, 2000, between Kellstrom and Aviation Sales (15)

10.46 Letter Agreement, dated December 1, 2000, between Kellstrom and Aviation Sales (Equipment)(15)

10.47 Letter Agreement, dated December 1, 2000, between Kellstrom and Aviation Sales (Pearland)(15)

10.48 Consent and Amendment No. 3, dated November 28, 2000, to the Fourth Amended and Restated Credit Agreement dated as of May 31, 2000, as amended(15)

10.49 Amendment and Consent Agreement No. 5 for Participation Agreement and Certain Other Operative Agreements, dated as of December 1, 2000(15)

10.50  Amendment No. 1 to Standstill Agreement, dated December 4, 2000(15)

10.51  Amendment No. 2 to Rights Agreement, dated December 4, 2000(15)

10.52 Agreement, dated February 14, 2001, between various subsidiaries of Aviation Sales and Bank of America, N.A.(16)

10.53  $10.0 million Term Loan Note, dated February 14, 2001(16)

10.54  Form of Limited Guaranty in favor of Bank of America, N.A.(16)

10.55 Amendment No. 4, Consent and Waiver, dated February 14, 2001, to the Fourth Amended and Restated Credit Agreement dated as of May 31, 2000, as amended(16)

10.56 Amendment and Consent Agreement No. 7 for Lease Agreement and Certain Other Operative Agreements, dated as of February 14, 2001(16)

10.57  Note Modification Agreement, dated as of February 14, 2001(16)

10.58 Stock Purchase Agreement, dated December 15, 2000, among Wencor West, Inc. Aviation Sales and ASDC (15)

10.59 Amendment No. 5 and Waiver, dated as of April 17, 2001 to Fourth Amended and Restated Credit Agreement dated as of May 31, 2000, amended (17)

10.60  Letter Agreement dated April 17, 2001, regarding $15.5 million Term Loan
       (17)

10.61 Amendment and Consent Agreement No. 8 for Lease Agreement and Certain Other Operative Agreements (17)

10.62 Asset Purchase Agreement dated May 25, 2001 among Aviation Sales, Caribe Aviation, Inc. and Hamilton Sundstrand Service Corporation(18)

10.63   $13 million Replacement Term Loan Note, dated May 24, 2001(18)

10.64 Amendment No. 6 and Consent, dated May 21, 2001, to the Fourth Amended and Restated Credit Agreement dated as of May 31, 2000, as amended(18)

10.65 Amendment No. 7, Consent and Waiver, dated May 23, 2001, to the Fourth Amended and Restated Credit Agreement dated as of May 31, 2000, as amended (18)

10.66 Amendment and Consent Agreement No. 9 for Lease Agreement and Certain Other Operative Agreements, dated as of May 21, 2001 (18)

10.67 Amendment and Consent Agreement No. 10 for Lease Agreement and Certain Other Operative Agreements, dated as of May 24, 2001 (18)

10.68 Amendment No. 2 to Standstill Agreement between Aviation Sales, LJH Corporation and Lacy J. Harber (18)

10.69   Amendment No. 3 to Stockholders' Rights Plan (18)

10.70 Lockup Agreement dated as of August 14, 2001 by and among Aviation Sales, Consenting Stockholders and Consenting Noteholders (19)

10.71 Forbearance Letter dated August 16, 2001 of lenders under Credit Agreement (19)

10.72 Forbearance Letter dated August 16, 2001 of parties to the Tax Retention Operating Lease (19)

10.73 Consent Letter dated August 13, 2001 regarding the Fourth Amended and Restated Credit Agreement dated as of May 31, as amended (19)

10.74 Amendment No. 8, Consent and Waiver, dated August 30, 2001 to Fourth Amended and Restated Credit Agreement (19)

10.75 Consent, Waiver and Forbearance Agreement No. 11 for Lease Agreement and Certain Operative Agreements, dated as of September 11, 2001 (19)

10.76 Amendment No. 8, Consent and Waiver, dated as of November 27, 2001, to Fourth Amended and Restated Credit Agreement (21)

10.77   Note Modification Agreement to Citicorp Term Loan (21)

10.78 Consent, Waiver and Forbearance Agreement No. 12 for Lease Agreement and certain other Operation Agreements dated as of November 27, 2001 (21)

10.79   Employment Agreement between Aviation Sales and Gil West (22)

10.80 Amendment No. 4 to Stockholders' Rights Plan, dated as of August 14, 2001 (1)

10.81 Post-Closing Resolution Agreement among the Company, ASDC and Kellstrom, dated as of February 18, 2002 (23)

10.82   Form of First Amendment to Lease regarding the Miramar Facility (23)

10.83   Form of Amendment to Non-Competition Agreement (23)

10.84   Term Sheet for Amended Consignment Agreement (23)

10.85 Form of Waiver and Consent, dated April 18, 2002, to Fourth Amended and Restated Credit Agreement (1)

10.86 Form of Amendment and Waiver Agreement No. 13 for Lease Agreement and certain other Operative Agreements (1)

21.1    Subsidiaries of Aviation Sales (1)

23.1    Consent of Arthur Andersen LLP (1)

25.1    Statement of Eligibility of Trustee on Form T-1 (22)

99.1 Dealer Manager Agreement by and between Aviation Sales and Houlihan Lokey Howard & Zukin Capital dated as of January 9, 2002 (1)

99.2    Letter Regarding Arthur Andersen LLP (1)

 Notes to Exhibits
 -----------------

(1) Filed herewith

(2) Incorporated by reference to Aviation Sales' Registration Statement on Form S-1 dated April 15, 1996 (File No. 333-3650)

(3) Incorporated by referenced to Aviation Sales' Registration Statement on Form S-4 dated March 26, 1998 (File No. 333-48669)

(4) Incorporated by reference to Amendment No. 1 to Aviation Sales' Registration Statement on Form S-1 dated June 6, 1996 (File No. 333-3650)

(5) Incorporated by reference to Aviation Sales' Annual Report on Form 10-K for the year ended December 31, 1996

(6) Incorporated by reference to Aviation Sales' Current Report on Form 8-K dated December 17, 1998

(7) Incorporated by reference to Aviation Sales' Annual Report on Form 10-K for the year ended December 31, 1998

(8) Incorporated by reference to Aviation Sales' Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 1999

(9) Incorporated by reference to Aviation Sales' Current Report on Form 8-A filed November 15, 1999

(10) Incorporated by reference to Aviation Sales' Current Report on Form 8-K filed on March 27, 2000

(11) Incorporated by reference to Aviation Sales' Current Report on Form 8-K filed on June 13, 2000

(12) Incorporated by reference to Aviation Sales' Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2000

(13) Incorporated by reference to Aviation Sales' Current Report on Form 8-K filed on September 22, 2000

(14) Incorporated by reference to Aviation Sales' Quarterly Report on Form 10-Q for the quarter and nine months dated September 30, 2000

(15) Incorporated by reference to Aviation Sales' Current Report on Form 8-K filed on December 18, 2000

(16) Incorporated by reference to Aviation Sales' Current Report on Form 8-K filed on March 1, 2001

(17) Incorporated by reference to Aviation Sales' Annual Report on Form 10-K for the year ended December 31, 2000

(18) Incorporated by reference to Aviation Sales' Current Report on Form 8-K filed May 25, 2001

(19) Incorporated by reference to Aviation Sales' Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2001.

(20) Previously filed with Aviation Sales' Registration Statement on Form S-4 filed September 14, 2001.

(21) Incorporated by reference from Aviation Sales' Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2001.

(22) Previously filed with Aviation Sale's Amendment No. 2 to Registration Statement on Form S-4 filed December 13, 2001.

(23) Incorporated by reference to Aviation Sales' Current Report on Form 8-K filed March 5, 2002

(24) Previously filed with Aviation Sales' Amendment No. 3 to Registration Statement on Form S-4 filed January 9, 2002.

(B)  REPORTS ON FORM 8-K

The Company did not file a Current Report on Form 8-K during the fourth quarter of 2001. However, in the first quarter of 2002, the Company filed a Current Report on Form 8-K, dated February 18, 2002, reporting under Item 5 the completion of the restructuring and the Post-Closing Resolution Agreement between the Company and Kellstrom.

(C)  EXHIBITS

For exhibits, see Item 14(A)(3) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMCO AVIATION SERVICES, INC.
(Registrant)

BY: /s/ Roy T. Rimmer, Jr.                                      April 22, 2002
--------------------------
Roy T. Rimmer, Jr., Chairman and Chief Executive
Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE AND TITLE:                                         DATE:


/s/ Roy T. Rimmer, Jr.                                       April 22, 2002
------------------------------------------------
Roy T. Rimmer, Jr.
Chairman and Chief Executive Officer
of the Board
(Principal Executive Officer)

/s/ Gil West                                                 April 22, 2002
-------------------------------------------------
Gil West
President (Principal Operating Officer)

/s/ C. Robert Campbell                                       April 22, 2002
-------------------------------------------------
C. Robert Campbell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Jack Hersch                                              April 22, 2002
-------------------------------------------------
Jack Hersh
Director


/s/ Philip B. Schwartz                                       April 22, 2002
-------------------------------------------------
Philip B. Schwartz
Director


/s/ Sam Humphreys                                            April 22, 2002
-------------------------------------------------
Sam Humphreys
Director


/s/ Ben Quevedo                                              April 22, 2002
-------------------------------------------------
Ben Quevedo
Director


/s/ Steven L. Gerard                                         April 22, 2002
-------------------------------------------------
Steven L. Gerard
Director


/s/  Stephen E. Gorman                                       April 22, 2002
-------------------------------------------------
Stephen E. Gorman
Director

      CONSOLIDATED FINANCIAL STATEMENTS OF TIMCO AVIATION SERVICES, INC.
                               AND SUBSIDIARIES


                         INDEX TO FINANCIAL STATEMENTS

                 Years Ended December 31, 1999, 2000 and 2001:

REPORT TITLE                                                          PAGE NO.
------------                                                          --------

Report of Independent Certified Public Accountants..................       F-2
Consolidated Balance Sheets.........................................       F-3
Consolidated Statements of Operations...............................       F-4
Consolidated Statements of Stockholders' Equity (Deficit)...........       F-5
Consolidated Statements of Cash Flows...............................       F-6
Notes to Consolidated Financial Statements..........................       F-8
Schedule II - Valuation and Qualifying Accounts.....................      F-38

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To TIMCO Aviation Services, Inc.:

     We have audited the accompanying consolidated balance sheets of TIMCO Aviation Services, Inc. (a Delaware corporation formerly known as Aviation Sales Company) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TIMCO Aviation Services, Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1, 7 and 11, the Company's senior debt ($59.3 million at December 31, 2001) comes due in July 2002 and August 2002, and the Company has insufficient liquidity to repay these loans. This matter raises substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to this matter are discussed in Notes 1, 7 and 11. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Arthur Andersen LLP


Miami, Florida,
  April 16, 2002 (except with respect to the matter discussed in the first paragraph of the Liquidity section of Note 1, as to which the date is April 19, 2002).

                 TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                                 December 31,
                                                                                    ------------------------------------
                                                                                           2000                2001
                                                                                    -----------------     --------------
                                                                                      (In thousands, except share data)
                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents....................................................             $      --          $      --
  Accounts receivable, net of allowance of $7,454 and $11,335 in 2000
   and 2001, respectively......................................................                67,558             26,936
  Inventories, net.............................................................                53,115             42,926
  Income tax receivable........................................................                 7,578              6,236
  Other current assets.........................................................                 3,206              4,002
                                                                                    -----------------     --------------
Total current assets...........................................................               131,457             80,100

EQUIPMENT ON LEASE, net........................................................                 5,749                360
FIXED ASSETS, net..............................................................                65,770             38,471
AMOUNTS DUE FROM RELATED PARTIES...............................................                 1,792                 --

OTHER ASSETS:
  Goodwill, net................................................................                41,390             26,124
  Deferred financing costs, net................................................                 5,928              6,637
  Notes receivable from KAV Inventory, LLC.....................................                29,400                 --
  Net assets of discontinued operations........................................                 3,479                 --
  Capitalized lease asset held for sale........................................                    --             25,240
  Other........................................................................                15,646              4,242
                                                                                    -----------------     --------------
Total other assets.............................................................                95,843             62,243
                                                                                    -----------------     --------------
Total assets...................................................................             $ 300,611          $ 181,174
                                                                                    =================     ==============

                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable.............................................................             $  30,214          $  25,969
  Accrued expenses.............................................................                20,736             20,994
  Accrued interest.............................................................                 6,989             12,113
  Current maturities of notes payable..........................................                    29             22,000
  Current maturities of capital lease obligations..............................                   178             25,450
  Revolving loan...............................................................                35,959             12,074
  Customer deposits............................................................                 7,559             14,820
  Net liabilities of discontinued operations...................................                    --              5,395
  Other........................................................................                 5,120              5,363
                                                                                    -----------------     --------------
Total current liabilities......................................................               106,784            144,178

LONG-TERM LIABILITIES:
  Senior subordinated notes, net................................................               164,345            164,437
  Notes payable, net of current portion........................................                16,498                 --
  Capital lease obligations, net of current portion............................                 3,852              3,890
  Deferred income..............................................................                    36                 36
  Other long-term liabilities..................................................                 2,204                 --
                                                                                    -----------------     --------------
Total long-term liabilities....................................................               186,935            168,363

Commitments and Contingencies (See footnotes)..................................

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.01 par value, 1,000,000 shares authorized, none
   outstanding, 15,000 shares designated Series A Junior participating.........                    --                 --
  Common stock, $.001 par value, 30,000,000 shares authorized, 1,501,532
   issued and outstanding at December  31, 2000 and 2001, respectively.........                     2                  2
  Additional paid-in capital...................................................               150,301            153,277
  Accumulated deficit..........................................................              (143,411)          (284,646)
                                                                                    -----------------     --------------
Total stockholders' equity (deficit)...........................................                 6,892           (131,367)
                                                                                    -----------------     --------------
Total liabilities and stockholders' equity (deficit)...........................             $ 300,611          $ 181,174
                                                                                    =================     ==============

  The accompanying notes are an integral part of these consolidated financial statements.

                 TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             For the Years Ended December 31,
                                                                                       ------------------------------------------
                                                                                           1999           2000           2001
                                                                                       -----------     ----------     -----------
                                                                                            (In thousands, except share data)
Operating Revenues:
  Sales, net..................................................................           $  359,956     $  333,289     $  262,303
  Other.......................................................................               11,797          4,788          1,837
                                                                                       ------------     ----------     ----------
  Total operating revenues....................................................              371,753        338,077        264,140
Cost of sales.................................................................              307,944        353,331        259,647
                                                                                       ------------     ----------     ----------
  Gross profit (loss).........................................................               63,809        (15,254)         4,493
Operating expenses............................................................               41,774         74,580         64,305
                                                                                       ------------     ----------     ----------
  Income (loss) from operations...............................................               22,035        (89,834)       (59,812)

Interest expense..............................................................               18,649         20,347         25,778
Charge to reserve notes receivable from KAV Inventory, LLC....................                   --             --         37,900
Other (income) expense........................................................               (1,327)           925          1,165
                                                                                       ------------     ----------     ----------
  Income (loss) before income taxes, equity income (loss) of affiliates and
   discontinued operations....................................................                4,713       (111,106)      (124,655)
Income tax expense............................................................                3,004          4,810            621
                                                                                       ------------     ----------     ----------
  Income (loss) before equity income (loss) of affiliates and discontinued operations         1,709       (115,916)      (125,276)
Equity income (loss) of affiliates, net of income taxes.......................                1,289             43         (6,573)
                                                                                       ------------     ----------     ----------
  Income (loss) from continuing operations....................................                2,998       (115,873)      (131,849)

Discontinued Operations:
  Operations, net of income taxes.............................................              (24,721)       (23,432)            --
  Loss on disposal, net of income taxes.......................................                   --        (72,325)        (9,386)
                                                                                       ------------     ----------     ----------
     Net Loss.................................................................           $  (21,723)    $ (211,630)    $ (141,235)
                                                                                       ============     ==========     ==========

Basic Earnings (Loss) Per Share:
  Income (loss) from continuing operations....................................           $     2.16     $   (77.17)    $   (87.81)
  Loss from discontinued operations...........................................               (17.78)        (63.77)         (6.25)
                                                                                       ------------     ----------     ----------
     Net Loss.................................................................           $   (15.62)    $  (140.94)    $   (94.06)
                                                                                       ============     ==========     ==========

Diluted Earnings (Loss) Per Share:
  Income (loss) from continuing operations....................................           $     2.12     $   (77.17)    $   (87.81)
  Loss from discontinued operations...........................................               (17.74)        (63.77)         (6.25)
                                                                                       ------------     ----------     ----------
     Net Loss.................................................................           $   (15.62)    $  (140.94)    $   (94.06)
                                                                                       ============     ==========     ==========

Weighted average shares outstanding:
  Basic.......................................................................            1,390,600      1,501,532      1,501,532
                                                                                       ============     ==========     ==========
  Diluted.....................................................................            1,416,844      1,501,532      1,501,532
                                                                                       ============     ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                Retained
                                                                           Additional           Earnings            Total
                                                                            Paid-in           (Accumulated       Stockholders'
                                             Common Stock                   Capital             Deficit)        Equity (Deficit)
                                     ---------------------------------- ---------------  -------------------- -------------------
                                                                           (In thousands, except share data)
                                     ---------------------------------- ---------------  -------------------- -------------------
                                         Shares             Amount
                                     -------------     ---------------- ---------------  -------------------- -------------------

Balance as of December 31, 1998....      1,251,581                  $ 1        $ 64,355             $  89,942           $ 154,298

  Net loss.........................             --                   --              --               (21,723)            (21,723)
  Secondary stock offering.........        230,000                    1          79,861                    --              79,862
  Stock options exercised..........         19,951                   --           6,085                    --               6,085
                                     -------------     ---------------- ---------------  -------------------- -------------------
Balance as of December 31, 1999....      1,501,532                    2         150,301                68,219             218,522

  Net loss.........................             --                   --              --              (211,630)           (211,630)
                                     -------------     ---------------- ---------------  -------------------- -------------------
Balance as of December 31, 2000....      1,501,532                    2         150,301              (143,411)              6,892

  Net loss.........................             --                   --              --              (141,235)           (141,235)

  Warrants issued to
   stockholders for providing                   --                   --           2,892                    --               2,892
   credit support..................
  Warrants issued to
   stockholders in connection with
   the sale of an asset............             --                   --              46                    --                  46
  Warrants issued to third
   parties.........................             --                   --              38                    --                  38
                                     -------------     ---------------- ---------------  -------------------- -------------------
Balance as of December 31, 2001...       1,501,532                  $ 2        $153,277             $(284,646)          $(131,367)
                                     =============     ================ ===============  ==================== ===================

  The accompanying notes are an integral part of these consolidated financial statements

                TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        For the Years Ended December 31,
                                                                                   ---------------------------------------
                                                                                       1999          2000          2001
                                                                                   -----------    -----------    ---------
                                                                                                (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.........................................................................   $(21,723)    $(211,630)    $(141,235)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
  Loss on disposal of discontinued operations......................................         --        72,325         9,386
  Charge to reserve notes receivable from KAV Inventory, LLC.......................         --            --        37,900
  Depreciation and amortization....................................................     10,132        14,133        14,981
  Write-down of long-lived assets..................................................        297         7,808        33,940
  Proceeds from sale of equipment on lease, net of gain............................      2,960         3,188         3,282
  Gain on sale of fixed assets.....................................................     (1,432)           --            --
  Equity (income) loss of affiliate, net of income taxes...........................     (1,289)          (43)        6,573
  Gain on sale of subsidiary.......................................................         --            --        (5,664)
  Income on non-refundable lease deposit...........................................         --            --        (2,204)
  Expense from issuances of warrants...............................................         --            --            84
  Provision for inventory obsolescence.............................................     12,814         3,525         2,699
  Provision for doubtful accounts..................................................      4,995        20,343         9,502
  Write-down of stockholder note...................................................         --           200            --
  Loss on sale of affiliate........................................................         --           859            --
  Deferred income taxes............................................................      3,174         1,492            --
  (Increase) decrease in accounts receivable.......................................    (46,894)        4,025        28,680
  (Increase) decrease in inventories...............................................    (37,962)       35,472         2,321
  (Increase) decrease in other current assets......................................    (29,470)       26,248         1,278
  (Increase) decrease in other non-current assets..................................        289        (4,078)        5,151
  Increase (decrease) in accounts payable..........................................     (3,369)       16,266        (2,047)
  Increase (decrease) in accrued expenses..........................................      7,289        11,696         5,445
  Increase (decrease) in deferred income...........................................       (257)       (1,077)           --
  Increase (decrease) in other liabilities.........................................      1,405        (3,457)        7,504
                                                                                   -----------    ----------   -----------
    Net cash provided by (used in) continuing operating activities.................    (99,041)       (2,705)       17,576
                                                                                   -----------    ----------   -----------
    Net cash provided by (used in) discontinued operations.........................    (15,598)       50,678            66
                                                                                   -----------    ----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash used in acquisitions, net of cash acquired..................................    (18,080)           --            --
  Purchases of fixed assets........................................................    (17,635)       (9,802)         (778)
  Purchases of equipment on lease..................................................     (9,087)           --            --
  Proceeds from sale of subsidiary.................................................         --            --        21,290
  Purchase of facility.............................................................     (3,500)           --            --
  Proceeds from sale of land held for investment...................................     11,556            --            --
  Purchase of land held for investment.............................................    (10,124)           --            --
  Payments from related parties....................................................        105           106         1,792
  Investment in joint venture......................................................     (2,500)       (3,734)         (339)
  Proceeds from sale of joint venture..............................................         --         1,455            --
  Net proceeds from the sale of discontinued operations............................         --       175,315            --
                                                                                   -----------    ----------   -----------
    Net cash provided by (used in) investing activities............................   $(49,265)    $ 163,340     $  21,965
                                                                                   -----------    ----------   -----------

 The accompanying notes are an integral part of these consolidated financial statements.

                TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

                                                                                               For the Years Ended December 31,
                                                                                            ---------------------------------------
                                                                                                1999          2000          2001
                                                                                            -----------     ---------     ---------
                                                                                                        (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of amounts under senior debt facility.......................................     $ 567,815     $ 460,593     $ 314,510
  Repayment of amounts under senior debt facility........................................      (472,242)     (694,214)     (346,825)
  Proceeds from sale of common stock.....................................................        79,862            --            --
  Proceeds of term loan..................................................................            --        15,500        12,000
  Payment of term loan...................................................................            --            --        (5,500)
  Payments on equipment loans............................................................          (627)         (201)         (998)
  Payments on capital leases.............................................................          (184)         (147)       (9,000)
  Stock options exercised................................................................         5,220            --            --
  Payment of deferred financing costs....................................................        (1,573)      (10,525)       (3,794)
  Payments on other notes payable........................................................        (3,472)       (3,750)           --
                                                                                            -----------     ---------     ---------
    Net cash provided by (used in) financing activities..................................       174,799      (232,744)      (39,607)
                                                                                            -----------     ---------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....................................        10,895       (21,431)           --
                                                                                            -----------     ---------     ---------
CASH AND CASH EQUIVALENTS, beginning of period...........................................        10,536        21,431            --
                                                                                            -----------     ---------     ---------
CASH AND CASH EQUIVALENTS, end of period.................................................     $  21,431     $      --     $      --
                                                                                            ===========     =========     =========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  Notes received from sale of inventory to KAV Inventory, LLC............................     $      --     $  29,400     $   8,500
                                                                                            ===========     =========     =========
  Value of warrants issued to stockholders for providing credit support and in connection
   with the sale of an asset, and to third parties.......................................     $      --     $   1,079     $   2,976
                                                                                            ===========     =========     =========

  Acquisition of capitalized lease asset (See Note 11)...................................     $      --     $      --     $  34,240
                                                                                            ===========     =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid..........................................................................     $  32,817     $  39,705     $  12,470
                                                                                            ===========     =========     =========
  Income taxes paid......................................................................     $  18,673     $   1,028     $      60
                                                                                            ===========     =========     =========

  The accompanying notes are an integral part of these consolidated financial statements.

                 TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Financial Amounts in Thousands, Except Per Share Data)


NOTE 1 --  GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, ORGANIZATION
           AND OPERATIONS

     TIMCO Aviation Services, Inc. ("TAS" or the "Company"), formerly known as Aviation Sales Company, is a Delaware corporation which through its subsidiaries provides aircraft maintenance, repair and overhaul ("MR&O") services to commercial passenger airlines, air cargo carriers, aircraft leasing companies, maintenance and repair facilities and aircraft parts redistributors throughout the world. During 2000, the Company sold substantially all of the assets of its parts redistribution operation, new parts distribution operation and manufacturing operations. See Note 4 for further discussion. The results of operations for these businesses are included in the accompanying consolidated statements of operations as discontinued operations. During 2001, the Company also sold one of its MR&O operations. The results of this business are included in the accompanying consolidated results of operations.

     On February 28, 2002, the Company completed a significant restructuring of its capital and equity. See Note 17 for further discussion.

     Concurrent with the completion of the note exchange and rights offering, the Company changed its capitalization by increasing the number of its authorized shares of common stock from 30,000 shares to 500,000 shares and by reducing the number of its issued and outstanding shares of common stock by converting every ten shares of its issued and outstanding common stock into one share. Additionally, the Company changed it corporate name from "Aviation Sales Company" to "TIMCO Aviation Services, Inc." All share and per share data contained herein reflects completion of the above-described one-share-for-ten-shares reverse stock split.

SECONDARY OFFERING

     In June 1999, the Company completed a public offering of 230 shares of its common stock. The net proceeds of the public offering, $79,862, were used to repay senior indebtedness.

SALE OF SUBSIDIARY

     In May 2001, the Company completed the sale of the assets of its Caribe Aviation component repair MR&O operation. The purchase price was $22,500, of which $21,750 was received in cash at the closing and the balance will be received within one year, subject to post closing adjustments. The Company used $10,000 of the proceeds from the sale of Caribe Aviation ("CARIBE") to repay the Credit Facility (defined below) and $5,500 to repay borrowings under the Company's two term loans. The balance, net of expenses of $460, was

                 TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Financial Amounts in Thousands, Except Per Share Data)


used for working capital. In addition, the purchaser acquired the real estate and facility on which the Caribe operation was located for an aggregate purchase price of $8,500. The proceeds from the sale of the real estate and facility were used to reduce the Company's outstanding tax retention operating lease ("TROL") financing. See Note 11.

     During 2001, the Company recognized a gain on the sale of Caribe Aviation and income on a non-refundable lease deposit that had previously been recorded as a long-term liability totaling $7,868 in the aggregate. These amounts are recorded in other expense in the accompanying consolidated statements of operations. In addition, during 2001 the Company received settlements on accounts receivable of its former redistribution operation that had previously been fully reserved. These collections, totaling $2,645, are recorded as an offset to the loss from discontinued operations in the accompanying consolidated statements of operations.

LIQUIDITY

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. On several occasions in 2000 and 2001 the Company has been out of compliance with certain of the covenants contained in the Company's credit agreement with its senior lenders and under the TROL Financing lease. The Company's senior lenders and the TROL financing lender waived all of the covenant violations which occurred during 2000 and 2001 and, on April 19, 2002, the senior lenders and the TROL financing lender waived several non-payment defaults under their respective facilities. Since May 31, 2000, the Company has amended and restated its senior credit facility and amended its TROL financing lease on several occasions.

     As discussed in Note 4, during 2000 and 2001 the Company sold substantially all of the assets of its parts redistribution operation, new parts distribution operation, manufacturing operations and one of its MR&O operations. The proceeds from these sales were used to repay senior indebtedness and, with respect to the sale of the MR&O operation, to repay senior indebtedness and for working capital. In addition: (i) in February 2000 the Company borrowed $15,500 under a supplemental term loan with the financial institution that is the agent for the revolving credit facility, and (ii) in February 2001 the Company borrowed $10,000 under a term loan from a second financial institution. The proceeds from these loans were used to repay senior indebtedness and for working capital. The revolving credit facility and the remaining balance on the $15,500 term loan ($12,000) mature in July 2002 and the $10,000 term loan matures in August 2002. As a result of the above transactions, the outstanding balance on the revolving credit facility was reduced from $268,013 as of March 31, 2000 to $12,074 as of December 31, 2001.

     As of April 16, 2002, the Company had $9,966 of availability for borrowing under its revolving credit facility. The Company has also recently closed (one of which has been closed on a temporary basis) two of its airframe heavy maintenance MR&O facilities, consolidated the operations of one of its component overhaul MR&O operations from two facilities to one, reduced its headcount at all of its MR&O facilities and implemented salary and benefit reductions that affected virtually all employees in order to lower its operating expenses. Further, the Company was obligated to make $6,704 in interest payments on its 8 1/8% senior subordinated notes on August 15, 2001 and February 15, 2002, however, the Company did not make the payments because of its agreement with the holders of 73.02% of its outstanding senior notes regarding the then pending exchange offer, which is more fully discussed in Note 17. The Company is also currently working to refinance its senior debt, all of which comes due in July 2002 and August 2002. The Company expects that it will refinance its senior debt prior to the maturing of such debt, although there can be no assurance that such refinancing can be effected. Further, although the Company expects to be able to meet its working capital requirements from its available resources and from other sources, including funds available under its revolving credit facility, from operations, from sales of assets and further equity and/or debt infusions and from collection of the income tax receivable, there can be no assurance that the Company will have sufficient working capital or that such other sources of funding will be available to the Company to meet its obligations.

                 TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Financial Amounts in Thousands, Except Per Share Data)


ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Principal estimates made by the Company include the estimated losses on disposal of discontinued operations, the allowance to reduce inventory to the lower of cost or net realizable value, the estimated profit recognized as aircraft maintenance, design and construction services are performed, the allowance for doubtful accounts and notes receivable, the realizability of its investment in affiliates, estimates of future cash flows in support of its long lived assets, medical benefit accruals, the estimated fair value of the facilities under capital lease, and the allowances for litigation and environmental costs. A principal assumption made by the Company is that inventory will be utilized and realized in the normal course of business and may be held for a number of years.

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Investments in joint ventures are accounted for under the equity method of accounting. All significant intercompany transactions and balances have been eliminated.

RECLASSIFICATIONS

     Assets, liabilities, revenues and expenses of discontinued operations have been separately reclassified in the 1999 consolidated financial statements. Certain other prior year amounts included in the accompanying consolidated financial statements have been reclassified to conform with the 2001 presentation.

CASH AND CASH EQUIVALENTS

     The Company considers all deposits with an original maturity of three months or less to be cash equivalents.

REVENUE RECOGNITION

     Revenues from aircraft maintenance service are generally recognized when services are performed and unbilled receivables are recorded based upon the percentage of completion method. Unbilled receivables are billed on the basis of contract terms (which are generally on completion of an aircraft) and deliveries. These service revenues are recorded in revenue over the course of the contract as the services are rendered. During 2001, the Company changed its method of accounting for revenue recognition at its engine overhaul facility. Revenues related to engine overhaul services are now recognized upon shipment of the overhauled engine. Prior to this change, revenue was recognized as services were performed based upon a percentage of completion method. The change in the method of accounting for revenue recognition at the Company's engine overhaul facility did not have a material impact on the Company's financial position or current or prior periods results of operations. Gain on sale of equipment on lease is included in other operating revenue in the accompanying consolidated statements of operations. The Company exchanges rotable parts in need of service or overhaul for new, overhauled or

                 TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Financial Amounts in Thousands, Except Per Share Data)


serviceable parts in its inventory for a fee. Fees on exchanges are recorded as sales at the time the unit is shipped.

     With respect to discontinued operations, all of which were sold during 2000, repairs and sales of aircraft parts were recognized as revenue when a unit was shipped and title had passed to the customer or when a repaired unit was returned to the customer. Transfers of inventory to customers which included a related acquisition of inventory from the same third party for a similar amount were not recognized as revenue. Certain of the discontinued operations also warehoused and sold inventories on behalf of others under consignment arrangements. Sales of aircraft parts from consignment inventories were recorded as revenue upon shipment of the unit, since pursuant to the terms of these consignment arrangements the Company acquired title to the consigned inventory immediately prior to sale. As such, these sales were reflected on a gross basis. The Company also performed inventory repair management and warehouse management services for customers on a contractual basis.

INVENTORIES

     Inventories, which consist primarily of new, overhauled, serviceable and repairable aircraft parts, are stated at the lower of cost or market on primarily a specific identification basis. In instances where bulk purchases of inventory items are made, cost is determined based upon an allocation by management of the bulk purchase price to the individual components. Expenditures required for the recertification of parts are capitalized as inventory and are expensed as the parts associated with the recertification are sold. Cost of inventory includes raw materials, labor and overhead. The Company maintains raw materials, work in progress and finished goods inventories in support of its operations. At December 31, 2000 and 2001, inventories consisted of the following:

                                                                       2000                            2001
                                                             -------------------                 ---------------
        Finished goods...................................              $34,112                       $25,671
        Work in progress.................................               15,415                        16,812
        Raw materials....................................                  438                            26
        A-300 aircraft...................................                3,150                           417
                                                             -------------------                 ---------------
                                                                       $53,115                       $42,926
                                                             ===================                 ===============

     The Company provides an allowance to reduce the inventory carrying value to the lower of cost or net realizable value. In determining net realizable value, the Company assumes that its inventory will be utilized in the normal course of business and not on a liquidation basis. Such inventory may be held for a number of years.

EQUIPMENT ON LEASE

     The Company leases engines and spare parts inventories to customers in the airline industry on a worldwide basis through operating leases. Operating lease income is recognized on a straight-line basis over the term of the underlying leases and is included in other operating revenue in the accompanying consolidated statements of operations. The cost of equipment on lease is amortized, principally on a straight-line basis, to the estimated remaining net realizable value over the shorter of the lease term or the economic life of the equipment. The Company has been actively liquidating its leased assets portfolio. As of December 31, 2001, the Company had one remaining lease in place which expires in July of 2002, at which time the Company will no longer be in the equipment leasing business.

                 TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Financial Amounts in Thousands, Except Per Share Data)


FIXED ASSETS, NET

     Fixed assets are stated at cost, and at December 31, 2000 and 2001, consisted of the following:

                                                        Depreciable Life                   2000                 2001
                                                    ----------------------    -----------------      ---------------
Land                                                                                   $    114             $    114
Buildings                                             29 years                            5,709                5,366
Machinery and equipment                               3 to 7 years                       36,967               33,091
Furniture and fixtures                                3 to 5 years                       11,715                2,483
Leasehold improvements                                Shorter of lease
                                                      term or useful life                40,473               31,065
                                                                              -----------------      ---------------
                                                                                         94,978               72,119
Accumulated depreciation and amortization                                               (29,208)             (33,648)
                                                                              -----------------      ---------------
                                                                                       $ 65,770             $ 38,471
                                                                              =================      ===============

     For financial reporting purposes, the Company provides for depreciation and amortization of fixed assets using the straight-line method at annual rates sufficient to amortize the cost of the asset less estimated salvage values over the assets' estimated useful lives. Maintenance and repair expenditures are charged to expense as incurred, and expenditures for improvements and major renewals are capitalized. The carrying amounts of assets which are sold or retired and the related accumulated depreciation are removed from the accounts in the year of disposal, and any resulting gain or loss is reflected in the statement of operations. Depreciation and amortization expense amounted to $5,061, $8,815 and $6,768, respectively, for the years ended December 31, 1999, 2000 and 2001.

     Impairment of long-lived assets are recognized when events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable and the Company's estimate of undiscounted cash flows over the assets' remaining estimated useful life are less than the assets' carrying value. Measurement of the amount of impairment may be based upon appraisals, market values of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset. Due to the current economic environment and the depressed status of the aviation industry, including the market for overhaul services relating to JT8D engines and components, heavy airframe maintenance relating to earlier generation aircraft and refurbishment of interiors, and based upon the results of operations of the Company's subsidiaries, during the year ended December 31, 2001 the Company recognized non-cash charges totaling $15,690 relating to an impairment of leasehold improvements and fixed assets of these operations, which is included in operating expenses in the consolidated statements of operations. Additionally, the Company recognized a non-cash charge of $2,853 relating to an impairment of leasehold improvements at another facility.

                 TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Financial Amounts in Thousands, Except Per Share Data)


INVESTMENTS

     During May 2000, the Company liquidated its investment in a joint venture. In connection with the disposition of the joint venture, the Company recorded a charge of $859, which is included in other (income) expense in the accompanying consolidated statement of operations.

     In August 1999, the Company obtained a 50% interest in a limited liability corporation that designs, manufactures and installs an FAA approved conversion kit that converts certain Boeing 727 aircraft from passenger configuration to cargo configuration. The initial investment was $2,500. During 2000 and 2001, the Company invested an additional $3,734 and $339, respectively in the form of cash advances and services. The Company accounts for this investment under the equity method. Sales to date have been minimal and the Company has incurred losses to date in fulfilling these sales. Realizability of this investment is dependent on the ability of the limited liability corporation to attract new business during future periods at rates sufficient to cover its costs including the investment made by the Company. As a result of current economic and industry conditions, during the year ended December 31, 2001, the Company recorded a charge of $6,417 to reserve in full the unamortized carrying value of this investment.

     The total carrying value of equity investment at December 31, 2000 and 2001 was $6,234 and $-0-, respectively, and is included in other assets in the accompanying consolidated balance sheets. Summarized results of operations for equity investments for the years ended December 31, 1999, 2000 and 2001 are as follows:


                                                            1999                  2000                 2001
                                                     -----------------    ------------------      ---------------
Net sales                                                 $38,338                 $ 725               $1,450
Gross profit                                                7,341                   (75)                (215)
Net income (loss)                                           5,298                   (75)                (215)

INTANGIBLE ASSETS

     Costs associated with obtaining financing are included in the accompanying consolidated balance sheets as deferred financing costs and are being amortized over the terms of the loans to which such costs relate. Amortization of deferred financing

                 TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Financial Amounts in Thousands, Except Per Share Data)


costs included in continuing operations for the years ended December 31, 1999, 2000 and 2001 was $510, $2,622 and $5,977, respectively, and is included in interest expense in the accompanying consolidated statements of operations. Amortization of deferred financing costs included in discontinued operations for the years ended December 31, 1999 and 2000 was $1,214, and $11,039 respectively. During 2000, the Company completed sales of certain of its operations and assets and the liquidation of a joint venture, and used the proceeds to repay senior indebtedness outstanding under the Credit Facility. See Notes 4 and 7. As a result of these dispositions, during 2000 the Company's commitment under its Credit Facility was reduced and the Company wrote off the deferred financing costs of $5,407 that related to that reduction, of which $1,074 was included in amortization of deferred financing costs in continuing operations and $4,333 was included in amortization of deferred financing costs in discontinued operations. See Note 7. The cost and accumulated amortization of deferred financing costs as of December 31, 2000 and 2001 is as follows:

                                                          2000          2001
                                                       ----------    ----------
             Original basis.........................     $ 17,180      $ 23,764
             Accumulated amortization...............      (11,252)      (17,127)
                                                       ----------    ----------
                                                         $  5,928      $  6,637
                                                       ==========    ==========

     The excess of the purchase price over the fair values of the net assets acquired from acquisitions of businesses has been recorded as goodwill and is being amortized on a straight-line basis over 20 years.

     Effective January 1, 1999, the Company revised the estimated fair market values allocated to goodwill and inventories relating to an acquisition accounted for under the purchase method. This revision resulted in a reduction in goodwill and increase in inventories of $1,410. Amortization expense for the years ended December 31, 1999, 2000 and 2001 was $2,360, $2,490 and $1,900,
respectively. Goodwill and accumulated amortization at December 31, 2000 and 2001 are as follows:

                                                          2000          2001
                                                       ----------    ----------
            Original basis.........................       $46,855       $31,135
            Accumulated amortization...............        (5,465)       (5,011)
                                                       ----------    ----------
                                                          $41,390       $26,124
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

     In April 2000, a customer which represented a significant portion of the operations at one of the Company's heavy airframe maintenance facilities filed for protection under the U.S. bankruptcy code. As a result of this event, the Company temporarily closed this facility in 2000 and has determined that the goodwill relating to this facility and certain capitalized contract costs associated with the customer were impaired. Additionally, as previously discussed, the current economic environment and depressed status of the aviation industry, including the market for JT8D engine overhaul services, has caused the Company to determine that the goodwill relating to its engine overhaul facility has been impaired. Accordingly, during the years ended December 31, 2000 and 2001, the Company recorded charges of $7,808 and $6,397, respectively, to write off the carrying value of the goodwill and contract costs, which is included in operating

                 TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Financial Amounts in Thousands, Except Per Share Data)


expenses in the accompanying consolidated statement of operations for the years ended December 31, 2000 and 2001. The Company has determined that no other impairments have occurred.

NOTES RECEIVABLE FROM KAV INVENTORY, LLC

     Notes receivable is comprised of notes due from KAV Inventory, LLC ("KAV"), a 50% owned limited liability company which acquired all of the aircraft and engine spare parts inventory and the engine inventory of the Company's redistribution operation as discussed in Note 4. These notes bear interest at 14% and are subordinated in all respects to certain institutional financing of KAV. Because of the contingencies discussed in Note 4, recognition of interest income under the notes has been deferred and such interest will be recognized as collected following collection of all outstanding principal amounts, and during 2001 the Company recorded a reserve for the full value of the notes, as discussed in Note 4.

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

STOCK COMPENSATION PLANS

     As permissible under SFAS No. 123, "Accounting For Stock-Based Compensation," the Company accounts for all stock-based compensation arrangements using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued To Employees," as interpreted by Financial Accounting Standards Board Interpretation No. 44, "Accounting For Certain Transactions Involving Stock Compensation," and discloses pro forma net earnings and earnings per share amounts as if the fair value method had been adopted. Accordingly, no compensation cost is recognized for stock option awards granted to employees at or above fair market value. Pro forma net earnings and earnings per share amounts are presented in Note 14.

INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets or liabilities are computed based upon the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability from period to period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance would be included in the provision for deferred income taxes in the period of change. See Note 13.

                 TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Financial Amounts in Thousands, Except Per Share Data)


FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short maturity of the instruments and the provision for what management believes to be adequate reserves for potential losses. Management believes the fair values of the revolving loan, term loans and capital leases approximate the carrying amounts of the obligations in the accompanying consolidated balance sheets because management believes the interest rate of those obligations to be fair market interest rates. The fair value of the outstanding senior subordinated notes is $49,500 based on the market value of the notes as of December 31, 2001. See
Note 17.

COMPREHENSIVE INCOME (LOSS)

     For all periods presented, comprehensive income (loss) is equal to historical net income or loss.

SEGMENT REPORTING

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual and interim financial reports to stockholders. It also establishes standards for related disclosures about an enterprise's business segments, products, services, geographic areas and major customers. SFAS No. 131, which supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise", retains the requirement to report information about major customers and requires that a public company report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 requires that a public company report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. The Company adopted SFAS No. 131 effective December 31, 1998. The Company operates its businesses as a single segment: airline MR&O services.

RECENTLY ISSUED ACCOUNTING STANDARDS

     Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged items affect earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. As of January 1, 2001 and December 31, 2001 the Company did not have any derivative instruments, therefore the adoption of SFAS No. 133 did not have an impact on the Company.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interest method is effective for transactions initiated after June 30, 2001. The remaining provision of SFAS No. 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The Company's adoption of SFAS No. 141 did not have a significant impact on its consolidated financial statements.

                 TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Financial Amounts in Thousands, Except Per Share Data)


     In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 142 eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with defined lives and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 applies to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date of January 1, 2002. At December 31, 2001, the Company has net goodwill of $26,124 which will be subject to the new impairment tests prescribed under the statement. These new requirements will impact future period net income (loss) equal to the amount of discontinued goodwill amortization offset by goodwill impairment charges, if any, and adjusted for any differences between the old and new rules for defining goodwill and intangible assets on future business combinations. The Company adopted SFAS No. 142 beginning January 1, 2002. An initial impairment test must be performed no later than June 30, 2002 and final impairment quantification is to occur no later than December 31, 2002. Any resulting impairment charge from these tests will be reported as a change in accounting principle, net of tax. The Company is currently reviewing the provisions of these Standards to determine any impact that might result, and has not yet made a determination of the impact that SFAS No. 142 will have on the consolidated financial statements other than a reduction in annual amortization of goodwill of $1,560.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion (APB) No. 30, "Reporting the Results Of Operations -- Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and the interim period within. The Company does not believe that the adoption of SFAS No. 144 will have a material impact on its consolidated financial statements.

                 TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Financial Amounts in Thousands, Except Per Share Data)


NOTE 2--BUSINESS COMBINATIONS-ACQUISITIONS ACCOUNTED FOR UNDER THE PURCHASE METHOD OF ACCOUNTING

     In August 1999, the Company acquired the assets of Kitty Hawk, Inc.'s airframe and JT8D engine maintenance operations ("TIMCO Oscoda") located in Oscoda, Michigan and entered into agreements to provide heavy airframe and engine maintenance services to Kitty Hawk for a three-year period. Under the terms of the acquisition agreement, the Company paid $18,080 in cash and was to deliver $3,500 in purchase credits to Kitty Hawk during future periods. The pre-acquisition operations of Kitty Hawk, Inc.'s airframe and JT8D engine maintenance operations were not material to the operations of the Company for 1999. During 2000, Kitty Hawk filed bankruptcy and recently the Company closed its airframe maintenance facility in Oscoda, Michigan.

     The Company's acquisition of TIMCO Oscoda has been accounted for under the purchase method of accounting and accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon the fair values at the date of acquisition, and their results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. See Note 1 (Intangible Assets).

NOTE 3--ADJUSTMENTS TO CARRYING VALUE OF CERTAIN ASSETS AND OTHER CHARGES

     During 1999, the Company recorded adjustments to the carrying value of certain assets and other charges totaling $60,858. These charges included a reduction in the carrying value of the Company's inventory at December 31, 1999 of $23,351 primarily relating to inventory held for sale by the Company's redistribution operations, a $9,830 write-down in the carrying value of the four A-300 aircraft owned by the Company and included in inventory, and a $7,700 write-down of previously capitalized costs expended relating to the development of a new software system which has not been implemented and will not be completed. Also included in these charges was a $7,747 addition to the allowance for doubtful accounts receivable, $4,800 of accrued expenses relating to the runoff of one of the Company's health insurance plans, $2,000 of Year 2000 remediation costs, accrued severance and increased professional fees of $1,163, and the write-off of financing fees relating to a new credit facility which did not close and miscellaneous deposits and other assets which have been determined not to be collectible of $4,267. These charges were substantially non-cash items. Of the total 1999 charges and adjustments, $16,545 related to the continuing operations and $44,313 related to discontinued operations. In regard to the charges incurred in relation to continuing operations, $12,673 and $5,304, respectively, are included in cost of sales and operating expenses, in the accompanying consolidated statement of operations for the year ended December 31, 1999. In addition, other expense (income) included a gain on sale of land of $1,432 for the year ended December 31, 1999.

     During the year ended December 31, 2000, the Company recorded charges totaling $6,638 relating to the disposal of three A-300 aircraft that it owned and an adjustment of $4,871 to the carrying value of leased assets. These charges are included in cost of sales in the accompanying consolidated statement of operations for the year ended December 31, 2000. In addition, during 2000, the Company recorded charges totaling $30,016 relating to the temporary closure of one of its Oscoda heavy airframe maintenance facilities and bad debt allowances relating primarily to a customer who filed for bankruptcy in 2000 and a customer who recently ceased operations. These charges are included in operating expenses in the accompanying consolidated statement of operations for the year ended December 31, 2000.

                 TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Financial Amounts in Thousands, Except Per Share Data)


     During the quarter ended December 31, 2001, the Company recorded charges totaling $14,862 relating to costs associated with a closed facility, environmental reserves, long-lived asset impairments (see Note 1), severance for certain employees and reserves for customer specific inventory. Of these charges, $643 is included in cost of sales and $14,219 is included in operating expense in the accompanying consolidated statements of operations for the year ended December 31, 2001. See Note 16.

NOTE 4--DISCONTINUED OPERATIONS

     In September 2000, the Company completed the sale of substantially all of the assets of its manufacturing operations for $40,299, after post-closing adjustments and excluding transaction expenses. The cash proceeds of the sale were used to repay senior indebtedness.

     In December 2000, the Company completed the sale of substantially all of the assets and business of its redistribution operation in a series of transactions intended to constitute a single transaction (the "Transaction"). The aggregate purchase price received in the Transaction was $156,400, approximately $127,000 of which was paid in cash ($122,000 after payment of transaction expenses). The net proceeds of the Transaction were used to repay senior indebtedness. As part of the Transaction, the Company acquired a 50% interest in a limited liability company, KAV Inventory, LLC ("KAV"). KAV was organized by the Company and Kellstrom Industries, Inc. ("Kellstrom"). Substantially all of the aircraft and engine spare parts inventory and the engine inventory of the Company's redistribution operation, as well as certain rotable parts inventories from two of the Company's MR&O operations, were sold to KAV for 89% of the closing date book value of such inventory ($148,600, subject to post-closing adjustments). Consideration for the sale of inventory was comprised of cash of approximately $105,500 (borrowed by KAV from a financial institution without recourse to the Company other than the letter of credit referred to below) two senior subordinated notes, each in the principal amount of $13,700 (one of which was sold to Kellstrom in the second component of the Transaction for $13,700 in cash), and one junior subordinated note in the principal amount of $15,700. The notes bear interest at 14% per annum and are subordinated in all respects to KAV's institutional financing. In addition, the Company issued an $8,500 letter of credit to secure, in part, KAV's institutional financing (see discussion below). Further, the Company and Kellstrom each advanced $2,300 to KAV to allow it to pay fees and costs relating to its institutional financing. The Company and Kellstrom are entitled to receive reimbursement of these advances after payment of the institutional financing and prior to repayment of the senior subordinated notes.

     KAV's sole business is the liquidation of the inventory it acquired from the Company. As part of the Transaction, KAV entered into an agreement to consign all of its inventories to Kellstrom. The consignment agreement specifies that all of the proceeds from sales of the inventory, less a consignment commission to Kellstrom of 20%, will be used to pay interest and principal on KAV's institutional debt. After the institutional debt is paid in full, proceeds from the sale of inventory would be used to reimburse the Company and Kellstrom for advances made to KAV to allow it to pay fees and costs relating to its institutional financing, to pay adjustment notes, if any, resulting from post closing adjustments to the closing date book value of the inventory or notes arising from a draw on the letter of credit and thereafter to pay interest and principal on the two $13,700 senior notes. Interest and principal on the $15,700 junior note would be paid from the remaining proceeds from the sale of inventory, less a 35% consignment commission to Kellstrom. Under the consignment agreement, the Company has approval rights relating to the sale price of certain inventory. Because of the uncertainty regarding the collection of the notes, interest income on the notes is not being recognized. The projections of cash distributions to the Company are highly dependent upon the timing of the sales and the sale prices obtained by the Purchaser for KAV's inventory.

                 TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Financial Amounts in Thousands, Except Per Share Data)


     The second component of the Transaction consisted of a sale of certain non-inventory assets of the redistribution operation to Kellstrom including one of the $13,700 senior subordinated notes described above, net of certain payables assumed by Kellstrom, for approximately $21,500, all of which was paid in cash. Under the terms of the Transaction, Kellstrom had the right after one year from the date of the Transaction to require the Company to repurchase receivables sold in accordance with the Transaction to the extent they remain uncollected. As of December 31, 2001, $5,238 of receivables sold pursuant to the Transaction had not been collected by Kellstrom and Kellstrom has sought to put such receivables back to the Company. In addition, the purchase price for the sale of inventory and non-inventory assets is subject to post-closing adjustments as set forth in the Transaction agreements. Kellstrom has indicated that post-closing adjustments would result in a reduction in the aggregate consideration received pursuant to the Transaction of approximately $681.

     In addition, as part of the sale of the redistribution operation as described above, Kellstrom leased from the Company its 545,000 square foot facility in Miramar, Florida and, for a one-year period, certain furniture, fixtures and equipment used in the redistribution operations. Kellstrom has an option to acquire the furniture, fixtures and equipment during the term of the lease and after one year the Company has an option to require Kellstrom to acquire the assets, which can be extended by Kellstrom for six months under certain circumstances. Kellstrom has also entered into a sublease agreement relating to the redistribution operation's warehouse and corporate headquarters facility for a five-year period, with the right to renew for five consecutive five-year periods at a market rental rate. The Company also entered into a non-competition agreement whereby the Company is restricted from engaging in the redistribution business for a period of up to five years. In addition, the Company entered into a cooperation agreement under which it agreed to provide repair services for the KAV parts inventory and Kellstrom's parts inventory and Kellstrom agreed to supply parts to the Company's MR&O operations.

     In July 2001, KAV's institutional lender advised KAV that it was in default under its loan agreement and on October 5, 2001, the lender exercised its rights to call the outstanding institutional financing. Accordingly, Kellstrom is now prohibited from selling inventory of KAV except in certain circumstances and KAV has terminated the consignment agreement with Kellstrom. Additionally, on October 18, 2001, the lender drew against the Company's $8,500 letter of credit which immediately reduced KAV's institutional financing by $8,500 and increased the Company's notes receivable from KAV by $8,500. Kellstrom filed for bankruptcy in February 2002. As a result of these matters, and due to current poor economic conditions in the redistribution industry and the aviation industry as a whole and lower than projected sales levels by KAV, during the quarter ended June 30, 2001 the Company recorded a full reserve against both the $13,700 senior note and the $15,700 junior note due from KAV which it holds. Additionally, the Company reserved $8,500 during the quarter ended September 30, 2001 for the additional note receivable from KAV that arose on October 18, 2001 when the Company's letter of credit was drawn against. For the same reasons, during the 2001 second and third quarters, the Company recorded reserves totaling $5,081 and $2,600, respectively, relating to net assets of discontinued operations whose realizability is impacted by the operations and financial conditions of Kellstrom and KAV. In total, aggregate charges relating to these matters were $45,581 for the year ended December 31, 2001. Further, in the event that Kellstrom's financial difficulties as discussed above adversely impact its ability to make payments under its lease obligations and/or its obligation to purchase certain property and equipment, additional write downs and accruals may be necessary. Finally, Kellstrom's financial condition may adversely impact its ability to satisfy its obligations under the above-described ancillary agreements.

     See Note 17 for information regarding a post-closing resolution agreement which has recently been entered into with Kellstrom to resolve outstanding matters.

                 TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Financial Amounts in Thousands, Except Per Share Data)


     In December 2000, the Company completed the sale of the stock of its subsidiary, Aviation Sales Bearings Company. In the transaction, the Company received net aggregate consideration of $17,700 inclusive of debt assumed by the purchaser. The net cash proceeds from the sale, which approximated $13,500, were used to reduce outstanding senior indebtedness. Also, as part of the transaction, the Company retained certain accounts receivable and inventories. Such retained assets are being sold and collected pursuant to consignment and collection agreements executed with the purchaser. Due to the age of these receivables and inventory, the Company recorded a charge of $2,800 during the quarter ended December 31, 2001 to provide a full reserve against any uncollected receivables and inventory still on hand.

     The net income (loss) of these operations prior to their respective disposal dates net of income taxes, is included in the accompanying consolidated statements of operations under "discontinued operations." Previously issued financial statements have been changed to reflect those operations as discontinued operations. Revenues from such operations through the disposal dates were $317,326 and $222,299 for the years ended December 31, 1999 and 2000, respectively. The aggregate results of operations of the discontinued operations through the disposal dates, net of income tax provision (benefit) of ($16,758) and $624, were ($24,721) and ($23,432) for the years ended December 31, 1999 and 2000, respectively.

     The provision for loss on disposal of discontinued operations reflected in the accompanying consolidated statement of operations for 2000 and 2001 of $72,325 and $9,386, respectively, includes the write-down of the assets of the operations to estimated net realizable values and reserves for certain exposures offset by certain recoveries. No expected tax benefit has been recorded relating to the provision for loss on disposition as all loss carrybacks relating to the discontinued operations have been utilized and the Company has provided a full valuation allowance on its deferred tax assets (see Note 13).

     A summary of the net assets (liabilities) of the discontinued operations as of December 31, 2000 and 2001 is as follows:

                                                                            2000                  2001
                                                                      ----------------      ----------------
  Accounts receivable, net............................................        $  8,492              $    170
  Inventories.........................................................           6,565                 3,057
  Other current assets................................................             137                   ---
  Fixed assets, net...................................................           9,356                 9,434
  Other assets........................................................           2,081                   ---
  Accounts payable and accrued expenses...............................         (19,077)              (17,206)
  Notes payable.......................................................          (4,075)                 (850)
                                                                      ----------------      ----------------
  Net assets (liabilities) of discontinued operations.................        $  3,479              $ (5,395)
                                                                      ================      ================

     The above amounts are net of reserves of $28,048 and $32,507 as of December 31, 2000 and 2001, respectively.

NOTE 5--ACCOUNTS RECEIVABLE

     The Company provides MR&O services to commercial airlines, air cargo carriers, distributors, maintenance facilities, corporate aircraft operators and other companies. The Company performs periodic credit evaluations of its customers' financial conditions and provides allowances for doubtful accounts as required. Accrued sales not billed for aircraft maintenance services are billed on the basis of contract terms (which are generally on completion of an aircraft) and deliveries. Accrued sales not billed amounted to

                 TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Financial Amounts in Thousands, Except Per Share Data)


$28,733 and $8,534 at December 31, 2000 and 2001, respectively, and are included in accounts receivable in the accompanying consolidated balance sheets.

     The Company's top ten customers accounted for approximately 49.6%, 56.2% and 76.4% of operating revenues, respectively, for the years ended December 31, 1999, 2000 and 2001. One customer accounted for 22.6%, 14.0% and 31.8% and a second customer accounted for 0%, 0% and 10.2% of operating revenues for the years ended December 31, 1999, 2000 and 2001, respectively. No other customer accounted for more than 10% of operating revenues during 1999, 2000 and 2001. No customer accounted for more than 10% of accounts receivable as of December 31, 2000; however, one customer accounted for 30.3% and a second customer accounted for 23.6% of accounts receivable as of December 31, 2001.

NOTE 6--EQUIPMENT ON LEASE

     In the normal course of business, the Company leases engines and spare parts to third parties pursuant to noncancellable operating leases ranging from one to ten years. The cost and accumulated amortization of equipment on lease are as follows:

                                                                                    December 31,
                                                                      --------------------------------------
                                                                            2000                  2001
                                                                      ----------------      ----------------
  Equipment on lease, at cost.........................................         $ 8,965                $1,034
  Accumulated amortization............................................          (3,216)                 (674)
                                                                      ----------------      ----------------
                                                                               $ 5,749                 $ 360
                                                                      ================      ================

     Deposits of $36 as of December 31, 2000 and 2001 received on outstanding leases are recorded as deferred income in the accompanying consolidated balance sheets and will be applied in connection with the final settlement of these leases. Amortization expense on equipment on lease amounted to $2,151, $1,035 and $244 for the years ended December 31, 1999, 2000 and 2001, respectively.

NOTE 7--NOTES PAYABLE AND REVOLVING LOAN

     Prior to May 31, 2000, the Company had a revolving loan and letter of credit facility (the "Credit Facility") of $300,000 with a group of financial institutions. Effective May 31, 2000, the Credit Facility was amended and restated and the commitment was reduced to $285,000. Following the sales of businesses described in Note 4, the commitment was reduced to $57,737 and the commitment is currently $37,500. The Credit Facility has been amended on several occasions since May 31, 2000. The Credit Facility, as amended to date expires in July 2002. Interest under the Credit Facility is, at the option of the Company, (a) Prime plus 3.0%, or (b) LIBOR plus 4.5%. Borrowings under the Credit Facility are secured by a lien on substantially all of the Company's assets and the borrowing base consists primarily of certain of the Company's account receivables and inventory.

     The Credit Facility contains certain financial covenants regarding the Company's financial performance and certain other covenants, including limitations on the amount of annual capital expenditures and the incurrence of additional debt, and provides for the suspension of borrowing and repayment of all debt in the event of a material adverse change in the business of the Company or a change in control as defined. A default under the Credit Facility could potentially result in a default under other agreements to which the

                 TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Financial Amounts in Thousands, Except Per Share Data)


Company is a party, including its lease agreements. In addition, the Credit Facility requires mandatory repayments and a reduction in the total commitment under the Credit Facility from the proceeds of a sale of assets or an issuance of equity or debt securities or as a result of insufficient collateral to meet the borrowing base requirements thereunder. As of December 31, 2001, $1,386 was available for borrowing under the Credit Facility and outstanding letters of credit aggregated $12,100.

     In February 2000, the Company obtained a $15,500 term loan from the financial institution that is the agent under the Credit Facility. The term loan is senior secured debt; bears interest at 12% per annum, contains financial and other covenants that are consistent with the Credit Facility, and matures in July 2002. As discussed in Note 1, the Company repaid $3,500 of the term loan from the proceeds of the sale of Caribe Aviation. Under the term loan agreement, the Company also granted the lender common stock purchase warrants to purchase 13 shares of the Company's common stock exercisable for nominal consideration at any time until December 31, 2005. If the term loan is not repaid in full, the warrants entitle the holder to require the Company to repurchase the warrants or common shares issued upon prior exercise of the warrants at $85.00 per share. The lender has not required the Company to repurchase any warrants through April 16, 2002. The Company has recorded the value of these warrants ($1,079) as additional deferred financing costs and accrued expenses and is amortizing the deferred financing costs as interest expense over the term of this loan.

     In February 2001, the Company obtained a $10,000 term loan from a financial institution. The term loan is senior secured debt, bears interest at LIBOR plus 2% and matures in August 2002. The proceeds of the term loan were used to pay the semi-annual interest payment on the senior subordinated notes in February 2001 of $6,704 and for working capital purposes. In connection with the term loan, the Company issued warrants to purchase 25 shares of its unissued common stock at an exercise price of $40.00 per share to each of four individuals, one of whom is currently a director of the Company, one of whom is the principal stockholder of the Company and one of whom is a former director and principal stockholder of the Company. Each of these individuals provided credit support to the financial institution which advanced the loan proceeds. The Company has recorded the value of these warrants ($2,536) as additional deferred financing costs and is amortizing this amount to expense over the term of the loan. In May 2001, the Company obtained a short-term increase of up to $3,000 in the term loan. The Company borrowed $2,000 under the increased term loan in May 2001, and thereafter repaid the additional borrowing from the proceeds of the Caribe sale. One of the Company's principal stockholders provided credit support for the increased amount of the term loan. In return for providing credit support for the additional borrowing, the stockholder received a cash fee of $67 and warrants to purchase 33 shares of the Company's common stock at an exercise price of $14.00 per share. The value of these warrants ($254) and the cash fee of $67 were charged to results of operations during the year ended December 31, 2001. The credit support provided by each of the related parties was in the form of a full and unconditional guaranty to the financial institution, up to a percentage amount, of any amounts required to be repaid to the financial institution.

SENIOR SUBORDINATED NOTES (SEE NOTE 17)

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

                 TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

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

                 TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Financial Amounts in Thousands, Except Per Share Data)


     See Note 17 for a description of the recently completed note exchange in which $148,753 of these notes were cancelled in exchange for cash and securities and substantially all of the covenant protection contained in the indenture relating to these notes was extinguished.

NOTE 8--RELATED PARTY TRANSACTIONS

     The Company leased its former corporate headquarters and warehouse in Miami, Florida (the "Miami Property") from an entity controlled by a former director and principal stockholder of the Company. The lease on the Miami Property called for annual payments in the amount of $893 expiring on December 2, 2014. In connection with the purchase of the Miami Property by the related party, the Company made an unsecured $2,466 loan to the related party, which bears interest at 8% per annum. The loan was being repaid in monthly installments with any remaining outstanding principal and interest due on December 2, 2004. In January 2001, the loan was sold to the principal stockholder of the Company for 90% of the then outstanding principal balance of $2,006. In March 2001, the Miami Property was sold and the Company was relieved of its remaining obligations under the lease agreement.

     The Company also leases two facilities and periodically utilizes aircraft owned by a director of the Company. Total expense incurred in relation to these items was $2,707 and $157 in 2000 and 2001, respectively. This same director sold Caribe and AIDI to the Company in 1998.

     Certain stockholders of the Company provided letters of credit in the aggregate amount of $8,000 for the benefit of Bank of America, as agent under the Kellstrom Industries, Inc. senior credit facility, in connection with the Transaction.

     See Note 7 for a description of debt guarantees by certain officers, directors and principal stockholders in connection with a $10,000 term loan to the Company. See Note 11 for a description of credit support provided by certain stockholders in connection with an amendment to an operating lease of the Company.

     The Company believes that the terms of its agreements with related parties are no less favorable than could have been obtained from unaffiliated third parties.

                 TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Financial Amounts in Thousands, Except Per Share Data)


NOTE 9--PREFERRED SHARE PURCHASE RIGHTS

     On November 2, 1999, the Company declared a dividend distribution of one Preferred Share Purchase Right (a "Right") on each outstanding share of its common stock. Each Right will entitle stockholders to buy one one-thousandth of a share of newly created Series A Junior Participating Preferred Stock of the Company at an initial exercise price of $90.00. In general, the Rights become exercisable if a person or group hereafter acquires 15% or more of the outstanding common stock of the Company or announces a tender offer for 15% or more of the common stock. The Board of Directors will in general be entitled to redeem the Rights at one percent per Right at any time before any such person hereafter acquires 15% or more of the outstanding common stock.

     In March 2000, the Company amended the rights agreement to allow one of its stockholders to acquire beneficial ownership of up to 25% of the outstanding shares of the Company. Simultaneously, the stockholder agreed not to engage in certain activities without the prior approval of a majority of the Company's disinterested board members. In December 2000, the rights agreement was further amended to allow the same stockholder to increase its beneficial ownership to up to 30% of the outstanding shares of the Company. The rights agreement was further amended in August 2001 to allow the same stockholder to enter into the lock-up agreement and the rights were cancelled at the closing of the Company's
recently completed rights offering.   See Note 17.

NOTE 10--COMMITMENTS AND CONTINGENCIES

LITIGATION AND CLAIMS

     Several lawsuits have been filed against the Company and certain of its officers and directors, and its auditors, in the United States District Court for the Southern District of Florida, which have now been consolidated into a single lawsuit. The consolidated complaint, as amended in March 2000, September 2000 and September 2001, alleges violations of Sections 11 and 15 of the Securities Act of 1933 ("Securities Act") and Sections 10(b) and 20(a) of, and Rule 10b-5 under, the Securities Exchange Act of 1934 ("Exchange Act"). Among other matters, the complaint alleges that the Company's reported financial results were materially misleading and violated generally accepted accounting principles. The amended consolidated complaint seeks damages and certification of two classes, one consisting of purchasers of the Company's common stock in the June 1999 public offering and one consisting of purchasers of the Company's common stock during the period between April 30, 1997 and April 14, 2000. On August 22, 2001, the District Court granted the Company's motion to dismiss the pending claims under the Exchange Act, with leave to amend, but denied the Company's motion to dismiss the pending claims under the Securities Act. A third amended consolidated complaint was filed on September 22, 2001 and the Company has filed a motion to dismiss the Exchange Act claims contained in the third amended consolidated complaint. The Company believes that the allegations contained in the third amended consolidated complaint are without merit and intends to vigorously defend these and any related actions. Nevertheless, unfavorable resolution of these lawsuits could have a material adverse effect on the Company's financial condition and results of operations.

     The U.S. Securities and Exchange Commission is conducting an inquiry into the Company's accounting for certain prior year transactions. The Company is cooperating with the SEC in its inquiry.

     In November 2001, the Company was sued by several former employees of its Oscoda, Michigan heavy airframe maintenance operation, on behalf of themselves and purportedly on behalf of a class of similarly situated employees, for alleged violations of the Worker Adjustment and Retraining Notification

                 TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Financial Amounts in Thousands, Except Per Share Data)

Act in connection with its spring 2001 temporary closure of that operation. The suit, which was filed in the U.S. District Court for the Eastern District of Michigan, seeks back pay (including salary and accrued vacations) and other benefits for each of the affected employees for a sixty day period after such employees were terminated. The Company believes that it has valid defenses to this suit and intends to vigorously defend this suit. Nevertheless, unfavorable resolution of this suit could have a material adverse effect on the Company's financial condition and results of operations.

     The Company is also involved in various lawsuits and other contingencies arising out of its operations in the normal course of business. In the opinion of management, the ultimate resolution of these claims and lawsuits will not have a material adverse effect upon the financial condition or results of operations of the Company.

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

     Accrued expenses in the accompanying December 31, 2000 and 2001 consolidated balance sheets includes $1,702 and $1,961, respectively, related to obligations to remediate the environmental matters described above. Future information and developments will require the Company to continually reassess the expected impact of the environmental matters discussed above. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. These uncertainties include the extent of required remediation based on testing and evaluation not yet completed and the varying costs and effectiveness of remediation methods.

                 TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Financial Amounts in Thousands, Except Per Share Data)

OTHER MATTERS

     The Company has employment agreements with its executive officers and certain key employees. The employment agreements provide that such officers and key employees may earn bonuses, based upon a sliding percentage scale of their base salaries, provided the Company achieves certain financial operating results, as defined. Further, certain of these employment agreements provide for certain severance benefits in the event of a change of control.

     In January 2001, the Company sold a loan relating to its former corporate headquarters to a principal stockholder of the Company for 90% of the then outstanding principal balance of $2,006. In conjunction with the transaction, the Company granted to the stockholder warrants to purchase 2,500 shares of common stock at an exercise price of $36.30 per share. The value of the warrants of $46 was charged to operating results and credited to additional paid-in capital.

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

     The Company leases certain buildings and office equipment under operating lease agreements. For the years ended December 31, 1999, 2000 and 2001, rent expense under all leases amounted to $8,112, $8,090 and $6,398, respectively. Minimum rental commitments under all leases are as follows:

                                                             Operating Leases                Capital Leases
                                                        ------------------------       -----------------------
Years Ending December 31,
--------------------------------------------
                    2002                                             $ 5,593                       $26,831
                    2003                                               5,531                           432
                    2004                                               5,086                           432
                    2005                                               4,824                           432
                    2006                                               4,817                           432
                 Thereafter                                           35,935                         5,217
                  Interest                                               ---                        (4,436)
                                                        --------------------           -------------------
                                                                     $61,786                       $29,340
                                                        ====================           ===================

NOTE 11--TAX RETENTION OPERATING LEASE (TROL) FINANCING

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

                 TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Financial Amounts in Thousands, Except Per Share Data)

The lease contains financial covenants regarding the Company's financial performance and certain other affirmative and negative covenants, which the Company will be obligated to comply with during the term of the lease.

     Substantially all of the Company's subsidiaries have guaranteed the Company's obligations under the lease. Additionally, the Company has an option to acquire the new facility at the end of the lease for an option price as determined in the lease. Alternatively, if the Company does not purchase the new facility at the end of the lease, it will be obligated to pay certain amounts as provided in the lease. Lease payments are currently at a rate of Prime plus 3.25% to 4.0% and the Company is responsible for all property taxes, insurance and maintenance of the property. The Company has subleased the remaining facility to Kellstrom (see Note 2). The sublease is for an initial term of five years with an additional option to renew for five consecutive five-year terms at market rates. Payments during the initial term are the lesser of $384 per month or the actual amount paid by the Company relating to the premises subleased.

     The development of the new facility was financed by the trust through a $43,000 loan facility provided by a financial institution. Pursuant to the agreements entered into in connection with this financing, the Company was obligated to develop the new facility on behalf of the trust and was responsible for the timely completion thereof within an established construction budget. As discussed in Note 1, in conjunction with the sale of Caribe, the purchaser of this business also acquired the real estate and facility used by the Caribe business for $8,500. These proceeds are used to repay the portion of the financing utilized to develop this facility.
Further, under a September 10, 2001 agreement, the Company agreed that the lender may draw down in full, at any time, the $9,000 letter of credit which the Company has posted as security for this loan and to apply the proceeds from such letter of credit draw against balances outstanding under this loan agreement and on November 7, 2001, the lender drew the entire $9,000 letter of credit. As a result of the draw on the letter of credit and modifications made to the required lease payments under a November 27, 2001 amendment to the lease, the Company has determined that the lease now qualifies as a capital lease. Since the Company intends to sell this property, the Company recorded a capitalized lease asset hold for sale, and a related capital lease liability in the amount of $34,240 at September 30, 2001. The capital lease liability was reduced on November 7, 2001 by the application of the proceeds of the $9,000 letter of credit. At that time, management estimated that the recorded value of the capitalized asset held for sale exceeded its fair market value by approximately $9,000. Accordingly, the Company recorded an impairment charge (included in other expense) of $9,000. The Company and substantially all of its subsidiaries have guaranteed the repayment of the remaining $25,240 principal balance of the trust's obligations under these agreements. The trust's obligations under these agreements are secured by a lien on the real property and improvements comprising the facilities and on the fixtures therein.

     The lease agreement has been amended on several occasions. Under the terms of the April 19, 2001 amendment, two stockholders of the Company provided a guarantee in an amount up to $1.0 million. In exchange for providing their guarantee, the stockholders each received warrants to purchase 5,000 shares of the Company's common stock at an exercise price of $17.50 per share the value of which ($102) was charged to results of operations during the period. Such guarantee was released in conjunction with the sale of Caribe and repayment of proceeds relating to the sale of the real estate and facility as discussed above. As part of the April 19, 2001 amendment, the lessor also agreed to waive non-compliance with financial covenants, if any, through the period ended December 31, 2001. As of November 9, 2001, the Company was not in compliance with certain covenants contained in the lease agreement. Subsequently, the lessor has waived such events of non-compliance.

                 TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Financial Amounts in Thousands, Except Per Share Data)

NOTE 12--EARNINGS PER SHARE

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

                 TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Financial Amounts in Thousands, Except Per Share Data)

                                                                                           Years Ended December 31,
                                                                                  1999               2000               2001
                                                                            ---------------     --------------     --------------
Weight average shares outstanding used in calculating basic earnings per
 share...................................................................             1,391              1,502              1,502
Effect of dilutive options and warrants..................................                26                 --                 --
                                                                            ---------------     --------------     --------------
Weighted average common and common equivalent shares.....................             1,417              1,502              1,502
                                                                            ===============     ==============     ==============
Options and warrants outstanding which are not included in the calculation
 of diluted earnings per share because their impact is antidilutive......               168                225                437
                                                                            ===============     ==============     ==============

NOTE 13--INCOME TAXES

     Income tax expense (benefit) relating to continuing operations for the years ended December 31, 1999, 2000 and 2001 consists of the following:

                                                                                    1999               2000              2001
                                                                              --------------     --------------     -------------
Current
     Federal.............................................................           $(13,430)            $2,328             $ 621
     State...............................................................             (2,182)             1,020                --
                                                                              --------------     --------------     -------------
                                                                                     (15,612)             3,348             $ 621
                                                                              --------------     --------------     -------------

Deferred
     Federal.............................................................             14,395              1,515                --
     State...............................................................              4,221                (53)               --
                                                                              --------------     --------------     -------------
                                                                                      18,616              1,462                --
                                                                              --------------     --------------     -------------
Income tax expense related to continuing operations......................           $  3,004             $4,810             $ 621
                                                                              ==============     ==============     =============


     Income tax expense (benefit) relating to continuing and discontinued operations for the years ended December 31, 1999, 2000 and 2001 consists of the following:

                                                                                    1999               2000              2001
                                                                              --------------     --------------     -------------
Current
     Federal.............................................................           $(15,285)            $2,370             $ 621
     State...............................................................             (1,643)             1,260                --
                                                                              --------------     --------------     -------------
                                                                                     (16,928)             3,630             $ 621
                                                                              --------------     --------------     -------------

Deferred
     Federal.............................................................              3,964              1,804                --
     State...............................................................               (790)                --                --
                                                                              --------------     --------------     -------------
                                                                                       3,174              1,804                --
                                                                              --------------     --------------     -------------
Income tax expense (benefit related to continuing and discontinued
     operations..........................................................           $(13,754)            $5,434             $ 621
                                                                              ==============     ==============     =============

                 TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Financial Amounts in Thousands, Except Per Share Data)

     The tax effects of temporary differences that give rise to significant portions of net deferred tax assets as of December 31, 2000 and 2001 are as follows:

                                                                                             December 31,
                                                                            -------------------------------------------
                                                                                          2000                     2001
                                                                            ------------------       ------------------
Deferred tax assets, net:
  Allowance for doubtful accounts.....................                                $ 12,523                $  13,865
  Accruals............................................                                   8,951                    9,132
  Write down of investment............................                                   1,800                    4,748
  Inventories.........................................                                   2,354                    3,905
  Property and equipment..............................                                     552                    8,499
  Spare parts on lease................................                                    (211)                    (104)
  Net operating loss/credit carry forwards............                                  62,070                  101,389
  Other...............................................                                  (3,925)                  (7,372)
                                                                            ------------------       ------------------
                                                                                        84,114                  134,062
  Less valuation allowance............................                                 (84,114)                (134,062)
                                                                            ------------------       ------------------
  Net deferred tax assets.............................                                $    -0-                $     -0-
                                                                            ==================       ==================

     As of December 31, 2001, the Company has net operating loss carryforwards of approximately $254,000. After the carryback of net operating losses to prior years and the completion of the note exchange and rights offering (See note 17), the amount of net operating loss carryforwards available for use by the Company after February 28, 2002 is limited to $1,800, which may be utilized at a rate of approximately $90 per year. The Company has established a valuation allowance to offset net deferred tax assets until it is more likely than not that these net deferred tax assets will be realized.

     The reconciliation of the federal statutory rate and the Company's effective tax rate is as follows for the years ended December 31, 1999, 2000 and 2001:

                                                                     1999                2000          2001
Federal income tax (benefit) at the statutory rate....               35.0%              (35.0)%       (35.0)%
Increase in tax rate resulting from:
  Losses not currently utilized.......................                 --                33.5          35.0
  Change in net deferred tax asset....................                 --                 1.3            --
  State income taxes, net of federal tax benefit......               28.1                 0.6            --
  Other...............................................                0.7                 3.9           0.4
                                                                   ---------         ----------      --------
Effective income tax rate.............................               63.8%                4.3%          0.4%
                                                                   =========         ==========      ========

NOTE 14--STOCK OPTION PLANS

     The Company has two stock option plans (the "Plans"), (i) the 1996 Director Stock Option Plan (the "Director Plan"), under which options to acquire a maximum of the greater of 15 shares or 2% of the number of shares of Common Stock then outstanding may be granted to directors of the Company, and (ii) the 1996 Stock Option Plan, as amended (the "1996 Plan"), under which options to acquire a maximum of the greater of 225 shares of Common Stock or 15% of the number of shares of Common Stock then outstanding may be granted to executive officers, employees (including employees who are directors), independent contractors and consultants of the Company. The price at which the Company's common stock may be purchased upon the exercise of options granted under the Plans will be required to be at least equal to the per share fair

                 TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Financial Amounts in Thousands, Except Per Share Data)

market value of the Common Stock on the date the particular options are granted. Options granted under the Plans may have maximum terms of not more than ten years. Generally, options granted under the Plans may be exercised at any time up to three months after the person to whom such options were granted is no longer employed or retained by the Company or serving on the Company's Board of Directors.

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

     On January 1, 1999, the Company entered into employment agreements with certain executive officers. The employment agreements provided for option grants to purchase 70 shares of common stock (granted outside of any plan) at $406.25 per share, with one-third of the options granted vesting on January 1, 2000, one-third of the options granted vesting on January 1, 2001, and one-third of the options granted vesting on January 1, 2002.

     On November 11, 2000, the Company granted certain executive officers the option to purchase 38 shares of common stock (granted outside of any plan) at $33.125 per share, with one-third of the options vesting upon grant, one-third of the options granted vesting on November 11, 2001 and one-third of the options granted vesting on November 11, 2002.

     See Note 17 for information about the 2001 Stock Option Plan, which became effective on February 28, 2002.

                 TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Financial Amounts in Thousands, Except Per Share Data)

     The following summarizes outstanding stock options:

                                                                                                            Weighted
                                                                                                            Average
                                                                                 Total                   Exercise Price
                                                                          -------------------       ----------------------
Outstanding at December 31, 1998.............................                        108                      $241.50

     Granted                                                                         113                       357.00

     Cancelled                                                                        (7)                      249.50

     Exercised                                                                       (20)                      258.70
                                                                          -------------------       ----------------------
Outstanding at December 31, 1999.............................                        194                       306.50

     Granted                                                                          61                        42.00

     Cancelled                                                                       (43)                      325.80
                                                                          -------------------       ----------------------
Outstanding at December 31, 2000.............................                        212                       226.30

     Granted                                                                          61                        41.50

     Cancelled                                                                        --                           --
                                                                          -------------------       ----------------------
Outstanding at December 31, 2001.............................                        273                      $184.74
                                                                          ===================       ======================
Options exercisable

At December 31, 2001.........................................                        195                       211.90

Available to grant under Plans at December 31, 2001..........                        102

     The following table summarizes information about outstanding and exercisable stock options at December 31, 2001:

                                Outstanding Weighted Average      Exercisable Weighted Average
-------------------------     --------------------------------    ----------------------------
    Range of Exercise                   Remaining Contractual
         Prices               Shares       Life (in years)         Shares      Exercise Price
-------------------------     -------   ----------------------    --------     ---------------
    $  17.00  -   $130.00       133              8.7                 73              52.82
      130.01  -    230.00        27              4.9                 26             190.80
      230.01  -    330.00        39              6.3                 39             261.17
      330.01  -    420.00        74              7.4                 57             390.70
                              -------   ----------------------    --------     ---------------
    $  30.00  -   $420.00       273              7.7                195            $211.90
                              =======   ======================    ========     ===============

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

                 TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Financial Amounts in Thousands, Except Per Share Data)



                                                                                                Years Ended December 31,
                                                                                           1999           2000           2001
                                                                                      ------------     ----------     ----------
Pro forma net loss....................................................................    $(26,934)     $(212,685)     $(142,580)
Pro forma basic earnings (loss) per share.............................................      (19.37)       (141.65)        (94.96)
Pro forma diluted earnings (loss) per share...........................................      (19.37)       (141.65)        (94.96)
Risk free interest rates..............................................................           6%             6%             5%
Expected lives........................................................................  7-10 years     7-10 years     7-10 years
Expected volatility...................................................................          62%           117%            79%
Weighted average grant date fair value................................................    $ 268.00      $   40.00      $   34.82
Expected dividend yield...............................................................           0%             0%             0%

NOTE 15--401(K) SAVINGS PLAN

     Effective January 1, 1995, the Company established a qualified defined contribution plan (the "Plan") for eligible employees. The Plan provides that employees may contribute up to the maximum percent of pretax earnings as allowed by the U.S. tax code and the Company may elect, at its discretion, to make contributions to the Plan in any year. The Company contributed approximately $3,629, $3,662 and $-0- to the Plan in 1999, 2000, and 2001, respectively. The
Company does not provide retired employees with health or life insurance benefits.

NOTE 16--QUARTERLY FINANCIAL DATA (UNAUDITED)

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

                 TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Financial Amounts in Thousands, Except Per Share Data)

     Results for the quarterly periods in the years ended December 31, 2000 and 2001 are as follows:

                                                                    First       Second        Third       Fourth
                                                                   Quarter      Quarter      Quarter      Quarter
                                                              ---------------------------------------------------
                                                                (In thousands, except earnings (loss) per share)
2000
Operating revenues............................................    $101,876     $ 95,159     $ 81,252     $ 59,790
Gross profit (loss)...........................................      18,338        2,031         (462)     (35,161)
Income (loss) from continuing operations......................       1,141      (17,883)     (27,720)     (71,411)
Loss from discontinued operations.............................      (2,847)     (13,392)     (54,548)     (24,970)
Net loss......................................................      (1,606)     (31,275)     (82,268)     (96,481)
Diluted income (loss) per share from continuing operations....        0.76       (11.91)      (18.46)      (47.56)
Diluted loss per share from discontinued operations...........       (1.83)       (8.92)      (36.33)      (16.70)
Diluted net loss per share....................................       (1.07)      (20.83)      (54.79)      (64.26)

                                                                    First       Second        Third       Fourth
                                                                   Quarter      Quarter      Quarter      Quarter
                                                              ---------------------------------------------------
                                                                (In thousands, except earnings (loss) per share)
2001
Operating revenues...........................................     $ 81,587     $ 70,875     $ 61,274     $ 50,404
Gross profit (loss)..........................................         (578)         498         (545)       5,118
Loss from continuing operations..............................      (15,513)     (49,430)     (38,109)     (28,797)
Income (loss) from discontinued operations...................          296       (4,638)      (2,303)      (2,741)
Net loss.....................................................      (15,217)     (54,068)     (40,412)     (31,538)
Diluted loss per share from continuing operations............       (10.33)      (32.92)      (25.38)      (19.18)
Diluted loss per share from discontinued operations..........         0.20        (3.09)       (1.53)       (1.82)
Diluted net loss per share...................................       (10.13)      (36.01)      (26.91)      (21.00)

See Note 3 for a discussion of the charges recorded in the fourth quarter of 1999, 2000 and 2001.

NOTE 17--SUBSEQUENT EVENTS

RECENTLY COMPLETED NOTE EXCHANGE AND RIGHTS OFFERING

     In February 2002 the Company closed a significant restructuring of its capital and equity. The restructuring consisted of four parts. The first part was a reverse split (on a one-share-for-ten-shares basis) of the Company's outstanding common stock, reducing its outstanding common shares from 15,015 shares to 1,502 shares (5% of the restructured entity) and an increase in the Company's authorized shares from 30,000 shares to 500,000 shares. The second part was an offer to the holders of the Company's $165,000 of 8 1/8% senior subordinated notes due 2008 to exchange their Old Notes (the "Old Notes") for up to $10,000 in cash, $100,000 of new 8% senior subordinated convertible pay-in kind notes due 2006 (the "New Notes"), 4,505 shares of the Company's post-reverse split common stock (15% of the restructured entity) and five-year warrants to purchase an additional 3,003 shares of post-reverse split common stock at an exercise price of $5.16 per share (collectively, the "Note Exchange"). A condition to the closing of the note exchange offer was that the holders of 80% or more of the outstanding Old Notes tender their Old Notes in the Note Exchange. The third part was a rights offering to the existing stockholders to raise funds to pay the cash portion of the note exchange offer and the expenses of the restructuring, and to provide the Company with working capital for ongoing business operations. In the rights offering, the Company offered 24,025 post-reverse split shares of common stock (80% of the restructured entity) to raise $20,000. In connection with the rights offering, Lacy J. Harber, the Company's principal stockholder, agreed to purchase unsold allotments. The last part consisted of the issuance to the pre-restructuring holders of the Company's common stock of five-year warrants to

                 TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Financial Amounts in Thousands, Except Per Share Data)


purchase an additional 3,003 shares of post-reverse split common stock at an exercise price of $5.16 per share.

     On February 28, 2002, the Company completed all four parts of the restructuring. In the rights offering, the Company sold 12,050 shares of common stock to the existing stockholders (including Mr. Harber), and Mr. Harber purchased the balance of the shares (11,975 shares) offered in the rights offering pursuant to his obligation to purchase unsold allotments. In the Note Exchange, the Company exchanged $148,753 of Old Notes (approximately 90% of the Old Notes) for $5,081 in cash, and all of the New Notes, shares and warrants described above. The Company is using the net proceeds of the rights offering, approximating $10,000 after payment of the cash proceeds of the Note Exchange, accrued interest on the bonds not tendered, and expenses of the restructuring, to reduce trade payables and to provide working capital for the Company's ongoing business operations. The Company will record the restructing in accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," and, accordingly, will recognize an extraordinary gain of $30,278, net of tax, which will be recorded in the first quarter of 2002. Additionally, the Company will no longer record interest expense on the New Notes as the New Notes are carried at face value plus the anticipated interest through their maturity.

     Pursuant to the terms of the New Notes which were issued in the Note Exchange, the Company is obligated to issue additional shares of post-reverse split common stock when the New Notes are either redeemed or mature. If the New Notes are redeemed in 2002 or 2003, the Company will issue an additional 4,505 shares of post-reverse spilt common stock as part of the redemption consideration. If the New Notes are redeemed in 2004, 2005 or 2006 (prior to maturity), the Company will issue an additional 3,003 shares of post-reverse spilt common stock as part of the redemption consideration. If the New Notes have not been redeemed prior to their maturity at the close of business on December 31, 2006, the New Notes will automatically convert into an additional 270,276 shares of our post-reverse split common stock. The New Notes are redeemable at the Company's option at the following percentages of par plus accrued interest on the par value through the date of redemption: 2002 - 70.0%, 2003 - 72.5%, 2004 - 73.0%, 2005 - 75.625% and 2006 - 77.5%.

     As a result of the exchange offer and consent solicitation, $16,192 in aggregate principal amount of the Old Notes remain outstanding. As part of the Note Exchange, the holders of such Old Notes agreed to remove substantially all of the covenant protections contained in the indenture for the Old Notes.

                 TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Financial Amounts in Thousands, Except Per Share Data)


The following unaudited proforma condensed consolidated balance sheet reflects the impact of the restructuring had it occurred on December 31, 2001:

                                                                                                                    Pro Forma
                                                                         December 31,         Pro Forma            December 31,
                                                                            2001             Adjustments               2001
                                                                       --------------------------------------------------------
ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents                                           $            -   $        20,000  (A)
                                                                                                (10,390) (G)
                                                                                                 (5,081) (C)
                                                                                                 (3,380) (F)
                                                                                                 (1,149) (E)   $              0
   Total other current assets                                                  80,100                                    80,100
                                                                       --------------------------------------------------------
                     Total current assets                                      80,100                 -                  80,100
                                                                       --------------------------------------------------------

EQUIPMENT ON LEASE                                                                360                 -                     360

FIXED ASSETS, net                                                              38,471                 -                  38,471
Goodwill                                                                       26,124                 -                  26,124
Deferred financing costs                                                        6,637            (2,804) (F)              3,833
Deposits and other                                                             29,482            (2,483) (F)
                                                                                                   (193) (F)             26,806
                                                                       --------------------------------------------------------
                        Total assets                                          181,174            (5,480)                175,694
                                                                       ========================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                                            25,969              (982) (F)             24,987
   Accrued expenses                                                            20,994                 -                  20,994
   Accrued interest                                                            12,113           (11,673) (E)                440
   Notes payable                                                               22,000                 -                  22,000
   Current maturities of capital lease obligations                             25,450                 -                  25,450
   Revolver                                                                    12,074           (10,390) (G)              1,684
   Customer deposits                                                           14,820                 -                  14,820
   Net liabilities of discontinued operations                                   5,395                 -                   5,395
   Other                                                                        5,363                 -                   5,363
                                                                       --------------------------------------------------------

                     Total current liabilities                                144,178           (23,045)                121,133
                                                                       --------------------------------------------------------
LONG-TERM LIABILITIES:
     Deferred income                                                               36                 -                      36
     Capital lease obligations                                                  3,890                 -                   3,890
     Bonds payable, old                                                       164,437          (131,984) (B)
                                                                                                (16,769) (C)
                                                                                                    508  (C)             16,192
     Bonds payable, new                                                                         113,300  (B)            113,300
                                                                       --------------------------------------------------------

                     Total long-term liabilities                              168,363           (34,945)                133,418
                                                                       --------------------------------------------------------
STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value                                                    2                 4  (B)
                                                                                                     24  (A)                 30
   Additional paid-in capital                                                 153,277            19,976  (A)
                                                                                                  3,745  (B)
                                                                                                    785  (B)
                                                                                                      -  (D)
                                                                                                   (193) (F)            177,590
   Retained Earnings (deficit)                                               (284,646)           14,150  (B)
                                                                                                 10,524  (E)
                                                                                                 11,688  (C)
                                                                                                 (4,881) (F)
                                                                                                 (2,804) (F)
                                                                                                   (508) (C)           (256,477)
                                                                       --------------------------------------------------------
                     Total stockholders' equity (deficit)                    (131,367)           52,510                 (78,857)
                                                                       --------------------------------------------------------
Total liabilities and stockholders' equity                             $      181,174   $        (5,480)       $        175,694
                                                                       ========================================================

                 TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Financial Amounts in Thousands, Except Per Share Data)


    The following adjustments have been made to give pro forma effect to the restructuring:

(A) Reflects the issuance of 24,025 shares of post-reverse split common stock for $20,000 in the rights offering.

(B) Represents the exchange of $132,000 of face value ($131,984 net of unamortized discount) in Old Notes for $113,300 in New Notes, warrants to purchase 3,003 post-reverse split shares of common stock (at an exercise price of $5.16 per share) valued at $785, and 4,505 post-reverse split shares of common stock valued at $3,745. Under SFAS 15, the New Notes have been recorded at an amount equal to the maximum amount of cash (assuming all interest is paid in kind through the issuance of additional New Notes and including all accrued but unpaid interest) which the Company would be obligated to pay if it redeemed the New Notes immediately prior to their maturity. In accordance with their terms, if the New Notes are not redeemed prior to their maturity, they will automatically convert on the maturity date (December 31, 2006) into 270,276 shares of post-reverse split common stock. Since all future potential interest payments have already been included in the pro forma carrying value of the New Notes, the Company will not record any future interest expense on the New Notes.

(C) Represents the exchange of $17,000 of face value ($16,769 net of unamortized discount) in Old Notes for $5,081 in cash.

(D) Reflects the issuance of warrants to purchase 3,003 post-reverse split shares of common stock (at an exercise price of $5.16 per share) to existing stockholders.

(E) Represents the cancellation of $11,673 in accrued interest on the Old Notes as of the pro forma date of the restructuring and the payment of $1,149 in accrued interest on Old Notes not exchanged.

(F) Represents the write-off of unamortized deferred financing costs on the Old Notes and debt transaction costs as of the pro forma date of the restructuring and the payment of estimated transaction expenses relating to the restructuring from the proceeds of the rights offering.

(G) Represents the utilization of excess working capital resulting from the restructuring to pay down the outstanding revolver balance with any excess amounts being utilized to pay down the outstanding notes payable.

                 TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Financial Amounts in Thousands, Except Per Share Data)


PROPOSED SETTLEMENT WITH KELLSTROM

     On February 18, 2002, the Company entered into a Post-Closing Resolution Agreement (the "Resolution Agreement") with Kellstrom. The Resolution Agreement is intended to resolve and settle globally outstanding disputes between the Company and Kellstrom (the "Settlement") relating to matters arising out of the Transaction. The Resolution Agreement provides that: (i) Kellstrom will purchase certain furniture, fixtures and equipment from the Company, (ii) Kellstrom will "put" certain uncollected accounts receivable which were sold as part of the sale of the assets of the redistribution operation to the Company in accordance with the terms of the Transaction documents, (iii) Kellstrom and the Company will resolve outstanding purchase price adjustment disputes under the purchase agreements relating to the Transaction, (iv) the Company and Kellstrom will settle and setoff amounts due and owing in the ordinary course between the Company and Kellstrom, including certain rental amounts owed by Kellstrom under its lease for the Miramar facility; (v) the lease for the Miramar facility will be amended to provide for a term of twenty (20) years with an annual minimum rental of $2,750 for the first five years, $3,000 for years six through ten and a fair market value thereafter (all subject to CPI increases), with Kellstrom having a one-time right to terminate the lease for the Miramar facility upon the completion of the 7th lease year after the closing of the settlement; (vi) the Non-Competition Agreement between the Company and Kellstrom will be amended, and
(vii) the Cooperation Agreement between the Company and Kellstrom will be terminated. The Settlement, if completed, is expected to result in a net payment to the Company of approximately $300 in cash.

     Closing of the Settlement is subject to various closing conditions. In particular, the settlement is subject to approval of the bankruptcy court in Kellstrom's pending Chapter 11 bankruptcy proceeding. The closing of the Settlement is also subject to, among other conditions, the approval of the Company's senior revolving credit lenders and TROL facility lender and to a satisfactory long-term restructuring of the Company's TROL facility.

     In December 2000, at the time of the Company's sale of its redistribution operation to Kellstrom, four investors, including the Company's principal stockholder and a former director and principal stockholder of the Company, posted $8,000 in letters of credit with Kellstrom's lenders to support Kellstrom's senior revolving credit facility. The letters of credit were drawn by Kellstrom's senior lenders in October 2001 and the four investors are now creditors of Kellstrom in its bankruptcy proceeding. As part of the Resolution Agreement, Kellstrom has agreed to grant the four investors an option to purchase a facility owned by Kellstrom located in Sunrise, Florida for a period of one year following the closing of the Settlement for a net amount of $5,500, which includes a credit for the $8,000 of letters of credit which were previously drawn by Kellstrom's lenders. Completion of this transaction is one of the conditions to the closing of the Settlement with Kellstrom.


2001 STOCK OPTION PLAN


          Effective on February 28, 2002, the Company adopted the 2001 Stock Option Plan pursuant to which officers, directors, key employees and independent contractors or consultants can receive options to purchase up to 2,400 shares of the Company's post-reverse split common stock. No further options will be granted under the 1996 Stock Option Plan or the 1996 Director Stock Option Plan. See Note 14.

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                      Three Years Ended December 31, 2001
                                (In thousands)

                                                                           Additions
                                                       Balance at         Charged to                                      Balance at
                                                        Beginning          Cost and                                         End of
                    Description                          of Year           Expenses          Other       Deductions          Year
------------------------------------------------     ---------------   ---------------   -----------  ----------------   -----------
Allowances for doubtful accounts
receivable:
Year ended December 31,
   1999..........................................       $ 7,810              4,995            --            3,212(A)      $ 9,593
   2000..........................................         9,593             20,343            --           22,482(A)        7,454
   2001..........................................         7,454              9,502          252(C)          5,369(A)       11,335

Reserve relating to discontinued operations:
   1999..........................................         7,025             24,833            --            3,673(B)       28,185
   2000..........................................        28,185             18,868            --           19,005(B)       28,048
   2001..........................................        28,048              9,386            --            4,927(B)       32,507

__________
(A) Represents accounts receivable written-off.
(B) Utilization of reserve upon disposition of business.
(C) Represents allowance for doubtful accounts of Caribe Aviation which was sold in May 2001.

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT   DESCRIPTION

 3.3      Third Amendment to Certificate of Incorporation

10.80     Amendent No. 4 to Stockholders' Rights Plan

10.85 Form of Waiver and consent, dated as of April 18, 2002, to Fourth Amended and Restated Credit Agreement

10.86 Form of Amendment and Waiver Agreement No. 13 for Lease Agreement and certain other Operative Agreements

21.1      Subsidiaries of Aviation Sales

23.1      Consent of Arthur Andersen LLP

99.1 Dealer Manager Agreement by and between Aviation Sales and Houlihan Lokey Howard & Zukin Capital dated as of January 9, 2002

99.2      Letter Regarding Arthur Andersen LLP