Form 10-K/A
period 2001-12-31
TIMCO AVIATION SERVICES INC
filed 2002-05-21
CIK 1012159

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              ------------------

                                  FORM 10-K/A

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001
                          Commission File No. 1-11775

                        TIMCO AVIATION  SERVICES, INC.
                              ------------------
            (Exact name of registrant as specified in its charter)

                           DELAWARE                                                     65-0665658
(State or other jurisdiction of incorporation or organization)             (I.R.S. Employer Identification No.)


                        623 RADAR ROAD,
                  GREENSBORO, NORTH CAROLINA                          27410
           (Address of principal executive offices)                (Zip Code)

                                (366) 668-4410
                        (Registrant's telephone number)

     Securities registered pursuant to Section 12(b) of the Exchange Act:

        TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH
                                                        REGISTERED

        -------------------                         ------------------
                N/A                                         N/A

     Securities registered pursuant to Section 12(g) of the Exchange Act:
     -------------------------------------------------------------------
                    Common Stock, par value $.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [_]

                               PURPOSE OF FILING
                               -----------------

     This Form 10-K/A to the 2001 Form 10-K of Timco Aviation Services, Inc. (the "Company") is being filed to report the information required by Items 10, 11, 12 and 13 of Part III of Form 10-K. All share information contained in this Form 10-K/A reflects completion of the one-share-for-ten-shares reverse stock split which became effective on February 28, 2002.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.
          ----------------------------------------------

Board of Directors

     Our certificate of incorporation and bylaws presently provide for a board of directors divided into three classes, as equal in size as possible, with staggered terms of three years. At the date of this Form 10-K/A, the current members of the board and the expiration of their terms as directors are as follows:

                                                                                                  Term
                                                                                                  ----
     Name                              Age                Positions                             Expires
     ----                              ---                ---------                             -------
Roy T. Rimmer, Jr.................     60      Chairman of the Board and Chief                    2004
                                               Executive Officer
Stephen E. Gorman.................     47      Director                                           2002
Steven L. Gerard..................     56      Director                                           2003
Jack J. Hersch....................     43      Director                                           2002
Sam Humphreys.....................     41      Director                                           2002
Ben Quevedo.......................     47      Director                                           2002
Philip B. Schwartz................     48      Director and Corporate Secretary                   2003

Business Experience

     Roy T. Rimmer, Jr. has been our Chairman and Chief Executive Officer since June 2001 and has been a director since January 2000. Prior to becoming our Chairman and Chief Executive Officer, for more than the last five years Mr. Rimmer was a private investor and the operator of a private company in the business of transporting crude oil and natural gas. Mr. Rimmer serves on our board as a representative of Lacy J. Harber, our principal stockholder.

     Steven L. Gerard has been the Chief Executive Officer and a director of Century Business Services, Inc., a diversified services company providing professional outsourced business services, since October 2000. Prior thereto, from 1997 to October 2000 Mr. Gerard was the Chairman and Chief Executive Officer of Great Point Capital, Inc., a provider of operational and advisory services, and from 1991 to 1997 Mr. Gerard was Chairman and Chief Executive Officer of Triangle Wire and Cable, Inc. and its successor, Ocean View Capital, Inc., a manufacturer of insulated wire and cable. Mr. Gerard's prior experience includes 16 years in various senior corporate finance and banking positions with Citibank, N.A. and seven years with the American Stock Exchange. Mr. Gerard has been a director since September 2000 and also serves on the boards of directors of Fairchild Company, Inc., Lennar Corporation and Joy Global, Inc.

     Stephen E. Gorman has been the President, North America for Krispy Kreme Doughnuts, Inc. responsible for all store operations in North America, including both company-owned and franchise stores, since August 2001. Prior to joining Krispy Kreme, Mr. Gorman spent five years with Northwest Airlines, Inc. at which he most recently held the position of Executive Vice President of Technical Operations and Flight Operations, with responsibility for all aircraft maintenance operations, pilot operations, operations planning and control, dispatch and flight simulator operations. Prior to joining Northwest Airlines in 1996, Mr. Gorman held a variety of senior executive positions over nine years with Aviall, Inc., a major provider of third party aviation services. Mr. Gorman is also on the board of directors of Rohn Industries, Inc., an infrastructure provider in the telecommunications industry. Mr. Gorman has been a director since October 2001.

     Jack J. Hersch is a partner at Cypress Management, LP, a hedge fund. Prior to joining Cypress, from 1996 to 2000 Mr. Hersch was a partner of Scoggin Capital Management, LP, and from 1994 to 1996 Mr. Hersch was a Senior Vice President of Donaldson, Lufkin & Jenrette. Over the last few years, Mr. Hersch has been actively involved in investing in the securities of several aviation and aviation services businesses, including Timco Aviation Services. Mr. Hersch joined our board on February 28, 2002 and serves on our board as a representative of the holders of our recently issued 8% senior subordinated convertible PIK notes due 2006 ("Senior Notes").

     Sam Humphreys is a Co-Chief Executive Officer of Syntek Capital, A.G., which invests in and operates businesses in the wireless, broadband and advanced technologies fields. Mr. Humphreys is also a director of IFCO Systems. Mr. Humphreys has been a director since June 1996.

     Ben Quevedo is a principal of Aero Technologies, LLC, which has, since April 2002, operated a component repair MR&O business. Mr. Quevedo was from September 2000 until January, 2002 our President, from July 1998 until September 2000 our Senior Vice President and president of our maintenance and repair operations, and from April 2000 the president of our distribution operations. Prior to joining us, Mr. Quevedo was the principal stockholder and President of Caribe Aviation and Aircraft Interior Design. Mr. Quevedo has been a director since September 2000.

     Philip B. Schwartz is an attorney with the law firm of Akerman, Senterfitt & Eidson, P.A. Mr. Schwartz is a member of The Florida Bar and the American Bar Association and a former Chair of the Business Law Section of The Florida Bar. Akerman Senterfitt performs legal services for TIMCO Aviation Services. Mr. Schwartz has been a director since June 1998 and Corporate Secretary since March 1999.

Compensation of Directors

     Each director who is not an employee of ours receives an annual retainer fee at the rate of $25,000 per year for serving in such capacity, and meeting fees of $2,000 for each regular meeting and $1,000 for each special meeting of the board and committees. Directors also receive quarterly option grants to purchase 6,250 shares of common stock.

Executive Officers

     The following list reflects our executive officers, as of the date of this Form 10-K/A, the capacity in which they serve us, and when they assumed office:

                                                                                        Executive
                                                                                        ---------
     Name                                    Positions                     Age          Officer Since
     ----                                    ---------                                  -------------
Roy T. Rimmer, Jr............   Chairman and Chief Executive Officer          60        June 2001

Gil West.....................   President and Chief Operating Officer         40        September 2001

C. Robert Campbell...........   Executive Vice President and Chief
                                Financial Officer                             57        January 2002

Jack M. Arehart..............   Senior Vice President of Business
                                Development                                   47        February 2002

Business Experience

     The business experience of Roy T. Rimmer, Jr. is included above under "Business Experience" of the Board of Directors.

     Gil West is our President and Chief Operating Officer. Mr. West joined us in September 2001 as our Executive Vice President and Chief Operating Officer, and in January 2002 Mr. West was appointed to serve as our President. Prior to joining us, Mr. West served as an executive at Northwest Airlines since 1996.
In his most recent position as Northwest's Vice President of Engine and Component Technical Operations, Mr. West managed over 2,000 Northwest maintenance employees in Northwest's Minneapolis and Atlanta maintenance facilities, as well as managing outside vendor maintenance operations. Prior to joining Northwest, Mr. West served in various managerial positions with United Airlines, Rohr Industries, Sundstrand Corporation and Boeing Commercial Aircraft.

     C. Robert Campbell joined us in January 2002 as our Executive Vice President and Chief Financial Officer. Mr. Campbell has over 20 years of senior financial management experience. Most recently, from 1998 to 2000, Mr. Campbell was the President and Chief Executive Officer of BAX Global, Inc., a provider of air freight, ocean freight and supply chain management services, and from 1995 to 1998, Mr. Campbell was the Executive Vice President, Finance and Chief Financial Officer of Advantica Restaurant Group, Inc., a food services company. Prior to joining Advantica, Mr. Campbell held various senior management positions with Ryder System, Inc., a transportation and logistics company, including CFO of its Vehicle Leasing and Services Division.

     Jack M. Arehart joined us in February 2002 as our Senior Vice President of Business Development, responsible for all of our sales, marketing and new business development efforts. Mr. Arehart spent the last 14 years with The Nordam Group, a large aviation manufacturing and

MR&O services company, where, since 1996, Mr. Arehart held the position of Vice President, Program Development.

Family Relationships

     There are no family relationships between or among any of the directors and/or executive officers.

Section 16(A) Beneficial Ownership Reporting Compliance

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, as amended, during our fiscal year ended December 31, 2001, and any Form 5 and amendments thereto furnished to us with respect to our most recent fiscal year, and any written representations referred to in subparagraph (b)(2)(i) of
Item 405 of Regulation S-K, except as set forth below, to our knowledge, no person who at any time during the fiscal year ended December 31, 2001 was our director, officer or, to our knowledge, a beneficial owner of more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act failed to file on a timely basis, as disclosed in Forms 3, 4 and 5, reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2001 with the following exception:each filing required by each director and executive officer relating to 2001 was filed late.

ITEM 11. EXECUTIVE COMPENSATION.
         -----------------------

     The following Summary Compensation Table sets forth information about the compensation paid or accrued during 2001, 2000 and 1999 to our Chief Executive Officer and to each of our four other most highly compensated executive officers whose aggregate direct compensation exceeded $100,000:

                                               Annual Compensation                          Long Term Compensation
                                               -------------------                          ----------------------

                                                                                        Awards             Payouts
                                                                                        ------             -------
                                 Fiscal                        Other Annual    Restricted      Securities    LTIP      All Other
                                  Year                   Bonus Compensation   Stock Awards     Underlying   Payouts    Compensation
Name and Principal Position      Ended    Salary ($)      ($)      ($)            ($)        Options/ SARs    ($)          ($)
---------------------------      -----    ----------      ---      ---            ---                         ---          ---
Roy T. Rimmer, Jr (1)
Chairman and CEO                  2001     156,154     500,000        --           --               --          --           --


Dale S. Baker (3)
Former Chairman and Chief         2001     496,875     349,546(4) 12,600           --               --          --           --
Executive Officer
                                  2000     550,000          --     5,000                        15,000          --           --
                                  1999     550,000          --     5,000                            --          --           --

Gil West (5)
President and Chief Operating     2001     114,266     371,406        --                           (5)          --           --
Officer


Ben Quevedo(6)
Former President and Chief        2001     260,509          --        --           --               --          --           --
Operating Officer
                                  2000     330,000          --        --                        12,500          --           --
                                  1999     330,000          --        --                            --          --           --

Michael C. Brant (7)
Former Chief Financial Officer    2001     216,461      62,500        --           --               --          --           --
                                  2000     232,667     120,000        --                        10,000          --           --
                                  1999      11,538          --        --                            --          --           --

---------------------------
       (1) Mr. Rimmer became our Chairman and Chief Executive Officer in June 2001. In March 2002, we and Mr. Rimmer entered into a three-year employment agreement. See "Employment Agreements" below.
       (2) Bonus was granted to Mr. Rimmer in March 2002 for 2001 services relating to our restructuring.
       (3) Mr. Baker resigned as our Chairman and Chief Executive Officer in June 2001. He remained a consultant to the Company until December 31, 2001 and reported salary includes consulting fees paid to Mr. Baker during 2001. In January 2001, Mr. Baker received a severance payment of $220,000.
       (4) In January 2001, the Company made a loan to Mr. Baker in the amount of $250,000. Mr. Baker used a portion of his 2001 bonus (which was grossed for taxes) to repay the remaining balance of the loan in full.
       (5) Mr. West joined us in August 2001. Mr. West has an employment agreement with us. Pursuant thereto, Mr. West received a signing bonus, which is the bonus reflected in the table. Mr. West also received an option grant under his employment agreement that, pursuant to his agreement, was issued at the completion of our restructuring. See "Employment Agreements" below.
       (6) Mr. Quevedo's employment agreement with us expired on December 31, 2001.
       (7) Mr. Brant resigned as our Chief Financial Officer in January 2001. Mr. Brant was granted a retention bonus in connection with the fall 2001 move of our corporate headquarters to Greensboro, N.C., a portion of which ($62,500) was paid in 2001 and the balance of which ($187,500) was paid in March 2002.

Option Grants During Last Fiscal Year

     No options were granted during the fiscal year ended December 31, 2001 to the persons named on the Summary Compensation Table.


Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values

     The following table sets forth information concerning the exercise of stock options to purchase common stock during the 2001 fiscal year and the value of unexercised stock options to purchase common stock at the end of the 2001 fiscal year for the persons named in the Summary Compensation Table.

                                                                  NUMBER OF SHARES             VALUE OF UNEXERCISED
                              NUMBER OF           VALUE        UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS
                                SHARES           REALIZED        OPTIONS AT FISCAL            AT FISCAL YEAR-END($)
NAME                     ACQUIRED ON EXERCISE      ($)                YEAR-END             EXERCISABE/UNEXERCISABLE (1)
-------------------    -----------------------  ----------    ------------------------    ------------------------------
Roy T. Rimmer, Jr.                --                --               12,000 / 0                        0/0
Dale S. Baker                     --                --               56,500 / 0                        0/0
Gil West                          --                --                    0 / 0                        0/0
Ben Quevedo                       --                --               60,082 / 0                        0/0
Michael C. Brant                  --                --               12,500 / 0                        0/0

------------------
(1) Computed based upon the difference between the closing price of common stock at December 31, 2001 and the exercise price. All options were out-of-the-money on December 31, 2001, and no value has been assigned to options that are out-of-the-money.


Employment Agreements

     We have employment agreements with our executive officers. Each provides for the payment of a base salary (Rimmer - $425,000; West - $300,000; Arehart - $300,000; Campbell - $240,000) plus bonus compensation (a percentage of their base compensation) based on the Company meeting an objective performance standard established annually by the Board. Each employment agreement also provides for a stock option grant vesting 1/3 upon issuance, 1/3 on the first anniversary of the respective employment agreement and 1/3 on the second anniversary of the respective employment agreement. Each employment agreement also contains a "change of control" severance arrangement if the employee is not retained in our employ after a change of control.

Stock Option Plans

     Our board of directors and stockholders adopted a new stock option plan in February 2002 (the "2001 stock option plan"). Since the approval of the 2001 stock option plan, no new options were granted under our 1996 stock option plan and our 1996 director stock option plan, and any shares of common stock reserved for issuance upon the exercise of options that were not issued under such plans were cancelled. However, the terms of any option issued under the 1996 stock option plan and the 1996 director stock option plan will continue to be governed by such plans and by the option agreements currently in effect for such options.

     Pursuant to the 2001 stock option plan, an aggregate amount of 2,400,000 shares of our common stock are reserved for issuance upon exercise of options granted thereunder. The option price per share of common stock may be any price determined by the 2001 stock option plan administrators, except that incentive stock option grants may not be less than fair market value per share of common stock on the date of grant (or not less than 110% of the fair market value for stockholders who own more than 10% of the company's stock).

     The compensation committee administers our stock option plans. The compensation committee determines which persons will receive options and the number of options to be granted to such persons. The compensation committee also interprets the provisions of the stock option plans and makes all other determinations that it deems necessary or advisable for the administration of the stock option plans.

     Pursuant to the 2001 stock option plan we may grant incentive stock options as defined in Section 422(b) of the Internal Revenue Code of 1986, as amended, (the "Code"), and non-qualified stock options, not intended to qualify under
Section 422(b) of the Code. The price at which our common stock may be purchased upon the exercise of options granted under the 2001 stock option plan will be required to be at least equal to the per share fair market value of the common stock on the date the particular options are granted. Options granted under the 2001 stock option plan may have maximum terms of not more than 10 years and are not transferable, except by will or the laws of descent and distribution. None of the incentive stock options under the stock option plan may be granted to an individual owning more than 10% of the total combined voting power of all classes of stock issued by us unless the purchase price of the common stock under such option is at least 110% of the fair market value of the shares issuable on exercise of the option determined as of the date the option is granted, and such option is not exercisable more than five years after the grant date.

     Generally, options granted under the 2001 stock option plan options may remain outstanding and may be exercised at any time up to three months after the person to whom such options were granted is no longer employed or retained by us or serving on our board of directors.

     Pursuant to the 2001 stock option plan, unless otherwise determined by the compensation committee, one-third of the options granted to an individual is exercisable on the first anniversary of such grant, one-third is exercisable on the second anniversary of such grant and the final one-third is exercisable on the third anniversary of such grant. However, our board has the discretion to make appropriate adjustments, including accelerating the vesting, to the outstanding options granted under the 2001 stock option plan if we undergo a "change of control." A "change in control" of TIMCO is generally is deemed to occur when (a) any person (other than our majority-owned subsidiary, our compensation plan or any person (other than our majority-owned subsidiary, our compensation plan or Lacy Harber and his affiliates) becomes the beneficial owner of or acquires voting control with respect to more than 20% of the common stock; (b) a change occurs in the composition of a majority of our board of directors during a two-year period, provided that a change with respect to a member of our board of directors shall be deemed not to have occurred if the appointment of a member of our board of directors is approved by a vote of at least 75% of the individuals who constitute the then existing board of directors; or (c) our stockholders approve the sale of all or substantially all of our assets.

     Incentive stock options granted under the 2001 stock option plan are subject to the restriction that the aggregate fair market value (determined as of the date of grant) of options, which first become exercisable in any calendar year cannot exceed $100,000 per individual.

     The 2001 stock option plan provides for appropriate adjustment to the number and type of shares covered by such options granted thereunder in the event of any reorganization, merger, recapitalization or certain other transactions involving us.

     As of the date of this Form 10-K/A, options to purchase 2,231,250 shares had been granted under the 2001 Stock Option Plan (772,917 of which are currently vested), 1,300,000 of which had been granted to our executive officers (433,333 of which are currently vested). Additionally, options to purchase 800,000 shares had been granted to one of our executive officers outside of the 2001 Stock Option Plan, 266,667 of which are currently vested. Further options to purchase 273,000 shares remain outstanding under previous option plans and agreements.

Compensation Committee Interlocks and Insider Participation

     During the last fiscal year, no members of our compensation committee is or was a current or former employee. Except as set forth in Item 13. "Certain Relationships and Related Transactions", during the last fiscal year there were no material transactions between the Company and any of the members of the Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     At the date of this Form 10-K/A, we had 30,030,634 shares of our common stock outstanding. The following table sets forth, as of the date of this Form 10-K/A, certain information regarding the shares of common stock owned of record or beneficially by (i) each person who owns beneficially more then 5% of our outstanding common stock; (ii) each of our directors and current executive officers; and (iii) all directors and executive officers as a group.

                                                                            Shares Beneficially Owned(1)
                                                                   ----------------------------------------------------
Name                                                                       Number                    Percentage
------------------------------------------------------------       ----------------------      ------------------------
Lacy J. Harber (2)..........................................               19,537,738                 62.9%
Roy T. Rimmer, Jr. (3)......................................               19,941,405                 63.6%
Steven L. Gerard (4)........................................                    7,750                    *
Stephen E. Gorman (4).......................................                    7,250                    *
Jack Hersch (5).............................................                  591,746                  2.0
Sam Humphreys (4)...........................................                   14,750                    *
Ben Quevedo (6).............................................                   87,425                    *
Philip B. Schwartz (7)......................................                   27,900                    *
Gil West (8)................................................                  200,000                    *
Jack Arehart (9)............................................                  166,667                    *
C. Robert Campbell (10).....................................                   66,667                    *
All directors and executive officers as of group -
10 persons (11).............................................               21,111,559                 65.7%

--------------------------------
*         Less than one percent

     (1) Unless otherwise indicated, each person named in the table has the sole voting and investment power with respect to the shares beneficially owned. Further, unless otherwise noted, the address for each person named in this table is c/o TIMCO Aviation Services, Inc.
     (2) LJH Corporation, which is wholly-owned by Mr. Harber, owns 18,502,494 shares of our outstanding common stock. LJH has granted a proxy with respect to the voting of these shares to Roy T. Rimmer, Jr., and as a result Mr. Rimmer is also deemed to beneficially own these shares for U.S. securities law purposes. Also includes warrants to purchase:
          (i) 2,500 shares at an exercise price of $36.25 per share, (ii) 25,000 shares at an exercise price of $40.00 per share, (iii) 5,000 shares at an exercise price of $17.50 per share, (iv) 33,333 shares at an exercise price of $14.00 per share, and (v) 969,411 shares at an exercise price of $5.16 per share. LJH also holds $7,746,256 of our Senior Notes, which may convert into common stock under certain circumstances.
     (3) Mr. Rimmer shares the power to vote the securities owned by LJH Corporation (by virtue of a proxy) and has certain rights to participate in the proceeds of certain sales of LJH's shares. Also includes 106,250 shares owned by an entity controlled by Mr. Rimmer and vested warrants and options to purchase an aggregate of 297,417 shares (266,667 shares at an exercise price of $1.02 per share, 6,250 shares at an exercise price of $.8325 per share, 12,500 shares at an exercise price of $5.16 per share and 12,000 shares at exercise prices ranging from $17.00 per share to $153.13 per share. Excludes unvested options to purchase 533,333 shares at an exercise price of $1.02 per share.
     (4)  Consists of vested options to purchase shares of common stock.
     (5) Mr. Hersch is a partner in Cypress Management, LP, which holds 348,877 shares of our common stock, warrants to purchase an additional 232,619 shares of our common stock at an exercise price of $5.16 per share and $7,746,256 of our Senior Notes. Mr. Hersch is deemed to beneficially own the securities owned by Cypress for SEC reporting purposes. Also includes 4,000 shares owned by Mr. Hersch individually and warrants to purchase an additional 6,250 shares at an exercise price of $.8325 per share.

     (6) Mr. Quevedo owns 9,114 shares and holds options and warrants to purchase an additional 78,311 shares (6,250 shares at an exercise price of $.8325 per share and the balance at exercise prices ranging from $5.16 per share to $406.25 per share).
     (7) Mr. Schwartz owns 12,870 shares and holds options and warrants to purchase an additional 27,900 shares (6,250 shares at an exercise price of $.8325 and the balance at exercise prices ranging from $5.16 per share to $395 per share).
     (8) Vested options to purchase 200,000 shares at an exercise price of $.8325 per share. Excludes unvested options to purchase 400,000 shares at an exercise price of $.8325 per share.
     (9) Vested options to purchase 166,667 shares at an exercise price of $.8325 per share. Excludes unvested options to purchase 333,333 shares at an exercise price of $.8325 per share
     (10) Vested options to purchase 66,667 shares at an exercise price of $.8325 per share. Excludes unvested options to purchase 133,333 shares at an exercise price of $.8325 per share
     (11) Includes vested options to purchase an aggregate of 2,127,954 shares. Excludes unvested options to purchase an aggregate of 1,399,999 shares of common stock.

Recent Capital and Equity Restructuring and Change of Control

     In February 2002 we completed a significant restructuring of our capital and equity. Our restructuring consisted of four parts. The first part was a reverse split (on a one-share-for-ten-shares basis) of our outstanding common stock, reducing our outstanding common shares from 15 million shares to 1.5 million shares (5% of the restructured entity). The second part was an offer to the holders of the $165 million of our 8 1/8% senior subordinated notes due 2008 to exchange their old notes (the "Old Notes") for up to $10 million in cash, $100 million of our Senior Notes, 4.5 million shares of our post-reverse split common stock (15% of the restructured entity) and five-year warrants to purchase an additional 3.0 million shares of our post-reverse split common stock at an exercise price of $5.16 per share (the "Note Exchange"). A condition to the closing of the note exchange offer was that the holders of 80% or more of the outstanding Old Notes tender their Old Notes in the Note Exchange. The third part was a rights offering to our existing stockholders to raise funds to pay the cash portion of the note exchange offer and the expenses of the restructuring, and to provide us with working capital for our ongoing business operations. In the rights offering, we offered 24.0 million shares of our post-reverse split common stock (80% of the restructured entity) to raise $20 million. In connection with the rights offering, Lacy J. Harber, our principal stockholder, agreed to purchase any unsold allotments. The last part consisted of the issuance to the pre-restructuring holders of our common stock of five-year warrants to purchase an additional 3.0 million shares of our post-reverse split common stock at an exercise price of $5.16 per share.

     On February 28, 2002, we completed all four parts of our restructuring. In the rights offering, we sold 12.1 million shares of our common stock to our existing stockholders (including Mr. Harber), and Mr. Harber purchased the balance of the shares offered in the rights offering pursuant to his obligation to purchase unsold allotments. Mr. Harber now owns 61% of our outstanding common stock and is our majority stockholder. In the Note Exchange, we exchanged $148.8 million of our Old Notes (approximately 90% of the Old Notes) for $5.1 million in cash, and all of the new Senior Notes, shares and warrants described above. We are using the net proceeds of the rights offering, approximating $10.0 million after payment of the cash proceeds of the Note Exchange and the expenses of our restructuring, to reduce trade payables and to provide working capital for our ongoing business operations.

     By virtue of his ownership of more than a majority of our outstanding shares, Mr. Harber is able to control the vote on all matters submitted to the vote of our stockholders and therefore, able to direct our management and policies, including, but not limited to, the election of our entire board of directors. In addition, under such circumstances, we will not, without Mr. Harber's approval, be able to consummate transactions involving an actual or potential change in our control, including transactions in which the holders of our common stock might otherwise receive a premium for their shares over then current market prices.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          -----------------------------------------------

     As of December 2, 1994, we entered into a 20-year lease with Aviation Properties, a Delaware general partnership ("Aviation Properties"), pursuant to which we leased our corporate headquarters and warehouse in Miami, Florida (the "Miami Property"). We were obligated to make annual payments under such lease in the amount of approximately $893,000. Aviation Properties was an entity controlled by Robert Alpert, a former principal stockholder and director of TIMCO. In connection with the purchase of the Miami Property, we loaned Aviation Properties $2.5 million and the loan was being repaid with interest at the rate of 8% per annum. In January 2001, we sold the loan to Lacy Harber, our principal stockholder, for 90% of the then outstanding balance of $2.0 million. In connection with his purchase of the loan, Mr. Harber received a warrant to purchase 2,500 shares at an exercise price of $36.25 per share. In March 2001, the Miami Property was sold and we were relieved of our remaining obligation under the lease agreement.

     During 1999, 2000 and 2001, we leased certain real property from entities controlled by one of our directors, Ben Quevedo. These facilities were previously utilized as the headquarters of two of our MR&O operations. We have subsequently moved out of these facilities, although we remain liable on the leases. We recently subleased one of these facilities and are currently taking actions to defray our obligations under the second lease. During 1999, 2000 and 2001, we also utilized aircraft owned by an entity controlled by Mr. Quevedo. Payments for all of these items were approximately $1.4 million in 1999, $2.7 million in 2000 and $400,000 in 2001.

     In February 2001, we obtained a term loan from a financial institution. In connection with obtaining the term loan, four individuals provided credit support to the financial institution that advanced the loan. In return for providing credit support, each of these individuals (or entities under their control) were granted warrants to purchase 25,000 shares of our common stock at an exercise price of $40.00 per share. Those providing credit support to the financial institution included Ben Quevedo, a director of our company, Robert Alpert, a former director and principal stockholder of our company, and Lacy Harber, our majority stockholder.

     In April and May 2001, Messrs. Harber and Alpert provided credit support to us relating to our tax retention operating lease financing and with respect to a short-term increase in the above-described term loan. In return for providing such credit support, Mr. Alpert received a warrant to purchase 5,000 shares at an exercise price of $17.50 per share and Mr. Harber received warrants to purchase 5,000 shares and 33,333 shares at exercise prices of $17.50 and $14.00 per share, respectively.

     Mr. Schwartz is a stockholder in Akerman, Senterfitt & Eidson, P.A., which has in the past and continues to perform significant legal services for us. The fees paid by us to Akerman, Senterfitt & Eidson, P.A. for legal services rendered are no greater than those that would be charged to us by an unrelated third party law firm.

     We believe that the terms of the above-described related party transactions were no less favorable than could be obtained from unaffiliated third parties.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

TIMCO AVIATION SERVICES, INC.
(Registrant)



BY: /s/ Roy T. Rimmer, Jr.                                         May 20, 2002
----------------------------------------------------------
Roy T.  Rimmer, Jr., Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE AND TITLE:                                               DATE:



/s/ Roy T. Rimmer, Jr.                                             May 20, 2002
----------------------------------------------------------
Roy T.  Rimmer, Jr.
Chairman and Chief Executive Officer
of the Board
(Principal Executive Officer)


/s/ Gil West                                                       May 20, 2002
----------------------------------------------------------
Gil West
President (Principal Operating Officer)


/s/ C. Robert Campbell
----------------------------------------------------------
C.  Robert Campbell                                                May 20, 2002
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)


/s/ Stephen L. Gerard
----------------------------------------------------------
Stephen L.Gerard                                                   May 20, 2002
Director

/s/ Stephen E. Gorman
----------------------------------------------------------
Stephen E. Gorman                                                  May 20, 2002
Director


/s/ Jack J. Hersch
----------------------------------------------------------
Jack J. Hersch
Director                                                           May 20, 2002


/s/ Sam Humphreys
----------------------------------------------------------
Sam Humphreys
Director                                                           May 20, 2002


/s/ Ben Quevedo
----------------------------------------------------------
Ben Quevedo
Director                                                           May 20, 2002


/s/ Philip B. Schwartz
----------------------------------------------------------
Philip B. Schwartz
Director                                                           May 20, 2002