Form 10-Q
period 2002-03-31
TIMCO AVIATION SERVICES INC
filed 2002-05-21
CIK 1012159

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                                   [Mark One]

 [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the Quarterly Period Ended March 31, 2002

                                       OR

 [_]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                       For the transition period from to

                          Commission File No. 1-11775

                         TIMCO AVIATION SERVICES, INC.

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

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 30,030,634 shares of common stock, $.001 par value per share, were outstanding as of May 14, 2002.

                 TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)


                                                      December 31,    March 31,
                                                          2001          2002
                                                      -----------    ---------
                                                                    (Unaudited)
                             ASSETS
 Current Assets:
  Cash and cash equivalents..........................   $      --     $      --
  Accounts receivable, net...........................      26,936        19,253
  Inventories........................................      42,926        34,393
  Income tax receivable..............................       6,236         9,673
  Other current assets...............................       4,002         5,321
                                                        ---------     ---------
  Total current assets...............................      80,100        68,640
                                                        ---------     ---------
 Equipment on lease, net.............................         360           337
 Fixed assets, net...................................      38,471        37,642

 Other Assets:
  Goodwill, net......................................      26,124        26,124
  Deferred financing costs, net......................       6,637         2,392
  Capitalized lease asset held for sale..............      25,240        25,240
  Other..............................................       4,242         1,866
                                                        ---------     ---------
  Total other assets.................................      62,243        55,622
                                                        ---------     ---------
  Total assets.......................................   $ 181,174     $ 162,241
                                                        =========     =========

        LIABILITIES & STOCKHOLDERS' DEFICIT

 Current Liabilities:
  Accounts payable...................................   $  25,969     $  17,499
  Accrued expenses...................................      26,357        22,942
  Customer deposits..................................      14,820        11,196
  Accrued class action settlement                              --         8,000
  Accrued interest...................................      12,113           495
  Net liabilities of discontinued operations.........       5,395         4,908
  Current maturities of capital lease obligations....      25,450        25,485
  Current maturities of notes payable................      22,000        22,000
  Revolving loan.....................................      12,074            --
                                                        ---------     ---------
  Total current liabilities..........................     144,178       112,525
                                                        ---------     ---------
  Senior subordinated notes, net:
   Old notes due 2008................................     164,437        16,201
   New notes due 2006........... ....................          --       115,800
  Capital lease obligations, net of current portion..       3,890         3,855
  Other long-term liabilities........................          36            36
                                                        ---------     ---------
  Total long-term liabilities........................     168,363       135,892
                                                        ---------     ---------
 Commitments and Contingencies (see footnotes)

 Stockholders' Deficit:
  Preferred stock, $.01 par value, 1,000,000 shares
   authorized, none outstanding, 15,000 shares
   designated Series A Junior Participating..........          --            --
  Common stock, $.001 par value, 500,000,000 shares
   authorized, 30,030,634 and 1,501,532 shares issued
   and outstanding at March 31, 2002 and December 31,
   2001, respectively................................           2            30
  Additional paid-in capital.........................     153,277       177,589
  Accumulated deficit................................    (284,646)     (263,795)
                                                        ---------     ---------
  Total stockholders' deficit........................    (131,367)      (86,176)
                                                        ---------     ---------

  Total liabilities and stockholders' deficit........   $ 181,174     $ 162,241
                                                        =========     =========

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                 TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In Thousands, Except Share Data)
                                  (Unaudited)

                                                                   For the Three Months
                                                                      Ended March 31,
                                                                --------------------------
                                                                    2001          2002
                                                                -----------   ------------
Operating revenue:
  Sales, net..................................................  $    77,701   $     57,481
  Other.......................................................        3,886             53
                                                                -----------   ------------
                                                                     81,587         57,534
Cost of sales.................................................       82,165         51,288
                                                                -----------   ------------
Gross profit (loss)...........................................         (578)         6,246

Operating expenses............................................        8,412          3,551
                                                                -----------   ------------
  Income (loss) from operations...............................       (8,990)         2,695

Charge for settlement of class action litigation..............           --          8,000
Interest expense and other....................................        6,486          5,155
                                                                -----------   ------------
  Loss before income taxes, discontinued
   operations and extraordinary gain..........................      (15,476)       (10,460)

Income tax expense (benefit)..................................           37         (3,800)
                                                                -----------   ------------
  Income (loss) from continuing operations before
   discontinued operations and extraordinary gain.............      (15,513)        (6,660)

Income from discontinued operations, net of income taxes......          296            232
                                                                -----------   ------------
  Income (loss) before extraordinary gain.....................      (15,217)        (6,428)

Extraordinary gain resulting from debt restructuring,
  net of income taxes of $0...................................           --         27,279
                                                                -----------   ------------
  Net income (loss)...........................................  $   (15,217)  $     20,851
                                                                ===========   ============

Basic income (loss) per share:
  Loss from continuing operations.............................  $    (10.33)  $      (0.59)
  Income from discontinued operations.........................         0.20           0.02
  Extraordinary gain..........................................           --           2.41
                                                                -----------   ------------
  Net income (loss)...........................................  $    (10.13)  $       1.84
                                                                ===========   ============

Diluted income (loss) per share:
  Income (loss) from continuing operations...................   $    (10.33)  $      (0.06)
  Income from discontinued operations.........................         0.20             --
  Extraordinary gain..........................................           --           0.26
                                                                -----------   ------------
  Net income (loss)...........................................  $    (10.13)  $       0.20
                                                                ===========   ============

Weighted average shares outstanding:
 Basic........................................................    1,501,532     11,328,223
                                                                ===========   ============
 Diluted......................................................    1,501,532    104,761,830
                                                                ===========   ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                       (In Thousands, Except Share Data)
                                  (Unaudited)

                                        Common Stock       Additional                   Total
                                     -------------------    Paid-in     Accumulated  Stockholders'
                                       Shares     Amount    Capital       Deficit      Deficit
                                     ----------   ------   ----------   -----------  ------------
Balance as of
 December 31, 2001.................   1,501,532   $    2   $  153,277   $  (284,646) $   (131,367)

  Net income.......................          --       --           --        20,851        20,851

  Net proceeds from
   issuance of common
   stock to stockholders
   in connection with
   rights offering.................  24,024,507       24       19,782            --        19,806

  Common stock issued to
   senior subordinated
   noteholders in
   connection with note
   exchange offer..................   4,504,595        4        3,745            --         3,749

 Warrants issued to
   senior subordinated
   noteholders in
   connection with note
   exchange offer..................          --       --          785            --           785

                                     ----------   ------   ----------   -----------  ------------
Balance as of
 March 31, 2002....................  30,030,634   $   30   $  177,589   $  (263,795) $    (86,176)
                                     ==========   ======   ==========   ===========  ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    AVIATION SALES COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                                For the Three
                                                                 Months Ended
                                                                   March 31,
                                                             --------------------
                                                               2001        2002
                                                             ---------  ---------
CASH FLOW FROM OPERATING ACTIVITIES:
 Net income (loss)......................................     $ (15,217) $  20,851
 Adjustments to reconcile net income (loss) to cash
  provided by (used in) operating activities:
 Extraordinary gain on restructuring of debt............            --    (27,279)
 Charge for class action settlement.....................            --      8,000
 Income from discontinued operations....................          (296)      (232)
 Depreciation and amortization..........................         3,846      3,418
 Provision for doubtful accounts........................           492         21
 Decrease in accounts receivable........................         1,120      7,662
 (Increase) decrease in inventories.....................        (1,709)     8,533
 (Increase) decrease in other assets....................         2,099     (2,380)
 Increase (decrease) in accounts payable................        13,071     (8,470)
 Decrease in other liabilities..........................       (10,453)    (6,463)
                                                             ---------  ---------
  Net cash provided by (used in) operating activities...        (7,047)     3,661
                                                             ---------  ---------
CASH FLOW FROM INVESTING ACTIVITIES:
 Purchases of fixed assets..............................          (677)      (276)
 Payments from related parties..........................         1,793         --
                                                             ---------  ---------
  Net cash provided by (used in) investing activities...         1,116       (276)
                                                             ---------  ---------
CASH FLOW FROM FINANCING ACTIVITIES:
 Borrowings under senior debt facilities................       108,141     56,800
 Payments under senior debt facilities..................      (107,753)   (68,874)
 Issuance of common stock in rights offering............            --     19,806
 Payment for old notes in note exchange offer...........            --     (5,081)
 Payment of expenses related to exchange offer..........            --     (5,031)
 Proceeds of term loan..................................        10,000         --
 Payments on equipment loans and capital leases.........          (129)        --
 Payments of deferred financing costs...................        (1,507)      (750)
                                                             ---------  ---------
 Net cash provided by (used in) financing activities....         8,752     (3,130)
                                                             ---------  ---------
 Net cash used in discontinued operations...............        (1,666)      (255)
                                                             ---------  ---------
Net increase in cash and cash equivalents...............         1,155         --
Cash and cash equivalents, beginning of period..........            --         --
                                                             ---------  ---------
Cash and cash equivalents, end of period................     $   1,155  $      --
                                                             =========  =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid..........................................     $   9,845  $   2,713
                                                             =========  =========
 Income taxes refunded..................................     $      --  $    (363)
                                                             =========  =========
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND
 FINANCING ACTIVITIES:
   Value of common stock and warrants issued in
    connection with note exchange offer and loan
    origination.........................................     $   2,536  $   4,534
                                                             =========  =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2002
                       (In Thousands, Except Share Data)
                                  (Unaudited)

1. BASIS OF PRESENTATION

              Interim Condensed Consolidated Financial Statements

TIMCO Aviation Services, Inc. (the "Company"), formerly known as Aviation Sales Company, is a Delaware corporation that, through its subsidiaries, provides aircraft maintenance, repair and overhaul ("MR&O") services to commercial passenger airlines, air cargo carriers, aircraft leasing companies, maintenance and repair facilities and aircraft parts redistributors throughout the world. During 2001, the Company sold one of its MR&O operations. The results of this business are included in the accompanying condensed consolidated results of operations.

On February 28, 2002, the Company completed a significant restructuring of its capital and equity, including a note exchange and rights offering. See Note 7 for further discussion.

Concurrent with the completion of the note exchange and rights offering, the Company changed its capitalization by increasing the number of its authorized shares of common stock from 30.0 million shares to 500.0 million shares and by reducing the number of its issued and outstanding shares of common stock by converting every ten shares of its issued and outstanding common stock into one share. Additionally, the Company changed it corporate name from "Aviation Sales Company" to "TIMCO Aviation Services, Inc." All share and per share data contained herein reflects completion of the above-described one-share-for-ten-shares reverse stock split.

On May 6, 2002 the Company entered into an agreement to settle a securities class action lawsuit previously filed against it and certain of its former directors and officers in the United States District Court for the Southern District of Florida. See Note 5 for further discussion.

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 001- 11775 (the "Form 10-K").

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2002 and the results of its operations and cash flows for the three month periods ended March 31, 2001 and 2002. The results of operations and cash flows for the three month period ended March 31, 2002 are not necessarily indicative of the results of operations or cash flows which may be reported for the year ending December 31, 2002.

                             Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Principal estimates made by the Company include the estimated losses on disposal of discontinued operations, the allowance to reduce inventory to the lower of cost or net realizable value, the estimated profit recognized as aircraft maintenance, design and construction services are performed, the allowance for doubtful accounts and notes receivable, the realizability of its investment in affiliates, future cash flows in support of its long-lived assets, medical benefit accruals, the estimated fair value of the facilities under capital lease, and the allowances for litigation and environmental costs. A principal assumption made by the Company is that inventory will be utilized and realized in the normal course of business and may be held for a number of years.

                TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2002
                       (In Thousands, Except Share Data)
                                  (Unaudited)

                      Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Intangible Assets." SFAS No. 142 eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with defined lives and addresses the impairment testing and recognition for goodwill and intangible assets. In that regard, the Company recognized goodwill amortization of $587 during the first quarter of 2001. No such amortization was required in 2002. SFAS No. 142 applies to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date of January 1, 2002. At March 31, 2002, the Company has net goodwill of $26,124, which will be subject to the new impairment tests prescribed under the statement. These new requirements will impact future period net income (loss) equal to the amount of discontinued goodwill amortization offset by goodwill impairment charges, if any, and adjusted for any differences between the old and new rules for defining goodwill and intangible assets on future business combinations. The Company adopted SFAS No. 142 beginning January 1, 2002. An initial impairment test must be performed no later than June 30, 2002 and final impairment quantification is to occur no later than December 31, 2002. Any resulting impairment charge from these tests will be reported as a change in accounting principle, net of tax. The Company is currently reviewing the provisions of this Standard to determine any impact that might result, and except as described above, has not yet made a determination of the impact that SFAS No. 142 will have on the consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion (APB) No. 30, "Reporting the Results Of Operations -- Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and the interim period within. The Company adopted SFAS No. 144 effective January 1, 2002 and does not believe that such adoption has had a material impact on its consolidated financial statements.

                          Comprehensive Income (Loss)

For all periods presented comprehensive income (loss) is equal to net income
(loss).

                              Revenue Recognition

Revenues from aircraft maintenance service are generally recognized when services are performed and unbilled receivables are recorded based upon the percentage of completion method. Unbilled receivables are billed on the basis of contract terms (which are generally on completion of an aircraft) and deliveries. These service revenues are recorded in revenue over the course of the contract as the services are rendered. The Company changed its method of accounting for revenue at its engine overhaul facility in the second quarter of 2001. Revenues related to engine overhaul services are now recognized upon shipment of the overhauled engine. Prior to this change, revenue was recognized as services were performed based upon a percentage of completion method. The change in the method of accounting for revenue at the Company's engine overhaul facility did not have a material impact on the Company's financial position or current or prior periods results of operations. Gain on sale of equipment on lease is included in other operating revenue in the accompanying consolidated statements of operations. The Company exchanges rotable parts in need of service or overhaul for new, overhauled or serviceable parts in its inventory for a fee. Fees on exchanges are recorded as sales at the time the unit is shipped.

                                   Liquidity

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. On several occasions during 2001 and 2002 the Company has been out of compliance with certain of the covenants contained in its credit agreement with its senior lenders and under its tax retention operating lease ("TROL") financing arrangement (which is now recorded as a capital lease). The Company's senior lenders and the TROL financing lender waived all of the events of default arising from the covenant violations which occurred during 2001 and 2002, and the Company was in compliance with its senior credit agreements at March 31, 2002.

                TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2002
                       (In Thousands, Except Share Data)
                                  (Unaudited)


In May 2001, the Company completed the sale of the assets of its Caribe Aviation ("Caribe") component repair operation. The purchase price was $22,500, of which $21,750 was received in cash at the closing, $375,000 was received in January 2002 (net of certain post-closing adjustments) and the balance will be received in the second quarter of 2002. The Company used $10,000 of the proceeds from the sale to repay the Credit Facility and $5,500 to repay borrowings under outstanding term loans (see Note 4). The balance, net of expenses, was used for working capital. In addition, the purchaser acquired the real estate and facility on which the Caribe operation was located for an aggregate purchase price of $8,500. The proceeds from the sale of the real estate and facility were used to reduce the outstanding TROL financing (see Note 5) .

The Company's revolving credit facility and the $12,000 remaining balance on a term loan mature in July 2002, while another $10,000 term loan matures in August 2002.

As of May 14, 2002, the Company had $13,953 of availability for borrowing under its revolving credit facility. During 2001 the Company closed two of its airframe heavy maintenance MR&O facilities (one of which has been closed on a temporary basis), consolidated the operations of one of its component overhaul MR&O operations from two facilities to one, reduced its headcount at all of its MR&O facilities and implemented salary and benefit reductions that affected virtually all employees in order to lower its operating expenses. The Company is also currently working to refinance its senior debt (including its TROL capital lease obligation), all of which comes due in July and August 2002. The Company expects that it will refinance its senior debt (including its TROL capital lease obligation), prior to the maturity date of such debt, although there can be no assurance that such refinancings can be effected. Further, although the Company expects to be able to meet its working capital requirements from its available resources and from other sources, including funds available under its revolving credit facility, from operations, from sales of assets and from further equity and/or debt infusions, there can be no assurance that the Company will have sufficient working capital or that such other sources of funding will be available to the Company to meet its obligations.

2. DISCONTINUED OPERATIONS

In December 2000, the Company completed the sale of its redistribution operations, its new parts distribution operations and its parts manufacturing operations, all of which are treated as discontinued operations in these condensed consolidated financial statements. See the Form 10-K for particulars.

3. INVESTMENTS

In August 1999, the Company obtained a 50% interest in a limited liability corporation that designs, manufactures and installs an FAA approved conversion kit that converts certain Boeing 727 aircraft from passenger configuration to cargo configuration. The initial investment was $2,500 and prior to 2002 the Company invested an additional $4,073 in the form of cash advances and services. The Company accounts for this investment under the equity method. Sales to date have been minimal and the Company has incurred losses to date in fulfilling these sales. Realizability of this investment is dependent on the ability of the limited liability corporation to attract new business during future periods at rates sufficient to cover its costs including the investment made by the Company. As a result of economic and industry conditions, the Company wrote down the full unamortized carrying value of this investment in the third quarter of 2001.

4. NOTES PAYABLE AND REVOLVING LOAN

Senior Revolving Credit and Term Debt
-------------------------------------

The Company has a $37,500 revolving loan and letter of credit facility (the "Credit Facility") with a group of financial institutions. The Credit Facility, as amended to date expires in July 2002. Interest under the Credit Facility is, at the option of the Company, (a) Prime plus 3.0% or (b) LIBOR plus 4.5%. Borrowings under the Credit Facility are secured by a lien on substantially all of the Company's assets and the borrowing base consists primarily of certain of the Company's account receivables and inventory.

The Credit Facility contains certain financial covenants regarding the Company's financial performance and certain other covenants, including limitations on the amount of annual capital expenditures and the incurrence of additional debt, and provides for the suspension of borrowing and repayment of all debt in the event of a material adverse change in the business of the Company or a change in control as defined. A default under the Credit Facility could potentially result in a default under other agreements to which the Company is a party, including the TROL. In addition, the Credit Facility requires mandatory repayments and a reduction in the

                TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2002
                       (In Thousands, Except Share Data)
                                  (Unaudited)

total commitment under the Credit Facility from the proceeds of a sale of assets or an issuance of equity or debt securities or as a result of insufficient collateral to meet the borrowing base requirements thereunder. As of March 31, 2002, $12,754 was available for borrowing under the Credit Facility and outstanding letters of credit aggregated $12,100.

The Company has a $12,000 (originally $15,500) term loan from the financial institution that is the agent under the Credit Facility. The term loan is senior secured debt, bears interest at 12% per annum and contains financial and other covenants that are consistent with the Credit Facility. As discussed in Note 1, the Company repaid $3,500 of this term loan from the proceeds of the sale of Caribe, and the remaining principal balance is due in July 2002. Under the term loan agreement, the Company also granted the lender common stock purchase warrants to purchase 12,900 shares of the Company's common stock exercisable for $0.10 per share at any time until December 31, 2005. If the term loan is not repaid in full, the warrants entitle the holder to require the Company to repurchase the warrants or common shares issued upon prior exercise of the warrants at $85.00 per share. The lender has not required the Company to repurchase any warrants through May 13, 2002. The Company has recorded the value of these warrants as additional deferred financing costs and accrued expenses and is amortizing the deferred financing cost to interest expense over the term of this loan.

The Company also has a $10,000 term loan from a financial institution. This term loan is senior secured debt, bears interest at LIBOR plus 2% and matures in August 2002. In connection with this term loan, the Company issued warrants to purchase 25,000 shares of its unissued common stock at an exercise price of $40.00 per share to each of four individuals, one of whom is the Company's principal stockholder and one of whom is a director of the Company. Each of these individuals provided credit support to the financial institution that advanced the loan proceeds. The Company has recorded the value of these warrants as additional deferred financing costs and is amortizing this amount to expense over the term of the loan. In May 2001, the Company obtained a short-term increase in the term loan and thereafter repaid the additional borrowing from the proceeds of the Caribe sale. The Company's principal stockholder provided credit support for the increased amount of the term loan and, in return, received a cash fee of $67 and warrants to purchase 33,333 shares of the Company's common stock at an exercise price of $14.00 per share. The value of these warrants and the cash fee were charged to results of operations during the quarter ended June 30, 2001.

                           Senior Subordinated Notes
New Notes
---------

On February 28, 2002, in connection with the note exchange portion of the restructuring (See Note 7), the Company issued $100,000 face value in aggregate principal amount of 8.0% senior subordinated convertible paid-in-kind PIK notes ("New Notes"), which mature on December 31, 2006. The New Notes bear interest from the date of issuance, are payable at the Company's option either in cash or paid-in-kind through the issuance of additional New Notes semiannually on June 30 and December 31 of each year, commencing June 30, 2002. The Company expects to elect to pay interest in-kind. If the Company does not pay interest in cash as of an interest payment date, the Company will automatically be deemed to have paid such interest in-kind and additional New Notes in the amount of such interest payment will automatically be deemed to be outstanding from such date forward.

The New Notes are general unsecured obligations and are subordinated in right of payment to all current and future senior debt. The New Notes are fully and unconditionally guaranteed by substantially all of the Company's existing subsidiaries and each subsidiary that will be organized in the future by the Company, unless such subsidiary is designated as an unrestricted subsidiary. The indenture provides that under certain circumstances, the Company may be able to designate current or future subsidiaries as unrestricted subsidiaries. Unrestricted subsidiaries will not be subject to many of the restrictive covenants set forth in the indenture. Subsidiary guaranties are subordinated in right of payment to all existing and future senior debt of subsidiary guarantors, including the Credit Facility, and are also effectively subordinated to all secured obligations or subsidiary guarantors to the extent of the assets securing their obligations, including the Credit Facility. The Company has not presented separate financial statements and other disclosure concerning each subsidiary guarantor because management has determined that such information is not material to investors.

The indenture for the New Notes (i) permits the Company to incur indebtedness equal to the greater of $95,000 or an amount that satisfies a fixed charge coverage ratio of 2.25 to 1, (ii) requires the Company, upon a change of control or certain asset sales, to repurchase the New Notes at a price equal to the redemption price which the Company would be obligated to pay if it redeemed the New Notes on the date of the change of control or asset sale; and (iii) does not contain a provision requiring acceleration of any premium due upon acceleration of the New Notes upon an event of default by reason of any willful action (or inaction) taken (or not taken) by the Company with the intention of avoiding the prohibition on the redemption of New Notes. The indenture limits the aggregate principal amount of New Notes that may be issued to $100,000.



The New Notes are redeemable at the Company's option at the following percentages of par plus accrued interest on the par value through the date of redemption: 2002 - 70.0%, 2003 - 72.5%, 2004 - 73.0%, 2005 - 75.625% and 2006 -
77.5%.  The New Notes also provide that the holders will receive an aggregate of
4.5 million shares of common stock if the New Notes are redeemed in 2002 or 2003 and an aggregate of 3.0 million shares of common stock if the New Notes are redeemed in 2004, 2005 or 2006.

                TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2002
                       (In Thousands, Except Share Data)
                                  (Unaudited)

If the New Notes have not already been redeemed or repurchased, the New Notes, including those New Notes previously issued as paid-in-kind interest and all accrued but unpaid interest, will automatically convert on December 31, 2006 into an aggregate of 270.3 million shares of common stock. Holders of New Notes will not receive any cash payment representing principal or accrued and unpaid interest upon conversion; instead, holders will receive a fixed number of shares of common stock and a cash payment to account for any fractional shares.

Old Notes
---------

In 1998, the Company sold $165,000 of senior subordinated notes ("Old Notes") with a coupon rate of 8.125% at a price of 99.395%, which mature on February 15, 2008. On February 28, 2002, $149,000 face value of these notes were cancelled as part of the note exchange in exchange for cash and securities, and substantially all of the covenant protection contained in the indenture relating to the remaining Old Notes was extinguished. As a result of the exchange offer and consent solicitation, $16,201 in aggregate principal amount, net of unamortized discount, remain outstanding. See Note 7 for a description of the note exchange transaction. Interest on the Old Notes is payable on February 15 and August 15 of each year. The Old Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt, including indebtedness outstanding under the Credit Facility and under facilities which may replace the Credit Facility in the future, and to the New Notes. In addition, the Old Notes are effectively subordinated to all secured obligations to the extent of the assets securing such obligations, including the Credit Facility.

The Old Notes are fully and unconditionally guaranteed, on a senior subordinated basis, by substantially all of the Company's existing subsidiaries and each subsidiary that will be organized in the future by the Company, unless such subsidiary is designated as an unrestricted subsidiary. Subsidiary guarantees are joint and several, full and unconditional, general unsecured obligations of the subsidiary guarantors. Subsidiary guarantees are subordinated in right of payment to all existing and future senior debt of subsidiary guarantors, including the Credit Facility, and are also effectively subordinated to all secured obligations of subsidiary guarantors to the extent of the assets securing their obligations, including the Credit Facility.

5. COMMITMENTS AND CONTINGENCIES

                             Litigation And Claims

Several lawsuits have been filed against the Company and certain of its officers and directors, and its auditors, in the United States District Court for the Southern District of Florida, which have now been consolidated into a single lawsuit. The consolidated complaint, as amended in March 2000, September 2000 and September 2001, alleges violations of Sections 11 and 15 of the Securities Act of 1933 ("Securities Act") and Sections 10(b) and 20(a) of, and Rule 10b-5 under, the Securities Exchange Act of 1934 ("Exchange Act"). Among other matters, the complaint alleges that the Company's reported financial results in 1997, 1998 and 1999 were materially misleading and violated generally accepted accounting principles. The amended consolidated complaint seeks damages and certification of two classes, one consisting of purchasers of the Company's common stock in the Company's June 1999 public offering and one consisting of purchasers of the Company's common stock during the period between April 30, 1997 and April 14, 2000.

As of May 6, 2002, the Company entered into an agreement to settle these claims. Under the settlement agreement, the fairness of which must still be approved by the District Court before the settlement can become effective, the Company will pay $11,500 in cash, all of which will be paid by the Company's directors' and officers' liability insurance carrier, and will issue certain securities, as described below, in full settlement of the claims. The securities to be issued are: (i) 1,250,000 shares of the Company's authorized but unissued common stock,
(ii) $4,000 of the Company's new 8% Junior Subordinated Convertible PIK Notes due 2007 (with terms similar to, but structurally subordinated to, the New Notes), and (iii) warrants to purchase 4,150,000 shares of the Company's common stock at an exercise price of $5.16 per share. If the settlement is approved by the District Court, all claims against the Company and the other defendants will be dismissed without any admission of liability or wrongdoing. The Company has recorded a charge of $8,000 during the quarter ended March 31, 2002 related to the value of the securities to be issued in this settlement.

The U.S. Securities and Exchange Commission is conducting an inquiry into the Company's accounting for certain transactions prior to 2001. The Company is cooperating with the SEC in its inquiry.

In November 2001, the Company was sued by several former employees of its Oscoda, Michigan heavy airframe maintenance

                TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2002
                      (In Thousands, Except Share Data)
                                  (Unaudited)

operation, on behalf of themselves and purportedly on behalf of a class of similarly situated employees, for alleged violations of the Worker Adjustment and Retraining Notification Act in connection with its spring 2001 temporary closure of that operation. The suit, which was filed in the U.S. District Court for the Eastern District of Michigan, seeks back pay (including salary and accrued vacations) and other benefits for each of the affected employees for a sixty day period after such employees were terminated. The Company believes that it has valid defenses to this suit and intends to vigorously defend this suit. Nevertheless, unfavorable resolution of this suit could have a material adverse effect on the Company's financial condition and results of operations.

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

Accrued expenses in the accompanying December 31, 2001 and March 31, 2002 condensed consolidated balance sheets includes $1,961 related to obligations to remediate the environmental matters described above. Future information and developments will require the Company to continually reassess the expected impact of the environmental matters discussed above. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. These uncertainties include the extent of required remediation based on testing and evaluation not yet completed and the varying costs and effectiveness of remediation methods.

                    Tax Retention Operating Lease Financing

The Company has a TROL financing arrangement that was utilized to develop two facilities: (i) a corporate headquarters and warehouse facility, which has been subleased to Kellstrom Industries, Inc., and (ii) a facility to house the Company's Caribe operations which were sold in May 2001. The lease is a triple net lease with annual rent as provided in the lease. Pursuant to an amendment to the TROL agreements executed in November 2001, the lease maturity is now July 2002. The lease contains financial covenants regarding the Company's financial performance and certain other affirmative and negative covenants, with which the Company will be obligated to comply during the term of the lease.

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

The original TROL financing was a $43,000 loan facility provided by a financial institution. As discussed in Note 1, in conjunction with the sale of Caribe the purchaser of that business also acquired the real estate and facility used by the Caribe business for $8,500. These proceeds were used to repay the portion of the TROL financing. Further, in November 2001, the lender drew down in full a $9,000 letter of credit that the Company had posted as security for this loan. As a result of the draw on the letter of credit and modifications made to the required lease payments under a November 2001 amendment to

                TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2002
                      (In Thousands, Except Share Data)
                                  (Unaudited)

the lease, the Company has determined that the lease now qualifies as a capital lease. Since the Company intends to sell this property, the Company recorded a capitalized lease asset held for sale and a related capital lease liability in the amount of $34,240 in the third quarter of 2001. The capital lease liability was then reduced by the application of the proceeds of the $9,000 letter of credit. At that time, management estimated that the recorded value of the capitalized asset held for sale exceeded its fair market value by approximately $9,000 and recorded an impairment charge (included in other expense) for that amount. The Company and substantially all of its subsidiaries have guaranteed the repayment of the remaining $25,240 principal balance of the TROL financing. The TROL financing is secured by a lien on the real property and improvements comprising the facilities and on the fixtures therein.

The lease agreement has been amended on several occasions. Under the terms of an April 2001 amendment, two stockholders of the Company provided a guarantee in an amount up to $1,000. In exchange for providing their guarantee, the stockholders each received warrants to purchase 5,000 shares of the Company's common stock at an exercise price of $17.50 per share, the value of which ($102) was charged to results of operations during 2001. Such guarantee was released in conjunction with the sale of Caribe and repayment of proceeds relating to the sale of the real estate and facility as discussed above. As part of the April 2001 amendment, the lessor also agreed to waive non-compliance with financial covenants, if any, through the period ended December 31, 2001. As of December 31,2002, the Company was not in compliance with certain covenants contained in the lease agreement. Subsequently, the lessor has waived all such events of non-compliance.

                                 Other Matters

The Company realized a tax benefit of $3.8 million during three months ended March 31, 2002 as a result of changes made by Congress in the recently enacted Economic Stimulus Tax Package, which permits businesses to carry net operating losses back to offset taxable income from the previous five years (instead of three years under prior law).

The Company has employment agreements with its executive officers and certain of its key employees. The employment agreements provide that such officers and key employees may earn bonuses, based upon a sliding percentage scale of their base salaries, provided the Company achieves certain financial operating results, as defined. Further, certain of these employment agreements provide for certain severance benefits in the event of a change of control.

In January 2001, the Company sold a loan relating to its former corporate headquarters to its principal stockholder for 90% of the then outstanding principal balance of $2,006. In conjunction with the transaction, the Company granted to the stockholder warrants to purchase 2,500 shares of common stock at an exercise price of $36.25 per share. The value of the warrants of $46 was charged to operating results and credited to additional paid-in capital.

6. EARNINGS PER SHARE


                                                                      For the Three
                                                                      Months Ended
                                                                         March 31,
                                                                       -----------
                                                                    2001           2002
                                                                    ----           ----
Weighted average common and common equivalent shares
  Outstanding used in calculating earnings per share:
  Basic.......................................................   1,501,532      11,328,223
  Effect of dilutive securities...............................          --      93,433,607
                                                                 ---------     -----------
  Diluted.....................................................   1,501,532     104,761,830
                                                                 =========     ===========
Options and warrants outstanding which are not
  included in the calculation of diluted earnings
  per share because their impact is antidilutive.............      294,700       6,430,195
                                                                 =========     ===========

                TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2002
                      (In Thousands, Except Share Data)
                                  (Unaudited)


7. NOTE EXCHANGE AND RIGHTS OFFERING

On February 28, 2002 the Company completed a significant restructuring of its capital and equity. The restructuring consisted of four parts. The first part was a reverse split (on a one-share-for-ten-shares basis) of the Company's outstanding common stock, reducing its outstanding common shares from 15.0 million shares to 1.5 million shares (5% of the restructured entity) and an increase in the Company's authorized shares from 30.0 million shares to 500.0 million shares. The second part was an offer to the holders of the Company's Old Notes to exchange their Old Notes for up to $10,000 in cash, $100,000 of the New Notes, 4.5 million shares of the Company's common stock (15% of the restructured entity) and five-year warrants to purchase an additional 3.0 million shares of common stock at an exercise price of $5.16 per share (collectively, the "Note Exchange"). A condition to the closing of the Note Exchange offer was that the holders of 80% or more of the outstanding Old Notes tender their Old Notes in the Note Exchange. The third part was a rights offering to the existing stockholders to raise funds to pay the cash portion of the Note Exchange offer and the expenses of the restructuring, and to provide the Company with working capital for ongoing business operations. In the rights offering, the Company offered 24.0 million shares of common stock (80% of the restructured entity) to raise $20,000. In connection with the rights offering, Lacy J. Harber, the Company's principal stockholder, agreed to purchase unsold allotments. The last part consisted of the issuance to the pre-restructuring holders of the Company's common stock of five-year warrants to purchase an additional 3.0 million shares of common stock at an exercise price of $5.16 per share.

In the rights offering, the Company sold 12.0 million shares of common stock to the existing stockholders (including Mr. Harber), and Mr. Harber purchased the balance of the shares (12.0 million shares) offered in the rights offering pursuant to his obligation to purchase unsold allotments. In the Note Exchange, the Company exchanged approximately $149,000 face value of Old Notes (approximately 90% of the Old Notes) for $5,081 in cash, and all of the New Notes, shares and warrants described above. The Company is using the net proceeds of the rights offering, approximating $10,000 after payment of the cash proceeds of the Note Exchange, accrued interest on the Old Notes not tendered, and expenses of the restructuring, to reduce trade payables and to provide working capital for the Company's ongoing business operations. The restructuring has been recorded in accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." As a result of the restructuring, the Company has recognized an extraordinary gain of $27,279, net of tax, in the first quarter of 2002. Additionally, due to the application of SFAS No. 15, the Company will no longer record interest expense on the New Notes, as the New Notes are carried at their maximum potential cash redemption value (including interest) through their maturity. For a description of the terms of the New Notes, see Note 4.

As a result of the Note Exchange, $16,192 in aggregate principal amount, net of unamortized discount, of the Old Notes remain outstanding. As part of the Note Exchange, the holders of such Old Notes agreed to remove substantially all of the covenant protections contained in the indenture for the Old Notes.

8. SUBSEQUENT EVENTS

                                  Tax Refund

Subsequent to March 31, 2002, the Company applied for and received $11,060 of federal income tax refunds as a result of carrying back net operating losses to offset taxable income from prior years.

                      Proposed Settlement With Kellstrom

On April 26, 2002, the Company entered into a Post-Closing Resolution Agreement (the "Resolution Agreement") with Kellstrom Industries, Inc. ("Kellstrom") which superceded the post-closing resolution agreement entered into with Kellstrom in February 2002. The Resolution Agreement is intended to resolve and settle globally outstanding disputes between the Company and Kellstrom (the "Settlement") relating to matters arising out of sale of the Company's redistribution operation to Kellstrom and KAV Inventory LLC in a series of transactions intended to constitute a single transaction (the "Transaction"). For information about the Transaction, see the Form 10-K.

The Resolution Agreement provides that:

    - Kellstrom will purchase the furniture, fixtures and equipment ("FF&E") used in the redistibution operation and currently leased to Kellstrom;

                TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2002
                      (In Thousands, Except Share Data)
                                  (Unaudited)

     - Kellstrom will "put" certain uncollected accounts receivable which were sold as part of the sale of the assets of the redistribution operation to the Company in accordance with the terms of the purchase agreement relating to the Transaction;

     - Kellstrom and the Company will resolve outstanding purchase price adjustment disputes under the purchase agreements relating to the Transaction;

     - The Company and Kellstrom will settle and setoff amounts due and owing in the ordinary course between Kellstrom and the Company, including certain rental amounts owed by Kellstrom under the lease for the Miramar property (the "Miramar Lease");

     - The Miramar Lease to Kellstrom of the 545,000 square foot Miramar, Florida warehouse and office facility (the "Miramar Facility") will be amended to provide for a term of twenty (20) years with an annual minimum rental of $2,750 for the first five years, $3,000 for years six through ten and a fair market value thereafter (all subject to CPI increases). Further, the amended Miramar Lease will provide Kellstrom with a one-time right to terminate the Miramar Lease upon the completion of the 7th lease year after the closing of the Settlement;

     - The Non-Competition Agreement between the Company and Kellstrom will be amended to, among other things, allow the Company's Aerocell Structures flight surfaces MR&O operation to exchange flight surfaces with its customers and to allow the Company, during the six months following the completion of the Settlement, to sell up to $4,000 of aircraft parts;

     - The Cooperation Agreement between Kellstrom and the Company, which obligates the Company to purchase aircraft parts from Kellstrom, will be terminated;

     - The Company will support a new consignment agreement for the consignment of the KAV inventory to Kellstrom on amended terms; and

     -  The Company and Kellstrom's lenders will execute general releases.

Closing of the Settlement is subject to various closing conditions. In particular, the Settlement is subject to approval of the bankruptcy court in Kellstrom's Chapter 11 bankruptcy proceeding in the United States Bankruptcy Court for the District of Delaware (Case no. 02-10536). The closing of the Settlement is also subject to, among other conditions, the approval of the Company's senior revolving credit lenders and its TROL lender, and to a satisfactory long-term restructuring of the TROL facility.

In December 2000, at the time of the Company's sale of its redistribution operation to Kellstrom, four investors posted $8,000 in letters of credit with Kellstrom's lenders to support Kellstrom's senior revolving credit facility. One of those investors is an entity controlled by Lacy Harber, the Company's principal stockholder. A second is an entity controlled by Robert Alpert, a former director and principal stockholder of the Company. The letters of credit were drawn by Kellstrom's senior lenders in October 2001 and the four investors are now creditors of Kellstrom in its bankruptcy proceeding.

As part of the Resolution Agreement, Kellstrom has agreed to grant the four investors an option to purchase a facility owned by Kellstrom located in Sunrise, Florida for a period of one year following the closing of the Settlement for a net amount of $5,500, which includes a credit for the $8,000 of letters of credit which were previously drawn by Kellstrom's lenders. The Kellstrom Lenders have also agreed to execute mutual releases with Kellstrom's lenders at the completion of the Settlement. Completion of this transaction is one of the conditions to the closing of the Settlement with Kellstrom.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNLESS THE CONTEXT OTHERWISE REQUIRES, REFERENCES TO "TIMCO," "WE," "OUR" AND "US" IN THIS QUARTERLY REPORT ON FORM 10-Q INCLUDES TIMCO AVIATION SERVICES, INC. (FORMERLY KNOWN AS AVIATION SALES COMPANY) AND ITS SUBSIDIARIES. THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS OR MAY CONTAIN FORWARD-LOOKING STATEMENTS, SUCH AS STATEMENTS REGARDING OUR STRATEGY AND ANTICIPATED TRENDS IN THE INDUSTRY IN WHICH WE OPERATE. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON OUR CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATING TO OUR OPERATIONS AND RESULTS OF OPERATIONS, COMPETITIVE FACTORS, SHIFTS IN MARKET DEMAND, AND OTHER RISKS AND UNCERTAINTIES, INCLUDING, IN ADDITION TO THOSE DESCRIBED BELOW AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OUR ANNUAL REPORT ON FORM 10-K FOR 2001 (THE "FORM 10-K"), OUR ABILITY TO CONTINUE TO GENERATE SUFFICIENT WORKING CAPITAL TO MEET OUR OPERATING REQUIREMENTS AND SERVICE OUR INDEBTEDNESS, OUR ABILITY TO REFINANCE OUR SENIOR DEBT, WHICH COMES DUE IN JULY 2002 AND AUGUST 2002, OUR MAINTAINING GOOD WORKING RELATIONSHIPS WITH OUR VENDORS AND CUSTOMERS, COMPETITIVE PRICING FOR OUR PRODUCTS AND SERVICES, OUR ABILITY TO ACHIEVE GROSS PROFIT MARGINS AT WHICH WE CAN BE PROFITABLE, INCLUDING MARGINS ON SERVICES WE PERFORM AT A FIXED PRICE BASIS, INCREASED COMPETITION IN THE AIRCRAFT MAINTENANCE, REPAIR AND OVERHAUL MARKET AND THE IMPACT ON THAT MARKET AND THE COMPANY OF THE TERRORIST ATTACKS ON SEPTEMBER 11, 2001, OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL IN OUR BUSINESSES, UTILIZATION RATES FOR OUR MR&O FACILITIES, OUR ABILITY TO EFFECTIVELY INTEGRATE FUTURE ACQUISITIONS, OUR ABILITY TO EFFECTIVELY MANAGE OUR BUSINESS, ECONOMIC FACTORS WHICH AFFECT THE AIRLINE INDUSTRY AND CHANGES IN GOVERNMENT REGULATIONS. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM RESULTS EXPRESSED OR IMPLIED IN ANY FORWARD-LOOKING STATEMENTS MADE BY US IN THIS QUARTERLY REPORT ON FORM 10-Q. WE DO NOT UNDERTAKE ANY OBLIGATION TO REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR CIRCUMSTANCES.

The following discussion and analysis should be read in conjunction with the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K.


Note Exchange Offer and Rights Offering

On February 28, 2002, we completed a significant restructuring of our capital and equity. The restructuring consisted of four parts. The first part was a reverse split (on a one-share-for-ten-shares basis) of our outstanding common stock, reducing our outstanding common shares from 15.0 million shares to 1.5 million shares (5% of the restructured entity) and an increase in our authorized shares from 30.0 million shares to 500.0 million shares. The second part was an offer to the holders of our $165.0 million of 8 1/8% senior subordinated notes due 2008 to exchange their Old Notes (the "Old Notes") for up to $10.0 million in cash, $100.0 million of new 8% senior subordinated convertible pay-in kind notes due 2006 (the "New Notes"), 4.5 million shares of our common stock (15% of the restructured entity) and five-year warrants to purchase an additional 3.0 million shares of common stock at an exercise price of $5.16 per share (collectively, the "Note Exchange"). A condition to the closing of the Note Exchange offer was that the holders of 80% or more of the outstanding Old Notes tender their Old Notes in the Note Exchange. The third part was a rights offering to our existing stockholders to raise funds to pay the cash portion of the Note Exchange offer and the expenses of the restructuring, and to provide us with working capital for ongoing business operations. In the rights offering, we offered 24.0 million shares of our common stock (80% of the restructured entity) to raise $20.0 million. In connection with the rights offering, Lacy J. Harber, our principal stockholder, agreed to purchase unsold allotments. The last part consisted of the issuance to the pre-restructuring holders of our common stock of five-year warrants to purchase an additional 3.0 million shares of common stock at an exercise price of $5.16 per share.

In the rights offering, we sold 12.0 million shares of common stock to our existing stockholders (including Mr. Harber), and Mr. Harber purchased the balance of the shares (12.0 million shares) offered in the rights offering pursuant to his obligation to purchase unsold allotments. In the Note Exchange, we exchanged $149.0 million face value of Old Notes (approximately 90% of the Old Notes) for $5.1 million in cash, and all of the New Notes, shares and warrants described above. We are using the net proceeds of the rights offering, approximating $10.0 million after payment of the cash proceeds of the Note Exchange, accrued interest on the bonds not tendered, and expenses of the restructuring, to reduce trade payables and to provide working capital for our ongoing business operations. The restructuring has been recorded in accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." As a result, we have recognized an extraordinary gain of $27.3 million, net of tax, in the first quarter of 2002. Additionally, because of SFAS No. 15, we will not record interest expense on the New Notes, as the New Notes are already carried on our consolidated financial statements at their maximum potential cash redemption value (including interest) through their maturity.

The New Notes are redeemable at our option at the following percentages of par plus accrued interest on the par value through the date of redemption: 2002 - 70.0%, 2003 - 72.5%, 2004 - 73.0%, 2005 - 75.625% and 2006 - 77.5%. Pursuant to
the terms of the New Notes, which were issued in the Note Exchange, we are also obligated to issue additional shares of common stock when the New Notes are either redeemed or mature. If the New Notes are redeemed in 2002 or 2003, the Company will issue an additional 4.5 million shares of common stock as part of the redemption consideration. If the New Notes are redeemed in 2004, 2005 or 2006 (prior to maturity), the Company will issue an additional 3.0 million shares of common stock as part of the redemption consideration. If the New Notes have not been redeemed prior to their maturity at the close of business on December 31, 2006, the New Notes will automatically convert into an additional
270.3 million shares of our common stock.

As a result of the exchange offer and consent solicitation, $16,192 in aggregate principal amount of the Old Notes, net of unamortized discount, remain outstanding. As part of the Note Exchange, the holders of such Old Notes agreed to remove substantially all of the covenant protections contained in the indenture for the Old Notes.


Agreement to Settle Securities Class Action Litigation

As of May 6, 2002, we entered into an agreement to settle the securities class action litigation previously filed against us and certain of our former directors and officers, and our auditors, in the United States District Court for the Southern District of Florida. Under the settlement agreement, the fairness of which must still be approved by the District Court before the settlement can become effective, the Company will pay $11.5 million in cash, all of which will be paid by our directors' and officers' liability insurance carrier, and will issue certain securities, as described below, in full settlement of the claims. The securities to be issued are: (i) 1,250,000 shares of our authorized but unissued common stock, (ii) $4.0 million of our new 8% Junior Subordinated Convertible PIK Notes due 2007 (with terms similar to, but structurally subordinated to, the New Notes), and (iii) warrants to purchase 4,150,000 shares of our common stock at an exercise price of $5.16 per share. If the settlement is approved by the District Court, all claims against us and the other defendants will be dismissed without any admission of liability or wrongdoing. We have recorded a charge of $8.0 million during the quarter ended March 31, 2002 related to the value of the securities to be issued in this settlement.

Recent Developments Concerning Our Operations

The September 11, 2001 terrorist attacks against the United States of America have had a severe impact on the aviation industry. As a result of these attacks and their related aftermath, many commercial passenger airlines and air cargo carriers reported significant reductions in their capacity and have taken out of service upwards of 20% of their aircraft. This reduction in capacity caused by the September 11, 2001 events caused the airline industry to incur significant losses in 2001 and lessened the aircraft maintenance required by such airlines (and thereby the amount of maintenance being outsourced to companies like TIMCO). While recently airlines are reporting significant increases in their passenger volumes and it appears that passenger levels will soon return to pre-September 11th levels, the effect of the terrorist acts and the state of the economy in general will continue to have a negative impact on our business. In response, during 2001 and the first quarter of 2002 we have taken steps, including head count reductions, to reduce our costs. These terrorist attacks have also impacted our competition, with some of our competitors exiting the MR&O business.

We believe that we will meet our working capital requirements during 2002 from funds available under our revolving credit agreement, from our operations, from sales of individual assets or our equity securities, from debt infusions and other sources. We are currently working to refinance our senior debt, all of which comes due in July 2002 and August 2002. While we believe that we will successfully refinance our senior debt, there can be no assurance that we will be able to do so or that we will have sufficient working capital to meet our requirements.


Results of Operations
                                    General

Operating revenues consist primarily of service revenues and sales of materials consumed while providing services, net of allowances for returns. Cost of sales consists primarily of labor, materials and freight charges.

Our operating results have fluctuated in the past and may fluctuate significantly in the future. Many factors affect our operating results, including:

   - decisions made regarding sales of our assets to reduce our debt,

   - timing of repair orders and payments from large customers,

 - the state of the economy generally and the state of the airline industry specifically,

 - competition from other third-party MR&O service providers,

 - the number of airline customers seeking repair services at any time,

 - the impact of fixed pricing on gross margins and our ability to accurately project our costs in a dynamic environment,

 - our ability to fully and efficiently utilize our hangar space dedicated to maintenance and repair services,

 - the volume and timing for 727 cargo conversions and the impact during future periods on airline use of both the 727 fleet type and JT8D engines (both of which are older models) as a result of increased fuel costs and other factors,

 - our ability to attract and retain a sufficient number of mechanics to perform the MR&O services requested by our customers, and

 - the timeliness of customer aircraft arriving for scheduled maintenance.

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

                  Three Months Ended March 31, 2002 and 2001

Operating revenue for the three months ended March 31, 2002 decreased $24.1 million or 29.5% to $57.5 million, from $81.6 million for the three months ended March 31, 2001. Operating revenue for the first quarter of 2001 included $21.4 million from facilities and operations that were closed or sold in 2001.
Without the revenue from these facilities and operations, comparative 2001 three-month revenue would have been $60.2 million.

The decrease in revenue is primarily attributable to decreased revenue from our heavy airframe maintenance operations. This decrease was generally caused by a reduction in market opportunities due to adverse market conditions, which have caused many of our customers to delay maintenance on their aircraft or park older aircraft maintained by us due to rising fuel prices and general economic conditions. In addition, as discussed above, revenue decreased due to the sale of the Caribe MR&O operation in the second quarter of 2001, the consolidation of our Winston Salem, North Carolina heavy airframe maintenance facility into our Greensboro, North Carolina operations and the closure of our Oscoda operations. It was also impacted by competitive conditions in the marketplace, which experienced substantial overcapacity throughout 2001, causing us to increasingly use fixed pricing on many of our MR&O contracts.

Gross profit increased $6.8 million to $6.2 million for the three months ended March 31, 2002, compared with a gross loss of ($0.6) million for the three months ended March 31, 2001. This increase is due primarily to improved operating efficiencies, resulting in a higher revenue realization per labor hour, and cost reductions achieved through consolidation of operations in addition to company-wide salary and benefit reductions in April 2001. Gross profit as a percentage of operating revenues increased to 10.9% for the three months ended March 31, 2002, from (0.7%) for the three months ended March, 2001.

Operating expenses decreased $4.9 million or 57.8% to $3.6 million for the three months ended March 31, 2002, compared with $8.4 million for the three months ended March 31, 2001. Operating expenses as a percentage of operating revenues were 6.2% for the three months ended March 31, 2002, compared to 10.3% for the three months ended March 31, 2001. The reduction of operating expenses is mainly due to the lower sales volumes noted above, the closing of our Miramar headquarters and moving those offices to our Greensboro location, the sale of Caribe and the salary and benefit reductions noted above. Operating expenses for the three months ended March 31, 2001 also included a charge of approximately $1.0 million relating to the closure of the Oscoda, Michigan heavy airframe maintenance facility and the consolidation of Aircraft Interior Design into a single facility.

As a result of these factors, income from operations was $2.7 million for the 2002 first quarter, compared to a loss from operations of $9.0 million for the first quarter of 2001.

The Company recorded a charge of $8.0 million during the three months ended March 31, 2002 related to an agreement to settle the pending class action securities litigation. See Note 5 of Notes to Condensed Consolidated Financial Statements.

Interest expense and other for the three months ended March 31, 2002 decreased by $1.3 million or 20.5% to $5.2 million, from $6.5 million for the three months ended March 31, 2001. The decrease was primarily attributable to lower outstanding debt balances as a result of selling Caribe, completing the Note Exchange and Rights Offering, and slightly lower interest rates from period to period. Amortization of deferred financing costs (which is included in interest expense and other) was $2.5 million for the 2002 period, compared to $1.0 million for 2001.

As a result of the above factors, the loss before income taxes, discontinued operations and extraordinary gain for the three months ended March 31, 2002 was a loss of $10.5 million, compared to a loss of $15.5 million for the three months ended March 31, 2001. Without the non-cash charge relating to the settlement of the class action, the Company would have reported a loss from operations before taxes, discontinued operations and extraordinary gain of $2.5 million for the 2002 first quarter.

The Company also recorded during the 2002 three month period a $3.8 million tax benefit as a result of the signing of the Economic Stimulus Package into law, which permits businesses to carry net operating losses back to offset taxable income from the previous five years. After accounting for this tax benefit, the Company would have reported net income from continuing operations of $1.3 million for the quarter, without accounting for the extraordinary gain and the non-cash charge relating to the class action settlement.

For the reasons set forth above, loss from continuing operations for the three months ended March 31, 2002 was $6.7 million or $0.59 per basic share and $0.06 per diluted share, compared to a loss of $15.5 million, or $10.33 per basic share and diluted share for the three months ended March 31, 2001. Weighted average common and common equivalent shares outstanding (diluted) were 104.8 million and 1.5 million for the three months ended March 31, 2002 and 2001, respectively. Diluted shares outstanding includes full dilution for the conversion of the New Notes in December 2006 if they have not been redeemed by that date.

Income from discontinued operations for the three months ended March 31, 2002 was $0.2 million or less than $0.01 per diluted share, compared to $0.3 million or $0.20 per diluted share for the three months ended March 31, 2001.

During the three months ended March 31, 2002, we recognized a $27.3 million extraordinary gain relating to our Note Exchange. See discussion above and Note 7 of Notes to Condensed Consolidated Financial Statements.


Liquidity and Capital Resources
                                   Liquidity

As of March 31, 2002, we had outstanding indebtedness of approximately $183.3 million (excluding outstanding letters of credit of $12.1 million), of which $47.2 million was senior debt that matures in July and August 2002, including amounts due under the TROL financing, which is now characterized as a capital lease, and the remainder of which was other indebtedness. We do not anticipate that we will be able to pay our senior debt when it matures and, accordingly, we are actively negotiating to refinance all of our currently outstanding senior debt. Our ability to make payments of principal and interest on outstanding debt will depend upon our future operating performance, which will be subject to economic, financial, competitive and other factors beyond our control. The level of our indebtedness is also important due to:

 - our vulnerability to adverse general economic and industry conditions,

 - our ability to obtain additional financing for future working capital expenditures, general corporate and other purposes, and

 - the dedication of a substantial portion of our future cash flow from operations to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations and future business opportunities.

During 2001 and 2002 to date, we have relied upon borrowings under our credit facility and the proceeds from term loans, our asset sales, tax refunds and the rights offering to meet our working capital requirements. We cannot assure you that financing alternatives will be available to us in the future to support our working capital requirements.

Subsequent to March 31, 2002 the Company applied for and received $11.1 million of federal income tax refunds as a result of carrying back net operating losses to offset taxable income from prior years.

While we had a negative net worth of $86.2 million at March 31, 2002, it includes as a liability $115.8 million of the New Notes. While we have the right, but not the obligation to redeem the New Notes for cash and equity, other than in connection with a change in control we will never be obligated to make any cash payments to the holders of the New Notes. As such, had our New Notes been converted into common stock as of March 31, 2002, our pro-forma stockholders' equity would have been $29.6 million.

                                      Cash

Net cash provided by continuing operating activities during the three months ended March 31, 2002 was $3.7 million, compared to a use of cash of ($7.0) million for the three months ended March 31, 2001. Cash provided by operating activities was primarily the result of cash earnings of approximately $4.8 million and decreases in accounts receivable and inventories of $7.7 million and $8.5 million, respectively, partially offset by reductions in trade payables of $8.5 million, other liabilities of $6.4 million and an increase in other assets of $2.4 million. Cash of $0.3 million was used investing activities during the three months ended March 31, 2002 for the purchase of fixed assets. Cash used in financing activities during the period was $3.1 million. Net proceeds from the rights offering of $19.8 million were used to fund the exchange offer, including $5.1 million for the retirement of Old Notes and $5.0 million for expenses of the exchange offer. The remaining proceeds, along with cash from operations, were used to pay down the revolver balance of $12.1 million and to pay $0.7 million of bank fees. Cash of $0.3 million was also used to pay liabilities of our discontinued operations.

                            Senior Credit Facilities

We have a $37.5 million revolving loan and letter of credit facility (the "Credit Facility") with a group of financial institutions. The Credit Facility, as amended to date expires in July 2002. Interest under the Credit Facility is, at our option, (a) Prime plus 3.0% or (b) LIBOR plus 4.5%. Borrowings under the Credit Facility are secured by a lien on substantially all of our assets and the borrowing base consists primarily of certain of our account receivables and inventory.

The Credit Facility contains certain financial covenants regarding our financial performance and certain other covenants, including limitations on the amount of annual capital expenditures and the incurrence of additional debt, and provides for the suspension of borrowing and repayment of all debt in the event of a material adverse change in our business or a change in control as defined. A default under the Credit Facility could potentially result in a default under other agreements to which we are a party, including the TROL financing. In addition, the Credit Facility requires mandatory repayments and a reduction in the total commitment under the Credit Facility from the proceeds of a sale of assets or an issuance of equity or debt securities or as a result of insufficient collateral to meet the borrowing base requirements thereunder. As of March 31, 2002, $12.8 million was available for borrowing under the Credit Facility and outstanding letters of credit aggregated $12.1 million.

We have a $12.0 million (originally $15.5 million) term loan from the financial institution that is the agent under the Credit Facility. The term loan is senior secured debt, bears interest at 12% per annum and contains financial and other covenants that are consistent with the Credit Facility. We repaid $3.5 million of the term loan from the proceeds of the sale of Caribe and the remaining principal balance is due in July 2002. Under the term loan agreement, we also granted the lender common stock purchase warrants to purchase 12,900 shares of our common stock exercisable for $0.10 per share at any time until December 31, 2005. If the term loan is not repaid in full, the warrants entitle the holder to require us to repurchase the warrants or common shares issued upon prior exercise of the warrants at $85.00 per share. The lender has not required us to repurchase any warrants through May 13, 2002. The Company has recorded the value of these warrants as additional deferred financing costs and accrued expenses and is amortizing this amount to interest expense over the term of this loan.

We also have a $10.0 million term loan from a financial institution. This term loan is senior secured debt, bears interest at LIBOR plus 2% and matures in August 2002. In connection with the term loan, we issued warrants to purchase 25,000 shares of our common stock at an exercise price of $40.00 per share to each of four individuals, one of whom is our principal stockholder and one of whom is a director. Each of these individuals provided credit support to the financial institution that advanced the loan proceeds. We have recorded the value of these warrants as additional deferred financing costs and are amortizing this amount to expense over the term of the loan. In May 2001, we obtained a short-term increase in the term loan and thereafter repaid the additional borrowing from the proceeds of the Caribe sale. Our principal stockholder provided credit support for the increased amount of the term loan and, in return, received a cash fee of $67,000 and warrants to purchase 33,333 shares of our common stock at an exercise price of $14.00 per share. The value of these warrants and the cash fee were charged to results of operations during the quarter ended June 30, 2001.

                           Senior Subordinated Notes
New Notes
---------

On February 28, 2002, in connection with our Note Exchange, we issued $100.0 million face value in aggregate principal amount of our New Notes, which mature on December 31, 2006. The New Notes bear interest at the rate of 8.0% per annum from the date of issuance, and are payable at our option either in cash or paid-in-kind through the issuance of additional New Notes, semiannually on June 30 and December 31 of each year, commencing June 30, 2002. We expect to elect to pay interest in-kind. If we do not pay interest in cash as of an interest payment date, we will automatically be deemed to have paid such interest in-kind and additional New Notes in the amount of such interest payment will automatically be deemed to be outstanding from such date forward.

The New Notes are general unsecured obligations, subordinated in right of payment to all existing and future senior debt, including indebtedness outstanding under the Credit Facility and any future credit facility that may replace the Credit Facility. The New Notes are effectively subordinated to all secured obligations to the extent of the assets securing such obligations including the Credit Facility. The New Notes are also effectively subordinated in right of payment to all existing and future liabilities of any of our subsidiaries that do not guarantee the New Notes.

The New Notes are fully and unconditionally guaranteed, on a senior subordinated basis, by substantially all of our existing subsidiaries and each subsidiary that we organize in the future, unless such subsidiary is designated as an unrestricted subsidiary (the "Subsidiary Guarantors"). Subsidiary guarantees are joint and several, full and unconditional, general unsecured obligations of the Subsidiary Guarantors. Subsidiary guarantees are subordinated in right of payment to all existing and future senior debt of Subsidiary Guarantors, including the Credit Facility, and are also effectively subordinated to all secured obligations of Subsidiary Guarantors to the extent of the assets securing such obligations, including the Credit Facility.

The indenture for the New Notes (i) permits us to incur indebtedness equal to the greater of $95 million or an amount that satisfies a fixed charge coverage ratio of 2.25 to 1, (ii) requires us, upon a change of control or certain asset sales, to repurchase the New Notes at a price equal to the redemption price which we would be obligated to pay if we redeemed the New Notes on the date of the change of control or asset sale; and (iii) does not contain a provision requiring acceleration of any premium due upon acceleration of the New Notes upon an event of default by reason of any willful action (or inaction) taken (or not taken) by us with the intention of avoiding the prohibition on the redemption of New Notes. The indenture limits the aggregate principal amount of New Notes that may be issued to $100.0 million.

The New Notes are redeemable at our option at the following percentages of par plus accrued interest on the par value through the date of redemption: 2002 - 70.0%, 2003 - 72.5%, 2004 - 73.0%, 2005 - 75.625% and 2006 - 77.5%. The New
Notes also provide that the holders will receive an aggregate of 4.5 million shares of common stock if the New Notes are redeemed in 2002 or 2003 and an aggregate of 3.0 million shares of common stock if the New Notes are redeemed in 2004, 2005 or 2006.

If the New Notes have not already been redeemed or repurchased, the New Notes, including those New Notes previously issued as paid-in-kind interest and all accrued but unpaid interest, will automatically convert on December 31, 2006 into an aggregate of 270.3 million shares of our common stock. Holders of New Notes will not receive any cash payment representing principal or accrued and unpaid interest upon conversion; instead, holders will receive a fixed number of shares of common stock and a cash payment to account for any fractional shares.

Old Notes
---------

In 1998, we sold $165.0 million of the Old Notes due in 2008 with a coupon rate of 8.125% at a price of 99.395%. As a result of the Note Exchange, $16.2 million in aggregate principal amount of the Old Notes remain outstanding. Interest on the Old Notes is payable on February 15 and August 15 of each year. The Old Notes are general unsecured obligations, subordinated in right of payment to all existing and future senior debt, including indebtedness outstanding under the Credit Facility and under senior credit facilities which may replace the Credit Facility in the future, and to the New Notes. In addition, the Old Notes are effectively subordinated to all secured obligations to the extent of the assets securing such obligations, including the Credit Facility, and to the New Notes. The Old Notes are also effectively subordinated in right of payment to all existing and future liabilities of any of our subsidiaries that do not guarantee the Old Notes.

The Old Notes are fully and unconditionally guaranteed, on a senior subordinated basis, by substantially all of our existing subsidiaries and each subsidiary that we organize in the future, unless such subsidiary is designated as an unrestricted subsidiary (the "Subsidiary Guarantors"). Subsidiary guarantees are joint and several, full and unconditional, general unsecured obligations of the Subsidiary Guarantors. Subsidiary guarantees are subordinated in right of payment to all existing and future senior debt of Subsidiary Guarantors, including the Credit Facility, and are also effectively subordinated to all secured obligations of Subsidiary Guarantors to the extent of the assets securing such obligations, including the Credit Facility.

Lease for Miramar facilities
----------------------------

We have a TROL financing arrangement that was utilized to develop two facilities: (i) a corporate headquarters and warehouse facility, which has been subleased to Kellstrom, and (ii) a facility to house our Caribe operation that was sold in May 2001. The lease is a triple net lease with annual rent as provided in the lease. Pursuant to an amendment to the TROL agreement executed in November 2001, the lease maturity is now to July 2002. The lease contains financial covenants regarding our financial performance and certain other affirmative and negative covenants, with which we will be obligated to comply during the term of the lease.

Substantially all of our subsidiaries have guaranteed our obligations under the lease. Additionally, we have an option to acquire the new facility at the end of the lease for an option price as determined in the lease. Alternatively, if we do not purchase the new facility at the end of the lease, we will be obligated to pay certain amounts as provided in the lease. Lease payments are currently at a rate of Prime plus 3.25% to 4.0% and we are responsible for all property taxes, insurance and maintenance of the property.

The original TROL financing was a $43.0 million loan facility provided by a financial institution. As discussed in Note 8, in conjunction with the sale of Caribe the purchaser of that business also acquired the real estate and facility used by the Caribe business for $8.5 million. These proceeds were used to repay a portion of the TROL financing. Further, in November 2001, the lender drew down in full a $9.0 million letter of credit that we had posted as security for this loan. As a result of the draw on the letter of credit and modifications made to the required lease payments under a November 2001 amendment to the lease, we have determined that the lease now qualifies as a capital lease. Since we intend to sell this property, we recorded a capitalized lease asset held for sale and a related capital lease liability in the amount of $34.2 million in the third quarter of 2001. The capital lease liability was then reduced by the application of the proceeds of the $9.0 million letter of credit. At that time, management estimated that the recorded value of the capitalized asset held for sale exceeded its fair market value by approximately $9.0 million and recorded an impairment charge (included in other expense) for that amount. We and substantially all of our subsidiaries have guaranteed the repayment of the remaining $25.2 million principal balance of the TROL financing. The TROL financing is secured by a lien on the real property and improvements comprising the facilities and on the fixtures therein.

The lease agreement has been amended on several occasions. Under the terms of an April 2001 amendment, two of our stockholders provided a guarantee in an amount up to $1.0 million. In exchange for providing their guarantee, the stockholders each received warrants to purchase 5,000 shares of our common stock at an exercise price of $17.50 per share the value of which ($0.1 million) was charged to results of operations during the period. Such guarantee was released in conjunction with the sale of Caribe and repayment of proceeds relating to the sale of the real estate and facility as discussed above. As part of the April 2001 amendment, the lessor also agreed to waive non-compliance with financial covenants, if any, through the period ended December 31, 2001. At various times in 2001 and 2002, we were not in compliance with certain covenants contained in the lease agreement. Subsequently, the lessor has waived all such events of non-compliance.


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

                                Use of Estimates

Management's discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to estimated losses on disposal of discontinued operations, the allowance to reduce inventory to the lower of cost or net realizable value, the estimated profit recognized as aircraft maintenance, design and construction services are performed, the allowance for doubtful accounts and notes receivable, the realizability of its investment in affiliates, future cash flows in support of long lived assets, medical benefit accruals, the estimated fair values of facilities under capital leases and allowances for litigation and environmental costs. Management bases their estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 5 to the Company's Unaudited Condensed Consolidated Financial Statements included in this filing.

ITEM 2. CHANGES IN SECURITIES

On February 28, 2002, the Company completed a significant restructuring of its capital and equity. For particulars, please see Note 7 of Notes to Condensed Consolidated Financial Statements and Item 2. "Management's Discussion and Analysis-- Note Exchange Offer and Rights Offering."

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Subsequent to March 31, 2002 the Company was in default of certain covenants under its senior credit facilities and its TROL facility. On April 19, 2002, the Company's senior lenders and the TROL financing lender waived all such covenant violations. See Note 4 of Notes to Condensed Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

During the first quarter of 2002, the Company held a special meeting of its stockholders to consider and vote upon its restructuring. The results of that meeting were reported in the Company's 2001 Annual Report on Form 10-K.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORMS 8-K

(a) Exhibits

    10.01  Stipulation of Settlement, dated as of May 6, 2002

    10.02 Description of Securities to be issued in connection with class action settlement.

    10.03 Post-Closing Resolution Agreement between the Company and Kellstrom, dated as of April 26, 2002.

(b) Reports on Form 8-K

    The Company filed a Current Report on Form 8-K, dated February 18, 2002, reporting under Item 5 the completion of its capital and equity restructuring and the Company's entering into a Post-Closing Resolution Agreement with Kellstrom as of February 18, 2002.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Aviation Sales Company


                  By: /s/ C. Robert Campbell
                      ----------------------
                      Executive Vice President and Chief
                      Financial Officer
                      (Principal Financial and Accounting Officer)


Dated: May 20, 2002

                                 Exhibit Index

Exhibit
Number              Description
------              -----------

10.1    Stipulation of Settlement, dated as of May 6, 2002

10.2 Description of Securities to be issued in connection with class action settlement.

10.3 Post-Closing Resolution Agreement between the Company and Kellstrom, dated as of April 26, 2002.