Form 10-Q
period 2002-06-30
TIMCO AVIATION SERVICES INC
filed 2002-08-28
CIK 1012159

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   [Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

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


   Registrant's telephone number, including area code: (336) 668-4410 (x3061)

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 30,390,994 shares of common stock, $.001 par value per share, were outstanding as of August 13, 2002.

                 TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)
                                  (Unaudited)


                                                           December 31,        June 30,
                                                              2001               2002
                                                           ------------       ---------
                            ASSETS
Current Assets:
 Cash and cash equivalents .........................        $      --         $   7,509
 Accounts receivable, net ..........................           26,936            21,536
 Inventories .......................................           42,926            34,310
 Income tax receivable .............................            6,236                --
 Other current assets ..............................            4,002             3,046
                                                            ---------         ---------
 Total current assets ..............................           80,100            66,401

 Equipment on lease, net ...........................              360               314

 Fixed assets, net
 Capitalized lease asset previously held for sale ..              --             24,897
 Property and equipment, net .......................           38,471            37,137
                                                            ---------         ---------
 Total fixed assets, net ...........................           38,471            62,034

Other Assets:
 Goodwill, net .....................................           26,124            26,124
 Capitalized lease asset held for sale .............           25,240                --
 Assets of discontinued operations held for sale ...            1,618             1,500
 Deferred financing costs, net .....................            6,637               658
 Other .............................................            4,242             1,495
                                                            ---------         ---------
 Total other assets ................................           63,861            29,777
                                                            ---------         ---------
 Total assets ......................................        $ 182,792         $ 158,526
                                                            =========         =========

       LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities:
 Accounts payable ..................................        $  25,969         $  12,035
 Accrued expenses ..................................           26,357            21,935
 Customer deposits .................................           14,820            12,341
 Current maturities of notes payable ...............           22,000             9,500
 Accrued class action settlement ...................               --             6,125
 Liabilities of discontinued operations ............            7,013             6,249
 Revolving loan ....................................           12,074             1,171
 Current maturities of capital lease obligations ...           25,450               693
 Accrued interest ..................................           12,113               727
                                                            ---------         ---------
 Total current liabilities .........................          145,796            70,776

 Senior subordinated notes, net:
  Old notes due 2008 ...............................          164,437            16,224
  New notes due 2006 ...............................               --           115,800
 Capital lease obligations, net of current portion .            3,890            28,500
 Long-term notes payable ...........................               --            12,500
 Other long-term liabilities .......................               36                36
                                                            ---------         ---------
 Total long-term liabilities .......................          168,363           173,060

Commitments and Contingencies (see footnotes)

Stockholders' Deficit:
 Preferred stock, $.01 par value, 1,000,000 shares
  authorized, none outstanding, 15,000 shares
  designated Series A Junior Participating .........               --                --
 Common stock, $.001 par value, 500,000,000 shares
  authorized, 30,390,994 and 1,501,532 shares issued
  and outstanding at June 30, 2002 and December 31,
  2001, respectively ...............................                2                30
 Additional paid-in capital ........................          153,277           178,220
 Accumulated deficit ...............................         (284,646)         (263,560)
                                                            ---------         ---------
 Total stockholders' deficit .......................         (131,367)          (85,310)
                                                            ---------         ---------
 Total liabilities and stockholders' deficit .......        $ 182,792         $ 158,526
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

                 TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In Thousands, Except Share Data)
                                   (Unaudited)



                                                                          For the Six Months
                                                                            Ended June 30,
                                                                  ---------------------------------
                                                                      2001                 2002
                                                                  ------------         ------------
Operating revenue:
  Sales, net .............................................        $    150,625         $    105,728
  Other ..................................................               1,837                  106
                                                                  ------------         ------------
                                                                       152,462              105,834
Cost of sales ............................................             152,542               94,482
                                                                  ------------         ------------
Gross (loss) profit ......................................                 (80)              11,352

Operating expenses .......................................              29,217                8,123
                                                                  ------------         ------------
  (Loss) income from operations ..........................             (29,297)               3,229

Interest expense .........................................              13,116                9,705
Charge for settlement of class action litigation .........                  --                6,125
Charge to reserve notes receivable from KAV Inventory, LLC              29,400                   --
Other income - net .......................................              (6,918)              (1,685)
                                                                  ------------         ------------
  Loss before income taxes, discontinued
   operations and extraordinary gain .....................             (64,895)             (10,916)

Income tax expense (benefit) .............................                  48               (3,800)
                                                                  ------------         ------------
  Loss from continuing operations before
   discontinued operations and extraordinary gain ........             (64,943)              (7,116)

(Loss) income from discontinued operations, net of income
  taxes ..................................................              (4,342)                 923
                                                                  ------------         ------------
  Loss before extraordinary gain .........................             (69,285)              (6,193)

Extraordinary gain resulting from debt restructuring,
  net of income taxes of $0 ..............................                  --               27,279
                                                                  ------------         ------------
  Net (loss) income ......................................        $    (69,285)        $     21,086
                                                                  ============         ============

Basic and diluted (loss) income per share:
  Loss from continuing operations ........................        $     (43.25)        $      (0.34)
  (Loss) income from discontinued operations .............               (2.89)                0.04
  Extraordinary gain .....................................                  --                 1.31
                                                                  ------------         ------------
  Net (loss) income ......................................        $     (46.14)        $       1.01
                                                                  ============         ============

Weighted average shares outstanding:
 Basic and diluted .......................................           1,501,532           20,862,494
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

                 TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In Thousands, Except Share Data)
                                   (Unaudited)



                                                                         For the Three Months
                                                                             Ended June 30,
                                                                  -----------------------------------
                                                                      2001                   2002
                                                                  -------------         -------------
Operating revenue:
  Sales, net .............................................        $      69,146         $      48,247
  Other ..................................................                1,729                    53
                                                                  -------------         -------------
                                                                         70,875                48,300
Cost of sales ............................................               70,377                43,194
                                                                  -------------         -------------
Gross profit .............................................                  498                 5,106

Operating expenses .......................................               20,805                 4,573
                                                                  -------------         -------------
  (Loss) income from operations ..........................              (20,307)                  533

Interest expense .........................................                6,625                 3,874
Gain on revaluation of charge for settlement of class
  action litigation ......................................                   --                (1,875)
Charge to reserve notes receivable from KAV Inventory, LLC               29,400                    --
Other income - net .......................................               (6,913)               (1,010)
                                                                  -------------         -------------
  Loss before income taxes and discontinued
   operations ............................................              (49,419)                 (456)

Income tax expense .......................................                   11                    --
                                                                  -------------         -------------
  Loss from continuing operations before
   discontinued operations ...............................              (49,430)                 (456)

(Loss) income from discontinued operations, net of income
   taxes .................................................               (4,638)                  691
                                                                  -------------         -------------
  Net (loss) income ......................................        $     (54,068)        $         235
                                                                  =============         =============

Basic and diluted (loss) income per share:
  Loss from continuing operations ........................        $      (32.92)        $       (0.01)
  (Loss) income from discontinued operations .............                (3.09)                 0.02
                                                                  -------------         -------------
  Net (loss) income ......................................        $      (36.01)        $        0.01
                                                                  =============         =============

Weighted average shares outstanding:
 Basic and diluted .......................................            1,501,532            30,291,994
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

                 TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                        (In Thousands, Except Share Data)
                                   (Unaudited)



                                        Common Stock                   Additional                            Total
                                   ----------------------------         Paid-in         Accumulated       Stockholders'
                                     Shares            Amount           Capital           Deficit            Deficit
                                   ----------        ----------        ----------       ------------      -------------
Balance as of
 December 31, 2001 ........         1,501,532        $        2        $  153,277        $ (284,646)        $ (131,367)

  Net income ..............                --                --                --            21,086             21,086

  Net proceeds from
   issuance of common
   stock to stockholders
   in connection with
   rights offering ........        24,024,507                24            19,782                --             19,806

  Common stock issued to
   senior subordinated
   noteholders in
   connection with note
   exchange offer .........         4,504,595                 4             3,745                --              3,749

Warrants issued to
   senior subordinated
   noteholders in
   connection with note
   exchange offer .........                --                --               785                --                785

Common stock issued to
   third party for services           360,360                --               631                --                631
                                   ----------        ----------        ----------        ----------         ----------
Balance as of
 June 30, 2002 ............        30,390,994        $       30        $  178,220        $ (263,560)        $  (85,310)
                                   ==========        ==========        ==========        ==========         ==========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                 TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                      For the Six
                                                                      Months Ended
                                                                         June 30,
                                                                ---------------------------
                                                                  2001             2002
                                                                ---------         ---------
CASH FLOW FROM OPERATING ACTIVITIES:
 Net (loss) income .....................................        $ (69,285) $         21,086
 Adjustments to reconcile net (loss) income to cash
  provided by operating activities:
 Extraordinary gain on restructuring of debt ...........               --           (27,279)
 Charge for class action settlement ....................               --             6,125
 Depreciation and amortization .........................            5,566             2,653
 Amortization of deferred financing costs ..............            2,775             4,287
 Loss (income) from discontinued operations ............            4,342              (923)
 Provision for (recovery of) doubtful accounts .........            3,684              (481)
 Charge to reserve notes from KAV Inventory, LLC .......           29,400                --
 Write down of long lived assets .......................            9,886                --
 Gain on sale of subsidiary ............................           (5,664)               --
 Proceeds from sale of equipment on lease, net of gain .            3,282                --
 Income on non-refundable lease deposit ................           (2,204)               --
 Expense from warrants issued to third parties .........              402                --
 Decrease in accounts receivable .......................           22,492             5,881
 Decrease in inventories ...............................            1,042             8,616
 Decrease in other assets ..............................            4,544             9,939
 Decrease in accounts payable ..........................           (6,639)          (13,934)
 Increase (decrease) in other liabilities ..............            1,423            (5,462)
                                                                ---------         ---------
  Net cash provided by operating activities ............            5,046            10,508

CASH FLOW FROM INVESTING ACTIVITIES:
 Purchases of fixed assets .............................           (1,350)             (884)
 Payments from related parties .........................            1,792                --
 Proceeds from sale of subsidiary ......................           21,290                --
                                                                ---------         ---------
  Net cash provided by (used in) investing activities ..           21,732              (884)

CASH FLOW FROM FINANCING ACTIVITIES:
 Borrowings under senior debt facilities ...............          184,383           109,702
 Payments under senior debt facilities .................         (215,430)         (120,605)
 Issuance of common stock in rights offering ...........               --            19,806
 Payment for old notes in note exchange offer ..........               --            (5,081)
 Payment of expenses related to exchange offer .........               --            (5,031)
 Payments of deferred financing costs ..................           (1,540)           (1,036)
 Payments on equipment loans and capital leases ........           (1,064)             (147)
 Proceeds of term loan .................................           12,000                --
 Payments on notes payable .............................           (5,500)               --
                                                                ---------         ---------
 Net cash used in financing activities .................          (27,151)           (2,392)
                                                                ---------         ---------
 Net cash provided by discontinued operations ..........              373               277
                                                                ---------         ---------
Net increase in cash and cash equivalents ..............               --             7,509
Cash and cash equivalents, beginning of period .........               --                --
                                                                ---------         ---------
Cash and cash equivalents, end of period ...............        $      --         $   7,509
                                                                =========         =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid .........................................        $ (10,181)        $  (4,260)
                                                                =========         =========
 Income taxes refunded .................................        $      --         $  11,458
                                                                =========         =========

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND
 FINANCING ACTIVITIES:
   Value of common stock and warrants issued in
    connection with note exchange offer and loan
    origination ........................................        $      --         $   4,534
                                                                =========         =========
   Value of common stock issued in exchange for
    services ...........................................        $      --         $     631
                                                                =========         =========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                 TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)

1. BASIS OF PRESENTATION

               Interim Condensed Consolidated Financial Statements

TIMCO Aviation Services, Inc. (the "Company"), formerly known as Aviation Sales Company, is a Delaware corporation that, through its subsidiaries, provides aircraft maintenance, repair and overhaul ("MR&O") services to commercial passenger airlines, air cargo carriers, aircraft leasing companies, maintenance and repair facilities and aircraft parts redistributors throughout the world. In May 2001, the Company sold one of its MR&O operations. The results of this business are included in the accompanying condensed consolidated results of operations through such date.

On February 28, 2002, the Company completed a significant restructuring of its capital and equity, including a note exchange and rights offering. See Note 6 for further discussion.

Concurrent with the completion of the note exchange and rights offering, the Company changed its capitalization by increasing the number of its authorized shares of common stock from 30.0 million shares to 500.0 million shares and by reducing the number of its issued and outstanding shares of common stock by converting every ten shares of its issued and outstanding common stock into one share. Additionally, the Company changed its corporate name from "Aviation Sales Company" to "TIMCO Aviation Services, Inc." All share and per share data contained herein have been restated for the one-share-for-ten-shares reverse stock split.

On May 6, 2002, the Company entered into an agreement to settle a securities class action lawsuit previously filed against it and certain of its former directors and officers in the United States District Court for the Southern District of Florida. See Note 4 for further discussion.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2002, the results of its operations for the three and six month periods ended June 30, 2001 and 2002 and cash flows for the six month periods ended June 30, 2001 and 2002. The results of operations and cash flows for the six month period ended June 30, 2002 are not necessarily indicative of the results of operations or cash flows which may be reported for the year ending December 31, 2002.

                              Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Principal estimates made by the Company include the estimated losses on disposal of discontinued operations, the allowance to reduce inventory to the lower of cost or net realizable value, the estimated profit recognized as aircraft maintenance, design and construction services are performed, the allowances for doubtful accounts and notes receivable, the realizability of its investment in affiliates, future cash flows in support of its long-lived assets, medical benefit accruals, the estimated fair value of the facilities under capital lease, and the allowances for litigation and environmental costs. A principal assumption made by the Company is that inventory will be utilized and realized in the normal course of business and may be held for a number of years.

                      Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Intangible Assets." SFAS No. 142 eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with defined lives and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 applies to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date of January 1, 2002 and requires that goodwill no longer be amortized, but tested for impairment at least annually. The Company recorded goodwill amortization of $0.6 million and $1.1 million in the three and six month periods ended June 30, 2001. At June 30, 2002, the Company has net goodwill of $26.1 million, which is subject to the new impairment tests prescribed under the statement. The Company adopted SFAS No. 142 on January 1, 2002. As of June 30, 2002, the Company has completed its impairment assessment and concluded that no impairment charge will be required at this time.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion (APB) No. 30, "Reporting the Results Of Operations -- Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 effective January 1, 2002 with no material impact on its consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Under Statement 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates Statement 4 and as a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Additionally, this Statement amends SFAS No. 13, "Accounting for Leases", such that lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in a similar manner as a sale-leaseback. This Statement will become effective for the Company on January 1, 2003.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for certain qualifying employee termination benefits. This Statement will be effective for exit or disposal activities initiated by the Company after December 31, 2002.

                           Comprehensive Income (Loss)

For all periods presented comprehensive income (loss) is equal to net income
(loss).

                               Revenue Recognition

Revenues from aircraft maintenance services are generally recognized when services are performed and unbilled receivables are recorded based upon the percentage of completion method. Unbilled receivables are billed on the basis of contract terms (which are generally on completion of an aircraft) and deliveries. The Company changed its method of accounting for revenue at its engine overhaul facility in the second quarter of 2001. Revenues related to engine overhaul services are now recognized upon shipment of the overhauled engine. Prior to this change, revenue was recognized as services were performed based upon a percentage of completion method. The change in the method of accounting for revenue at the Company's engine overhaul facility did not have a material impact on the Company's financial position or current or prior period results of operations. Also, the Company exchanges rotable parts in need of service or overhaul for new, overhauled or serviceable parts in its inventory for a fee. Fees on exchanges are recorded as sales at the time the unit is shipped. In addition, gain on sales of equipment on lease is included in other operating revenue in the accompanying condensed consolidated statements of operations.

                                    Liquidity

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. On several occasions during 2001 and 2002 the Company has been out of compliance with certain of the covenants contained in its credit agreement with its senior lenders and under its tax retention operating lease ("TROL") financing arrangement (which is recorded as a capital lease). The Company's senior lenders and the TROL financing lender waived all of the events of default arising from the covenant violations which occurred during 2001 and 2002, and the Company was in compliance with its senior credit agreements at June 30, 2002. Debt classification will remain contingent upon the continued compliance or waiver of violations of these covenant requirements.

In July 2002, the Company completed the sale of substantially all of the assets and business of its Aerocell Structures, Inc. ("Aerocell") flight surfaces operation. The net purchase price was $9.6 million (subject to post closing adjustments), of which $9.1 million was received in cash at the closing, and the balance of which has been placed into escrow and will be received 50% after six months and the remainder after 12 months, subject to certain indemnity obligations. The Company has used the proceeds from the sale to repay $7.0 million of term loans. The remainder, net of expenses, is being used for working capital (see Note 8). For the period ended July 31, 2002, the Company has recorded an approximate $200,000 gain as a result of this sale.

In July 2002, the Company refinanced all of its senior debt. The Company obtained a $30.0 million revolving credit facility and a $7.0 million term loan, both due January 31, 2004, and used the proceeds from these new credit facilities to repay a previously outstanding $12.0 million senior term loan. In addition, the Company restructured its TROL financing to a three-year, $25.2 million capital lease liability. The Company also satisfied $1.5 million of a $10.0 million term loan through a transfer of real estate and extended $6.0 million of such term debt to a January 31, 2004 maturity, with the remaining balance of $2.5 million due on August 14, 2002 (see Note 8). The Company used the proceeds from the Aerocell sale to reduce the outstanding term debt as follows: (i) $3.5 million was used to reduce term debt due to the Company's revolving credit and term lenders, (ii) $2.5 million was used to repay term debt due August 14, 2002, and (iii) $1.0 million was used to repay term debt due in January 2004. As of August 12, 2002, the Company had $11.6 million of letters of credit outstanding and $3.7 million of availability for borrowing under its Amended Revolving Credit Facility (defined below).

In May 2001, the Company completed the sale of the assets of its Caribe Aviation ("Caribe") component repair operation. The purchase price was $22.5 million, of which $21.8 million was received in cash at the closing, and the balance of which has been received in 2002. The Company used $10.0 million of the proceeds from the sale to repay the Credit Facility and $5.5 million to repay borrowings under outstanding term loans (see Note 3). The balance, net of expenses, was used for working capital. In addition, the purchaser acquired the real estate and facility on which the Caribe operation was located for an aggregate purchase price of $8.5 million. The proceeds from the sale of the real estate and facility were used to reduce the outstanding TROL financing (see Note 4).

During 2001 the Company closed two of its airframe heavy maintenance facilities (one of which has been closed on a temporary basis), consolidated the operations of one of its component overhaul MR&O operations from two facilities to one, reduced its headcount at all of its MR&O facilities and implemented salary and benefit reductions that affected virtually all employees in order to lower its operating expenses. Further, although the Company expects to be able to meet its working capital requirements from its available resources and from other sources, including funds available under its revolving credit facility, from operations, from sales of assets and from further equity and/or debt infusions, there can be no assurance that the Company will have sufficient working capital or that such other sources of funding will be available to the Company to meet its obligations.

2. DISCONTINUED OPERATIONS

In December 2000, the Company completed the sale of its redistribution operations, its new parts distribution operations and its parts manufacturing operations, all of which are treated as discontinued operations in these condensed consolidated financial statements. See the Form 10-K for particulars.

3. NOTES PAYABLE AND REVOLVING LOAN

                      Senior Revolving Credit and Term Debt

At June 30, 2002, the Company had a $30.0 million revolving loan and letter of credit facility (the "Credit Facility") with a group of financial institutions, which was due to expire in July 2002. On June 28, 2002, in anticipation of amending the Credit Facility, the Company voluntarily reduced its revolving loan and letter of credit facility from $37.5 million to $30.0 million. Interest under the Credit Facility was, at the option of the Company, (a) Prime plus 3.0% or (b) LIBOR plus 4.5%. Borrowings under the Credit Facility were secured by a lien on substantially all of the Company's assets and the borrowing base consisted primarily of certain of the Company's account receivables and inventory.

The Credit Facility contains certain financial covenants regarding the Company's financial performance and certain other covenants, including limitations on the amount of annual capital expenditures and the incurrence of additional debt, and provides for the suspension of borrowing and repayment of all debt in the event of a material adverse change in the business of the Company or a change in control as defined. A default under the Credit Facility could potentially result in a default under other agreements to which the Company is a party, including the TROL. In addition, the Credit Facility requires mandatory repayments and a reduction in the total commitment under the Credit Facility from the proceeds of a sale of assets or an issuance of equity or debt securities or as a result of insufficient collateral to meet the borrowing base requirements thereunder. As of June 30, 2002, $12.2 million was available for borrowing under the Credit Facility and outstanding letters of credit aggregated $11.6 million.

At June 30, 2002 the Company had a $12.0 million (originally $15.5 million) term loan from the financial institution that is the agent under the Credit Facility. The term loan was senior secured debt, beared interest at 12% per annum and contained financial and other covenants that were consistent with the Credit Facility. As discussed in Note 1, the Company repaid $3.5 million of this term loan from the proceeds of the sale of Caribe, and the remaining principal balance was to come due in July 2002. Under the term loan agreement, the Company also granted the lender common stock purchase warrants to purchase 12,900 shares of the Company's common stock exercisable for par value at any time until December 31, 2005. If the term loan is not repaid in full, the warrants entitle the holder to require the Company to repurchase the warrants or common shares issued upon prior exercise of the warrants at $85.00 per share. The lender has not required the Company to repurchase any warrants through August 12, 2002 and the put-right under this warrant was extended in connection with the July 2002 refinancing of the Company's senior debt (see Note 8). The Company has recorded the value of these warrants as additional deferred financing costs and accrued expenses and has amortized the deferred financing cost to interest expense over the original term of the loan.

At June 30, 2002, the Company had a $10.0 million term loan from Bank of America. This term loan was senior secured debt, beared interest at LIBOR plus 2% and was to come due in August 2002. In connection with this term loan, the Company issued warrants to purchase 25,000 shares of its unissued common stock at an exercise price of $40.00 per share to each of four individuals, one of whom is the Company's principal stockholder and one of whom is a director of the Company. Each of these individuals provided credit support to the financial institution that advanced the loan proceeds. The Company has recorded the value of these warrants as additional deferred financing costs and is amortizing this amount to expense over the term of the loan. In May 2001, the Company obtained a short-term increase in the term loan and thereafter repaid the additional borrowing from the proceeds of the Caribe sale. The Company's principal stockholder provided credit support for the increased amount of the term loan and, in return, received a cash fee of $67,000 and warrants to purchase 33,333 shares of the Company's common stock at an exercise price of $14.00 per share. The value of these warrants and the cash fee were charged to results of operations during the quarter ended June 30, 2001.

In July 2002, the Company refinanced all of its senior revolving credit and term debt (see Note 8).

                            Senior Subordinated Notes
New Notes

On February 28, 2002, in connection with the note exchange portion of the restructuring (see Note 6), the Company issued $100.0 million face value in aggregate principal amount of 8.0% senior subordinated convertible paid-in-kind ("PIK") notes ("New Notes"), which mature on December 31, 2006. The New Notes bear interest from the date of issuance and are payable at the Company's option either in cash or paid-in-kind through the issuance of additional New Notes semiannually on June 30 and December 31 of each year. If the Company does not pay interest in cash as of an interest payment date, the Company will automatically be deemed to have paid such interest in-kind and additional New Notes in the amount of such interest payment will automatically be deemed to be outstanding from such date forward.

The New Notes are general unsecured obligations and are subordinated in right of payment to all current and future senior debt. The New Notes are fully and unconditionally guaranteed by substantially all of the Company's existing subsidiaries and each subsidiary that will be organized in the future by the Company, unless such subsidiary is designated as an unrestricted subsidiary. The indenture provides that under certain circumstances, the Company may be able to designate current or future subsidiaries as unrestricted subsidiaries. Unrestricted subsidiaries will not be subject to many of the restrictive covenants set forth in the indenture. Subsidiary guaranties are subordinated in right of payment to all existing and future senior debt of subsidiary guarantors, including the Credit Facility and the Amended Credit Facility, and are also effectively subordinated to all secured obligations or subsidiary guarantors to the extent of the assets securing their obligations, including the Credit Facility and Amended Credit Facility. The Company has not presented separate financial statements and other disclosure concerning each subsidiary guarantor because management has determined that such information is not material to investors.

The indenture for the New Notes (i) permits the Company to incur indebtedness equal to the greater of $95.0 million or an amount that satisfies a fixed charge coverage ratio of 2.25 to 1.00, (ii) requires the Company, upon a change of control or certain asset sales, to repurchase the New Notes at a price equal to the redemption price which the Company would be obligated to pay if it redeemed the New Notes on the date of the change of control or asset sale; and (iii) does not contain a provision requiring acceleration of any premium due upon acceleration of the New Notes upon an event of default by reason of any willful action (or inaction) taken (or not taken) by the Company with the intention of avoiding the prohibition on the redemption of New Notes.

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

Old Notes

In 1998, the Company sold $165.0 million of senior subordinated notes ("Old Notes") with a coupon rate of 8.125% at a price of 99.395%, which mature on February 15, 2008. On February 28, 2002, $149.0 million face value of these notes were cancelled as part of the note exchange in exchange for cash and securities, and substantially all of the covenant protection contained in the indenture relating to the remaining Old Notes was extinguished. As a result of the exchange offer and consent solicitation, $16.2 million in aggregate principal amount, net of unamortized discount, of Old Notes remain outstanding. See Note 6 for a description of the note exchange. Interest on the Old Notes is payable on February 15 and August 15 of each year. The Old Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt, including indebtedness outstanding under the Credit Facility and under facilities that may replace the Credit Facility in the future, and to the New Notes. In addition, the Old Notes are effectively subordinated to all secured obligations to the extent of the assets securing such obligations, including the Credit Facility and the Amended Credit Facility (defined below).

The Old Notes are fully and unconditionally guaranteed, on a senior subordinated basis, by substantially all of the Company's existing subsidiaries and each subsidiary that will be organized in the future by the Company, unless such subsidiary is designated as an unrestricted subsidiary. Subsidiary guarantees are joint and several, full and unconditional, general unsecured obligations of the subsidiary guarantors. Subsidiary guarantees are subordinated in right of payment to all existing and future senior debt of subsidiary guarantors, including the Credit Facility and the Amended Credit Facility, and are also effectively subordinated to all secured obligations of subsidiary guarantors to the extent of the assets securing their obligations, including the Credit Facility and the Amended Credit Facility.

4. COMMITMENTS AND CONTINGENCIES

                              Litigation And Claims

Several lawsuits have been filed against the Company and certain of its officers and directors, and its former auditors, in the United States District Court for the Southern District of Florida, which have been consolidated into a single lawsuit. The consolidated complaint, as amended in March 2000, September 2000 and September 2001, alleges violations of Sections 11 and 15 of the Securities Act of 1933 ("Securities Act") and Sections 10(b) and 20(a) of, and Rule 10b-5 under, the Securities Exchange Act of 1934 ("Exchange Act"). Among other matters, the complaint alleges that the Company's reported financial results in 1997, 1998 and 1999 were materially misleading and violated generally accepted accounting principles. The amended consolidated complaint seeks damages and certification of two classes, one consisting of purchasers of the Company's common stock in the Company's June 1999 public offering and one consisting of purchasers of the Company's common stock during the period between April 30, 1997 and April 14, 2000.

As of May 6, 2002, the Company entered into an agreement to settle these claims. Under the settlement agreement, the fairness of which was approved by the District Court on August 21, 2002, the Company will pay $11.5 million in cash, all of which will be paid by the Company's directors' and officers' liability insurance carrier, and will issue certain securities, as described below, in full settlement of the claims. The securities to be issued are: (i)
1.25 million shares of the Company's authorized but unissued common stock, (ii) $4.0 million of the Company's new 8% Junior Subordinated Convertible PIK Notes due 2007 (with terms similar to, but structurally subordinated to, the New Notes), and (iii) warrants to purchase 4.15 million shares of the Company's common stock at an exercise price of $5.16 per share (which warrants are identical to the warrants issued in the restructuring). Once the settlement becomes final and non-appealable, all claims against the Company and the other defendants will be dismissed without any admission of liability or wrongdoing. For the quarter ended March 31, 2002, the Company recorded a liability of $8.0 million related to the value of the securities to be issued in this settlement. For the quarter ended June 30, 2002, the Company has marked-to-market the securities to be issued in this settlement. As a result of this revaluation, the Company has recorded a gain of $1.875 million for the period ended June 30, 2002. The securities to be issued will continue to be revalued each period until the settlement becomes final and non-appealable (which is expected to occur during the third quarter of 2002).

During the first quarter of 2000, the U.S. Securities and Exchange Commission initiated an inquiry into the Company's accounting for certain transactions occurring prior to 2000. The Company has cooperated with the SEC in its inquiry.

In November 2001, the Company was sued by several former employees of its Oscoda, Michigan heavy airframe maintenance operation, on behalf of themselves and purportedly on behalf of a class of similarly situated employees, for alleged violations of the Worker Adjustment and Retraining Notification Act in connection with its spring 2001 temporary closure of that operation. The suit, which was filed in the U.S. District Court for the Eastern District of Michigan, seeks back pay (including salary and accrued vacations) and other benefits for each of the affected employees for a sixty day period after such employees were terminated. The Company believes that it has valid defenses to this suit and is vigorously defending this suit, which is presently in discovery. Nevertheless, unfavorable resolution of this suit could have a material adverse effect on the Company's financial condition and results of operations.

The Company is also involved in various lawsuits and other contingencies arising out of its operations in the normal course of business. In the opinion of management, the ultimate resolution of these claims and lawsuits will not have a material adverse effect upon the financial condition or results of operations of the Company.

                              Environmental Matters

The Company is taking remedial action pursuant to Environmental Protection Agency and Florida Department of Environmental Protection ("FDEP") regulations at TIMCO-Lake City. Ongoing testing is being performed and new information is being gathered to continually assess the impact and magnitude of the required remediation efforts on the Company. Based upon the most recent cost estimates provided by environmental consultants, the Company believes that the total testing, remediation and compliance costs for this facility will be approximately $1.4 million. Testing and evaluation for all known sites on TIMCO-Lake City's property is substantially complete and the Company has commenced a remediation program. The Company is currently monitoring the remediation, which will extend into the future. Subsequently, the Company's accruals were increased because of this monitoring, which indicated a need for new equipment and additional monitoring. Based on current testing, technology, environmental law and clean-up experience to date, the Company believes that it has established an accrual for a reasonable estimate of the costs associated with its current remediation strategies. To comply with the financial assurances required by the FDEP, the Company has issued a $1.4 million standby letter of credit in favor of the FDEP.

Additionally, there are other areas adjacent to TIMCO-Lake City's facility that could also require remediation. The Company does not believe that it is responsible for these areas; however, it may be asserted that the Company and other parties are jointly and severally liable and are responsible for the remediation of those properties.

Accrued expenses in the accompanying December 31, 2001 and June 30, 2002 condensed consolidated balance sheets includes $2.0 million related to obligations to remediate the environmental matters described above. Future information and developments will require the Company to continually reassess the expected impact of the environmental matters discussed above. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. These uncertainties include the extent of required remediation based on testing and evaluation not yet completed and the varying costs and effectiveness of remediation methods.

                 Tax Retention Operating Lease (TROL) Financing

The Company has a TROL financing arrangement that was utilized to develop two facilities: (i) a corporate headquarters and warehouse facility, which has been subleased to Kellstrom Industries, Inc., and (ii) a facility to house the Company's Caribe operations (which were sold in May 2001). The lease is a triple net lease with annual rent as provided in the lease and matures in July 2002. The lease contains financial covenants regarding the Company's financial performance and certain other affirmative and negative covenants, with which the Company will be obligated to comply during the term of the lease.

Substantially all of the Company's subsidiaries have guaranteed the Company's obligations under the lease. Additionally, the Company has an option to acquire the facility at the end of the lease for an option price as determined in the lease. Alternatively, if the Company does not purchase the facility at the end of the lease, it will be obligated to pay certain amounts as provided in the lease. Lease payments are currently at a rate of Prime plus 3.25% to 4.0% and the Company is responsible for all property taxes, insurance and maintenance of the property.

The original TROL financing was a $43.0 million loan facility provided by a financial institution. As discussed in Note 1, in conjunction with the sale of the Caribe operation, the purchaser of that business also acquired the real estate and facility used by the Caribe business for $8.5 million. These proceeds were used to repay the portion of the TROL financing. Additionally the Company had posted, as security for the benefit of the TROL lender, a $9.0 million letter of credit, and in November 2001 the TROL lender drew down in full the $9.0 million letter of credit. As a result of the lender drawing down on this letter of credit and other modifications made to the required lease payments, the Company determined that the lease qualified as a capital lease and the Company recorded a capitalized lease asset and a related capital lease liability in the amount of $34.2 million for the quarter ended September 30, 2001. The capital lease liability was then reduced by the application of the proceeds of the $9.0 million letter of credit. At that time, management estimated that the recorded value of the capitalized asset exceeded its fair market value by approximately $9.0 million and recorded an impairment charge (included in other expense) for that amount. Also during the third quarter of 2001, the Company made the decision to sell this facility. As a result, this lease has been presented within the accompanying condensed consolidated financial statements as of December 31, 2001 as a capitalized lease asset held for sale. Additionally, as a result of this decision, no amortization expense has been recorded through the period ended March 31, 2002.

As of April 1, 2002, this capitalized lease asset held for sale no longer qualified for held for sale treatment, in accordance with SFAS No. 144, as the Company had ceased to actively market this facility, and this asset has been reclassified to an asset held for use. This capitalized lease asset is included within fixed assets, net within the accompanying condensed consolidated financial statements for the quarter ended June 30, 2002. Additionally, amortization expense of $343,000 has been recognized for the three month period ended June 30, 2002. Finally, the Company and substantially all of its subsidiaries have guaranteed the repayment of the remaining $25.2 million principal balance of the TROL financing. The TROL financing is secured by a lien on the real property and improvements comprising the facilities and on the fixtures therein.

Subsequent to June 30, 2002, the Company has restarted the active marketing of this facility and thus has again met the criteria under SFAS No. 144 for classification of this asset as a capitalized leased asset held for sale. Based on this classification, amortization has ceased commencing during the month of July 2002.

The lease agreement has been amended on several occasions. Under the terms of an April 2001 amendment, two stockholders of the Company provided a guarantee in an amount up to $1.0 million. In exchange for providing their guarantee, the stockholders each received warrants to purchase 5,000 shares of the Company's common stock at an exercise price of $17.50 per share, the value of which ($102,000) was charged to results of operations during 2001. Such guarantee was released in conjunction with the sale of Caribe and repayment of proceeds relating to the sale of the real estate and facility as discussed above. As part of the April 2001 amendment, the lessor also agreed to waive non-compliance with financial covenants, if any, through the period ended December 31, 2001. As of December 31, 2001, the Company was not in compliance with certain covenants contained in the lease agreement. Subsequently, the lessor has waived all such events of non-compliance.

In July 2002, the Company entered into an agreement further amending its TROL financing (see Note 8).

                                  Other Matters

The Company applied for and received $11.1 million of federal income tax refunds during the quarter ended June 30, 2002, as a result of carrying back net operating losses to offset taxable income from prior years. Of this amount, $3.8 million has been recognized as an income tax benefit during 2002 and has resulted through favorable tax legislation passed by the U.S. Congress that temporarily extended the number of years that net operating losses could be carried back to offset taxable income. Prior to the passage of this legislation, these net operating losses were fully reserved as it was determined to be more likely than not that the Company would not generate taxable income in the near future and the Company would not have the opportunity to benefit these net operating losses.

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

In January 2001, the Company sold a loan relating to its former corporate headquarters to its principal stockholder for 90% of the then outstanding principal balance of $2.0 million. In conjunction with the transaction, the Company granted to the stockholder warrants to purchase 2,500 shares of common stock at an exercise price of $36.30 per share. The value of the warrants of $46,000 was charged to operating results and credited to additional paid-in capital.

5. Weighted Average Shares


                                              For the Three                 For the Six
                                               Months Ended                 Months Ended
                                                 June 30,                      June 30,
                                       ---------------------------     ---------------------------
                                          2001            2002            2001            2002
                                       -----------     -----------     -----------     -----------
Weighted average common and common
 equivalent shares outstanding:
  Basic ..........................       1,501,532      30,291,994       1,501,532      20,862,494
  Effect of dilutive securities ..              --              --              --              --
                                       -----------     -----------     -----------     -----------
  Diluted ........................       1,501,532      30,291,994       1,501,532      20,862,494
                                       ===========     ===========     ===========     ===========
Options and warrants outstanding
 which are not included in the
 calculation of diluted earnings
 per share because their impact
 is antidilutive .................         428,500     277,162,706         428,500     188,873,709
                                       ===========     ===========     ===========     ===========


6. NOTE EXCHANGE AND RIGHTS OFFERING

On February 28, 2002 the Company completed a significant restructuring of its capital and equity. The restructuring consisted of four parts. The first part was a reverse split (on a one-share-for-ten-shares basis) of the Company's outstanding common stock, reducing its outstanding common shares from 15.0 million shares to 1.5 million shares (5% of the restructured entity) and an increase in the Company's authorized shares from 30.0 million shares to 500.0 million shares. The second part was an offer to the holders of the Company's Old Notes to exchange their Old Notes for up to $10.0 million in cash, $100.0 million of the New Notes, 4.5 million shares of the Company's common stock (15% of the restructured entity) and five-year warrants to purchase an additional 3.0 million shares of common stock at an exercise price of $5.16 per share (collectively, the "Note Exchange"). A condition to the closing of the Note Exchange offer was that the holders of 80% or more of the outstanding Old Notes tender their Old Notes in the Note Exchange. The third part was a rights offering to the existing stockholders to raise funds to pay the cash portion of the Note Exchange offer and the expenses of the restructuring, and to provide the Company with working capital for ongoing business operations. In the rights offering, the Company offered 24.0 million shares of common stock (80% of the restructured entity) to raise $20.0 million. In connection with the rights offering, Lacy J. Harber, the Company's principal stockholder, agreed to purchase unsold allotments. The last part consisted of the issuance to the pre-restructuring holders of the Company's common stock of five-year warrants to purchase an additional 3.0 million shares of common stock at an exercise price of $5.16 per share.

In the rights offering, the Company sold 12.0 million shares of common stock to the existing stockholders (including Mr. Harber), and Mr. Harber purchased the balance of the shares (12.0 million shares) pursuant to his obligation to purchase unsold allotments. In the Note Exchange, the Company exchanged approximately $149.0 million face value of Old Notes (approximately 90% of the Old Notes) for $5.1 million in cash, and all of the New Notes, shares and warrants described above. The Company used the net proceeds of the rights offering, approximating $10.0 million after payment of the cash proceeds of the Note Exchange, accrued interest on the Old Notes not tendered, and expenses of the restructuring, to reduce trade payables and to provide working capital for the Company's ongoing business operations. The restructuring has been recorded in accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." As a result of the restructuring, the Company has recognized an extraordinary gain of $27.3 million, net of $0 tax expense, in the first quarter of 2002. Additionally, due to the application of SFAS No. 15, the Company will no longer record interest expense on the New Notes, as the New Notes are carried at their maximum potential cash redemption value (including interest) through their maturity. This maximum potential cash redemption value equates to the present value, through 2006, of the $100.0 million notes plus the value of stock to be issued upon redemption of these notes in 2006. For a description of the terms of the New Notes, see Note 3.

$16.2 million in aggregate principal amount, net of unamortized discount, of the Old Notes remain outstanding. As part of the Note Exchange, substantially all of the covenant protections contained in the indenture for the Old Notes was removed.

The Company paid cash and issued 360,360 shares of common stock as consideration for services provided by a third party in connection with the restructuring.

7. IMPACT OF ADOPTING SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS"

As noted in note 1, effective January 1, 2002, the Company has adopted SFAS No.
142. The impact of adopting this Statement and the discontinuance of recording goodwill amortization expense is as follows:


                                               For the Three                For the Six
                                                Months Ended                Months Ended
                                                  June 30,                    June 30,
                                        -------------------------     --------------------------
                                           2001            2002          2001            2002
                                        ----------      ---------     ----------      ----------
                                                  (In thousands, Except Share Data)
                                                            (Unaudited)

 Reported (loss) income before
  extraordinary gain ..............     $  (54,068)     $     235     $  (69,285)     $   (6,193)
 Reported net (loss) income .......     $  (54,068)     $     235     $  (69,285)     $   21,086
  Add back: goodwill amortization .            550             --          1,100              --
                                        ----------      ---------     ----------      ----------
 Adjusted (loss) income before
  extraordinary gain ..............     $  (53,518)     $     235     $  (68,185)     $   (6,193)
 Adjusted net (loss) income .......     $  (53,518)     $     235     $  (68,185)     $   21,086
                                        ==========      =========     ==========      ==========
Basic and diluted earnings per share:
 Reported (loss) income before
  extraordinary gain ..............     $   (36.01)     $    0.01     $   (46.14)     $    (0.30)
 Reported net (loss) income .......     $   (36.01)     $    0.01     $   (46.14)     $     1.01
  Goodwill amortization ...........           0.37             --           0.73              --
                                        ----------      ---------     ----------      ----------
 Adjusted (loss) income before
  extraordinary gain ..............     $   (35.64)     $    0.01     $   (45.41)     $    (0.30)
 Adjusted net (loss) income .......     $   (35.64)     $    0.01     $   (45.41)     $     1.01
                                        ==========      =========     ==========      ==========


8. SUBSEQUENT EVENTS

           Refinancing of Senior Revolving Credit and Senior Term Debt

On July 12, 2002, the Company entered into an agreement amending and restating its senior credit facilities with a syndicate of four lenders led by Citicorp USA Inc. and UPS Capital Corporation pursuant to the terms of a Fifth Amended and Restated Credit Agreement (the "Amended Credit Agreement"). Under the Amended Credit Agreement, the Company has obtained a $30.0 million senior secured revolving line of credit (the "Amended Revolving Credit Facility") and a $7.0 million senior secured term loan (the "Amended Term Loan" and collectively with the Amended Revolving Credit Facility, the "Amended Credit Facility").

The Company utilized the proceeds from the Amended Credit Facility to repay outstanding borrowings under its previously outstanding revolving credit facility and its previously outstanding $12.0 million senior secured term loan.

The interest rate on the Amended Revolving Credit Facility is, at the Company's option, (a) prime plus 3% per annum, or (b) LIBOR plus 4.5% per annum. The interest rate on the Amended Term Loan is 12% per annum. The Amended Revolving Credit Facility is due on January 31, 2004. The Amended Term Loan is due in quarterly installments of $500,000, commencing September 30, 2002, with the principal balance due in full on January 31, 2004. $3.5 million of the Amended Term Loan was repaid from the proceeds of the Aerocell sale.

The Amended Credit Agreement contains certain financial covenants regarding the Company's financial performance and certain other covenants, including limitations on the amount of annual capital expenditures and the incurrence of additional debt, and provides for the suspension of the Amended Credit Facility and repayment of all debt in the event of a material adverse change in the business or a change in control. Generally, the Amended Credit Agreement requires mandatory repayments and reduction of the commitments thereunder from proceeds of a sale of assets or an issuance of equity or debt securities. Mandatory repayments are also required as a result of insufficient collateral to meet the borrowing base requirements thereunder or in the event the outstanding obligations under the Amended Credit Facility exceed the commitments thereunder. Substantially all of the Company's assets are pledged as collateral for amounts borrowed.

On July 12, 2002, the Company also restructured its outstanding $10.0 million senior secured term loan with Bank of America. $5.0 million of this loan (the "$5.0 million BofA Loan") is now due on January 31, 2004. The $5.0 million
BofA Loan continues to bear interest at the rate of LIBOR plus 2% and continues to be credit supported by two individuals, one of whom is the Company's principal stockholder. Further, $2.5 million of the original BofA loan remained due on August 14, 2002 and was repaid from the proceeds of the Aerocell sale.

The $2.5 million balance of the original Bank of America term loan has also been repaid. At the closing of the senior term debt refinancing, one of the individuals who had provided credit support for this loan and who is a director of the Company, paid Bank of America $2.5 million, reducing the Company's obligation under this term loan from $10.0 million to $7.5 million (which amount was then restructured as set forth above). The Company transferred to this individual a 100,000 square foot warehouse facility in Pearland, Texas, which had been previously utilized by the Company's redistribution operation, in satisfaction of $1.5 million of this loan (which is at least as favorable a price, based on a third party appraisal, for this property as could have been obtained from an unaffiliated third party). In addition, the Company agreed to pay the remaining $1.0 million balance of this loan, with interest at the rate of 12% per annum, on the earlier of the Company's sale of Aerocell or January 31, 2004, and the balance of this loan has recently been repaid from the proceeds of the Aerocell sale.

The remaining $8.5 million in senior secured term loans continues to be secured by a lien on substantially all of the assets of the Company.

                     Amendment to TROL Financing Agreements

On July 12, 2002, the Company entered into an agreement amending its TROL financing (the "Amended TROL Financing Agreement"). Under the terms of the Amended TROL Financing Agreement, the maturity date of the TROL financing has been extended until June 30, 2005 and the base rent under the TROL has been increased to the greater of: (i) the amount being received by the Company under its sublease for the facility plus, commencing July 1, 2003, an additional monthly payment by the Company, or (ii) $210,000. The TROL financing continues to be secured by the real property and improvements comprising the facilities.

                           Settlement With Kellstrom

On July 17, 2002, the Company closed on the transactions contemplated by the Post-Closing Resolution Agreement, dated as of June 10, 2002 (the "PCRA") between the Company and Kellstrom Industries, Inc. ("Kellstrom"). The settlement resolves and settles globally outstanding disputes between the Company and Kellstrom (the "Settlement") relating to matters arising out of the Company's December 2000 sale of substantially all of the assets of its redistribution operation to Kellstrom.

As part of the Settlement:

a. Kellstrom purchased certain furniture, fixtures and equipment ("FF&E") from Aviation Sales Distribution Services Company ("ASDC"), a subsidiary of the Company, which equipment is being used by Kellstrom in the operation of its business;

b. Kellstrom "put" certain uncollected accounts receivable which were sold by ASDC to Kellstrom as part of the sale of the assets of the redistribution operation to the Company in accordance with the terms of the Asset Purchase Agreement, dated December 1, 2000, among Kellstrom, the Company and ASDC (the "APA");

c. Kellstrom and the Company resolved outstanding purchase price adjustment disputes under the APA;

d. The Company and Kellstrom settled and setoff amounts due and owing in the ordinary course between Kellstrom and the Company, including certain rental amounts owed by Kellstrom under the Miramar Lease (defined below);

e. Kellstrom's sub-lease (the "Miramar Lease") of the Company's 525,000 square foot Miramar, Florida warehouse and office facility (the "Miramar Facility") was amended (the "Amended Kellstrom Lease") to provide for a term of twenty (20) years with an annual minimum rental of $2.75 million for the first five years, $3.0 million for years six through ten and at fair market value thereafter (all subject to CPI increases). Further, the Amended Kellstrom Lease provides Kellstrom with a one-time right to terminate the Amended Kellstrom Lease upon the completion of the 7th lease year after the closing of the Settlement;

f. The Non-Competition Agreement between the Company and Kellstrom was amended to, among other things, allow the Company's Aerocell Structures flight surfaces MR&O operation to exchange flight surfaces with its customers and to allow the Company, during the six months following the completion of the settlement to sell up to $4.0 million of aircraft parts in the open market; and

g. The Cooperation Agreement between Kellstrom and the Company, which obligated the Company to purchase aircraft parts from Kellstrom, was terminated.

The Settlement resulted in a net cash payment to the Company of approximately $426,000. The closing of the Settlement occurred in connection with the sale of Kellstrom's business to an entity, Kellstrom Aerospace, LLC, organized by Inverness Management LLC. As part of that sale, the Amended Kellstrom Lease was assigned to Kellstrom Aerospace LLC. Such sale, and the terms of the Settlement, were approved by the Bankruptcy Court in Kellstrom's Chapter 11 bankruptcy proceeding.

Additionally, simultaneous with the Settlement, the Company resolved certain purchase price adjustment issues with KAV Inventory, LLC ("KAV"), an entity owned 50% by the Company and 50% by Kellstrom, under the Inventory Purchase Agreement, dated December 1, 2000, among the

Company, ASDC and KAV. Further, the consignment agreement between KAV and Kellstrom (which has been assigned to Kellstrom Aerospace, LLC) and the loan arrangement between KAV and Bank of America were simultaneously amended.

Finally, simultaneous with the Settlement, the four parties (one of which is an entity controlled by the Company's principal stockholder) that had provided credit support to Kellstrom in December 2000 at the time of the Company's sale of its redistribution operations to Kellstrom entered into an agreement with Kellstrom's senior lenders to share proceeds from a sale of an office and warehouse facility owned by Kellstrom and regarding certain other matters. Additionally, as part of the same agreement, the Company entered into a release agreement with Kellstrom's senior lenders with respect to certain matters.

                             Sale of Aerocell Assets

On July 31, 2002, the Company completed the sale of substantially all of the assets and business of its Aerocell Structures operations. The net purchase price was $9.6 million, (subject to the post-closing adjustment described below), of which $9.1 million was received in cash at the closing and the balance of which has been placed into escrow and will be disbursed in the manner set forth below. The Company used the proceeds from the sale to repay $3.5 million of the $7.0 million Amended Term Loan and $3.5 million to repay the $2.5 million BofA Loan and the $1.0 million term loan due to a related party. The remainder, net of expenses, is being used for working capital. For the period ended July 31, 2002, the Company has recorded an approximate
$200,000 gain as a result of this sale.

Pursuant to the asset purchase agreement relating to the sale, the Company has agreed that the value of the Aerocell assets at the closing date was at least $11.7 million. The agreement provides procedures relating to the determination of the closing date value of the Aerocell assets and requires a post-closing payment to the purchaser (on a dollar-for-dollar basis) if it is ultimately determined that the closing date value of the Aerocell assets was lower than the targeted amount.

The agreement also provides that the funds in escrow will be held to support certain indemnification rights provided in the agreement, and, provided that no claims for indemnity have been asserted, $250,000 of the funds being held in escrow will be released six months after the closing date and the balance of the funds being held in escrow will be released one year after the closing date. The agreement also provides that the Company will receive certain rebates in the future for work which the Company helps procure for the purchaser. However, before any such amounts are payable under this rebate, the purchaser will receive a credit to the extent that certain specified inventory of Aerocell is not sold within one year following the Closing Date. There is also additional inventory of Aerocell as to which the Company will have to pay up to $200,000 in cash one year from the closing if that inventory has not been sold or consumed by that date.

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

In the rights offering, we sold 12.0 million shares of common stock to our existing stockholders (including Mr. Harber), and Mr. Harber purchased the balance of the shares (12.0 million shares) pursuant to his obligation to purchase unsold allotments. In the Note Exchange, we exchanged $149.0 million face value of Old Notes (approximately 90% of the Old Notes) for $5.1 million in cash, and all of the New Notes, shares and warrants described above. We used the net proceeds of the rights offering, approximating $10.0 million after payment of the cash proceeds of the Note Exchange, accrued interest on the bonds not tendered, and expenses of the restructuring, to reduce trade payables and to provide working capital for our ongoing business operations. The restructuring has been recorded in accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." As a result, we have recognized an extraordinary gain of $27.3 million, net of $0 tax expense, in the first quarter of 2002. Additionally, because of SFAS No. 15, we will not record interest expense on the New Notes, as the New Notes are already carried on our consolidated financial statements at their maximum potential cash redemption value (including interest) through their maturity. This maximum potential cash redemption value equates to the present value, through 2006, of the $100.0 million notes plus the value of stock to be issued upon redemption of these notes in 2006.

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

As a result of the exchange offer and consent solicitation, $16.2 million in aggregate principal amount of the Old Notes, net of unamortized discount, remain outstanding. As part of the Note Exchange, substantially all of the covenant protections contained in the indenture for the Old Notes were removed.

AGREEMENT TO SETTLE SECURITIES CLASS ACTION LITIGATION

As of May 6, 2002, we entered into an agreement to settle the securities class action litigation previously filed against us and certain of our former directors and officers, and our former auditors, in the United States District Court for the Southern District of Florida. Under the settlement agreement, the fairness of which was approved by the District Court on August 21, 2002, the Company will pay $11.5 million in cash, all of which will be paid by our directors' and officers' liability insurance carrier, and will issue certain securities, as described below, in full settlement of the claims. The securities to be issued are: (i) 1.25 million shares of our authorized but unissued common stock, (ii) $4.0 million of our new 8% Junior Subordinated Convertible PIK Notes due 2007 (with terms similar to, but structurally subordinated to, the New Notes), and (iii) warrants to purchase 4.15 million shares of our common stock at an exercise price of $5.16 per share (which warrants are identical to the warrants issued in the restructuring). Once the settlement becomes final and non-appealable, all claims against us and the other defendants will be dismissed without any admission of liability or wrongdoing. For the quarter ended March 31, 2002, we recorded a liability of $8.0 million related to the value of the securities to be issued in this settlement. For the quarter ended June 30, 2002, we have marked-to-market the securities to be issued in the settlement. As a result of this revaluation, we have recorded a gain of $1.875 million for the period ended June 30, 2002. The securities to be issued will be revalued each period until the District Court's order becomes final and non-appealable (which is expected to occur during the third quarter of 2002).

SETTLEMENT WITH KELLSTROM

On July 17, 2002, we closed on the transactions contemplated by the Post-Closing Resolution Agreement, dated as of June 10, 2002 (the "PCRA") between us and Kellstrom Industries, Inc. ("Kellstrom"). The settlement resolves and settles globally outstanding disputes between us and Kellstrom (the "Settlement") relating to matters arising out of our December 2000 sale of substantially all of the assets of our redistribution operation to Kellstrom.

As part of the Settlement:

a. Kellstrom purchased certain furniture, fixtures and equipment ("FF&E") from one of our subsidiaries, Aviation Sales Distribution Services Company ("ASDC"), which equipment is being used by Kellstrom in the operation of its business;

b. Kellstrom "put" back to us certain uncollected accounts receivable which were sold by ASDC to Kellstrom as part of the sale of the assets of the redistribution operation in accordance with the terms of the Asset Purchase Agreement, dated December 1, 2000, among us, Kellstrom, and ASDC (the "APA");

c. We and Kellstrom resolved outstanding purchase price adjustment disputes under the APA;

d. We and Kellstrom settled and setoff amounts due and owing in the ordinary course between us and Kellstrom, including certain rental amounts owed by Kellstrom under the Miramar Lease (defined below);

e. Kellstrom's sub-lease (the "Miramar Lease") of our 525,000 square foot Miramar, Florida warehouse and office facility (the "Miramar Facility") was amended (the "Amended Kellstrom Lease") to provide for a term of twenty
     (20) years with an annual minimum rental of $2.75 million for the first five years, $3.0 million for years six through ten and at fair market value thereafter (all subject to CPI increases). Further, the Amended Kellstrom Lease provides Kellstrom with a one-time right to terminate the Amended Kellstrom Lease upon the completion of the 7th lease year after the closing of the Settlement;

f. The Non-Competition Agreement between us and Kellstrom was amended to, among other things, allow our Aerocell Structures flight surfaces MR&O operation to exchange flight surfaces with its customers and to allow us, during the six months following the completion of the settlement, to sell up to $4.0 million of aircraft parts in the open market; and

g. The Cooperation Agreement between us and Kellstrom, which obligated us to purchase aircraft parts from Kellstrom, was terminated.

The Settlement resulted in a net cash payment to us of approximately $426,000. The closing of the Settlement occurred in connection with the sale of Kellstrom's business to an entity, Kellstrom Aerospace, LLC, organized by Inverness Management LLC. As part of that sale, the Amended Kellstrom Lease was assigned to Kellstrom Aerospace LLC. Such sale, and the terms of the Settlement, were approved by the Bankruptcy Court in Kellstrom's Chapter 11 bankruptcy proceeding.

Additionally, simultaneous with the Settlement, we resolved certain purchase price adjustment issues with KAV Inventory, LLC, ("KAV") an entity owned 50% by us and 50% by Kellstrom, under the Inventory Purchase Agreement, dated December 1, 2000, among us, ASDC and KAV. Further, the consignment agreement between KAV and Kellstrom (which has been assigned to Kellstrom Aerospace, LLC) and the loan arrangement between KAV and Bank of America were simultaneously amended.

Finally, simultaneous with the Settlement, the four parties (one of which is an entity controlled by our principal stockholder) that had provided credit support to Kellstrom in December 2000 at the time of the sale of our redistribution operations to Kellstrom entered into an agreement with Kellstrom's senior lenders to share proceeds from a sale of Kellstrom's office and warehouse facility in Sunrise, Florida, and regarding certain other matters. Additionally, as part of the same agreement, the Company entered into a release agreement with Kellstrom's senior lenders with respect to certain matters.

SALE OF AEROCELL ASSETS

On July 31, 2002, we completed the sale of substantially all of the assets and business of our Aerocell Structures operation. The net purchase price was $9.6 million (subject to the post-closing adjustment described below), of which $9.1 million was received in cash at the closing, and the balance of which has been placed into escrow and will be disbursed in the manner set forth below. The Company used the proceeds from the sale to repay $7.0 million of term loans. The remainder, net of expenses, is being used for working capital. For the period ended July 31, 2002, the Company has recorded an approximate $200,000 gain as a result of this sale.

The agreement under which the Aerocell assets were sold provided that the value of the Aerocell assets at the closing date would be at least $11.7 million. The agreement also provided procedures relating to the determination of the closing date valuation of the Aerocell assets and requires payment, on a dollar-for-dollar basis, if the closing date value of the Aerocell assets is determined to be lower than the targeted amount.

The agreement further provides that the funds in escrow will be held to support certain indemnification rights provided in the agreement, and, provided that no claims for indemnity have been asserted, $250,000 of the funds being held in escrow will be released six months after the closing date and the balance of the funds being held in escrow will be released one year after the closing date. The agreement also provides that we will receive certain rebates in the future for work which we help procure for the purchaser. However, before any such amounts are payable under this rebate, the purchaser will receive a credit to the extent that certain specified inventory of Aerocell is not sold within one year following the closing date. There is also additional inventory of Aerocell as to which we will have to pay up to $200,000 in cash one year from the closing date if that inventory has not been sold or consumed by that date.

RECENT DEVELOPMENTS CONCERNING OUR OPERATIONS

The September 11, 2001 terrorist attacks against the United States of America have had a severe impact on the aviation industry. As a result of these attacks and their related aftermath, many commercial passenger airlines and air cargo carriers reported significant reductions in their capacity and have taken out of service upwards of 20% of their aircraft. This reduction in capacity caused by the September 11, 2001 events caused the airline industry to incur significant losses in 2001 and lessened the aircraft maintenance required by such airlines (and thereby the amount of maintenance being outsourced to companies like TIMCO). The impact of these attacks and the overall state of the economy has resulted in continued losses during 2002 for some airlines and with the filing for bankruptcy protection under Chapter 11 of the United States Bankruptcy Court by certain carriers. The most notable of late has been the filing for protection from creditors under Chapter 11 by U.S. Airways on August 11, 2002. In addition to U.S. Airways, other carriers, including United Airlines, which is one of our major customers, have publicly discussed the potential of seeking protection from creditors through a voluntary bankruptcy filing. As related to us, current exposures to carriers that are at risk of filing for protection is being continuously evaluated and monitored. Additionally, we are positioning ourself for potential favorable implications of these protection filings and rebirths of the airlines as it is anticipated that additional maintenance outsourcing opportunities could result as these airlines look for cost reduction alternatives to internal labor sources.

While recently airlines are reporting significant increases in their passenger volumes and it appears that passenger levels will in the future return to pre-September 11th levels, the effect of the terrorist acts and the state of the economy in general will continue to have a negative impact on our business. In response, during 2001 and the first half of 2002 we have taken steps, including head count reductions, to reduce our costs. These terrorist attacks have also impacted our competition, with some of our competitors exiting the MR&O business.

While we believe that we will meet our working capital requirements during 2002 from funds available under our revolving credit facility, from our operations, from sales of assets or our equity securities, from debt infusions and other sources, there can be no assurance that we will have sufficient working capital to meet our financial obligations.

RESULTS OF OPERATIONS
                                     General

Operating revenues consist primarily of service revenues and sales of materials consumed while providing services, net of allowances for returns. Cost of sales consists primarily of labor, materials, overhead and freight charges.

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

Large portions of our operating expenses are relatively fixed. Since we typically do not obtain long-term commitments from our customers, we must anticipate the future volume of orders based upon the historic patterns of our customers and upon discussions with our customers as to their future requirements. Cancellations, reductions or delays in orders by a customer or group of customers have in the past and could in the future have a material adverse effect on our business, financial condition and results of operations.

Operating revenue for the six months ended June 30, 2002 decreased $46.6 million or 30.6% to $105.8 million, from $152.5 million for the same period in 2001. Operating revenue for the first half of 2001 included $32.2 million from facilities and operations that were closed or sold in 2001. Without the revenue from these facilities and operations, comparative 2001 six-month revenue would have been $120.2 million. Operating revenue for the three months ended June 30, 2002 decreased $22.6 million or 31.9% to $48.3 million, from $70.9 million for the same period in 2001. Comparative 2001 three-month revenue without the revenue from operations which were closed or sold would have been $60.1 million.

The decrease in revenue is primarily attributable to decreased revenue from our heavy airframe maintenance operations. This decrease was generally caused by a reduction in market opportunities due to adverse market conditions, which have caused many of our customers to delay maintenance on their aircraft or park older aircraft maintained by us due to rising fuel prices and general economic conditions. In addition, revenue decreased due to the sale of the Caribe MR&O operation in the second quarter of 2001, the consolidation of our Winston Salem, North Carolina heavy airframe maintenance facility into our Greensboro, North Carolina operations and the closure of our Oscoda airframe heavy maintenance operations. Finally, 2001 revenues included revenues from sales of leased assets from our leasing portfolio. All such leases have now expired and all but one lease package has been sold.

Gross profit increased to $11.4 million for the six months ended June 30, 2002, compared with a gross loss of ($0.1) million for the six months ended June 30, 2001. The gross profit for the three months ended June 30, 2002 was $5.1 million, an increase of $4.6 million over the 2001 second quarter. This increase is due primarily to improved operating efficiencies, resulting in a higher revenue realization per labor hour, and cost reductions achieved through consolidation of operations in addition to company-wide salary and benefit reductions in April 2001. Gross profit as a percentage of revenues increased to 10.7% and 10.6% for the six and three-month periods ended June 30, 2002, respectively, from (0.1%) and 0.7% for the same respective periods in 2001.

Gross profit levels during any period are dependent upon the number and type of aircraft serviced, the contract terms under which services are performed and the efficiencies that can be obtained in the performance of such services. Significant changes in any one of these factors can have a material impact on the amount and percentage of gross profits in any particular period. Additionally, gross profit is impacted by considerations as to the value of our inventory. While we believe that we have appropriate reserves for inventory obsolescence (and we further increased our reserves for obsolete inventory in the second quarter of 2002 by $1.6 million due to current market conditions in the aircraft parts market), the size of our inventory reserves may need to increase in the future, depending on the market for aircraft parts in the future and the fleet types of the parts in our inventory compared to the types of aircraft for which we are performing maintenance procedures.

Operating expenses decreased $21.1 million or 72.2% to $8.1 million for the six months ended June 30, 2002, compared with $29.2 million for the six months ended June 30, 2001. Operating expenses for the three months ended June 30, 2002 decreased $16.2 million or 78.0% to $4.6 million from the same period in 2001. First quarter operating expenses were $3.5 million. Operating expenses as a percentage of revenues were 7.7% and 9.5% for the six and three-month periods ended June 30, 2002, respectively, compared to 19.2% and 29.4% for the same respective periods in 2001. Operating expenses as a percentage of revenues were 6.2% for the first quarter of 2002.

Operating expenses for the six months ended June 30, 2001 included a charge of approximately $12.0 million ($11.0 million during the quarter ended June 30, 2001) relating to the closure of the Oscoda, Michigan heavy airframe maintenance facility, impairment of assets at the Oscoda, Michigan engine overhaul operation, allowance for a receivable from an airframe customer experiencing significant financial difficulties and the consolidation of Aircraft Interior Design into a single facility. The remaining reduction of operating expenses is mainly due to the lower sales volumes noted above, the closing of our Miramar headquarters and moving those offices to our Greensboro location, the sale of Caribe and the salary and benefit reductions noted above.

As a result of these factors, income from operations was $3.2 million for the 2002 first half, compared to a loss from operations of $29.3 million for the first half of 2001, and income from operations for the second quarter of 2002 was $0.5 million, compared to a loss of $20.3 million for the second quarter of 2001.

Interest expense for the six months ended June 30, 2002 decreased by $3.4 million or 26.0% to $9.7 million, from $13.1 million for the six months ended June 30, 2001. Interest expense for the quarter ended June 30, 2002 decreased by $2.7 million or 41.5% to $3.9 million, from $6.6 million for same period in 2001. The decrease is primarily attributable to completion of the Note Exchange and Rights Offering which eliminated interest expense on $149.0 million of the Old Notes since the end of February 2002 (see Note 6 of the Notes to the Condensed Consolidated Financial Statements for an explanation as to why interest is not recorded on the New Notes), lower outstanding debt balances as a result of selling Caribe, completion of the restructuring and slightly lower interest rates from period to period, somewhat offset by higher deferred financing fees. Amortization of deferred financing costs (which is included in interest expense) was $4.3 million and $2.0 million for the six and three months ended June 30, 2002, respectively, compared to $2.8 million and $1.2 for the same periods of 2001.

We recorded a charge of $8.0 million during the first quarter of 2002 related to an agreement to settle a pending class action securities claim. For the period ended June 30, 2002, the securities to be issued in this settlement have been revalued, resulting in a gain during the 2002 second quarter of $1.875 million. We will continue to revalue these securities until the order approving the settlement becomes final and non-appealable (which is expected to occur during the third quarter of 2002). See Note 4 of Notes to Condensed Consolidated Financial Statements.

Other income - net was $1.7 million for the first half of 2002 and $1.0 million for second quarter ended June 30, 2002, or $5.2 million and $5.9 million lower than the other income-net for the same periods in 2001. Other income-net for the second quarter of 2001 included a gain on sale of Caribe and income on a forfeited lease deposit, totaling $7.9 million. We also recorded a change in the second quarter of 2001 to write-off $29.4 million of note receivable due to us from KAV.

As a result of the above factors, our loss from continuing operations before income taxes, discontinued operations and extraordinary gain for the six months ended June 30, 2002 was $10.9 million, compared to a loss of $64.9 million for the six months ended June 30, 2001. Our continuing operations loss before income taxes and discontinued operations for the quarter ended June 30, 2002 was $0.5 million, compared to a loss of $49.4 million for the quarter ended June 30, 2001. Without the non-cash charge relating to the settlement of the class action, we would have reported a loss from continuing operations before income taxes, discontinued operations and extraordinary gain of $4.8 million and $2.3 million for the six and three month periods ended June 30, 2002.

We recorded a $3.8 million tax benefit during the first quarter of 2002 as a result of the passage of legislation, which permits businesses to carry net operating losses back to offset taxable income from the previous five years (compared to two years under prior law). Prior to the passage of this legislation, these net operating losses were fully reserved as it was determined to be more likely than not that we would not generate taxable income in the near future and that we would not have the opportunity to benefit these net operating losses.

For the reasons set forth above, our loss from continuing operations for the six months ended June 30, 2002 was $7.1 million or $0.34 per basic share and diluted share compared to a loss of $64.9 million or $43.25 per basic share and diluted share for the six months ended June 30, 2001. The loss from continuing operations for the three months ended June 30, 2002 was $0.5 million or $0.01 per basic share and diluted share, compared to a loss of $49.4 million or $32.92 per basic share and diluted share for the three months ended June 30, 2001. Weighted average common and common equivalent shares outstanding (diluted) were
20.9 million and 30.3 million for the six and three months ended June 30, 2002, respectively, and 1.5 million for the six and three months ended June 30, 2001.

Income from discontinued operations for the six month and three month periods ended June 30, 2002 was $0.9 million and $0.7 million, respectively, or $0.04 and $0.02, respectively, per basic share and diluted share, compared to a loss of $4.3 million and $4.6 million, or $2.89 and $3.09 per basic share and diluted for the same respective periods of 2001. The six and three month periods ended June 30, 2001 include $5.1 million of charges for reserves relating to assets whose realization was impacted by the operations of KAV and the financial condition of Kellstrom.

During the first quarter of 2002, the Company recognized a $27.3 million extraordinary gain relating to the Note Exchange. See discussion above and Note 6 of Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES
                                    Liquidity

As of June 30, 2002, we had outstanding indebtedness of $184.4 million (excluding outstanding letters of credit of $12.1 million), of which $52.4 million is senior debt that has been refinanced in July 2002, including amounts due under the TROL financing which is now characterized as a capital lease, and the remainder of which is other indebtedness, including the New Notes and the Old Notes. Our ability to make payments of principal and interest on outstanding debt will depend upon our future operating performance, which will be subject to economic, financial, competitive and other factors beyond our control. The level of our indebtedness is also important due to:

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

During 2001 and 2002 to date, we have relied upon borrowings under our revolving credit facility, proceeds from term loans, sales of assets, tax refunds and the Rights Offering, along with cash provided by operations during 2002, to meet our working capital requirements. We cannot assure you that financing alternatives will be available to us in the future to support our working capital requirements.

During the quarter ended June 30, 2002 the Company applied for and received $11.1 million of federal income tax refunds as a result of carrying back net operating losses to offset taxable income from prior years. Of this amount, $3.8 million has been recognized as an income tax benefit during 2002 and has resulted through favorable tax legislation passed by the U.S. Congress that increased the number of years that net operating losses could be carried back to offset taxable income. Prior to the passage of this legislation, these net operating losses were fully reserved as it was determined to be more likely than not that we would not generate taxable income in the near future and that we would not have the opportunity to benefit from these net operating losses.

While we had a negative stockholders' equity $85.3 million at June 30, 2002, it includes as a liability $115.8 million of the New Notes. While we have the right, but not the obligation, to redeem the New Notes for cash and equity, other than in connection with a change in control we will never be obligated to make any cash payments to the holders of the New Notes. As such, had our New Notes been converted into common stock as of June 30, 2002, our pro-forma stockholders' equity would have been $30.5 million.

                                      Cash

Net cash provided by continuing operating activities during the six months ended June 30, 2002 was $10.5 million, compared to $5.0 million for the same period in 2001. Cash provided by operating activities was primarily the result of earnings, adjusted for non-cash charges, of approximately $5.5 million and decreases in accounts receivable, inventories and other current assets of $5.9 million, $8.6 million and $9.9 million, respectively, partially offset by reductions in trade payables of $13.9 million and other liabilities of $5.5 million. Cash of $0.9 million was used in investing activities during the first half of 2002 for the purchase of fixed assets. Cash used in financing activities during the period was $2.4 million. Net proceeds from the Rights Offering of $19.8 million were used to fund the Note Exchange, including $5.1 million for the retirement of Old Notes and $5.0 million for expenses of the Note Exchange. The remaining proceeds, along with cash from operations, were used to pay down $10.9 million of the revolver balance, to pay $1.0 million of bank and refinancing fees and to pay $0.1 of capital leases. Cash of $0.3 million was provided by our discontinued operations.

                            Senior Credit Facilities



In July 2002, we entered into an agreement amending and restating our senior credit facilities with a syndicate of four lenders led by Citicorp USA Inc. and UPS Capital Corporation pursuant to the terms of a Fifth Amended and Restated Credit Agreement (the "Amended Credit Agreement"). Under the Amended Credit Agreement, we have obtained a $30.0 million senior secured revolving line of credit (the "Amended Revolving Credit Facility") and a $7.0 million senior secured term loan (the "Amended Term Loan" and collectively with the Amended Revolving Credit Facility, the "Amended Credit Facility").

We have utilized the proceeds from the Amended Credit Facility to repay outstanding borrowings under our previously outstanding revolving credit facility and our previously outstanding $12.0 million senior secured term loan. See Note 3 and 8 of the Notes to the Condensed Consolidated Financial Statements. As of August 12, 2002, the outstanding aggregate amount of letter of credit under the Amended Revolving Credit Facility was $11.6 million and availability under the Amended Revolving Credit Facility was $3.7 million.

The interest rate on the Amended Revolving Credit Facility is, at the Company's option, (a) prime plus 3% per annum, or (b) LIBOR plus 4.5% per annum. The interest rate on the Amended Term Loan is 12% per annum. The Amended Revolving Credit Facility is due on January 31, 2004. The Amended Term Loan is due in quarterly installments of $500,000, commencing September 30, 2002, with the principal balance due in full on January 31, 2004.

The Amended Credit Agreement contains certain financial covenants regarding our financial performance and certain other covenants, including limitations on the amount of annual capital expenditures and the incurrence of additional debt, and provides for the suspension of the Amended Credit Facility and repayment of all debt in the event of a material adverse change in the business or a change in control. Generally, the Amended Credit Agreement requires mandatory repayments and reduction of the commitments thereunder from proceeds of a sale of assets or an issuance of equity or debt securities. Mandatory repayments are also required as a result of insufficient collateral to meet the borrowing base requirements thereunder or in the event the outstanding obligations under the Amended Credit Facility exceed the commitments thereunder. Substantially all of our assets are pledged as collateral for amounts borrowed.

In July 2002, we also restructured our outstanding $10.0 million senior secured term loan with Bank of America. $5.0 million of this loan (the "$5.0 million BofA Loan") is now due on January 31, 2004. The $5.0 million BofA Loan continues to bear interest at the rate of LIBOR plus 2% and continues to be credit supported by two individuals, one of whom is our principal shareholder. After the refinancing, $2.5 million of the original BofA loan (the "$2.5 million BofA loan") continued to be due on August 14, 2002, and such loan was repaid from the proceeds of the Aerocell sale.

The remaining $2.5 million of the original BofA loan (the "Quevedo Loan") was restructured as follows: (i) at the closing of the refinancing, Mr. Quevedo, a director of the Company, paid Bank of America $2.5 million, reducing our obligation under this term loan from $10.0 million to $7.5 million (which amount was then restructured as set forth above); (ii) we transferred to Mr. Quevedo a 100,000 square foot warehouse facility in Pearland, Texas which had been previously been utilized by our redistribution operation in satisfaction of $1.5 million of the Quevedo Loan (which is at least as favorable a price, based on a third party appraisal, for this property as could have been obtained from an unaffiliated third party); and (iii) we agreed to pay Mr. Quevedo the remaining $1.0 million balance of this loan, with interest at the rate of 12% per annum) on the earlier of the sale of Aerocell or January 31, 2004 (such amount was repaid from the proceeds of the Aerocell sale).

The remaining $8.5 million in senior secured term loans continues to be secured by a lien on substantially all of our assets.

                            Senior Subordinated Notes

New Notes

On February 28, 2002, in connection with our Note Exchange, we issued $100.0 million face value in aggregate principal amount of our New Notes, which mature on December 31, 2006. The New

Notes bear interest at the rate of 8.0% per annum from the date of issuance, and are payable at our option either in cash or paid- in-kind through the issuance of additional New Notes, semiannually on June 30 and December 31 of each year. We expect to elect to pay interest in-kind. If we do not pay interest in cash as of an interest payment date, we will automatically be deemed to have paid such interest in-kind and additional New Notes in the amount of such interest payment will automatically be deemed to be outstanding from such date forward.

The New Notes are general unsecured obligations, subordinated in right of payment to all existing and future senior debt, including indebtedness outstanding under the Amended Credit Facility and any future credit facility that may replace the Amended Credit Facility. The New Notes are effectively subordinated to all secured obligations to the extent of the assets securing such obligations including the Amended Credit Facility. The New Notes are also effectively subordinated in right of payment to all existing and future liabilities of any of our subsidiaries that do not guarantee the New Notes.

The New Notes are fully and unconditionally guaranteed, on a senior subordinated basis, by substantially all of our existing subsidiaries and each subsidiary that we organize in the future, unless such subsidiary is designated as an unrestricted subsidiary (the "Subsidiary Guarantors"). Subsidiary guarantees are joint and several, full and unconditional, general unsecured obligations of the Subsidiary Guarantors. Subsidiary guarantees are subordinated in right of payment to all existing and future senior debt of Subsidiary Guarantors, including the Credit Facility, and are also effectively subordinated to all secured obligations of Subsidiary Guarantors to the extent of the assets securing such obligations, including the Amended Credit Facility.

The indenture for the New Notes (i) permits us to incur indebtedness equal to the greater of $95 million or an amount that satisfies a fixed charge coverage ratio of 2.25 to 1.00, (ii) requires us, upon a change of control or certain asset sales, to repurchase the New Notes at a price equal to the redemption price which we would be obligated to pay if we redeemed the New Notes on the date of the change of control or asset sale; and (iii) does not contain a provision requiring acceleration of any premium due upon acceleration of the New Notes upon an event of default by reason of any willful action (or inaction) taken (or not taken) by us with the intention of avoiding the prohibition on the redemption of New Notes.

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

Old Notes

In 1998, we sold $165.0 million of the Old Notes due in 2008 with a coupon rate of 8.125% at a price of 99.395%. As a result of the Note Exchange, $16.2 million in aggregate principal amount of the Old Notes remain outstanding. Interest on the Old Notes is payable on February 15 and August 15 of each year. The Old Notes are general unsecured obligations, subordinated in right of payment to all existing and future senior debt, including indebtedness outstanding under the Amended Credit Facility and under senior credit facilities which may replace the Amended Credit Facility in the future, and to the New Notes. In addition, the Old Notes are effectively subordinated to all secured obligations to the extent of the assets securing such obligations, including the Amended Credit Facility, and to the New Notes. The Old Notes are also effectively subordinated in right of payment to all existing and future liabilities of any of our subsidiaries that do not guarantee the Old Notes. As a result of the Note Exchange, substantially all of the covenant protection contained in the indenture relating to the Old Notes was extinguished.

The Old Notes are fully and unconditionally guaranteed, on a senior subordinated basis, by substantially all of our existing subsidiaries and each subsidiary that we organize in the future, unless such subsidiary is designated as an unrestricted subsidiary (the "Subsidiary Guarantors"). Subsidiary guarantees are joint and several, full and unconditional, general unsecured obligations of the Subsidiary Guarantors. Subsidiary guarantees are subordinated in right of payment to all existing and future senior debt of Subsidiary Guarantors, including the Amended Credit Facility, and are also effectively subordinated to all secured obligations of Subsidiary Guarantors to the extent of the assets securing such obligations, including the Amended Credit Facility.

                          Lease for Miramar facilities

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

In July 2002, we entered into an agreement amending our TROL financing (the "Amended TROL Financing Agreement"). Under the terms of the Amended TROL Financing Agreement, the maturity date of the TROL financing has been extended until June 30, 2005 and the base rent under the TROL has been increased to the greater of: (i) the amount being received under our sublease for the facility, plus, commencing July 1, 2003, an additional monthly payment by us, or (ii) $210,000. The TROL financing continues to be secured by the real property and improvements comprising the facilities, including the fixtures therein.

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

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

                               Inventory Valuation

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

                                Use of Estimates

Management's discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to estimated losses on disposal of discontinued operations, the allowances to reduce inventory to the lower of cost or net realizable value, the estimated profit recognized as aircraft maintenance, design and construction services are performed, the allowance for doubtful accounts and notes receivable, the realizability of its investment in affiliates, future cash flows in support of long lived assets, medical benefit accruals, the estimated fair values of facilities under capital leases and allowances for litigation and environmental costs. Management bases their estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 4 to the Company's Unaudited Condensed Consolidated Financial Statements included in this filing.

ITEM 2. CHANGES IN SECURITIES

See Note 6 to the Company's Unaudited Condensed Consolidated Financial Statements included in this filing.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were presented to the Company's stockholders during the second quarter of 2002.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORMS 8-K


(a) Exhibits

    99.1 Certification of Chief Executive Officer

    99.2 Certification of Chief Financial Officer

(b) Reports on Form 8-K

During the quarter ended June 30, 2002 the Company filed a Current Report on Form 8-K reporting under Item 4 the election to change its independent auditors from Arthur Andersen LLP to KPMG LLP.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TIMCO Aviation Services, Inc.





                                        By: /s/ C. Robert Campbell
                                            ------------------------------------
                                            Executive Vice President and Chief
                                            Financial Officer
                                            (Principal Financial Officer)



Dated: August 28, 2002

                                 Exhibit Index

Exhibit
Number              Description
------              -----------
99.1     Certification of Chief Executive Officer

99.2     Certification of Chief Financial Officer