Form 10-Q
period 2002-09-30
TIMCO AVIATION SERVICES INC
filed 2002-11-15
CIK 1012159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark one]

[ x ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended September 30, 2002

OR

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the transition period from to

Commission File No. 1-11775

TIMCO AVIATION SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-0665658 (IRS Employer Identification No.)

623 Radar Road	27410
Greensboro, North Carolina (Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (336) 668-4410 (x3016)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.    Yes   [ x ]    No   [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes   [   ]    No   [ x ]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 31,640,994 shares of common stock, $.001 par value per share, were outstanding as of November 14, 2002.

TIMCO AVIATION SERVICES, INC.

INDEX

Part I. Financial Information

Page

Item 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets at December 31, 2001 and September 30, 2002 (unaudited)	3-4
Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2002 and 2001 (unaudited)	5-6
Condensed Consolidated Statements of Stockholders’ Deficit for the nine months ended September 30, 2002 (unaudited)	7
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 (unaudited)	8-9
Notes to Condensed Consolidated Financial Statements	10

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS	27

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	42

Item 4. CONTROLS AND PROCEDURES	42

Part II. Other Information

Item 1. LEGAL PROCEEDINGS	43
Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS	43
Item 3. DEFAULTS UPON SENIOR SECURITIES	43
Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS	43
Item 5. OTHER INFORMATION	43
Item 6. EXHIBITS AND REPORTS ON FORM 8-K	43

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	December 31,	September 30,
	2001	2002

ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Accounts receivable, net	26,936	16,309
Inventories	42,926	29,959
Income tax receivable	6,236	—
Capitalized lease asset held for sale	25,240	—
Other current assets	4,002	4,809

Total current assets	105,340	51,077

Equipment on lease, net	360	—

Fixed assets, net:
Capitalized lease asset previously held for sale	—	24,821
Property and equipment, net	38,471	32,935

	38,471	57,756

Goodwill, net	26,124	26,124
Assets of discontinued operations held for sale	1,618	—
Deferred financing costs, net	6,637	2,608
Other	4,242	1,512

Total assets	$182,792	$139,077

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$25,969	$10,848
Accrued expenses	26,357	16,252
Customer deposits	14,820	13,004
Current maturities of notes payable	22,000	—
Liabilities of discontinued operations	7,013	3,955
Revolving loan	12,074	3,770
Current maturities of capital lease obligations	25,450	919
Accrued interest	12,113	493

Total current liabilities	145,796	49,241

Senior subordinated notes, net:
Old notes due 2008	164,437	16,246
New notes due 2006	—	115,800
Junior subordinated notes due 2007, net	—	2,500
Capital lease obligations, net of current portion	3,890	28,104
Long-term notes payable	—	8,500
Other long-term liabilities	36	36

Total long-term liabilities	168,363	171,186

Commitments and Contingencies (see footnotes)
Stockholders’ Deficit:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none outstanding, 15,000 shares designated Series A Junior Participating	—	—
Common stock, $.001 par value, 500,000,000 shares authorized, 1,501,532 and 31,640,994 shares Issued and outstanding at September 30, 2002 and December 31, 2001, respectively	2	32
Additional paid-in capital	153,277	180,830
Accumulated deficit	(284,646)	(262,212)

Total stockholders’ deficit	(131,367)	(81,350)

Total liabilities and stockholders’ deficit	$182,792	$139,077

The accompanying notes are an integral part of these condensed consolidated balance sheets.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share Data)
(Unaudited)

	For the Nine Months
	Ended September 30,

	2001	2002

Operating revenue:
Sales, net	$211,953	$139,514
Other	1,783	160

	213,736	139,674
Cost of sales	214,361	129,737

Gross (loss) profit	(625)	9,937
Operating expenses	37,653	8,777

(Loss) income from operations	(38,278)	1,160

Interest expense	18,876	11,973
Charge for settlement of class action litigation	—	4,410
Charge to reserve notes receivable from KAV Inventory, LLC	37,900	—
Other expense (income) — net	8,139	(2,961)

Loss before income taxes, discontinued operations and extraordinary gain	(103,193)	(12,262)
Income tax benefit	(141)	(3,800)

Loss from continuing operations before discontinued operations and extraordinary gain	(103,052)	(8,462)
(Loss) income from discontinued operations, net of income taxes	(6,645)	3,617

Loss before extraordinary gain	(109,697)	(4,845)
Extraordinary gain resulting from debt restructuring, net of income taxes of $0	—	27,279

Net (loss) income	$(109,697)	$22,434

Basic and diluted (loss) income per share:
Loss from continuing operations	$(68.63)	$(0.35)
(Loss) income from discontinued operations	(4.43)	0.15
Extraordinary gain	—	1.13

Net (loss) income	$(73.06)	$0.93

Weighted average shares outstanding:
Basic and diluted	1,501,532	24,119,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share Data)
(Unaudited)

	For the Three Months
	Ended September 30,

	2001	2002

Operating revenue:
Sales, net	$61,219	$33,799
Other	55	53

	61,274	33,852
Cost of sales	61,819	35,271

Gross loss	(545)	(1,419)
Operating expenses	8,748	903

Loss from operations	(9,293)	(2,322)

Interest expense	5,765	2,268
Gain on revaluation of class action litigation	—	(1,715)
Charge to reserve notes receivable from KAV Inventory, LLC	8,500	—
Other expense (income) — net	14,740	(1,677)

Loss before income taxes and discontinued operations	(38,298)	(1,198)
Income tax benefit	(189)	—

Loss from continuing operations before discontinued operations	(38,109)	(1,198)
(Loss) income from discontinued operations, net of income taxes	(2,303)	2,545

Net (loss) income	$(40,412)	$1,347

Basic and diluted (loss) income per share:
Loss from continuing operations	$(25.38)	$(0.04)
(Loss) income from discontinued operations	(1.53)	0.08

Net (loss) income	$(26.91)	$0.04

Weighted average shares outstanding:
Basic and diluted	1,501,532	30,526,864

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(In Thousands, Except Share Data)
(Unaudited)

	Common Stock		Additional		Total
			Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2001	1,501,532	$2	$153,277	$(284,646)	$(131,367)
Net income	—	—	—	22,434	22,434
Net proceeds from issuance of common stock to stockholders in connection with rights offering	24,024,507	24	19,782	—	19,806
Common stock issued to senior subordinated noteholders in connection with note exchange offer	4,504,595	5	3,744	—	3,749
Warrants issued to senior subordinated noteholders in connection with note exchange offer	—	—	785	—	785
Common stock issued to third party for services	360,360	—	631	—	631
Common stock issued in settlement of class action litigation	1,250,000	1	1,149	—	1,150
Warrants issued in settlement of class action litigation	—	—	760	—	760
Warrants issued to shareholders for credit support	—	—	702	—	702

Balance as of September 30, 2002	31,640,994	$32	$180,830	$(262,212)	$(81,350)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For the Nine
	Months Ended
	September 30,

	2001	2002

CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) income	$(109,697)	$22,434
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Loss (income) from discontinued operations	6,645	(3,617)
Extraordinary gain on restructuring of debt	—	(27,279)
Charge for class action settlement	—	4,410
Gain on Kellstrom settlement, net of cash proceeds	—	(1,173)
Gain on sale of subsidiary	(5,664)	(279)
Depreciation and amortization	7,912	4,135
Amortization of deferred financing costs	4,196	4,991
Provision for (recovery of) doubtful accounts	4,804	(1,127)
Charge to reserve notes from KAV Inventory, LLC	37,900	—
Write down of long lived assets	21,738	—
Equity in loss of affiliate, net of taxes	6,573	—
Proceeds from sale of equipment on lease, net of gain	3,282	—
Income on non-refundable lease deposit	(2,204)	—
Expense from warrants issued to third parties	440	—
Decrease in accounts receivable	24,291	10,478
(Increase) decrease in inventories	(759)	8,654
Decrease in other assets	5,312	8,159
Decrease in accounts payable	(5,016)	(14,387)
Increase (decrease) in customer deposits	6,127	(1,816)
Increase (decrease) in other liabilities	8,344	(8,835)

Net cash provided by operating activities	14,224	4,748

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sale of subsidiary	21,290	9,062
Purchases of fixed assets	(1,393)	(1,513)
Payments from related parties	1,793	—

Net cash provided by investing activities	21,690	7,549

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowings under senior debt facilities	255,456	155,660
Payments under senior debt facilities	(289,675)	(163,964)
Issuance of common stock in rights offering	—	19,806
Payment for old notes in note exchange offer	—	(5,081)
Payment of expenses related to exchange offer	—	(5,031)
Payments of deferred financing costs	(2,662)	(2,988)
Payments on equipment loans and capital leases	(1,097)	(289)
Payments on term loan	(5,500)	(13,500)
Proceeds of term loan	12,000	—

Net cash used in financing activities	(31,478)	(15,387)

Net cash (used in) provided by discontinued operations	(1,813)	3,090

Net increase in cash and cash equivalents	2,623	—
Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$2,623	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$(11,330)	$(6,057)

Income taxes (paid) refunded	$(60)	$11,458

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Value of common stock and warrants issued in connection with note exchange offer and loan origination	$—	$4,534

Value of common stock and warrants issued in connection with settlement of class action litigation	$—	$1,910

Value of warrants issued to shareholders for credit support	$—	$702

Value of common stock issued to third party for services	$—	$631

Acquisition of property through capital lease	$34,240	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002
(Unaudited)

1. BASIS OF PRESENTATION

Interim Condensed Consolidated Financial Statements

TIMCO Aviation Services, Inc. (the “Company”), formerly known as Aviation Sales Company, is a Delaware corporation that, through its subsidiaries, provides aircraft maintenance, repair and overhaul (“MR&O”) services to commercial passenger airlines, air cargo carriers, aircraft leasing companies, maintenance and repair facilities and aircraft parts redistributors throughout the world. In July 2002, the Company sold its flight surface repair operation based in Hot Springs, Arkansas. Additionally, in May 2001 the Company sold one of its MR&O operations based in Miramar, Florida. The results of these businesses are included in the accompanying condensed consolidated results of operations through the respective periods of their sale.

On February 28, 2002, the Company completed a significant restructuring of its capital and equity, including a note exchange and rights offering. See Note 7 for further discussion.

Concurrent with the completion of the note exchange and rights offering, the Company changed its capitalization by increasing the number of its authorized shares of common stock from 30.0 million shares to 500.0 million shares and by reducing the number of its issued and outstanding shares of common stock by converting every ten shares of its issued and outstanding common stock into one share. Additionally, the Company changed its corporate name from “Aviation Sales Company” to “TIMCO Aviation Services, Inc.” All share and per share data contained herein has been restated for the one-share-for-ten-shares reverse stock split.

On May 6, 2002, the Company entered into an agreement to settle a securities class action lawsuit previously filed against it and certain of its former directors and officers in the United States District Court for the Southern District of Florida. On August 21, 2002, the U.S. District Court approved this settlement, which has become final after a 30-day appeal period expired. See Note 5 for further discussion.

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 001- 11775 (the “Form 10-K”).

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2002, the results of its operations for the three and nine month periods ended September 30, 2001 and 2002 and its cash flows for the nine month periods ended September 30, 2001 and 2002. The results of operations and cash flows for the nine month period ended September 30, 2002 are not necessarily indicative of the results of operations or cash flows which may be reported for the year ending December 31, 2002.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Principal estimates made by the Company include the estimated losses on disposal of discontinued operations, the allowance to reduce inventory to the lower of cost or market value, the estimated profit or loss to be recognized as aircraft maintenance, design and construction services are performed, the allowances for doubtful accounts and notes receivable, the realizability of its investment in affiliates, future cash flows in support of its long-lived assets, medical benefit accruals, the estimated fair value of the facilities under capital lease, and the allowances for litigation and environmental costs. A principal assumption made by the Company is that inventory will be utilized and realized in the normal course of business and may be held for a number of years.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Intangible Assets.” SFAS No. 142 eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with defined lives and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 applies to goodwill and intangible assets arising from transactions completed before and after the Statement’s effective date of January 1, 2002 and requires that goodwill no longer be amortized, but tested for impairment at least annually. The Company recorded goodwill amortization of $0.4 million and $1.5 million in the three and nine month periods ended September 30, 2001. At September 30, 2002, the Company had net goodwill of $26.1 million, which is subject to the new impairment tests prescribed under the statement. The Company adopted SFAS No. 142 on January 1, 2002. In accordance with SFAS No. 142, the Company has elected July 31, 2002 as it annual impairment assessment date. The Company has completed its initial impairment assessment as of January 1, 2002 and its annual impairment assessment as of July 31, 2002, and has concluded that no impairment charge is required at this time. Absent a significant change in the Company’s operating environment, the Company’s assessment of goodwill impairment will not be re-evaluated until July 31, 2003 (the annual assessment date).

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of Accounting Principles Board Opinion (APB) No. 30, “Reporting the Results Of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 effective January 1, 2002 with no material impact on its consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Under Statement 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates Statement 4 and as a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Additionally, this Statement amends SFAS No. 13, “Accounting for Leases”, such that lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in a similar manner as a sale-leaseback. This Statement will become effective for the Company on January 1, 2003.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for certain qualifying employee termination benefits. This Statement will be effective for exit or disposal activities initiated by the Company after December 31, 2002.

In October 2002, the FASB Emerging Issues Task Force (EITF) issued Summary No. 2, Supplement No. 4 of EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. The focus of this issue, as related to the Company, is the accounting for service arrangements in which separate units of accounting is required, and how the consideration should be allocated among these separate, identifiable units. As the Company maintains certain customer service contracts that include multiple aircraft, this issue requires review by the Company as it relates to the Company’s revenue recognition policy. As of September 30, 2002, no material impact or change to the Company’s revenue recognition policy has been identified based upon the release of this supplement.

Comprehensive Income (Loss)

For all periods presented comprehensive income (loss) is equal to net income (loss).

Revenue Recognition

Revenues from aircraft maintenance service are generally recognized and unbilled receivables are recorded based upon the percentage of completion method. Unbilled receivables are billed on the basis of contract terms (which are generally on completion of an aircraft) and deliveries. The Company changed its method of accounting for revenue at its engine overhaul facility in the second quarter of 2001. Revenues related to engine overhaul services are now recognized upon shipment of the overhauled engine. Prior to this change, revenue was recognized as services were performed based upon a percentage of completion method. The change in the method of accounting for revenue at the Company’s engine overhaul facility did not have a material impact on the Company’s financial position or current or prior period results of operations. Also, the Company exchanges rotable parts in need of service or overhaul for new, overhauled or serviceable parts in its inventory for a fee. Fees on exchanges are recorded as sales at the time the unit is shipped. In addition, gain on sales of equipment on lease is included in other operating revenue in the accompanying condensed consolidated statements of operations.

Liquidity

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. On several occasions during 2001 and 2002, the Company has been out of compliance with certain of the covenants contained in its credit agreement with its senior lenders and under its tax retention operating lease (“TROL”) financing arrangement (which facility is recorded as a capitalized lease asset previously held for sale). The Company’s senior lenders and the TROL financing lender waived all of the events of default arising from the covenant violations which occurred during 2001 and 2002, and the Company was in compliance with its senior credit agreements at September 30, 2002. Debt classification will remain contingent upon the continued compliance or waiver of violations of these covenant requirements.

On July 31, 2002, the Company completed the sale of substantially all of the assets and business of its Aerocell Structures, Inc. (“Aerocell”) flight surfaces MR&O operation. The net sales price was $9.6 million (subject to post closing adjustments), of which $9.1 million was received in cash at the closing, and the balance of which has been placed into escrow and will be received, 50% after six months and the remainder after 12 months, subject to certain indemnity obligations. The Company used the proceeds from the sale to repay $7.0 million of term loans. The remainder, net of expenses, has been used for working capital (see Note 4). During the third quarter ended September 30, 2002, the Company recorded a $0.3 million gain as a result of this sale (see Note 2).

On July 12, 2002, the Company completed a refinancing of all of its senior debt. In the refinancing, the Company obtained a $30.0 million revolving credit facility and new a $7.0 million term loan, both due January 31, 2004, and used the proceeds from these new credit facilities to repay amounts outstanding under its previous revolving credit agreement and under a previously outstanding $12.0 million senior term loan. In addition, the Company restructured its TROL financing to a three-year, $25.2 million capital lease liability. The Company also satisfied $1.5 million of a $10.0 million term loan through a transfer of real estate and extended $6.0 million of such term debt to a January 31, 2004 maturity, with the remaining balance of $2.5 million due on August 14, 2002 (see Note 4). The Company used the proceeds from the Aerocell sale to reduce the outstanding term debt as follows: (i) $3.5 million was used to reduce term debt due to the Company’s revolving credit and term lenders, (ii) $2.5 million was used to repay term debt due August 14, 2002, and (iii) $1.0 million was used to repay term debt due in January 2004. As of November 8, 2002, the Company had $8.5 million of term loans, $1.1 million of revolving loans, $11.5 million of letters of credit outstanding and $3.4 million was available for borrowing under its amended revolving credit facility.

Subsequent to the end of the third quarter, on October 11, 2002, the Company sold its real estate and fixtures located at the Company’s Aircraft Interior Design, Inc. (AID) operation in Dallas, Texas, to the Company’s principal stockholder. The gross selling price for these assets was approximately $2.4 million, which was the fair market value, based on a third party appraisal, on the sale date. Simultaneous with this sale, the Company entered into a lease agreement with the principal stockholder for a majority of these assets. The term of this lease is ten years. Annual rental payments are approximately $0.3 million per year, with the Company being responsible for, among other things, taxes, insurance and utilities. The sale and resulting leaseback qualify for sale leaseback accounting pursuant to SFAS No. 98, “Accounting for Leases”. The lease agreement qualifies as an operating lease and the Company has deferred the gain on sale of approximately $1.7 million and will amortize this gain to income over the term of the lease agreement, as an offset to rent expense. Additionally, for the portion of the real estate that was not included within the subsequent lease agreement, the Company will record a gain of approximately $0.1 million during the fourth quarter of 2002.

In May 2001, the Company completed the sale of the assets of its Caribe Aviation (“Caribe”) component repair operation. The sales price was $22.5 million, of which $21.8 million was received in cash at the closing, and the balance of which was received in 2002. The Company used $10.0 million of the proceeds from the sale to repay the revolving credit debt and $5.5 million to repay borrowings under outstanding term loans (see Note 4). The balance, net of expenses, was used for working capital. In addition, the purchaser acquired the real estate and facility on which the Caribe operation was located for an aggregate purchase price of $8.5 million. The proceeds from the sale of the real estate and facility were used to reduce the outstanding TROL financing (see Note 5).

During 2001 the Company closed two of its airframe heavy maintenance facilities (one of which has been closed on a temporary basis), consolidated the operations of one of its component overhaul MR&O operations from two facilities to one, reduced its headcount at all of its MR&O facilities and implemented salary and benefit reductions that affected virtually all employees in order to lower its operating expenses. Further, although the Company expects to be able to meet its working capital requirements from its available resources and from other sources, including funds available under its amended revolving credit facility, from operations, from sales of assets and from further equity and/or debt infusions, there can be no assurance that the Company will have sufficient working capital or that such other sources of funding will be available to the Company to meet its obligations.

2. SALE OF OPERATING ENTITIES

On July 31, 2002, the Company completed the sale of substantially all of the assets and business of its Aerocell Structures operations. The net sales price was $9.6 million (subject to post-closing adjustments described below), of which $9.1 million was received in cash at the closing and the balance of which has been placed into escrow and will be disbursed in the manner set forth below. The Company used the proceeds from the sale to repay $3.5 million of the new $7.0 million term loan and $3.5 million to repay the $2.5 million BofA Loan due August 14, 2002 and a $1.0 million related party loan. The remainder, net of expenses, was used for working capital. For the third quarter ended September 30, 2002, the Company has recorded a $0.3 million gain as a result of this sale. The results of operations for Aerocell for both the current year and comparative prior periods have not been reclassified to discontinued operations within the accompanying condensed consolidated financial statements as the effect of any restatement for prior year results has been deemed to be immaterial to the consolidated Company.

Pursuant to the asset purchase agreement relating to the sale, the Company has agreed that the value of the Aerocell assets at the closing date was at least $11.7 million. The agreement provides procedures relating to the determination of the closing date value of the Aerocell assets and requires a post-closing payment to the purchaser (on a dollar-for-dollar basis) if it is ultimately determined that the closing date value of the Aerocell assets was lower than the targeted amount. The Company and the purchaser are in the process of reconciling the closing date value of the Aerocell assets.

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

For all contingency exposures relating to the sale of Aerocell, which include working capital adjustments and inventory repurchases, the Company has established certain reserves as of September 30, 2002.

Additionally, in December 2000, the Company completed the sale of its redistribution operations, its new parts distribution operations and its parts manufacturing operations, all of which are treated as discontinued operations in these condensed consolidated financial statements. See the Form 10-K for particulars.

3. INVESTMENTS

In August 1999, the Company obtained a 50% interest in a limited liability corporation that designs, manufactures and installs an FAA approved conversion kit that converts certain Boeing 727 aircraft from passenger configuration to cargo configuration. The initial investment was $2.5 million, and prior to 2002 the Company invested an additional $4.1 million in the form of cash advances and services. The Company accounts for this investment under the equity method. Sales to date have been minimal and the Company has incurred losses to date in fulfilling these sales. Realizability of this investment is dependent on the ability of the limited liability corporation to attract new business during future periods at rates sufficient to cover its costs including the investment made by the Company. As a result of economic and industry conditions, the Company wrote down the full unamortized carrying value of this investment (approximately $6.3 million) in the third quarter of 2001. The Company has no additional funding obligations or guarantees of liabilities for this limited liability corporation.

4. NOTES PAYABLE AND REVOLVING LOAN

Amended Senior Revolving Credit and Term Debt

On July 12, 2002, the Company entered into an agreement amending and restating its senior credit facilities with a syndicate of four lenders led by Citicorp USA Inc. and UPS Capital Corporation pursuant to the terms of a Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”). Under the Amended Credit Agreement, the Company has obtained a $30.0 million senior secured revolving line of credit (the “Amended Revolving Credit Facility”) and a $7.0 million senior secured term loan (the “Amended Term Loan” and collectively with the Amended Revolving Credit Facility, the “Amended Credit Facility”). Borrowings under the Amended Credit Facility are secured by a lien on substantially all of the Company’s assets and the borrowing base consists primarily of certain of the Company’s account receivables and inventory.

The Company utilized the proceeds from the Amended Credit Facility to repay outstanding borrowings under its previously outstanding revolving credit facility and its previously outstanding $12.0 million senior secured term loan.

The interest rate on the Amended Revolving Credit Facility is, at the Company’s option, (a) prime plus 3% per annum, or (b) LIBOR plus 4.5% per annum. The Company has currently elected the prime option. The interest rate on the Amended Term Loan is 12% per annum. The Amended Revolving Credit Facility is due on January 31, 2004. The Amended Term Loan is due in quarterly installments of $500,000, commencing September 30, 2002, with the principal balance due in full on January 31, 2004. $3.5 million of the Amended Term Loan was repaid from the proceeds of the Aerocell sale and has been applied first against current quarterly installments (current maturities) and second against long-term maturities. As a result, the Company does not reflect current obligations for the Amended Term Loan in the accompanying condensed consolidated balance sheets.

Under a previous term loan agreement with one of the lenders, the Company granted the lender common stock purchase warrants to purchase 12,900 shares of the Company’s common stock exercisable for par value at any time until December 31, 2005. If the Amended Term Loan is not repaid in full, the warrants entitle the holder to require the Company to repurchase the warrants or common shares issued upon prior exercise of the warrants at $85.00 per share. The lender has not required the Company to repurchase any warrants through November 8, 2002 and the put-right under these warrants was amended to extend until August 15, 2004 in connection with the July 2002 refinancing of the Company’s senior debt. The Company has recorded the value of these warrants as additional deferred financing costs and accrued expenses and has amortized the deferred financing cost to interest expense over the original term of the loan (August 2002).

The Amended Credit Agreement contains certain financial covenants regarding the Company’s financial performance and certain other covenants, including limitations on the amount of annual capital expenditures and the incurrence of additional debt, and provides for the suspension of the Amended Credit Facility and repayment of all debt in the event of a material adverse change in the business or a change in control, as defined. A default under the Amended Credit Facility could potentially result in a default under other agreements to which the Company is a party, including the TROL financing agreement. Generally, the Amended Credit Agreement requires mandatory repayments and reduction of the commitments thereunder from proceeds of a sale of assets or an issuance of equity or debt securities. Mandatory repayments are also required as a result of insufficient collateral to meet the borrowing base requirements thereunder or in the event the outstanding obligations under the Amended Credit Facility exceed the commitments thereunder. As of September 30, 2002, less than $0.1 million was available for borrowing under the Amended Credit Facility and outstanding letters of credit aggregated $11.5 million.

On July 12, 2002, the Company also restructured its outstanding $10.0 million senior secured term loan with Bank of America. $5.0 million of this loan (the “$5.0 million BofA Loan”) is now due on January 31, 2004. The $5.0 million BofA Loan continues to bear interest at the rate of LIBOR plus 2% and continues to be credit supported by two individuals, one of whom is the Company’s principal stockholder. Further, $2.5 million of the original BofA loan, due August 14, 2002, was repaid from the proceeds of the Aerocell sale.

The $2.5 million balance of the original Bank of America term loan has also been repaid. At the closing of the senior term debt refinancing, one of the parties, who had provided credit support for this loan and who is a director of the Company, paid Bank of America $2.5 million, reducing the Company’s obligation under its term loan arrangements with Bank of America from $10.0 million to $7.5 million (which amount was then restructured as set forth above). The Company transferred to this party a 100,000 square foot warehouse facility in Pearland, Texas, which had previously been utilized by the Company’s redistribution operation, in satisfaction of $1.5 million of the loan (which is at least as favorable a price, based on a third party appraisal, for this property as could have been obtained from an unaffiliated third party). In addition, the Company agreed to pay the remaining $1.0 million balance of this loan, with interest at the rate of 12% per annum, on the earlier of the Company’s sale of Aerocell or January 31, 2004. As a result of the completed sale of Aerocell on July 31, 2002, the Company repaid the outstanding $1.0 million of this loan.

For providing credit support for the $5.0 million BofA Term Loan, the Company issued five-year warrants to purchase 750,000 shares of its unissued common stock at an exercise price of $1.05 per share to each of two individuals (warrants to purchase 1.5 million shares of common stock in the aggregate), one of whom is the Company’s principal stockholder. Additionally, the Company paid approximately $50,000 in cash to both of these individuals. The Company has recorded the value of these warrants (approximately $0.7 million) as deferred financing costs and is amortizing this amount to expense over the term of the $5.0 million BofA Term Loan.

In connection with the original BofA term loan, the Company issued warrants to purchase 25,000 shares of its unissued common stock at an exercise price of $40.00 per share to each of four individuals, one of whom is the Company’s principal stockholder and one of whom is a director of the Company. Each of these individuals provided credit support to the financial institution that advanced the loan proceeds. The Company has recorded the value of these warrants as deferred financing costs and has amortized this amount to expense over the term of the loan (through August 2002). In May 2001, the Company obtained a short-term increase in the term loan and thereafter repaid the additional borrowing from the proceeds of the Caribe sale. The Company’s principal stockholder provided credit support for the increased amount of the term loan and, in return, received a cash fee of $67,000 and warrants to purchase 33,333 shares of the Company’s common stock at an exercise price of $14.00 per share. The value of these warrants and the cash fee were charged to results of operations during the quarter ended June 30, 2001.

The remaining Amended Revolving Credit Facility, as well as the remaining $8.5 million in senior secured term loans (consisting of the remaining $3.5 million balance of the Amended Term Loan and the $5.0 million BofA Term Loan), are secured by a lien on substantially all of the assets of the Company.

Senior Subordinated Notes

On February 28, 2002, in connection with the note exchange portion of the restructuring (see Note 7), the Company issued $100.0 million face value in aggregate principal amount of 8.0% senior subordinated convertible paid-in-kind (“PIK”) notes (“New Notes”), which mature on December 31, 2006. The New Notes bear interest from the date of issuance and are payable at the Company’s option either in cash or paid-in-kind through the issuance of additional New Notes semiannually on June 30 and December 31 of each year. If the Company does not pay interest in cash as of an interest payment date, the Company will automatically be deemed to have paid such interest in-kind and additional New Notes in the amount of such interest payment will automatically be deemed to be outstanding from such date forward.

The New Notes are general unsecured obligations and are subordinated in right of payment to all current and future senior debt. The New Notes are fully and unconditionally guaranteed by substantially all of the Company’s existing subsidiaries and each subsidiary that will be organized in the future by the Company, unless such subsidiary is designated as an unrestricted subsidiary. The indenture provides that under certain circumstances, the Company may be able to designate current or future subsidiaries as unrestricted subsidiaries. Unrestricted subsidiaries will not be subject to many of the restrictive covenants set forth in the indenture. Subsidiary guarantees are joint and several, full and unconditional, general unsecured obligations of the subsidiary guarantors. Additionally, there are no significant restrictions that would preclude the parent company from obtaining funds, either through loan or dividend, from the subsidiary guarantor. Subsidiary guaranties are subordinated in right of payment to all existing and future senior debt of subsidiary guarantors, including the Amended Credit Facility and the $5.0 million BofA Term Loan, and are also effectively subordinated to all secured obligations or subsidiary guarantors to the extent of the assets securing their obligations, including the Amended Credit Facility and the $5.0 million BofA Term Loan.

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

The New Notes are redeemable for cash at the Company’s option at the following percentages of par plus accrued interest on the par value through the date of redemption: 2002 — 70.0%, 2003 — 72.5%, 2004 — 73.0%, 2005 — 75.625% and 2006 - 77.5%. The New Notes also provide that the holders will receive an aggregate of 4.5 million shares of common stock if the New Notes are redeemed in 2002 or 2003 and an aggregate of 3.0 million shares of common stock if the New Notes are redeemed in 2004, 2005 or 2006.

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

Old Notes

In 1998, the Company sold $165.0 million of senior subordinated notes (“Old Notes”) with a coupon rate of 8.125% at a price of 99.395%, which mature on February 15, 2008. On February 28, 2002, $149.0 million face value of these notes were cancelled as part of the note exchange in exchange for cash and securities, and substantially all of the covenant protection contained in the indenture relating to the remaining Old Notes was extinguished. As a result of the note exchange, $16.2 million in aggregate principal amount, net of unamortized discount, of Old Notes remain outstanding. See Note 7 for a description of the note exchange. Interest on the Old Notes is payable on February 15 and August 15 of each year. The Old Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt, including indebtedness outstanding under the Amended Credit Facility and the $5.0 million BofA Term Loan and under facilities that may replace such facilities in the future, and to the New Notes. In addition, the Old Notes are effectively subordinated to all secured obligations to the extent of the assets securing such obligations, including the Amended Credit Facility and the $5.0 million BofA Term Loan.

The Old Notes are fully and unconditionally guaranteed, on a senior subordinated basis, by substantially all of the Company’s existing subsidiaries and each subsidiary that will be organized in the future by the Company, unless such subsidiary is designated as an unrestricted subsidiary. Subsidiary guarantees are joint and several, full and unconditional, general unsecured obligations of the subsidiary guarantors. Additionally, there are no significant restrictions that would preclude the parent company from obtaining funds, either through loan or dividend, from the subsidiary guarantors. Subsidiary guarantees are subordinated in right of payment to all existing and future senior debt of subsidiary guarantors, including the Amended Credit Facility and the $5.0 million BofA Term Loan, and are also effectively subordinated to all secured obligations of subsidiary guarantors to the extent of the assets securing their obligations, including the Amended Credit Facility and the $5.0 million BofA Term Loan.

Junior Subordinated Notes

As discussed in Note 5, the Company’s settlement of its outstanding class action litigation became effective on September 20, 2002. As part of this settlement agreement, the Company has issued (or is obligated to issue) $4.0 million face value in aggregate principal amount of the Company’s new junior subordinated convertible PIK notes (“Junior Notes”). These notes bear interest at 8% and mature on January 2, 2007. The Junior Notes bear interest from September 20, 2002 and are payable at the Company’s option either in cash or paid-in-kind through the issuance of additional notes semiannually on June 30 and December 31 of each year. If the Company does not pay interest in cash as of an interest payment date, the Company will automatically be deemed to have paid such interest in-kind and additional Junior Notes in the amount of such interest payment will automatically be deemed to be outstanding from such date forward. The Junior Notes are general unsecured obligations and are subordinated in right of payment to all current and future senior debt, including the Company’s Amended Credit Facility, the $5.0 million BofA Term Loan, the New Notes and the Old Notes.

The Junior Notes are redeemable for cash at the Company’s option at the following percentages of par plus accrued interest on the par value through the date of redemption: 2002 — 70.0%, 2003 — 72.5%, 2004 — 73.0%, 2005 — 75.625% and 2006 — 77.5%. The Junior Notes also provide that the holders will receive an aggregate of 144,300 shares of common stock if the Junior Notes are redeemed in 2002 or 2003 and an aggregate of 103,550 shares of common stock if the Junior Notes are redeemed in 2004, 2005 or 2006.

If the Junior Notes have not already been redeemed or repurchased, the Junior Notes, including those Junior Notes previously issued as paid-in-kind interest and all accrued but unpaid interest, will automatically convert on January 2, 2007 into an aggregate of 9.3 million shares of common stock. Holders of Junior Notes will not receive any cash payment representing principal or accrued and unpaid interest upon conversion; instead, holders will receive a fixed number of shares of common stock and a cash payment to account for any fractional shares.

5. COMMITMENTS AND CONTINGENCIES

Litigation And Claims

Several lawsuits had been filed against the Company and certain of its officers and directors, and its former auditors, in the United States District Court for the Southern District of Florida, which have been consolidated into a single lawsuit. The consolidated complaint, as amended in March 2000, September 2000 and September 2001, alleged violations of Sections 11 and 15 of the Securities Act of 1933 (“Securities Act”) and Sections 10(b) and 20(a) of, and Rule 10b-5 under, the Securities Exchange Act of 1934 (“Exchange Act”). Among other matters, the complaint alleged that the Company’s reported financial results in 1997, 1998 and 1999 were materially misleading and violated generally accepted accounting principles. The amended consolidated complaint sought damages and certification of two classes, one consisting of purchasers of the Company’s common stock in the Company’s June 1999 public offering and one consisting of purchasers of the Company’s common stock during the period between April 30, 1997 and April 14, 2000.

On May 6, 2002, the Company entered into an agreement to settle these claims. Under the settlement agreement, the fairness of which has been approved by the District Court, the Company has paid $11.5 million in cash, all of which has been paid by the

Company’s directors’ and officers’ liability insurance carrier, and the Company is issuing certain securities, as described, in full settlement of the claims. The securities to be issued are: (i) 1.25 million shares of the Company’s authorized but unissued common stock, (ii) $4.0 million of the Company’s new 8% Junior Subordinated Convertible PIK Notes due 2007 (with terms similar to, but structurally subordinated to, the New Notes), and (iii) five-year warrants to purchase 4.15 million shares of the Company’s common stock at an exercise price of $5.16 per share. The settlement became effective on September 20, 2002.

Since the settlement has now become effective, all securities to be issued as part of the settlement have been presented within the accompanying condensed consolidated financial statements as issued and outstanding as of September 20, 2002. Additionally, for the quarter ended March 31, 2002, the Company recorded the initial liability of $8.0 million related to the value of the securities to be issued in this settlement. For the quarter ended June 30, 2002, the Company marked-to-market the securities to be issued in this settlement. As a result of this revaluation, the Company recorded a gain of $1.875 million for the period ended June 30, 2002. For the quarter ended September 30, 2002, the Company has performed the final revaluation of the securities to be issued in this settlement. As a result of this second revaluation, with a measurement and effective date of September 20, 2002, the Company recorded a gain of $1.715 million for the period ended September 30, 2002. Since the settlement has become effective, no revaluations will be required in future periods.

During the first quarter of 2000, the U.S. Securities and Exchange Commission initiated an inquiry into the Company’s accounting for certain transactions occurring prior to 2000. The Company has cooperated with the SEC in its inquiry.

In November 2001, the Company was sued by several former employees of its Oscoda, Michigan heavy airframe maintenance operation, on behalf of themselves and purportedly on behalf of a class of similarly situated employees, for alleged violations of the Worker Adjustment and Retraining Notification Act in connection with its spring 2001 temporary closure of that operation. The suit, which was filed in the U.S. District Court for the Eastern District of Michigan, seeks back pay (including salary and accrued vacations) and other benefits for each of the affected employees for a sixty day period after such employees were terminated. The Company believes that it has valid defenses to this suit and is vigorously defending this suit, which is presently in discovery. Nevertheless, unfavorable resolution of this suit could have a material adverse effect on the Company’s financial condition and results of operations.

The Company is also involved in various lawsuits and other contingencies arising out of its operations in the normal course of business. In the opinion of management, the ultimate resolution of these claims and lawsuits will not have a material adverse effect upon the financial condition or results of operations of the Company.

Settlement With Kellstrom

On July 17, 2002, the Company closed on the transactions contemplated by the Post-Closing Resolution Agreement, dated as of June 10, 2002 (the “PCRA”) between the Company and Kellstrom Industries, Inc. (“Kellstrom”). The settlement resolves and settles globally outstanding disputes between the Company and Kellstrom (the “Settlement”) relating to matters arising out of the Company’s December 2000 sale of substantially all of the assets of its redistribution operation to Kellstrom.

As part of the Settlement:

a.	Kellstrom purchased certain furniture, fixtures and equipment (“FF&E”), for approximately $7.7 million, net, from Aviation Sales Distribution Services Company

(“ASDC”), a subsidiary of the Company, which equipment is being used by Kellstrom in the operation of its business;

b.	Kellstrom “put” certain uncollected accounts receivable, which were sold by ASDC to Kellstrom as part of the sale of the assets of the redistribution operation to the Company, in accordance with the terms of the Asset Purchase Agreement, dated December 1, 2000, among Kellstrom, the Company and ASDC (the “APA”);

c.	Kellstrom and the Company resolved outstanding purchase price adjustment disputes under the APA;

d.	The Company and Kellstrom settled and setoff amounts (approximately $1.2 million) due and owing in the ordinary course between Kellstrom and AVS, including certain rental amounts owed by Kellstrom under the Miramar Lease (defined below);

e.	Kellstrom’s sub-lease (the “Miramar Lease”) of the Company’s 525,000 square foot Miramar, Florida warehouse and office facility (the “Miramar Facility”) was amended (the “Amended Kellstrom Lease”) to provide for a term of twenty (20) years with an annual minimum rental of $2.75 million for the first five years, $3.0 million for years six through ten and at fair market value thereafter (all subject to CPI increases). Further, the Amended Kellstrom Lease provides Kellstrom with a one-time right to terminate the Amended Kellstrom Lease upon the completion of the 7th lease year after the closing of the Settlement;

f.	The Non-Competition Agreement between the Company and Kellstrom was amended to, among other things, allow the Company’s Aerocell Structures flight surfaces MR&O operation to exchange flight surfaces with its customers and to allow the Company, during the six months following the completion of the settlement to sell up to $4.0 million of aircraft parts in the open market; and

g.	The Cooperation Agreement between Kellstrom and the Company, which obligated the Company to purchase aircraft parts from Kellstrom, was terminated.

The closing of the Settlement resulted in a net cash payment to the Company of approximately $0.4 million. For the quarter ended September 30, 2002, the Company has recorded a gain of $1.6 million for the settlement transactions described above. This gain has been included within other income, net ($0.7 million) and income from discontinued operations ($0.9 million) within the accompanying condensed consolidated financial statements.

The closing of the Settlement occurred in connection with the sale of Kellstrom’s business to an entity, Kellstrom Aerospace, LLC, organized by Inverness Management LLC. As part of that sale, the Amended Kellstrom Lease was assigned to Kellstrom Aerospace LLC. Such sale, and the terms of the Settlement, were approved by the Bankruptcy Court in Kellstrom’s Chapter 11 bankruptcy proceeding.

In addition, simultaneous with the Settlement, the Company resolved certain purchase price adjustment issues with KAV Inventory, LLC (“KAV”), an entity owned 50% by the Company and 50% by Kellstrom, under the Inventory Purchase Agreement, dated December 1, 2000, among the Company, ASDC and KAV. Further, the consignment agreement between KAV and Kellstrom (which has been assigned to Kellstrom Aerospace, LLC) and the loan arrangement between KAV and Bank of America were simultaneously amended.

Finally, simultaneous with the Settlement, the four parties (one of which is an entity controlled by the Company’s principal stockholder) that had provided credit support to Kellstrom in December 2000 at the time of the Company’s sale of its redistribution operations to Kellstrom, entered into an agreement with Kellstrom’s senior lenders to share proceeds from a sale of an office and warehouse facility owned by Kellstrom and regarding certain other matters. Additionally, as part of the same agreement, the Company entered into a release agreement with Kellstrom’s senior lenders with respect to certain matters.

Environmental Matters

The Company is taking remedial action pursuant to Environmental Protection Agency and Florida Department of Environmental Protection (“FDEP”) regulations at TIMCO-Lake City. Ongoing testing is being performed and new information is being gathered to continually assess the impact and magnitude of the required remediation efforts on the Company. Based upon the most recent cost estimates provided by environmental consultants, the Company believes that the total testing, remediation and compliance costs for this facility will be approximately $1.4 million. Testing and evaluation for all known sites on TIMCO-Lake City’s property is substantially complete and the Company has commenced a remediation program. The Company is currently monitoring the remediation, which will extend into the future. Based on current testing, technology, environmental law and clean-up experience to date, the Company believes that it has established an accrual for a reasonable estimate of the costs associated with its current remediation strategies. To comply with the financial assurances required by the FDEP, the Company has issued a $1.4 million standby letter of credit in favor of the FDEP.

Additionally, there are other areas adjacent to TIMCO-Lake City’s facility that could also require remediation. The Company does not believe that it is responsible for these areas; however, it may be asserted that the Company and other parties are jointly and severally liable and are responsible for the remediation of those properties.

Accrued expenses in the accompanying September 30, 2002 condensed consolidated balance sheet includes $1.7 million related to obligations to remediate the environmental matters described above. Future information and developments will require the Company to continually reassess the expected impact of the environmental matters discussed above. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. These uncertainties include the extent of required remediation based on testing and evaluation not yet completed and the varying costs and effectiveness of remediation methods.

Tax Retention Operating Lease (TROL) Financing

On July 12, 2002, the Company entered into an agreement amending its TROL financing arrangement (the “Amended TROL Financing Agreement”). Under the terms of the Amended TROL Financing Agreement, the maturity date of the TROL financing was extended until June 30, 2005 and the base rent under the TROL was increased to the greater of: (i) the amount being received by the Company under its sublease for the facility plus, commencing July 1, 2003, an additional monthly payment by the Company, or (ii) $210,000.

The TROL financing arrangement was utilized to develop two facilities: (i) a corporate headquarters and warehouse facility, which has been subleased to Kellstrom Industries, Inc., and (ii) a facility to house the Company’s Caribe operations, which were sold in May 2001. The lease contains financial covenants regarding the Company’s financial performance and certain other affirmative and negative covenants, with which the Company will be obligated to comply during the term of the lease.

Substantially all of the Company’s subsidiaries have guaranteed the Company’s obligations under the lease. Additionally, the Company has an option to acquire the facility at the end of the lease for an option price as determined in the lease. Alternatively, if the Company does not purchase the facility at the end of the lease, it will be obligated to pay certain amounts as provided in the lease. Lease payments are currently at a rate of Prime plus 3.25% to 4.0% and the Company is responsible for all property taxes, insurance and maintenance of the property.

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

As of April 1, 2002, this capitalized lease asset held for sale no longer qualified for held for sale treatment, in accordance with SFAS No. 144, since the Company had then ceased its active marketing of this facility, and as of April 1, 2002, this asset was reclassified to an asset held for use. This capitalized lease asset was included within fixed assets, net for the second quarter ended June 30, 2002. As certain criteria of SFAS No. 144 remain unachieved, this capitalized lease asset has remained within fixed assets, net within the accompanying condensed consolidated financial statements for the quarter ended September 30, 2002. Amortization expense of approximately $0.2 million and $0.4 million has been recognized for the three and nine month periods ended September 30, 2002. The Company and substantially all of its subsidiaries have guaranteed the repayment of the remaining $24.8 million principal balance of the TROL financing and the TROL financing is secured by a lien on the real property and improvements comprising the facilities and on the fixtures therein.

The lease agreement has been amended on several occasions. Under the terms of an April 2001 amendment, two stockholders of the Company, one of whom is the Company’s principal stockholder, provided a guarantee in an amount up to $1.0 million. In exchange for providing their guarantee, the stockholders each received warrants to purchase 5,000 shares of the Company’s common stock at an exercise price of $17.50 per share, the value of which ($102,000) was charged to results of operations during 2001. Such guarantee was released in conjunction with the sale of Caribe and repayment of proceeds relating to the sale of the real estate and facility as discussed above. As part of the April 2001 amendment, the lessor also agreed to waive non-compliance with financial covenants, if any, through the period ended December 31, 2001. At certain times during 2001 and 2002, the Company was not in compliance with certain covenants contained in the lease agreement. However, the lessor has waived all such events of non-compliance.

Other Matters

The Company applied for and received $11.1 million of federal income tax refunds during the quarter ended June 30, 2002, as a result of carrying back net operating losses to offset taxable income from prior years. Of this amount, $3.8 million has been recognized as an income tax benefit during 2002 and has resulted from favorable tax legislation passed by the U.S. Congress that temporarily extended the number of years that net operating losses could be carried back to offset taxable income. Prior to the passage of this legislation, these net operating losses were fully reserved, as it was determined to be more likely than not that the Company would not generate taxable income in the near future and the Company would not have the opportunity to benefit from these net operating losses.

The Company has employment agreements with its executive officers and certain of its key employees. The employment agreements provide that such officers and key employees may earn bonuses, based upon a sliding percentage scale of their base salaries, provided the Company achieves certain financial operating results, as defined. Further, certain of these employment agreements provide for severance benefits in the event of a change of control.

In January 2001, the Company sold a loan relating to its former corporate headquarters to its principal stockholder for 90% of the then outstanding principal balance of $2.0 million. In conjunction with the transaction, the Company granted to the stockholder warrants to purchase 2,500 shares of common stock at an exercise price of $36.25 per share. The value of the warrants ($46,000) was charged to operating results and credited to additional paid-in capital.

6. Weighted Average Shares

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

Weighted average common and common equivalent shares outstanding:
Basic	1,501,532	30,526,864	1,501,532	24,119,351
Effect of dilutive securities	—	—	—	—

Diluted	1,501,532	30,526,864	1,501,532	24,119,351

Common stock equivalents outstanding which are not included in the calculation of diluted earnings per share because their impact is antidilutive	433,500	281,330,970	433,500	223,091,990

7. NOTE EXCHANGE AND RIGHTS OFFERING

On February 28, 2002 the Company completed a significant restructuring of its capital and equity. The restructuring consisted of four parts. The first part was a reverse split (on a one-share-for-ten-shares basis) of the Company’s outstanding common stock, reducing its outstanding common shares from 15.0 million shares to 1.5 million shares (5% of the restructured entity) and an increase in the Company’s authorized shares from 30.0 million shares to 500.0 million shares. The second part was an offer to the holders of the Company’s Old Notes to exchange their Old Notes for up to $10.0 million in cash, $100.0 million of the New Notes, 4.5 million shares of the Company’s common stock (15% of the restructured entity) and five-year warrants to purchase an additional 3.0 million shares of common stock at an exercise price of $5.16 per share (collectively, the “Note Exchange”). A condition to the closing of the Note Exchange offer was that the holders of 80% or more of the outstanding Old Notes tender their Old Notes in the Note Exchange. The third part was a rights offering to the existing stockholders to raise funds to pay the cash portion of the Note Exchange offer and the expenses of the restructuring, and to provide the Company with working capital for ongoing business operations. In the rights offering, the Company offered 24.0 million shares of common stock (80% of the restructured entity) to raise $20.0 million. In connection with the rights offering, Lacy J. Harber, the Company’s principal stockholder, agreed to purchase unsold allotments. The last part consisted of the issuance to the pre-restructuring holders of the Company’s common stock of five-year warrants to purchase an additional 3.0 million shares of common stock at an exercise price of $5.16 per share.

In the rights offering, the Company sold 12.0 million shares of common stock to the existing stockholders (including Mr. Harber), and Mr. Harber purchased the balance of the shares (12.0 million shares) pursuant to his obligation to purchase unsold allotments. In the Note Exchange, the Company exchanged approximately $149.0 million face value of Old Notes (approximately 90% of the Old Notes) for $5.1 million in cash, and all of the New Notes, shares and warrants described above. The Company used the net proceeds of the rights offering, approximating $10.0 million after payment of the cash proceeds of the Note Exchange, accrued interest on the Old Notes not tendered, and expenses of the restructuring, to reduce trade payables and to provide working capital for the Company’s ongoing business operations. The restructuring has been recorded in accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.” As a result of the restructuring, the Company recognized an extraordinary gain of $27.3 million, net of $0 tax expense, in the first quarter of 2002. Additionally, due to the application of SFAS No. 15, the Company will no longer record interest expense on the New Notes, as the New Notes are carried at their maximum potential cash redemption value (including interest) through their maturity. This maximum potential cash redemption value equates to the present value, through 2006, of the $100.0 million notes plus the value of stock to be issued upon redemption of these notes in 2006. For a description of the terms of the New Notes, see Note 4.

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

8. IMPACT OF ADOPTING SFAS No. 142, “GOODWILL AND OTHER INTANGIBLE ASSETS”

     As noted in Note 1, effective January 1, 2002, the Company has adopted SFAS No. 142. The impact of adopting this Statement and the discontinuance of recording goodwill amortization expense is as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

	(In thousands, Except Share Data)
	(Unaudited)
Reported (loss) income before extraordinary gain	$(40,412)	$1,347	$(109,697)	$(4,845)
Reported net (loss) income	$(40,412)	$1,347	$(109,697)	$22,434
Add back: goodwill amortization	390	—	1,517	—

Adjusted (loss) income before extraordinary gain	$(40,022)	$1,347	$(108,180)	$(4,845)
Adjusted net (loss) income	$(40,022)	$1,347	$(108,180)	$22,434

Basic and diluted earnings per share:
Reported (loss) income before extraordinary gain	$(26.91)	$0.04	$(73.06)	$(0.20)
Reported net (loss) income	$(26.91)	$0.04	$(73.06)	$0.93
Goodwill amortization	0.26	—	1.01	—

Adjusted (loss) income before extraordinary gain	$(26.65)	$0.04	$(72.05)	$(0.20)
Adjusted net (loss) income	$(26.65)	$0.04	$(72.05)	$0.93

9. SUBSEQUENT EVENTS

Brice Manufacturing Company

On October 11, 2002, the Company completed the purchase of the outstanding capital stock of Brice Manufacturing Company (“Brice”) for a purchase price of $1.3 million and the assumption of approximately $1.1 million of liabilities. The total purchase price will be adjusted post-closing based on a closing date balance sheet. Brice, located in Pacoima, California, manufactures and markets an extensive range of aircraft seats and related products and services to airlines, leasing companies, airframe manufacturers, and overhaul facilities throughout the world. Brice also maintains over 4,000 parts manufacturing authorizations (PMA’s) which encompass all seat types. The acquisition will be accounted for under the purchase method of accounting.

The Company financed its purchase of Brice through a loan from the Company’s principal stockholder. In conjunction with the closing, the Company borrowed $1.3 million. The principal stockholder has also agreed to loan the Company additional amounts equal to the Company’s costs relating to the Brice acquisition and amounts required to fund any monthly shortfalls of earnings before interest, taxes, depreciation and amortization from Brice’s operations. The Company’s note to its principal stockholder is unsecured, bears interest at LIBOR plus 5.5% and is due on the earlier of January 31, 2004 or the termination of the revolving credit facility.

Sale-Leaseback of Aircraft Interior Design, Inc. Facility and Manufacturing Assets

On October 11, 2002, the Company sold to its principal stockholder and leased back certain of its real estate and fixtures located at its Aircraft Interior Design operations in Dallas, Texas. See Note 1 for particulars.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNLESS THE CONTEXT OTHERWISE REQUIRES, REFERENCES TO “TIMCO,” “WE,” “OUR” AND “US” IN THIS QUARTERLY REPORT ON FORM 10-Q INCLUDES TIMCO AVIATION SERVICES, INC. (FORMERLY KNOWN AS AVIATION SALES COMPANY) AND ITS SUBSIDIARIES. THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS OR MAY CONTAIN FORWARD-LOOKING STATEMENTS, SUCH AS STATEMENTS REGARDING OUR STRATEGY AND ANTICIPATED TRENDS IN THE INDUSTRY IN WHICH WE OPERATE. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON OUR CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATING TO OUR OPERATIONS AND RESULTS OF OPERATIONS, COMPETITIVE FACTORS, SHIFTS IN MARKET DEMAND, AND OTHER RISKS AND UNCERTAINTIES, INCLUDING, IN ADDITION TO THOSE DESCRIBED BELOW AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OUR ANNUAL REPORT ON FORM 10-K FOR 2001 (THE “FORM 10-K”), OUR ABILITY TO CONTINUE TO GENERATE SUFFICIENT WORKING CAPITAL TO MEET OUR OPERATING REQUIREMENTS AND SERVICE OUR INDEBTEDNESS, OUR MAINTAINING GOOD WORKING RELATIONSHIPS WITH OUR VENDORS AND CUSTOMERS, COMPETITIVE PRICING FOR OUR PRODUCTS AND SERVICES, OUR ABILITY TO ACHIEVE GROSS PROFIT MARGINS AT WHICH WE CAN BE PROFITABLE, INCLUDING MARGINS ON SERVICES WE PERFORM AT A FIXED PRICE BASIS, INCREASED COMPETITION IN THE AIRCRAFT MAINTENANCE, REPAIR AND OVERHAUL MARKET AND THE IMPACT ON THAT MARKET AND THE COMPANY OF THE TERRORIST ATTACKS ON SEPTEMBER 11, 2001, OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL IN OUR BUSINESSES, UTILIZATION RATES FOR OUR MR&O FACILITIES, OUR ABILITY TO EFFECTIVELY INTEGRATE FUTURE ACQUISITIONS, OUR ABILITY TO EFFECTIVELY MANAGE OUR BUSINESS, ECONOMIC FACTORS WHICH AFFECT THE AIRLINE INDUSTRY, INCLUDING THE AMOUNT OF AIRCRAFT MAINTENANCE OUTSOURCED BY VARIOUS AIRLINES, AND CHANGES IN GOVERNMENT REGULATIONS. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM RESULTS EXPRESSED OR IMPLIED IN ANY FORWARD-LOOKING STATEMENTS MADE BY US IN THIS QUARTERLY REPORT ON FORM 10-Q. WE DO NOT UNDERTAKE ANY OBLIGATION TO REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR CIRCUMSTANCES.

The following discussion and analysis should be read in conjunction with the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K.

NOTE EXCHANGE OFFER AND RIGHTS OFFERING

On February 28, 2002, we completed a significant restructuring of our capital and equity. The restructuring consisted of four parts. The first part was a reverse split (on a one-share-for-ten-shares basis) of our outstanding common stock, reducing our outstanding common shares from 15.0 million shares to 1.5 million shares (5% of the restructured entity) and an increase in our authorized shares from 30.0 million shares to 500.0 million shares. The second part was an offer to the holders of our $165.0 million of 8 1/8% senior subordinated notes due 2008 to exchange their Old Notes (the “Old Notes”) for up to $10.0 million in cash, $100.0 million of new 8% senior subordinated convertible pay-in kind notes due 2006 (the “New Notes”), 4.5 million shares of our common stock (15% of the restructured entity) and five-year warrants to purchase an additional 3.0 million shares of common stock at an exercise price of $5.16 per share (collectively, the “Note Exchange”). A condition to the closing of the Note Exchange offer was that the holders of 80% or more of the outstanding Old Notes tender their Old Notes in the Note Exchange. The third part was a rights offering to our existing stockholders to raise funds to pay the cash portion of the Note Exchange offer and the expenses of the restructuring, and to provide us with working capital for ongoing business operations. In the rights offering, we offered 24.0 million shares of our common stock (80% of the restructured entity) to raise $20.0 million. In connection with the rights offering, Lacy J. Harber, our principal stockholder, agreed to purchase unsold allotments. The last part consisted of the issuance to the pre-restructuring holders of our common stock of five-year warrants to purchase an additional 3.0 million shares of common stock at an exercise price of $5.16 per share.

In the rights offering, we sold 12.0 million shares of common stock to our existing stockholders (including Mr. Harber), and Mr. Harber purchased the balance of the shares (12.0 million shares) pursuant to his obligation to purchase unsold allotments. In the Note Exchange, we exchanged $149.0 million face value of Old Notes (approximately 90% of the Old Notes) for $5.1 million in cash, and all of the New Notes, shares and warrants described above. We used the net proceeds of the rights offering, approximating $10.0 million after payment of the cash proceeds of the Note Exchange, accrued interest on the bonds not tendered, and expenses of the restructuring, to reduce trade payables and to provide working capital for our ongoing business operations. The restructuring has been recorded in accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.” As a result, we have recognized an extraordinary gain of $27.3 million, net of $0 tax expense, in the first quarter of 2002. Additionally, we will not record interest expense on the New Notes, as the New Notes are already carried on our consolidated financial statements at their maximum potential cash redemption value (including interest) through their maturity. This maximum potential cash redemption value equates to the present value, through 2006, of the $100.0 million notes plus the value of stock to be issued upon redemption of these notes in 2006.

The New Notes are redeemable for cash at our option at the following percentages of par plus accrued interest on the par value through the date of redemption: 2002 — 70.0%, 2003 — 72.5%, 2004 — 73.0%, 2005 — 75.625% and 2006 - 77.5%. Pursuant to the terms of the New Notes, which were issued in the Note Exchange, we are also obligated to issue additional shares of common stock when the New Notes are either redeemed or mature. If the New Notes are redeemed in 2002 or 2003, the Company will issue an additional 4.5 million shares of common stock as part of the redemption consideration. If the New Notes are redeemed in 2004, 2005 or 2006 (prior to maturity), the Company will issue an additional 3.0 million shares of common stock as part of the redemption consideration. If the New Notes have not been redeemed prior to their maturity, at the close of business on December 31, 2006 the New Notes will automatically convert into an additional 270.3 million shares of our common stock.

As a result of the exchange offer and consent solicitation, $16.2 million in aggregate principal amount of the Old Notes, net of unamortized discount, remain outstanding. As part of the Note Exchange, substantially all of the covenant protections contained in the indenture for the Old Notes were removed.

AGREEMENT TO SETTLE SECURITIES CLASS ACTION LITIGATION

On May 6, 2002, we entered into an agreement to settle the securities class action litigation previously filed against us and certain of our former directors and officers, and our former auditors, in the United States District Court for the Southern District of Florida. Under the settlement agreement, the fairness of which was approved by the District Court on August 21, 2002, the Company has paid $11.5 million in cash, all of which has been paid by the Company’s directors’ and officers’ liability insurance carrier, and is issuing certain securities, as described below, in full settlement of the claims. The securities to be issued are: (i) 1.25 million shares of the Company’s authorized but unissued common stock, (ii) $4.0 million of the Company’s new 8% Junior Subordinated Convertible PIK Notes due 2007 (with terms similar to, but structurally subordinated to, the New Notes), and (iii) five-year warrants to purchase 4.15 million shares of the Company’s common stock at an exercise price of $5.16 per share.

The settlement became effective on September 20, 2002 and is now final. As a result, all claims against the Company and the other defendants have been dismissed without any admission of liability or wrongdoing. As such, all securities to be issued as part of this settlement have been presented within the accompanying condensed consolidated financial statements as issued and outstanding as of September 30, 2002.

Additionally, for the quarter ended March 31, 2002, we recorded the initial liability of $8.0 million related to the value of the securities to be issued in this settlement. For the quarter ended June 30, 2002, we marked-to-market the securities to be issued in this settlement. As a result of this revaluation, we recorded a gain of $1.875 million for the three-month period ended June 30, 2002. For the quarter ended September 30, 2002, we have performed the final revaluation of the securities to be issued in this settlement. As a result of this second revaluation, with a measurement and effective date of September 20, 2002, we have recorded a gain of $1.715 million for the period ended September 30, 2002. Since the settlement has become final, no further adjustments in the value of these securities will be required in future periods.

SETTLEMENT WITH KELLSTROM

On July 17, 2002, we closed on the transactions contemplated by the Post-Closing Resolution Agreement, dated as of June 10, 2002 (the “PCRA”) between the Company and Kellstrom Industries, Inc. (“Kellstrom”). The settlement resolves and settles globally outstanding disputes between us and Kellstrom (the “Settlement”) relating to matters arising out of the our December 2000 sale of substantially all of the assets of our redistribution operation to Kellstrom.

As part of the Settlement:

a.	Kellstrom purchased certain furniture, fixtures and equipment (“FF&E”), for approximately $7.7 million net, from one of our subsidiaries, Aviation Sales Distribution Services Company (“ASDC”), which equipment is being used by Kellstrom in the operation of its business;

b.	Kellstrom “put” back to us certain uncollected accounts receivable, which were sold by ASDC to Kellstrom as part of the sale of the assets of the redistribution operation, in accordance with the terms of the Asset Purchase Agreement, dated December 1, 2000, among us, Kellstrom, and ASDC (the “APA”);

c.	We and Kellstrom resolved outstanding purchase price adjustment disputes under the APA;

d.	We and Kellstrom settled and setoff amounts (approximately $1.2 million) due and owing in the ordinary course between us and Kellstrom, including certain rental amounts owed by Kellstrom under the Miramar Lease (defined below);

e.	Kellstrom’s sub-lease (the “Miramar Lease”) of our 525,000 square foot Miramar, Florida warehouse and office facility (the “Miramar Facility”) was amended (the “Amended Kellstrom Lease”) to provide for a term of twenty (20) years with an annual minimum rental of $2.75 million for the first five years, $3.0 million for years six through ten and at fair market value thereafter (all subject to CPI increases). Further, the Amended Kellstrom Lease provides Kellstrom with a one-time right to terminate the Amended Kellstrom Lease upon the completion of the 7th lease year after the closing of the Settlement;

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

The closing of the Settlement resulted in a net cash payment to us of approximately $0.4 million. For the quarter ended September 30, 2002, we recorded a gain of $1.6 million for the settlement transactions described above. This gain has been included within other income, net (approximately $0.7 million) and income from discontinued operations (approximately $0.9 million) within the accompanying condensed consolidated financial statements.

The closing of the Settlement occurred in connection with the sale of Kellstrom’s business to an entity, Kellstrom Aerospace, LLC, organized by Inverness Management LLC. As part of that sale, the Amended Kellstrom Lease was assigned to Kellstrom Aerospace LLC. Such sale, and the terms of the Settlement, were approved by the Bankruptcy Court in Kellstrom’s Chapter 11 bankruptcy proceeding.

Additionally, simultaneous with the Settlement, we resolved certain purchase price adjustment issues with KAV Inventory, LLC, (“KAV”) an entity owned 50% by us and 50% by Kellstrom, under the Inventory Purchase Agreement, dated December 1, 2000, among us, ASDC and KAV. Further, the consignment agreement between KAV and Kellstrom (which has been assigned to Kellstrom Aerospace, LLC) and the loan arrangement between KAV and Bank of America were simultaneously amended.

Finally, simultaneous with the Settlement, the four parties (one of which is an entity controlled by our principal stockholder) that had provided credit support to Kellstrom in December 2000 at the time of the sale of our redistribution operations to Kellstrom, entered into an agreement with Kellstrom’s senior lenders to share proceeds from a sale of Kellstrom’s office and warehouse facility in Sunrise, Florida, and regarding certain other matters. Additionally, as part of the same agreement, the Company entered into a release agreement with Kellstrom’s senior lenders with respect to certain matters.

SALE OF AEROCELL ASSETS

On July 31, 2002, we completed the sale of substantially all of the assets and business of our Aerocell Structures MR&O operations. The net sales price was $9.6 million (subject to post-closing adjustments described below), of which $9.1 million was received in cash at the closing and the balance of which has been placed into escrow and will be disbursed in the manner set forth below. The Company used the proceeds from the sale to repay $3.5 million of the new $7.0 million term loan and $3.5 million to repay the $2.5 million BofA Loan due August 14, 2002 and a $1.0 million related party loan. The remainder, net of expenses, was used for working capital. For the third quarter ended September 30, 2002, the Company has recorded a $0.3 million gain, which is included in other income, net in the accompanying condensed consolidated financial statements, as a result of this sale. The results of operations for Aerocell for both the current year and comparative prior periods have not been reclassified to discontinued operations within the accompanying condensed consolidated financial statements based on the overall insignificance of these results to the consolidated Company.

The agreement under which the Aerocell assets were sold provided that the value of the Aerocell assets at the closing date would be at least $11.7 million. The agreement also provides procedures relating to the determination of the closing date value of the Aerocell assets and requires payment, on a dollar-for-dollar basis, if the closing date value of the Aerocell assets is determined to be lower than the targeted amount. We are in the process of reconciling the closing date value of the Aerocell assets with the purchaser.

The agreement further provides that the funds in escrow will be held to support certain indemnification rights provided to the purchaser in the agreement, and, provided that no claims for indemnity have been asserted, $250,000 of the funds being held in escrow will be released six months after the Closing Date and the balance of the funds being held in escrow will be released one year after the Closing Date. The agreement also provides that we will receive certain rebates in the future for work which we help procure for the Purchaser. However, before any such amounts are payable under this rebate, the Purchaser will receive a credit to the extent that certain specified inventory of Aerocell is not sold within one year following the Closing Date. There is also additional inventory of Aerocell as to which we will have to pay up to $200,000 in cash one year from the closing if that inventory has not been sold or consumed by that date.

BRICE MANUFACTURING COMPANY ACQUISITION

On October 11, 2002, we completed the purchase of the outstanding capital stock of Brice Manufacturing Company (“Brice”) for a purchase price of $1.3 million and the assumption of approximately $1.1 million of liabilities. The total selling price will be adjusted post-closing based on a closing date balance sheet. Brice, located in Pacoima, California, manufactures and markets an extensive range of aircraft seats and related products and services to airlines, leasing companies, airframe manufacturers, and overhaul facilities throughout the world. Brice also maintains over 4,000 parts manufacturing authorizations (PMA’s) which encompass all seat types. We will account for this acquisition under the purchase method of accounting.

We financed our purchase of Brice through a loan from our principal stockholder. Our principal stockholder has already loaned us $1.3 million to complete the purchase and has agreed to loan us additional amounts equal to our costs relating to the Brice acquisition. Our principal stockholder has also agreed that he will loan us additional amounts to fund any monthly shortfalls of earnings before interest, taxes, depreciation, and amortization from Brice’s operations. Our note to our principal stockholder is unsecured, bears interest at LIBOR plus 5.5% and is due on the earlier of January 31, 2004 or the termination of the revolving credit facility.

SALE-LEASEBACK OF AIRCRAFT INTERIOR DESIGN, INC. FACILITY AND MANUFACTURING ASSETS

On October 11, 2002, we sold our real estate and fixtures used by our Aircraft Interior Design, Inc. (AID) operations in Dallas, Texas, to our principal stockholder. The gross selling price for these assets was approximately $2.4 million, which was the fair market value, based on a third party appraisal, on the sale date. Simultaneous with this sale, we entered into a lease agreement with the principal stockholder for substantially all of these assets. The term of this lease is ten years. Annual rental payments are approximately $0.3 million per year with the Company being responsible for, among other things, taxes, insurance and utilities. The sale and resulting leaseback qualifies for sale leaseback accounting pursuant to SFAS No. 98, “Accounting for Leases”. The lease agreement qualifies as an operating lease and we have deferred the gain on sale, approximately $1.7 million, and will amortize this gain to income over the term of the lease agreement as an offset to rent expense. Additionally, for that small portion of the real estate that was not included within the subsequent lease agreement, we will record a gain of approximately $0.1 million during the fourth quarter of 2002.

RECENT DEVELOPMENTS CONCERNING OUR OPERATIONS

The September 11, 2001 terrorist attacks against the United States of America have had a severe impact on the aviation industry. As a result of these attacks and their related aftermath, many commercial passenger airlines and air cargo carriers reported significant reductions in their capacity and have taken out of service upwards of 20% of their aircraft. This reduction in capacity caused by the September 11, 2001 events caused the airline industry to incur significant losses in 2001 and lessened the aircraft maintenance required by such airlines (and thereby the amount of maintenance being outsourced to companies like TIMCO). The impact of these attacks and the overall state of the economy has resulted in continued losses during 2002 for some airlines and with the filing for bankruptcy protection under Chapter 11 of the United States Bankruptcy Court by certain carriers. The most notable of late has been the filing for protection from creditors under Chapter 11 by U.S. Airways on August 11. 2002. In addition to U.S. Airways, other carriers, including United Airlines, which is one of our major customers, have publicly discussed the potential of seeking protection from creditors through a voluntary bankruptcy filing. As related to us, current exposures to carriers that are at risk of filing for protection is being continuously evaluated and monitored. Additionally, the Company is positioning itself for potential favorable implications of these protection filings and rebirths of the airlines as it is anticipated that additional maintenance outsourcing opportunities could result as these airlines look for cost reduction alternatives to internal labor sources.

While recently airlines are reporting increases in their passenger volumes and it appears that passenger levels will in the future return to pre-September 11th levels, the effect of the terrorist acts and the state of the economy in general will continue to have a negative impact on our business. In response, during 2001 and the first three quarters of 2002 we have taken steps, including head count reductions, to reduce our costs. These terrorist attacks have also impacted our competition, with some of our competitors exiting the MR&O business.

While we believe that we will meet our working capital requirements during 2002 from funds available under our revolving credit facility, from our operations, from sales of assets or our equity securities, from debt infusions and from other sources, there can be no assurance that we will have sufficient working capital to meet our financial obligations. Further, our ability to continue to borrow under our revolving credit facility is conditional upon, among other matters, continued compliance with the financial and other covenants contained therein.

RESULTS OF OPERATIONS

General

Operating revenues consist primarily of service revenues and sales of materials consumed while providing services, net of allowances for returns. Cost of sales consists primarily of labor, materials, overhead and freight charges.

Our operating results have fluctuated in the past and may fluctuate significantly in the future. Many factors affect our operating results, including:

•	decisions made regarding sales of our assets to reduce our debt,

•	timing of repair orders and payments from large customers,

•	the state of the economy generally and the state of the airline industry specifically,

•	competition from other third-party MR&O service providers,

•	the number of airline customers seeking repair services at any time,

•	the impact of fixed pricing on gross margins and our ability to accurately project our costs in a dynamic environment,

•	our ability to fully and efficiently utilize our hangar space dedicated to maintenance and repair services,

•	the volume and timing for 727 cargo conversions and the impact during future periods on airline use of both the 727 fleet type and JT8D engines (both of which are older models) as a result of increased fuel costs and other factors,

•	our ability to attract and retain a sufficient number of mechanics to perform the MR&O services requested by our customers, and

•	the timeliness of customer aircraft arriving for scheduled maintenance.

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

Operating revenue for the nine months ended September 30, 2002 decreased $74.1 million or 34.7% to $139.7 million, from $213.7 million for the same period in 2001. Operating revenue for the first three quarters of 2001 included $33.2 million from facilities and operations that were closed or sold in 2001. Without the revenue from these facilities and operations, comparative 2001 nine-month revenues would have been $180.5 million. Additionally, year-to-date revenues from the operations of Aerocell Structures of $3.9 million through September 30, 2002 and $13.6 million through September 30, 2001 are included within operating revenues. Operating revenue for the three months ended September 30, 2002 decreased $27.4 million or 44.8% to $33.9 million, from $61.3 million for the same period in 2001. Comparative 2001 three-month revenues without the revenue from operations which were closed or sold during 2001 would have been $60.3 million. Finally, third quarter revenues for Aerocell of $0.5 million for the third quarter of 2002 and $4.9 million for the third quarter of 2001, have been included in operating revenues.

The decrease in revenue is primarily attributable to decreased revenue from our heavy airframe maintenance operations. This decrease was generally caused by a reduction in market opportunities due to adverse market conditions, which have caused many of our customers to delay maintenance on their aircraft or park older aircraft maintained by us due to rising fuel prices and general economic conditions. In addition, revenue decreased due to the sale of our Aerocell flight surface maintenance operation at the end of July 2002, the sale of our Caribe MR&O operation in the second quarter of 2001, the consolidation of our Winston Salem, North Carolina heavy airframe maintenance facility into our Greensboro, North Carolina operations and the closure of our Oscoda airframe heavy maintenance operations. Finally, 2001 revenues included revenues from sales of leased assets from our leasing portfolio. All such leases have now expired and all lease packages have been sold.

Gross profit increased to $9.9 million for the nine months ended September 30, 2002, compared with a gross loss of $0.6 million for the nine months ended September 30, 2001. The gross loss for the three months ended September 30, 2002 was $1.4 million, an increase of $0.9 million over the gross loss of $0.5 million for the 2001 third quarter. The significant improvement year-to-date over prior year-to-date results is due primarily to enhanced operating efficiencies, resulting in a higher revenue realization per labor hour, and cost reductions achieved through consolidation of operations. Additionally, company-wide salary and benefit reductions implemented in April 2001 have favorably impacted our gross margin. Gross profit results for the third quarter ended September 30, 2002, as compared to the first half of 2002, have been unfavorably impacted by the completion of significant, long-duration maintenance work for specific aircraft types, the receipt of new one-off aircraft types, and the impact of delayed customer maintenance. While the receipt of one-off aircraft types present significant opportunities to TIMCO, the short-term impact is a lower revenue realization per labor hour. Gross profit as a percentage of revenues increased to 7.1% and (4.2)% for the nine and three-month periods ended September 30, 2002, respectively, from (0.3%) and (0.9%) for the same respective periods in 2001.

Gross profit levels during any particular period are dependent upon the number and type of aircraft serviced, the contract terms under which services are performed and the efficiencies that can be obtained in the performance of such services. Significant changes in any one of these factors could have a material impact on the amount and percentage of gross profits. Additionally, gross profit could be impacted in the future by considerations as to the value of our inventory. While we believe that we have appropriate reserves for inventory obsolescence, the size of our inventory reserves may need to increase in the future, depending on the market for aircraft parts in the future and the fleet types of the parts in our inventory compared to the types of aircraft for which we are performing maintenance procedures. As a result of market conditions in the aircraft parts market, during the second quarter ended June 30, 2002, we increased our reserve for inventory obsolescence by $1.6 million. We will continue to evaluate all market and industry exposures in connection with the establishment of appropriate inventory obsolescence reserve levels.

Operating expenses decreased $28.9 million or 76.7% to $8.8 million for the nine months ended September 30, 2002, compared with $37.7 million for the nine months ended September 30, 2001. Operating expenses for the three months ended September 30, 2002 decreased $7.8 million or 89.7% to $0.9 million from the same period in 2001. Operating expenses for the first half of 2002 were $8.1 million. Operating expenses as a percentage of revenues were 6.3% and 2.7% for the nine and three-month periods ended September 30, 2002, respectively, compared to 17.6% and 14.3% for the same respective periods in 2001. Operating expenses as a percentage of revenues were 7.7% for the first half of 2002.

Operating expenses for the nine months ended September 30, 2001 included a charge of approximately $14.9 million relating to the closure of the Oscoda, Michigan heavy airframe maintenance facility, impairment of assets at the Oscoda, Michigan engine overhaul operation, allowance for a receivable from an airframe customer experiencing significant financial difficulties and costs associated with the consolidation of Aircraft Interior Design into a single facility. The remaining reduction of operating expenses is mainly due to the lower sales volumes noted above, the closing of our Miramar headquarters and moving our corporate headquarters to our Greensboro location, the sale of Caribe and Aerocell, and the salary and benefit reductions noted above.

Operating expenses for the third quarter of 2002 have been favorably impacted by reversal of various accruals, aggregating approximately $2.8 million, including an accrual of anticipated 2002 bonuses to executive employees which are not expected to be paid based on current operating results ($1.5 million), the collection on various customer accounts for which most if not all of the outstanding balance was fully reserved ($0.9 million), a gain on the settlement of certain matters relating to the disposition of certain assets of ASDC ($0.2) and the impact of only one month of general and administrative expenses for Aerocell during the quarter.

As a result of these factors, income from operations was $1.2 million for the first three quarters of 2002, compared to a loss from operations of $38.3 million for the first three quarters of 2001, and a loss from operations for the third quarter of 2002 was $2.3 million, compared to a loss of $9.3 million for the third quarter of 2001.

Interest expense for the nine months ended September 30, 2002 decreased by $6.9 million or 36.6% to $12.0 million, from $18.9 million for the nine months ended September 30, 2001. Interest expense for the quarter ended September 30, 2002 decreased by $3.5 million or 60.7% to $2.3 million, from $5.8 million for same period in 2001. The decrease is primarily attributable to completion of the Note Exchange and Rights Offering, which eliminated interest expense on $149.0 million of notes since the end of February 2002 (see Note 7 of the Notes to the Condensed Consolidated Financial Statements for an explanation as to why interest is not recorded on the New

Notes), lower outstanding debt balances as a result of selling Aerocell and Caribe, completion of the restructuring and slightly lower interest rates from period to period.

Included within interest expense is amortization of deferred financing costs, which was $5.0 million and $0.7 million for the nine and three months ended September 30, 2002, respectively, compared to $4.2 million and $1.4 for the same periods of 2001.

We recorded a charge of $8.0 million during the first quarter of 2002 related to an agreement to settle the class action securities litigation. For the quarter ended June 30, 2002, since the settlement had not yet become final, the securities to be issued in this settlement were revalued, resulting in a gain which we recorded of $1.875 million. For the quarter ended September 30, 2002, based on the settlement becoming final September 20, 2002, we have again revalued the securities to be issued in this settlement and have recorded a gain of $1.715. As a result of this settlement becoming final, this gain will establish the final valuation of the securities being issued. See Note 5 of Notes to Condensed Consolidated Financial Statements.

Other income – net was $3.0 million for the nine month period ended September 30, 2002 and $1.7 million for the third quarter ended September 30, 2002. Income for these periods is mainly comprised of rent of the Company’s Miramar facility located in Miami, Florida (approximately $1.8 million), a portion of the gain on the Kellstrom settlement (approximately $0.7 million), and gain on sale of Aerocell (approximately $0.3 million). Other expense – net was $8.1 million for the nine month period ended September 30, 2002 and $14.7 million for the third quarter ended September 30, 2001. Other expense – net through September 30, 2001 included a gain on the sale of Caribe and income on a lease deposit totaling $7.9 million, offset by a $9.0 million charge to reduce the recorded value (to fair market value) of our capital lease asset held for sale and equity method losses of affiliates of $6.6 million. Included within the loss from affiliates is a charge of $6.3 million to fully reserve our investment in a limited liability corporation that was established to convert certain Boeing 727 aircraft from passenger configuration to cargo configuration.

As a result of the above factors, our continuing operations loss before income taxes, discontinued operations and extraordinary gain for the nine months ended September 30, 2002 was $12.3 million, compared to $103.2 million for the nine months ended September 30, 2001. Our continuing operations loss before income taxes and discontinued operations for the quarter ended September 30, 2002 was $1.2 million, compared to a loss of $38.3 million for the quarter ended September 30, 2001. Without the non-cash charge relating to the settlement of the class action, we would have reported a loss from continuing operations before income taxes, discontinued operations and extraordinary gain of $7.9 million and $2.9 million for the nine and three month periods ended September 30, 2002.

We recorded a $3.8 million tax benefit during the first quarter of 2002 as a result of the passage of legislation which permits businesses to carry net operating losses back to offset taxable income from the previous five years (compared to two years under prior law). Prior to the passage of this legislation, these net operating losses were fully reserved as it was determined to be more likely than not that we would not generate taxable income in the near future and that we would not have the opportunity to benefit from these net operating losses.

For the reasons set forth above, loss from continuing operations for the nine months ended September 30, 2002 was $8.5 million or $0.35 per basic share and diluted share compared to a loss of $103.1 million or $68.63 per basic share and diluted share for the nine months ended September 30, 2001. The loss from continuing operations for the three months ended September 30, 2002 was $1.2 million or $0.04 per basic share and diluted share, compared to a loss of $38.1 million or $25.38 per basic share and diluted share for the three months ended September 30, 2001. Weighted average common and common equivalent shares outstanding (diluted) were 24.1 million and 30.5 million for the nine and three months ended September 30, 2002, respectively, and 1.5 million for the nine and three months ended September 30, 2001.

Income from discontinued operations for the nine month and three month periods ended September 30, 2002 was $3.6 million and $2.5 million, respectively, or $0.15 and $0.08 per basic share and diluted share, respectively, compared to a loss of $6.6 million and $2.3 million, or $4.43 and $1.53 per basic share and diluted share for the same respective periods of 2001. Income from discontinued operations for the three and nine months ended September 30, 2002, is primarily comprised of collections on receivables retained from the sale of our redistribution operations that had been fully reserved and a portion of the gain on the Kellstrom settlement. The nine and three month periods ended September 30, 2001 included $7.7 million and $2.6 million, respectively, of charges for reserves relating to assets whose realization was impacted by the operations of KAV and the financial condition of Kellstrom.

During the first quarter of 2002, we recognized a $27.3 million extraordinary gain relating to the Note Exchange. See discussion above and Note 7 of Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of September 30, 2002, we had outstanding indebtedness of approximately $175.8 million (excluding outstanding letters of credit of $11.5 million), of which $41.3 million is senior debt, including amounts due under the TROL financing which is now characterized as a capital lease, and the remainder of which is other indebtedness, including the New Notes, the Old Notes, and the Junior Notes. Our ability to make payments of principal and interest on outstanding debt will depend upon our future operating performance, which will be subject to economic, financial, competitive and other factors, some of which are beyond our control. The level of our indebtedness is also important due to:

•	our vulnerability to adverse general economic and industry conditions,

•	our ability to obtain additional financing for future working capital expenditures, general corporate and other purposes, and

•	the dedication of a substantial portion of our future cash flow from operations to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations and future business opportunities.

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

As of November 8, 2002, the Company had $8.5 million of term loans, $1.1 million of revolving loans, $11.5 million of letters of credit outstanding and $3.4 million was available for borrowing under its amended revolving credit facility.

During the quarter ended June 30, 2002, we applied for and received $11.1 million of federal income tax refunds as a result of carrying back net operating losses to offset taxable income from prior years. Of this amount, $3.8 million has been recognized as an income tax benefit during 2002, and has resulted through favorable tax legislation passed by the U.S. Congress that increased the number of years that net operating losses could be carried back to offset taxable income. Prior to the passage of this legislation, these net operating losses were fully reserved as it was determined to be more likely than not that the Company would not generate taxable income in the near future and that we would not have the opportunity to benefit from these net operating losses.

While we had a negative stockholders’ equity of $81.4 million at September 30, 2002, the condensed consolidated financial statements include, as a liability, $115.8 million of the New Notes and $2.5 million of the Junior Notes. While we have the right, but not the obligation to redeem the New Notes and Junior Notes for cash and equity, other than in connection with a change in control, we will never be obligated to make any cash payments to the holders of these Notes. As such, had our New Notes and Junior Notes been converted into common stock as of September 30, 2002, our pro-forma stockholders’ equity would have been $36.9 million.

Cash

Net cash provided by continuing operating activities during the nine months ended September 30, 2002 was $4.7 million, compared to $14.2 million for the same period in 2001. Cash provided by operating activities was primarily the result of earnings, adjusted for non-cash charges, of approximately $2.5 million and decreases in accounts receivable, inventories and other current assets of $10.5 million, $8.7 million and $8.2 million, respectively, partially offset by reductions in trade payables of $14.4 million, customer deposits of $1.8 million, and other liabilities of $8.8 million. Cash of $7.5 million was provided by investing activities during the first three quarters of 2002 from the sale of Aerocell, partially offset by purchases of fixed assets. Cash used in financing activities during the period was $15.4 million. Net proceeds from the rights offering of $19.8 million were used to fund the exchange offer, including $5.1 million for the retirement of Old Notes and $5.0 million for expenses of the Exchange Offer. The remaining proceeds, along with cash from operations, were used to pay down $8.3 million of the revolving credit balance, to pay $3.0 million of bank and refinancing fees and to pay $0.3 of capital leases. Cash of $3.1 million was provided by our discontinued operations.

Senior Credit Facilities

On July 12, 2002, we entered into an agreement amending and restating our senior credit facilities with a syndicate of four lenders led by Citicorp USA Inc. and UPS Capital Corporation pursuant to the terms of a Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”). Under the Amended Credit Agreement, we have obtained a $30.0 million senior secured revolving line of credit (the “Amended Revolving Credit Facility”) and a $7.0 million senior secured term loan (the “Amended Term Loan” and collectively with the Amended Revolving Credit Facility, the “Amended Credit Facility”).

We utilized the proceeds from the Amended Credit Facility to repay outstanding borrowings under our previously outstanding revolving credit facility and our previously outstanding $12.0 million senior secured term loan. See Note 4 of the Notes to the Condensed Consolidated Financial Statements. As of November 8, 2002, the outstanding aggregate amount of letter of credit under the Amended Revolving Credit Facility was $11.5 million and availability under the Amended Revolving Credit Facility was $3.4 million.

The interest rate on the Amended Revolving Credit Facility is, at the Company’s option, (a) prime plus 3% per annum, or (b) LIBOR plus 4.5% per annum. The Company has currently elected the prime option. The interest rate on the Amended Term Loan is 12% per annum. The Amended Revolving Credit Facility is due on January 31, 2004. The Amended Term Loan is due in quarterly installments of $500,000, commencing

September 30, 2002, with the principal balance due in full on January 31, 2004. $3.5 million of the Amended Term Loan was repaid from the proceeds of the Aerocell sale and has been applied first against current quarterly installments (current maturities) and second against long-term maturities. As a result, the Company does not reflect current obligations for the Amended Term Loan within the accompanying condensed consolidated financial statements.

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

On July 12, 2002, we also restructured our outstanding $10.0 million senior secured term loan with Bank of America. $5.0 million of this loan (the “$5.0 million BofA Loan”) is now due on January 31, 2004. The $5.0 million BofA Loan continues to bear interest at the rate of LIBOR plus 2% and continues to be credit supported by two individuals, one of whom is our principal stockholder. After the refinancing, $2.5 million of the original BofA loan (the “$2.5 million BofA loan”) continued to be due on August 14, 2002, and such amount was repaid from the proceeds of the Aerocell sale in July 2002.

The remaining $2.5 million of the original BofA loan (the “Quevedo Loan”) was restructured as follows: (i) at the closing of the refinancing, Mr. Quevedo, a director of the Company, paid Bank of America $2.5 million, reducing our obligation under this term loan from $10.0 million to $7.5 million (which amount was then restructured as set forth above); (ii) we transferred to Mr. Quevedo a 100,000 square foot warehouse facility in Pearland, Texas which had been previously been utilized by our redistribution operation in satisfaction of $1.5 million of the Quevedo Loan (which is at least as favorable a price, based on a third party appraisal, for this property as could have been obtained from an unaffiliated third party); and (iii) we agreed to pay Mr. Quevedo the remaining $1.0 million balance of this loan, with interest at the rate of 12% per annum, on the earlier of the sale of Aerocell or January 31, 2004. As a result of the completed sale of Aerocell on July 31, 2002, the Company repaid the outstanding $1.0 million of this loan.

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

The New Notes are general unsecured obligations, subordinated in right of payment to all existing and future senior debt, including indebtedness outstanding under the Amended Credit Facility, any future credit facility that may replace the Amended Credit Facility, and the $5.0 million BofA Term Loan. The New Notes are effectively subordinated to all secured obligations to the extent of the assets securing such obligations, including the Amended Credit Facility and the $5.0 million BofA Term Loan. The New Notes are also effectively subordinated in right of payment to all existing and future liabilities of any of our subsidiaries that do not guarantee the New Notes.

The New Notes are fully and unconditionally guaranteed, on a senior subordinated basis, by substantially all of our existing subsidiaries and each subsidiary that we organize in the future, unless such subsidiary is designated as an unrestricted subsidiary (the “Subsidiary Guarantors”). Subsidiary guarantees are joint and several, full and unconditional, general unsecured obligations of the Subsidiary Guarantors. Additionally, there are no significant restrictions that would preclude the parent company from obtaining funds, either through loan or dividend, from the subsidiary guarantor. Subsidiary guarantees are subordinated in right of payment to all existing and future senior debt of Subsidiary Guarantors, including the Amended Credit Facility and the $5.0 million BofA Term Loan, and are also effectively subordinated to all secured obligations of Subsidiary Guarantors to the extent of the assets securing such obligations, including the Amended Credit Facility and the $5.0 million BofA Term Loan.

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

The New Notes are redeemable for cash at our option at the following percentages of par plus accrued interest on the par value through the date of redemption: 2002 — 70.0%, 2003 — 72.5%, 2004 — 73.0%, 2005 — 75.625% and 2006 - 77.5%. The New Notes also provide that the holders will receive an aggregate of 4.5 million shares of common stock if the New Notes are redeemed in 2002 or 2003 and an aggregate of 3.0 million shares of common stock if the New Notes are redeemed in 2004, 2005 or 2006.

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

Old Notes

In 1998, we sold $165.0 million of the Old Notes due in 2008 with a coupon rate of 8.125% at a price of 99.395%. As a result of the Note Exchange, $16.2 million in aggregate principal amount of the Old Notes remain outstanding. Interest on the Old Notes is payable on February 15 and August 15 of each year. The Old Notes are general unsecured obligations, subordinated in right of payment to all existing and future senior debt, including indebtedness outstanding under the Amended Credit Facility and the $5.0 million BofA Term Loan and under senior credit facilities which may replace these facilities in the future, and to the New Notes. In addition, the

Old Notes are effectively subordinated to all secured obligations to the extent of the assets securing such obligations, including the Amended Credit Facility and the $5.0 million BofA Term Loan, and to the New Notes. The Old Notes are also effectively subordinated in right of payment to all existing and future liabilities of any of our subsidiaries that do not guarantee the Old Notes. As a result of the Note Exchange, substantially all of the covenant protection contained in the indenture relating to the Old Notes was extinguished.

The Old Notes are fully and unconditionally guaranteed, on a senior subordinated basis, by substantially all of our existing subsidiaries and each subsidiary that we organize in the future, unless such subsidiary is designated as an unrestricted subsidiary (the “Subsidiary Guarantors”). Subsidiary guarantees are joint and several, full and unconditional, general unsecured obligations of the Subsidiary Guarantors. Additionally, there are no significant restrictions that would preclude the parent company from obtaining funds, either through loan or dividend, from the subsidiary guarantor. Subsidiary guarantees are subordinated in right of payment to all existing and future senior debt of Subsidiary Guarantors, including the Amended Credit Facility and the $5.0 million BofA Term Loan, and are also effectively subordinated to all secured obligations of Subsidiary Guarantors to the extent of the assets securing such obligations, including the Amended Credit Facility and the $5.0 million BofA Term Loan.

Junior Subordinated Notes

As discussed in Note 5 to the Condensed Consolidated Financial Statements, the settlement of our outstanding class action litigation became effective on September 20, 2002. As part of this settlement agreement, we have issued (or are obligated to issue) $4.0 million face value in aggregate principal amount of the Company’s new junior subordinated convertible PIK notes (“Junior Notes”). These notes bear interest at 8% and mature on January 2, 2007. The Junior Notes bear interest from September 20, 2002 and are payable at the Company’s option either in cash or paid-in-kind through the issuance of additional notes semiannually on June 30 and December 31 of each year. If we do not pay interest in cash as of an interest payment date, we will automatically be deemed to have paid such interest in-kind and additional Junior Notes in the amount of such interest payment will automatically be deemed to be outstanding from such date forward. The Junior Notes are general unsecured obligations and are subordinated in right of payment to all current and future senior debt, including the Amended Credit Facility and the $5.0 million BofA Term Loan, and the Senior Subordinated Notes.

The Junior Notes are redeemable for cash at the Company’s option at the following percentages of par plus accrued interest on the par value through the date of redemption: 2002 — 70.0%, 2003 — 72.5%, 2004 — 73.0%, 2005 — 75.625% and 2006 — 77.5%. The Junior Notes also provide that the holders will receive an aggregate of 144,300 shares of common stock if the Junior Notes are redeemed in 2002 or 2003 and an aggregate of 103,550 shares of common stock if the Junior Notes are redeemed in 2004, 2005 or 2006.

If the Junior Notes have not already been redeemed or repurchased, the Junior Notes, including those Junior Notes previously issued as paid-in-kind interest and all accrued but unpaid interest, will automatically convert on January 2, 2007 into an aggregate of 9.3 million shares of common stock. Holders of Junior Notes will not receive any cash payment representing principal or accrued and unpaid interest upon conversion; instead, holders will receive a fixed number of shares of common stock and a cash payment to account for any fractional shares.

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

On July 12, 2002, we entered into an agreement amending our TROL financing arrangement (the “Amended TROL Financing Agreement”). Under the terms of the Amended TROL Financing Agreement, the maturity date of the TROL financing was extended until June 30, 2005 and the base rent under the TROL was increased to the greater of: (i) the amount being received under our sublease for the facility, plus, commencing July 1, 2003, an additional monthly payment by us, or (ii) $210,000. The TROL financing continues to be secured by the real property and improvements comprising the facilities.

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Financial Reporting Release No. 60, which was recently released by the U.S. Securities and Exchange Commission, encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements. Our condensed consolidated financial statements include a summary of the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements.

Revenue Recognition

Revenues from MR&O services are recognized and unbilled receivables are recorded based upon the percentage of completion method. Unbilled receivables are billed on the basis of contract terms (generally upon completion of an aircraft) and deliveries. Revenues related to engine overhaul services are recognized upon shipment of the overhauled engine.

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

Use of Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to estimated losses on disposal of discontinued operations, the allowances to reduce inventory to the lower of cost or market value, the estimated profit or loss to be recognized as aircraft maintenance, design and construction services are performed, the allowance for doubtful accounts and notes receivable, the realizability of its investment in affiliates, future cash flows in support of long lived assets, medical benefit accruals, the estimated fair values of facilities under capital leases and allowances for litigation and environmental costs. Management bases their estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk for changes in interest rates. We have no exposure to foreign currency exchange rates or to commodity price risk. We do not hold or issue any financial instruments for trading or other speculative purposes.

Our obligations under our revolving credit facility bear interest at floating rates and therefore, we are impacted by changes in prevailing interest rates. However, our $3.5 million term loan, $5.0 million BofA loan, New Notes, Old Notes, and Junior Notes all bear fixed interest rates and therefore are not subject to the risk of interest rate fluctuations. A 10% change in market interest rates that affect our financial instruments would impact earnings during 2002 by approximately $48,000 before taxes and would change the fair value of our financial instruments by approximately $9.2 million.

ITEM 4: CONTROLS AND PROCEDURES

(a)	Within 90 days of filing this report on Form 10-Q (the “Evaluation Date”), our Chief Financial Officer and Chief Executive Officer evaluated our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, these officers have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to material information relating to our company (including our consolidated subsidiaries) required to be included in our reports filed or submitted by us under the Exchange Act.

(b)	There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 5 to the Company’s Unaudited Condensed Consolidated Financial Statements included in this filing.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

See Note 7 to the Company’s Unaudited Condensed Consolidated Financial Statements included in this filing. In September 2002, in connection with the settlement of the class action lawsuits described in Note 5 to the Company’s Unaudited Condensed Consolidated Financial Statements included in this filing, the Company issued (or committed to issue) to class action members pursuant to an exemption under Section 3(a)(10) of the Securities Act of 1933, as amended, 1,250,000 shares of its common stock and warrants to purchase 4,150,000 shares of its common stock. The warrants have an exercise price of $5.16 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were presented to the Company’s stockholders during the third quarter of 2002.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORMS 8-K

     (a)  Exhibits

10.1	Amendment No. 1 and Waiver, dated as of September 27, 2002, to Fifth Amended and Restated Credit Agreement, dated as of July 12, 2002
10.2	Amendment No. 2, Consent and Waiver, dated as of October 11, 2002, to Fifth Amended and Restated Credit Agreement, dated as of July 12, 2002
10.3	Stock Purchase Agreement between Ducommun Incorporated and TIMCO Aviation Services, Inc., dated as of October 2, 2002
10.4	Purchase and Sale Agreement, dated October 4, 2002, between LJH, Ltd. and AVSRE, L.P. relating to the purchase of the Company’s Dallas, Texas facilities
10.5	Lease between LJH, Ltd., as landlord, and Aircraft Interior Design, Inc., as tenant, dated October 4, 2002, for the property located at 2659 Nova Drive, Dallas, Dallas County, Texas
10.6	Subordinated Term Promissory Note, dated October 11, 2002, made in favor of LJH, Ltd. in the original amount of $1.3 million;
10.7	Keepwell Agreement, dated as of October 11, 2002, by LJH, Ltd. in favor of the Company’s senior revolving credit lenders
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

(b)  Reports on Form 8-K

During the quarter ended September 30, 2002, the Company filed a Current Report on Form 8-K reporting under Item 5 the amendment to its senior credit facilities and a Current Report on Form 8-K reporting under Item 2 the sale of substantially all of the assets of Aerocell Structure, Inc. Additionally, the Company filed a Current Report on Form 8-K/A reporting under Item 4 the election to change its independent auditors from Arthur Andersen LLP to KPMG LLP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMCO Aviation Services, Inc.

	By:	/s/ C. Robert Campbell

Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: November 14, 2002

Certification of Chief Executive Officer

I, Roy T. Rimmer, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of TIMCO Aviation Services, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Roy T. Rimmer, Jr.

Roy T. Rimmer, Jr. Chief Executive Officer

Certification of Chief Financial Officer

I, C. Robert Campbell, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of TIMCO Aviation Services, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

d)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ C. Robert Campbell

C. Robert Campbell Chief Financial Officer

Exhibit Index

Exhibit
Number	Description

10.1	Amendment No. 1 and Waiver, dated as of September 27, 2002, to Fifth Amended and Restated Credit Agreement, dated as of July 12, 2002
10.2	Amendment No. 2, Consent and Waiver, dated as of October 11, 2002, to Fifth Amended and Restated Credit Agreement, dated as of July 12, 2002
10.3	Stock Purchase Agreement between Ducommun Incorporated and TIMCO Aviation Services, Inc., dated as of October 2, 2002
10.4	Purchase and Sale Agreement, dated October 4, 2002, between LJH, Ltd. and AVSRE, L.P. relating to the purchase of the Company’s Dallas, Texas facilities
10.5	Lease between LJH, Ltd., as landlord, and Aircraft Interior Design, Inc., as tenant, dated October 4, 2002, for the property located at 2659 Nova Drive, Dallas, Dallas County, Texas
10.6	Subordinated Term Promissory Note, dated October 11, 2002, made in favor of LJH, Ltd. in the original amount of $1.3 million;
10.7	Keepwell Agreement, dated as of October 11, 2002, by LJH, Ltd. in favor of the Company’s senior revolving credit lenders
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer