Form 10-K
period 2002-12-31
TIMCO AVIATION SERVICES INC
filed 2003-05-15
CIK 1012159

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File No. 1-11775

TIMCO AVIATION SERVICES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	65-0665658
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

623 Radar Road Greensboro, NC	27410
(Address of principal executive offices)	(Zip Code)

(336) 668-4410

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
None	N/A

Securities registered pursuant to section 12(g) of the Exchange Act:

Common Stock, par value $.001 per share

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [  ]   NO [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act, Rule 12b-2). Yes [   ] No [X]

As of June 28, 2002, the aggregate market value (based on the closing sales price of the common stock as reported on the OTC Bulletin Board maintained by the NASD on such date, which was $1.45 per share) of the common stock held by non-affiliates was approximately $17.5 million. At May 12, 2003, there were 31,640,994 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders (which Proxy Statement will be filed on or before 120 days after the end of the Registrant’s fiscal year ended December 31, 2002) are incorporated by reference into Part III hereof. Certain exhibits listed in Part IV of this Annual Report on Form 10-K are incorporated by reference from prior filings made by the Registrant under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

ii

PART I

ITEM 1. BUSINESS.

UNLESS THE CONTEXT OTHERWISE REQUIRES, REFERENCES TO “TIMCO,” “WE,” “OUR” AND “US” IN THIS ANNUAL REPORT ON FORM 10-K INCLUDES TIMCO AVIATION SERVICES, INC. AND ITS SUBSIDIARIES. THIS ANNUAL REPORT ON FORM 10-K CONTAINS OR MAY CONTAIN FORWARD-LOOKING STATEMENTS, SUCH AS STATEMENTS REGARDING OUR STRATEGY AND ANTICIPATED TRENDS IN THE INDUSTRY IN WHICH WE OPERATE. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON OUR CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATING TO OUR OPERATIONS AND RESULTS OF OPERATIONS, COMPETITIVE FACTORS, SHIFTS IN MARKET DEMAND, AND OTHER RISKS AND UNCERTAINTIES, INCLUDING, IN ADDITION TO THOSE DESCRIBED BELOW AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K, OUR ABILITY TO CONTINUE TO GENERATE SUFFICIENT WORKING CAPITAL TO MEET OUR OPERATING REQUIREMENTS AND SERVICE OUR INDEBTEDNESS, OUR MAINTAINING GOOD WORKING RELATIONSHIPS WITH OUR VENDORS AND CUSTOMERS, COMPETITIVE PRICING FOR OUR PRODUCTS AND SERVICES, OUR ABILITY TO ACHIEVE GROSS PROFIT MARGINS AT WHICH WE CAN BE PROFITABLE, INCLUDING MARGINS ON SERVICES WE PERFORM ON A FIXED PRICE BASIS, COMPETITION IN THE AIRCRAFT MAINTENANCE, REPAIR AND OVERHAUL MARKET AND THE IMPACT ON THAT MARKET AND THE COMPANY OF THE TERRORIST ATTACKS ON SEPTEMBER 11, 2001, THE STATE OF THE DOMESTIC PASSENGER AIRLINE INDUSTRY AND THE FINANCIAL CONDITION OF OUR AIRLINE CUSTOMERS, OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL IN OUR BUSINESSES, UTILIZATION RATES FOR OUR MR&O FACILITIES, OUR ABILITY TO EFFECTIVELY INTEGRATE FUTURE ACQUISITIONS, OUR ABILITY TO EFFECTIVELY MANAGE OUR BUSINESS, ECONOMIC FACTORS WHICH AFFECT THE AIRLINE INDUSTRY, GENERALLY INCLUDING THE AMOUNT OF AIRCRAFT MAINTENANCE OUTSOURCED BY VARIOUS AIRLINES, AND CHANGES IN GOVERNMENT REGULATIONS. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM RESULTS EXPRESSED OR IMPLIED IN ANY FORWARD-LOOKING STATEMENTS MADE BY US IN THIS ANNUAL REPORT ON FORM 10-K. WE DO NOT UNDERTAKE ANY OBLIGATION TO REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR CIRCUMSTANCES.

General

We are among the leading providers of aviation maintenance, repair and overhaul (“MR&O”) services. Based on industry statistics and industry publications, we are one of the largest independent providers of heavy maintenance services for aircraft in North America and among the largest providers of these services in the world. We sell and provide aircraft maintenance, repair and overhaul services to commercial passenger airlines and air cargo carriers.

We offer MR&O services to our customers through our seven repair stations licensed by the Federal Aviation Authority (FAA). These services include maintenance, repair and modification services for aircraft, and repair and overhaul services on a wide range of aircraft components, flight control surfaces, aircraft interiors and Pratt & Whitney JT8D engines. In addition, we also provide modification services for the conversion of passenger aircraft to freighter configuration, as well as, aircraft engineering services.

Our strategy is to be the vendor of choice to our customers, providing aircraft maintenance solutions to meet our customers’ MR&O requirements. The services that we offer allow our customers to reduce their costs by outsourcing some of their MR&O functions.

We were incorporated in Delaware in 1996 under the name “Aviation Sales Company.” We changed our corporate name to “TIMCO Aviation Services, Inc.” in February 2002. Our principal executive offices are at 623 Radar Road, Greensboro, North Carolina 27410, and our telephone number is (336) 668-4410.

Overview of TIMCO Aviation Services, Inc. in Fiscal 2002

For the year ended December 31, 2002, we incurred losses from continuing operations of $24.4 million and continue to require additional cash flow above amounts currently being provided from operations to meet our working capital requirements. Additionally, as a result of current year operating activities, we were not in compliance, at December 31, 2002, with debt covenant requirements under our Amended Credit Facility and our Tax Retention Operating Lease (TROL). Subsequent to year-end, we have obtained a waiver of non-compliance with all financial covenants and have thereby cured these covenant violations. We have also entered into agreements that reset financial covenant requirements for the Amended Credit Agreement and TROL financing arrangements for future periods. Debt classification, acceleration provisions, and potential suspension of financing obligations with repayment of all debt in the event of a material adverse change in the business that are provided for under these financing agreements will remain contingent upon the continued compliance or waiver of violations of these covenant requirements and other events of default. The airline industry, and thus our customer base, has been significantly impacted by a number of factors including: the general state of the economy, the rising price of jet fuel, a significant decline in passenger airline travel since calendar year 2000, the on-going war in Iraq and competitive airfare price reductions exceeding 15%. The result for some carriers has been the filing for protection under Chapter 11 of the United States Bankruptcy Code. These factors have also resulted in some of our competitors exiting the maintenance, repair, and overhaul business.

As a result of our substantial debt, illiquidity, and our continued losses from operations, our auditors have placed a going concern modification in their report on our consolidated financial statements for the year ended December 31, 2002. Even in light of the extenuating situation that we face and overall economy and airline industry circumstances, during the year ended December 31, 2002 we dealt with several significant matters, including (i) the restructuring of our senior and subordinated indebtedness and our capital, (ii) the settlement of our outstanding class action litigation and the resolution of a number of significant legacy items, and (iii) the focusing of our operations on our maintenance, repair, and overhaul business.

Capital and Equity Restructuring

In February 2002, we completed a significant restructuring of our capital and equity. This restructuring consisted of four parts. The first part was a reverse split (on a one-share-for-ten-shares basis) of our outstanding common stock, reducing our outstanding common shares from 15 million shares to 1.5 million shares (5% of the restructured entity) and an increase in our authorized shares from 30.0 million to 500.0 million shares. The second part was an offer to the holders of our $165.0 million, 8 1/8% senior subordinated notes due 2008 (the “Old Notes”) to exchange their old notes for up to $10 million in cash, $100.0 million of our new 8% senior subordinated convertible paid-in-kind (“PIK”) notes due 2006 (the “New Notes”), 4.5 million shares of our post-reverse split common stock (15% of the restructured entity) and five-year warrants to purchase an additional 3.0 million shares of our post-reverse split common stock at an exercise price of $5.16 per share (the “Note Exchange”). The third part was a rights offering to our existing stockholders to raise funds to pay the cash portion of the Note Exchange offer and the expenses of the restructuring, and to provide us with working capital for our ongoing business operations. In the rights offering, we offered 24.0 million shares of our post-reverse split common stock (80% of the restructured entity) to raise $20.0 million. In connection with the rights offering, Lacy J. Harber, our principal stockholder, agreed to purchase any unsold allotments. The last part consisted of the issuance to the pre-restructuring holders of our common stock of five-year warrants to purchase an additional 3.0 million shares of our post-reverse split common stock at an exercise price of $5.16 per share.

On February 28, 2002, we completed all four parts of our restructuring. In the Note Exchange, we exchanged $148.8 million of our Old Notes (approximately 90% of the Old Notes) for $5.1 million in cash, and all of the New Notes, shares and warrants described above. We used the net proceeds of the rights offering, approximating $10.0 million after payment of the cash proceeds of the Note Exchange and expenses of the restructuring, to reduce trade payables and to provide working capital for our ongoing business operations. See Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II and Note 13 to the accompanying consolidated financial statements for further details of our capital and equity restructuring.

Refinancing of Senior Revolving Credit Facility and Senior Term Debt

In July 2002, we refinanced our senior credit facilities with a syndicate of four lenders led by Citicorp USA Inc. and UPS Capital Corporation. Under the Amended Credit Agreement, the Company obtained a $30.0 million senior secured revolving line of credit and a $7.0 million senior secured term loan. We utilized the proceeds from the new credit facility to repay outstanding borrowings under our previously outstanding revolving credit facility and our previously outstanding $12.0 million senior secured term loan. Further, from proceeds received from the completed sale of our Aerocell Structures operations on July 31, 2002, $3.5 million of the new $7.0 million senior secured term loan has been paid.

In July 2002, we also restructured our outstanding $10.0 million senior secured term loan with Bank of America. $5.0 million of this loan is now due on January 31, 2004. $2.5 million of the original $10.0 million term loan was repaid through proceeds of the completed sale of our Aerocell Structures operations. The remaining $2.5 million of the original $10.0 million term loan has also been satisfied through a transfer of property and from the proceeds of the Aerocell Structures sale. This transaction was completed with a related party.

See Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II and Note 5 to the accompanying consolidated financial statements for further details of these transactions.

Settlement of Class Action Litigation

Several lawsuits had been filed against us and certain of our former officers and directors, and our former auditors, in the United States District Court for the Southern District of Florida, which were consolidated into a single lawsuit. Among other matters, the consolidated complaint alleged that our reported financial results in 1997, 1998, and 1999 were materially misleading and violated generally accepted accounting principles. In May 2002, we entered into an agreement to settle these claims and on September 20, 2002 this settlement agreement became final. Under the agreement, we have paid $11.5 million in cash, all of which has been paid by our directors’ and officers’ liability insurance carrier, and we have issued certain securities in full settlement of the claims. As a result of this settlement becoming final, all claims against us and the other defendants have been dismissed without any admission of liability or wrongdoing. See Item 3 (Legal Proceedings) of Part I and Note 9 to the accompanying consolidated financial statements for further details regarding this settlement.

Settlement with Kellstrom Industries, Inc.

In July 2002, we closed on the transactions contemplated by a Post-Closing Resolution Agreement, dated as of June 10, 2002, between us and Kellstrom Industries, Inc. The settlement resolved and settled globally outstanding disputes between us and Kellstrom relating to matters arising out of our December 2000 sale of substantially all of the assets of our redistribution operation to Kellstrom. The closing of the settlement resulted in a net cash payment to us of approximately $0.4 million. See Risk Factors Relating to Our Business within Part I and Note 3 to the accompanying consolidated financial statements for further details regarding this settlement.

Sale of Aerocell Structures Operations

In July 2002, we completed the sale of substantially all of the assets and business of our Aerocell Structures operations. The net sale price was $9.6 million (subject to post-closing adjustments), of which $9.1 million was received in cash at the closing and the balance of which has been placed into escrow. We used the proceeds from the sale to repay $3.5 million of the new $7.0 million term loan and $3.5 million to repay the $2.5 million BofA loan and a $1.0 million related party loan. The remainder, net of expenses, was used for working capital. See Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II and Note 3 to the accompanying consolidated financial statements for further details regarding this transaction.

Federal Income Tax Refund

In April 2002, we applied for and received $11.1 million of federal income tax refunds as a result of carrying back net operating losses to offset taxable income from prior years. This income tax refund is the result of favorable tax legislation passed by the U.S. Congress, that temporarily extended the number of years that net operation losses could be carried back to offset taxable income. This refund has been used to pay vendors and for working capital. See Note 11 to the accompanying consolidated financial statements for further details regarding this transaction.

Recent Financing

On May 14, 2003, we entered into an agreement with our principal stockholder pursuant to which he agreed to loan us $6.0 million ($2.0 million at closing and $2.0 million 30 and 60 days thereafter), which will be used for working capital in our operations. The new note has a three-year maturity, is secured debt and bears a 16% PIK interest coupon. In connection with the new loan, we issued a warrant to our majority stockholder (the “Harber Warrant”) to acquire, for nominal consideration, 30% of our outstanding common stock

(on a fully-diluted basis) as of the day the warrant is exercised. The warrant is exercisable on or before January 31, 2007.

See discussion of these transactions within Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II and Note 18 to the accompanying consolidated financial statements.

Current Liquidity

Even in light of the fiscal 2002 transactions and settlements discussed above and our recent financing, we continue to require additional cash flows above amounts currently being provided from operations to meet the working capital requirements of our operations. While we believe that the proceeds of the new financing, as well as funds available to us under our revolving credit facility and from operations, will be sufficient to allow us to operate our business over the next 12 months, we cannot assure you of that fact. We also cannot assure you that required additional financing will be available to us in the future if needed to continue the operation of our business.

Industry Overview

We believe that the total worldwide market for maintenance, repair and overhaul services will increase over the next 20 years in line with the projected increase in passenger and cargo traffic. Boeing forecasts, in its World Demand for Commercial Airplanes, that passenger air traffic will average a growth rate of 4.9% per year through the year 2021. In the same report, Boeing estimates that cargo traffic will increase 6.4% per year through the year 2021. We believe that currently airlines perform approximately 75% of the North American MR&O services, outsourcing the balance to independent providers like TIMCO. As these airlines evaluate their internal cost structure and look for ways to lower their internal measurement of cost per seat mile, we believe that more of these carriers will look to independent providers, like TIMCO, for providing their maintenance, repair and overhaul services.

We believe that the following trends are currently affecting our industry:

Growth in the market for aircraft maintenance and repair services

The Boeing Report (World Demand for Commercial Airplanes) projects that:

. the worldwide fleet of commercial aircrafts will more than double by 2021;

. the worldwide freighter airplane fleet will increase approximately 73% by 2021; and

. the aircraft fleet will continue to age.

We believe that a combination of these factors will in the long term increase the demand for maintenance and repair services.

Increased outsourcing of maintenance and repair requirements

Airlines incur substantial expenditures directly in connection with fuel, insurance, labor and aircraft ownership, as well as, indirectly through airport security charges and passenger mandated taxes and fees. At the same time, airlines have come under increasing pressure during the last decade to reduce the costs associated with providing air transportation services. The result of these factors has equated to a lower revenue per seat mile for many airline carriers. While several of the expenditures required to operate an airline are beyond the direct control of airline operators, such as the price of fuel, airport security charges, taxes and labor costs, we believe that outsourcing maintenance and repair functions are areas in which airlines can reduce their operating costs. Outsourcing of maintenance and repair functions by airlines allows an integrated service provider such as TIMCO to achieve economies of scale unavailable to individual airlines and to handle these functions less expensively and more efficiently on our customers’ behalf. We believe that the trend towards outsourcing by airlines of a larger and larger portion of their MR&O requirements to large independent service providers such as TIMCO will continue in the future as these carriers look to reduce their cost per seat mile for providing air transportation services and to focus their in-house operations on their core competency of providing airline services to their customers.

Diversified services and competitive strengths

We believe that the breadth of our services, including a range of aircraft maintenance and repair services, allows us to be a vendor of choice to our customers in a highly fragmented industry. In addition to our heavy airframe maintenance and modification services, by providing engineering services, and repair and overhaul services on aircraft components and interiors, we believe that we maintain a competitive advantage in the MR&O market through our ability to ensure that each of the individual parts that need repair or overhaul are completed on a timely basis and to our quality standards. Our customers include commercial passenger airlines, air cargo carriers, aircraft leasing companies and maintenance and repair facilities.

Emphasis on Quality

All of our MR&O facilities are licensed by the FAA. We emphasize quality and on-time delivery to our customers. We are focused on meeting and exceeding FAA requirements. Since safety is a key issue to our customers, our ability to meet and exceed FAA requirements on a consistent basis is critical.

Impact of September 11th Terrorist Attacks and Related Matters, the State of the Airline Industry, and the General Economy

The September 11, 2001 terrorist attacks against the United States of America and the resulting increase in airline insurance costs, additional government mandated passenger taxes and fees, and increased airport security costs, have had a severe impact on the aviation industry. These factors, in conjunction with an overall slow down in the U.S. economy, a greater then 9% reduction in passenger levels, and the overall instability in the Middle East (including the currently on-going war in Iraq) have resulted in operating losses for U.S. airline carriers in excess of $7.7 billion for 2001 and are estimated at $9.5 billion for 2002. As a result of these terrorist attacks and their related aftermath, including the currently on-going war in Iraq, many commercial passenger airlines and air cargo carriers reported significant reductions in their capacity and have taken out of service upwards of 20% of their aircraft. This reduction in capacity has caused the airline industry to incur significant losses in 2001 and 2002 and lessened the aircraft maintenance required by such airlines (and thereby the amount of maintenance being outsourced to companies like TIMCO). The impact of the September 11th attacks, the currently on-going war in Iraq, and the overall state of the economy, has resulted in continuing losses during 2002 for most airlines and with the filing for bankruptcy protection under Chapter 11 of the United States Bankruptcy Court by several carriers. The most notable have been the filings for protection from creditors under Chapter 11 by U.S. Airways on August 11, 2002 and United Airlines on December 9, 2002 (United accounted for 31.8% and 23.9%, respectively, of our 2001 and 2002 revenues). In addition to U.S. Airways and United Airlines, other carriers, including American Airlines, have publicly discussed the potential of seeking protection from creditors through a voluntary bankruptcy filing. As related to us, current exposures to carriers that are at risk of filing for protection are being continuously evaluated and monitored, though we have in the past, and may in the future, experience losses relating to these credit exposures. Additionally, the Company is positioning itself for potential favorable implications of these protection filings and rebirths of the airlines as it is anticipated that additional maintenance outsourcing opportunities could result as these airlines look for cost reduction alternatives to internal labor sources.

We believe that all of the above factors will continue to have a negative impact on our business in the foreseeable future. In response, during 2001 and 2002 we took steps, including head count reductions, to reduce our costs. These terrorist attacks and related aftermath events and the overall slowdown in the U.S. economy have also impacted our competition, with several of our competitors exiting the MR&O business.

Operations

Our core business is the providing of maintenance, repair and overhaul services for aircraft and aircraft components.

Since our customers consist of domestic and international passenger and freight airlines, aircraft leasing companies, and maintenance and repair facilities that service airlines, economic factors affecting the airline industry tend to impact our business. When economic factors adversely affect the airline industry, they tend to reduce the overall demand for aircraft maintenance and repair services, causing downward pressure on pricing and increasing the credit risks associated with doing business within the industry. Additionally, the price of fuel affects the aircraft maintenance and repair markets, since older aircraft, which consume more fuel and which account for most of our aircraft maintenance and repair business, become less viable as the price of fuel increases. We cannot assure you that economic and other factors which have affected the airline industry in the past and may affect the airline industry in the future will not adversely impact our business, financial condition or results of operations.

During 2002, the market for maintenance and repair services was impacted by rising fuel costs, increased capacity of competitors, changes in fleet mix by some airlines, and other factors. These factors caused certain airlines and other carriers to reduce the volume of services required, thereby, reducing the services to be outsourced to third party providers such as TIMCO. This has resulted in excess capacity among many maintenance and repair service providers, which has caused pricing pressures to maintain market share. We have sought to maintain our relative market share by continuing to focus on quality service, turn time and by offering our array of services including increased opportunities in aircraft modification and engineering services and by, where necessary, offering price concessions and fixed prices for certain services.

Aircraft heavy maintenance

We perform maintenance, repair and modification services on aircraft at TIMCO’s repair stations in Greensboro, North Carolina, Lake City, Florida, and Macon, Georgia. We also have a repair station in Winston-Salem, North Carolina, which we have closed until we develop customers for this facility. Further, we have recently subleased a maintenance facility in Goodyear, Arizona from a related party. We have recently been licensed for this facility and have recently commenced performing services at this facility.

The services we offer principally consist of “C” and “D” level maintenance checks and the modification of passenger aircrafts to freighter configurations. “C” and “D” checks each involve a different degree of inspection, and the services performed at each level vary depending upon the individual aircraft operator’s FAA-approved maintenance program. “C” and “D” level checks are comprehensive checks and usually take a minimum of several weeks to complete, depending upon the scope of the work to be performed.

The “C” level check is an intermediate level service inspection that typically includes testing and servicing of the aircraft’s operational systems, external and internal cleaning and refurbishing, and servicing of the interior. Trained mechanics visually inspect the external and internal structure of the aircraft, repair defects and remove corrosion found, all in a manner as required by the manufacturer’s maintenance and structural repair manuals. The “D” level check includes all of the work accomplished in the “C” level check, but places a more detailed emphasis on the integrity of the structure. In the “D” level check, the aircraft is disassembled to the point where the entire structure can be inspected and evaluated. Once the inspection, evaluation and repairs have been completed, the aircraft is reassembled and its systems reinstalled to the detailed tolerances demanded in each system’s specifications. Depending upon the type of aircraft and the FAA-certified maintenance program being followed, intervals between “C” level checks can range from 12 to 18 months and 1,000 to 5,000 flight hours, and intervals between “D” level checks can range from four to eight years and 10,000 to 25,000 flight hours. Structural inspections performed during “C” level and “D” level checks provide personnel with detailed information about the condition of the aircraft and the need to perform additional work or repairs not provided for in the original work scope. Project coordinators and customer support personnel work closely with the aircraft’s customer service representative in evaluating the scope of any additional work required and in the preparation of a detailed cost estimate for the labor and materials required to complete the job.

Each aircraft certified by the FAA is constructed under a “Type Certificate.” Anything which is done subsequently to modify the aircraft from its original type design requires the review and approval of the FAA. These modifications are authorized by the issuance of a Supplemental Type Certificate (STC) or an engineering order issued by the airline’s engineering department. Typical modification services include reconfiguring of passenger interiors, installing passenger amenities such as telephones and installing crew rest areas.

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

We also need to line the aircraft interior to protect the fuselage structure from pallet damage and modify the air conditioning system. Conversion contracts also typically require “C” or “D” level maintenance checks as these conversion aircraft have usually been out of service for some time and maintenance is required for the aircraft to comply with current FAA standards. Additional modification services performed may include cockpit reconfiguration to upgrade the avionic systems to current technology and the integration of traffic control and avoidance systems, windshear detection systems and navigational aids.

Component repair and overhaul services

We provide repair and overhaul services at our three FAA-licensed repair stations. Brice Manufacturing Company (Brice) manufactures and markets an extensive range of aircraft seats, seat refurbishments and related products and services. Brice also maintains over 4,000 parts manufacturing authorizations (PMA’s) which encompass all seat types. Aircraft Interior Design refurbishes aircraft interior components, including passenger and crew seats. TIMCO Engine Center refurbishes JT8D engines.

Engineering services

Our engineering services group provides integrated aircraft engineering, including aircraft certification, design and approval of modifications to aircraft systems and structures, for customers of our heavy aircraft maintenance operations, and for airlines, leasing companies and aerospace original equipment manufacturers. Our engineering services group was the first to market cockpit door bars and has obtained certification from the FAA for a new ballistic cockpit doors that is in compliance with FAA requirements that resulted from the September 11, 2001 terrorist attacks.

Joint venture to convert 727 aircraft

We own a 50% interest in a joint venture which has an STC for conversion of Boeing 727 aircraft which is fully compliant with FAA regulations and requirements for aftermarket aircraft cargo conversions. We manufacture the kits required to complete conversions of the aircraft based upon the STC, and we operate one of the aircraft maintenance facilities which has been licensed by the joint venture to install the kits on passenger aircraft being converted to cargo configuration. For the year ended December 31, 2002, there were no sales activities for this joint venture.

Management information systems

We operate our business using two decentralized, network based systems. Each system is fully integrated in regards to the respective business unit. One system is utilized in the operation of our heavy airframe maintenance and modification business. The other system is used at each of our component MR&O businesses. We are currently assessing our systems and expect that in future periods we will need to upgrade one or more of our systems. However, we do not currently intend to make significant systems-related capital expenditures during 2003.

Competition

The airline industry and the markets for our products and services are extremely competitive, and we face competition from a number of sources. Our competitors include airline and aircraft service companies, and other companies providing maintenance, repair and overhaul services. Some of our competitors have substantially greater financial and other resources than us. We cannot assure you that competitive pressures will not materially adversely affect our business, financial condition or results of operations. In the airframe heavy maintenance, which currently constitutes approximately 80% of our business, our major competitors are B.F. Goodrich and ST Mobile Aerospace Engineering, Inc.

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

Product liability

Our business exposes us to possible claims for personal injury or death which may result from the failure of an aircraft or an aircraft part repaired or maintained by us or from our negligence in the repair or maintenance of an aircraft or an aircraft part. While we maintain what we believe to have adequate liability insurance to protect us from claims of this type, based on our review of the insurance coverages maintained by similar companies in our industry, we cannot assure you that claims will not arise in the future or that our insurance coverage will be adequate. Additionally, there can be no assurance that insurance coverages can be maintained in the future at an acceptable cost. Any liability of this type not covered by insurance could materially adversely affect our business, financial condition or results of operations.

Employees

As of December 31, 2002, we employed approximately 2,000 persons. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

Risk Factors Relating to Our Business

In addition to the other information contained in or incorporated by reference into this Form 10-K, you should carefully consider the following risk factors, as well as the other information contained in this report:

General Business Risk Factors

For the year ended December 31, 2002, we incurred losses from continuing operations of $24.4 million and continue to require additional cash flow above amounts currently being provided from operations to meet our working capital requirements. Additionally, as a result of current year operating activities, we were not in compliance, at December 31, 2002, with debt covenant requirements under our Amended Credit Facility and our TROL. Subsequent to year-end, we have obtained a waiver of non-compliance with all financial covenants and have thereby cured these covenant violations.

Our ability to service our debt and note obligations, as they come due, including maintaining compliance with the covenants and provisions under our Amended Credit Facility, our TROL Financing agreement, our $5.0 million BofA Term Loan, and our New Notes, Old Notes, and Junior Notes, as well as our debt due to our principal stockholder resulting from his recent loan to us, is dependent upon our future financial and operating performance. This performance, in turn, is subject to various factors, including certain factors beyond our control, such as changes in conditions affecting the airline industry and changes in the overall economy. Our high leverage position could have a material impact on our liquidity and this leverage positioning makes us vulnerable to economic downturns.

Cash flow from operations service payments of our debt and note obligations, thereby reducing funds available to us for other purposes. Even if we are able to meet our debt service and other obligations when due, we may not be able to comply with the covenants and other provisions under our debt and note obligations. A failure to comply, unless waived by the lenders and noteholders, would be an event of default and would permit the lenders and noteholders to accelerate the maturity of these debt and note obligations. It would also permit them to terminate their commitments to extend credit under our financing agreements. The Amended Credit Facility and the TROL financing agreement also provide for the termination of the financing agreements and repayment of all obligations in the event of a material adverse change in our business or a change in control, as defined. These actions would have an immediate material adverse effect on our liquidity. If we were unable to repay our debt to the lenders or obligations to the noteholders, or otherwise obtain a waiver, the lenders and holders could proceed against the collateral securing the financing obligations and notes, and exercise all other rights available to them.

Risks associated with the aviation services industry

The condition of the airline industry has a substantial affect on our business, since our customers consist of airlines, maintenance and repair facilities that service airlines, as well as original equipment manufacturers. Generally, when economic factors adversely affect the airline industry, they tend to reduce the overall demand for maintenance and repair services, causing downward pressure on pricing and increasing the credit risks associated with doing business with airlines. Additionally, the price of jet fuel affects the maintenance and repair markets, since older aircraft, which consume more fuel and which currently account for a significant portion of our maintenance and repair services business, become less viable as the price of fuel increases.

On September 11, 2001, four commercial aircraft were hijacked and destroyed in terrorist attacks on the World Trade Center in New York City and the Pentagon in Washington, D.C. These terrorist attacks and resulting increased insurance costs, additional passenger taxes and fees, and increased airport security costs have had a negative impact on the airline industry in general, and thereby indirectly on us. Additionally, a recent increase in the price of jet fuel, the currently on-going war in Iraq, the reduction in passenger levels from 2000 (approximately 663 million) to 2002 (estimated at approximately 601 million), and the greater than 15% competitive reduction in airfare prices have also negatively impacted the airline industry, with the result for some carriers being the filing for protection under Chapter 11 of the United States Bankruptcy Code. The combination of these factors has also adversely impacted us through downward pricing pressures, the reduction in aircraft maintenance needs due to declines in airline travel, and the increased credit exposure to certain airline customers. We cannot assure you that economic and other factors which are currently affecting and may continue to affect the airline industry will not continue to adversely impact our business, financial condition or results of operations in the future.

The loss of one or two of our major customers could materially hurt our business because we depend on only a small number of customers

Our four largest customers accounted for approximately 65% of our total revenues for the year ended December 31, 2002 and approximately 58% of our total revenues for the year ended December 31, 2001. These four customers, individually, represented approximately 24%, 18%, 12%, and 11%, of our total revenues, for the year ended December 31, 2002. The largest of these customers, United Airlines, is currently in reorganization under Chapter 11 of the United States Bankruptcy Code. These same four customers, individually, represented approximately 32%, 10%, 9%, and 7% of our revenues, respectively, for the year ended December 31, 2001. No other customers represented more than 10% of our consolidated revenues for these two fiscal years. While the relative significance of customers varies from period to period, the loss of, or significant curtailments of purchase of our services by, one or more of our significant customers at any time has in the past and may in the future adversely affect our revenue and cash flow.

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

Our business is highly competitive

The airline industry and the markets for our products and services are extremely competitive, and we face competition from a number of sources. Our competitors include aircraft manufacturers, aircraft part manufacturers, airline and aircraft service companies and other companies providing maintenance, repair and overhaul services. Certain of our competitors are currently experiencing financial difficulties similar to or worse than our own and several of our competitors have ceased operations or substantially curtailed their operations during the last fiscal year. Many of these competitors have responded to their financial difficulties by reducing prices on their services to increase or retain market share. Any material deterioration in our financial condition is likely to affect our ability to compete with price-cutting by our competitors. Some of our competitors have substantially greater financial and other resources than we do. We cannot assure you that competitive pressures will not materially adversely affect our business, financial condition or results of operations.

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

Our airframe heavy maintenance business (which constitutes more than 80% of our current business) requires qualified mechanics and other personnel to provide services requested by our customers, and our ability to meet customer requirements depends on our ability to attract and retain the mechanics and other qualified personnel necessary to provide services at the physical locations of our operations. In that regard, we utilize outside contractors to provide personnel when we cannot otherwise hire required personnel. While we have been able to obtain sufficient mechanics and other required personnel to date, there can be no assurance we will be able to obtain all personnel required in the future. This may constrain our ability to grow our operations from its current levels.

Control of our company is vested with our principal stockholder

Lacy Harber, our principal stockholder, owns approximately 58% (as of December 31, 2002) of our outstanding common stock. Mr. Harber is able to control the vote on all matters submitted to the vote of our stockholders and therefore, able to direct our management and policies, including, but not limited to, the election of our entire board of directors.

In addition, under such circumstances, we will not, without Mr. Harber’s approval, be able to consummate transactions involving an actual or potential change in our control, including transactions in which the holders of our common stock might otherwise receive a premium for their shares over then current market prices.

Sales of business units during 2000, 2001 and 2002

During 2000, 2001, and 2002 we engaged in a restructuring of our business and operations intended to focus our business on our maintenance, repair and overhaul operations and to reduce and restructure our senior debt.

In July 2002, we completed the sale of substantially all of the assets and business of our Aerocell Structures operations. The net sales price was $9.6 million (subject to post-closing adjustments described below), of which $9.1 million was received in cash at the closing and the balance of which has been placed into escrow and will be disbursed in the manner set forth below. We used the proceeds from the sale to repay $3.5 million of the new $7.0 million term loan and $3.5 million to repay the $2.5 million BofA Term Loan due August 14, 2002 and a $1.0 million related party loan. The remainder, net of expenses, was used for working capital. For the year ended December 31, 2002, the Company has recorded a $0.3 million gain as a result of this sale.

The agreement under which the Aerocell assets were sold provided that the value of the Aerocell assets at the closing date would be at least $11.7 million. The agreement provides procedures relating to the determination of the closing date value of the Aerocell assets and requires a post-closing payment to the purchaser (on a dollar-for-dollar basis) if it is ultimately determined that the closing date value of the Aerocell assets was lower than the targeted amount. We are currently in the process of reconciling the closing date value of the Aerocell assets with the purchaser.

The Agreement also provided that the funds in escrow will be held to support certain indemnification rights provided in the Agreement, and, provided that if no claims for indemnity have been asserted, $250,000 of the funds being held in escrow will be released six months after the Closing Date and the balance of the funds being held in escrow will be released one year after the Closing Date.

As a result of unresolved purchase price issues, the escrow balance that was due at the end of January 2003 has not yet been released. Upon resolution of these items, any residual balance, after an offset of any agreed to or required purchase price adjustments, will be released. The Agreement also provides that we will receive certain rebates in the future for work which we help procure for the Purchaser. However, before any such amounts are payable under this rebate, the Purchaser will receive a credit to the extent that certain specified inventory of Aerocell is not sold within one year following the Closing Date. There is also additional inventory of Aerocell as to which we will have to pay up to $0.2 million in cash one year from the closing if that inventory has not been sold or consumed by that date.

In May 2001, we completed the sale of the assets of our Caribe Aviation, Inc. component repair subsidiary for $22.5 million, of which we received $21.75 million in cash at the closing, and the balance of which was received in 2002. We used $15.5 million of the proceeds from the sale to repay senior debt and the remainder for working capital. In addition, the purchaser acquired the real estate and facility on which the Caribe operation was located for an aggregate purchase price of $8.5 million. The proceeds from the sale of the real estate and facility were used to reduce the outstanding TROL financing.

In December 2000, we completed the sale of our Dixie Aerospace new parts distribution operation to Wencor West, Inc. for $17.7 million, including debt assumed by Wencor West. We used the net cash proceeds of the sale, which approximated $13.5 million, to repay senior debt. In addition, we retained certain accounts receivable and inventory of Dixie’s new parts distribution operation which are being liquidated pursuant to collection and consignment agreements executed with the purchaser.

In December 2000, we completed the sale of substantially all of the assets and business of our redistribution operation in a series of transactions which were intended to constitute a single transaction (the “Transaction”). The Transaction was entered into with Kellstrom Industries, Inc. (“Kellstrom”) and KAV Inventory, LLC (“KAV”). KAV is a 50/50 limited liability company organized by Kellstrom and us. The aggregate purchase price received by us in the Transaction was $156.4 million, approximately $127.0 million of which was paid in cash ($122.0 million after payment of transaction expenses). The cash net proceeds of the Transaction were used by us to repay senior debt.

The first component of the Transaction consisted of KAV’s acquisition of substantially all of the aircraft and engine spare parts inventory and the engine inventory of our redistribution operation, as well as certain rotable parts inventories from two of our MR&O operations. The purchase price paid for this inventory was 89% of the closing date adjusted book value of such inventory ($148.6 million), subject to post-closing adjustment as set forth in the agreement relating to the inventory sale. As part of the Transaction, KAV consigned the inventory to Kellstrom. All post-closing adjustments have been resolved within the global settlement described below.

The cash portion of the purchase price paid for the inventory ($105.5 million) was obtained by KAV from a financial institution, with the balance paid in the form of three subordinated promissory notes. The KAV institutional financing was secured by a lien on all of the assets of KAV. The first two subordinated notes, each in the principal amount of $13.7 million, were five-year senior subordinated notes bearing interest at the rate of 14% per annum (see below for a description of Kellstrom’s purchase of one of these notes). The first two notes were subordinated in all respects to the KAV institutional financing. The third subordinated note was a five-year junior subordinated note in the principal amount of $15.7 million bearing interest at the rate of 14% per annum. The junior subordinated note was subordinated in all respects to both the KAV institutional financing and to repayment of the two senior subordinated notes. These amounts were to be paid with funds available after repayment of the KAV institutional financing and after repayment of the two $13.7 million senior subordinated notes.

In connection with the Transaction, we agreed with Kellstrom to equally share the operational expenses of KAV beyond amounts permitted under the loan agreement relating to KAV’s institutional financing. Additionally, we posted an $8.5 million letter of credit and Kellstrom posted a $6.5 million letter of credit with Bank of America to secure (in part) KAV’s institutional financing. The letters of credit were only to be drawn upon a default by KAV of its loan obligations and if drawn, such amounts were to be treated as loans to KAV and repaid prior to repayment of the two $13.7 million senior subordinated notes.

Additionally, we and Kellstrom were to be repaid the approximately $2.3 million which we each advanced to KAV for use in paying bank fees and expenses relating to obtaining their institutional financing. We and Kellstrom were to be repaid these amounts prior to repayment of the two $13.7 million senior subordinated notes. See Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for a description of the current status of the KAV notes and the Company’s $8.5 million letter of credit.

The second component of the Transaction consisted of a sale to Kellstrom of certain non-inventory assets of our redistribution operation and the assumption by Kellstrom of a portion of the redistribution operation’s accounts payable. Kellstrom also acquired one of the $13.7 million senior subordinated notes described above. The net purchase price for these assets (including the $13.7 million senior subordinated note), after adjustment for assumed debt, was $21.5 million, all of which was paid in cash. The purchase price of the non-inventory assets purchased by Kellstrom was subject to post-closing adjustment as set forth in the agreement relating to the asset sale. All post-closing adjustments have been resolved within the global settlement described below.

Additionally, as part of the Transaction:

(1)  Kellstrom leased certain furniture, fixtures and equipment (the “FF&E”) used in the redistribution operation and the redistribution operation’s warehouse facility in Pearland, Texas for a one-year term (the Pearland lease and related option (described below) were cancelled in early 2002);

(2)  Kellstrom leased the redistribution operation’s 545,000 square foot headquarters and warehouse facility located in Miramar, Florida (the “Miramar Lease”). Pursuant to a sublease agreement (which was modified upon the closing of the settlement contemplated by the Post Closing Resolution Agreement described below), Kellstrom would pay us the lesser of $384,000 or the actual lease payment due under our lease for this facility for each year during the initial five year lease term. We also granted Kellstrom the right to renew the sublease for five consecutive five year periods, at a market rental rate;

(3)  Kellstrom had an option to acquire the FF&E and/or the Pearland, Texas property during the term of the above-described leases, and for a period of 60 days thereafter, for a purchase price equal to the net book value of such assets (approximately $9.4 million in the aggregate). We had an option (which was modified as described below) after one year to require Kellstrom to purchase the FF&E and/or the Pearland, Texas property for the same purchase prices; provided, however, that if we exercised either or both of our options, Kellstrom could defer its purchases of and continue to lease the FF&E and/or the Pearland, Texas property for up to an additional six months under certain circumstances;

(4)  We entered into a cooperation agreement (which was terminated upon the closing of the settlement contemplated by the Post Closing Resolution Agreement described below) under which we agreed to provide repair services for the KAV parts inventory as well as repair services to Kellstrom with respect to Kellstrom’s parts inventory, and Kellstrom agreed to supply parts to our MR&O operations, on an ongoing basis;

(5)  We entered into a non-competition agreement (which was modified in the settlement described below) with Kellstrom whereby we are restricted for a period of up to five years from engaging in the redistribution business; and

(6)  We granted Kellstrom a limited license to use the name “Aviation Sales” (if combined with the Kellstrom name) in connection with Kellstrom’s redistribution business.

In July 2002, we closed on a global settlement of outstanding disputes between ourselves and Kellstrom (the “Settlement”) pursuant to the terms of a Post-Closing Resolution Agreement, dated as of June 10, 2002 (the “PCRA”).

As part of the Settlement:

a.	Kellstrom purchased certain furniture, fixtures and equipment (“FF&E”), approximately $7.7 million, net, from one of our subsidiaries, Aviation Sales Distribution Services Company (“ASDC”), which equipment is being used by Kellstrom in the operation of its business;

b.	Kellstrom “put” back to us certain uncollected, fully reserved accounts receivable, which had been sold by ASDC to Kellstrom as part of the sale of the assets of the redistribution operation, in accordance with the terms of the Asset Purchase Agreement, dated December 1, 2000, among us, Kellstrom, and ASDC (the “APA”);

c.	We and Kellstrom resolved outstanding purchase price adjustment disputes under the APA;

d.	We and Kellstrom settled and setoff amounts (approximately $1.2 million) due and owing in the ordinary course between us and Kellstrom, including certain rental amounts owed by Kellstrom under the Miramar Lease (defined below);

e.	Kellstrom’s sub-lease (the “Miramar Lease”) of our 525,000 square foot Miramar, Florida warehouse and office facility (the “Miramar Facility”) was amended (the “Amended Kellstrom Lease”) to provide for a term of twenty (20) years with an annual minimum rental of $2.75 million for the first five years, $3.0 million for years six through ten and at fair market value thereafter (all subject to CPI increases). Further, the Amended Kellstrom Lease provides Kellstrom with a one-time right to terminate the Amended Kellstrom Lease upon the completion of the 7th lease year after the closing of the Settlement;

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

In addition, simultaneous with the Settlement, we resolved certain purchase price adjustment issues with KAV under the Inventory Purchase Agreement, dated December 1, 2000, among us, ASDC and KAV. Further, the consignment agreement between KAV and Kellstrom (which has been assigned to Kellstrom Aerospace, LLC) and the loan arrangement between KAV and Bank of America were simultaneously amended.

Finally, simultaneous with the Settlement, the four parties (one of which is an entity controlled by our principal stockholder) that had provided credit support to Kellstrom in December 2000 at the time of the sale of our redistribution operations to Kellstrom, entered into an agreement with Kellstrom’s senior lenders to share proceeds from a sale of an office and warehouse facility owned by Kellstrom and regarding certain other matters. Additionally, as part of the same agreement, we entered into a release agreement with Kellstrom’s senior lenders with respect to certain matters.

ITEM 2. PROPERTIES.

Our executive offices are located in Greensboro, North Carolina at the headquarters of our TIMCO airframe maintenance operations. Our ownership interests and leasehold interests in all of our facilities are pledged to our senior lenders as collateral for amounts borrowed. See Notes 5 and 7 to Consolidated Financial Statements. The following table identifies, as of December 31, 2002, our principal properties:

FACILITY		SQUARE	OWNED OR
DESCRIPTION	LOCATION	FOOTAGE	LEASED

Office and warehouse	Miramar, FL	545,000	Leased(1)
Office and Aircraft Maintenance	Greensboro, NC	765,000	Leased(2)
Office and Aircraft Maintenance	Lake City, FL	650,000	Leased
Office and Aircraft Maintenance	Oscoda, MI	396,000	Leased(3)
Office and Aircraft Maintenance	Phoenix, AZ	370,000	Leased(4)
Office and Aircraft Maintenance	Winston-Salem, NC	250,000	Leased(5)
Office and Aircraft Maintenance	Macon, GA	140,000	Leased
Office and Maintenance	Pacoima, CA	70,000	Leased
Office and Maintenance	Miami, FL	55,000	Leased(6)
Office and Maintenance	Dallas, TX	80,000	Leased
Office and Maintenance	Minneapolis, MN	34,000	Leased(7)
Warehouse	Covington, KY	38,200	Owned

(1)	Currently subleased to Kellstrom Aerospace, LLC.

(2)	Our corporate headquarters is located at this facility.

(3)	Airframe maintenance facility has been closed and we have returned control of the facility to the airport authority; Engine repair facility is currently operating.

(4)	This facility is subleased to us until June 2006 by our principal stockholder.

(5)	This facility has been closed until we develop customers for this facility.

(6)	This facility is leased from a former director and executive officer and sub-leased to an unaffiliated third party.

(7)	This facility is closed.

ITEM 3. LEGAL PROCEEDINGS.

Lawsuits and investigations

Several lawsuits had been filed against us and certain of our former officers and directors, and our former auditors, in the United States District Court for the Southern District of Florida, which had been consolidated into a single lawsuit. The consolidated complaint, as amended in March 2000, September 2000 and September 2001, alleged violations of Sections 11 and 15 of the Securities Act of 1933 (“Securities Act”) and Sections 10(b) and 20(a) of, and Rule 10b-5 under, the Securities Exchange Act of 1934 (“Exchange Act”). Among other matters, the consolidated complaint alleged that our reported financial results in 1997, 1998 and 1999 were materially misleading and violated generally accepted accounting principles. The amended consolidated complaint sought damages and certification of two classes, one consisting of purchasers of our common stock in our June 1999 public offering and one consisting of purchasers of our common stock during the period between April 30, 1997 and April 14, 2000.

In May 2002, we entered into an agreement to settle these claims. Under the settlement agreement, the fairness of which was approved by the District Court on August 21, 2002, the Company paid $11.5 million in cash, all of which was paid by our directors’ and officers’ liability insurance carrier. We also issued (i) 1.25 million shares of our authorized but unissued common stock, (ii) $4.0 million of our new 8% Junior Subordinated Convertible PIK Notes due 2007 (with terms similar to, but structurally subordinated to, our New Notes (see Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and Note 6 within the accompanying consolidated financial statements), and (iii) five-year warrants to purchase 4.15 million shares of our common stock at an exercise price of $5.16 per share, which are exercisable upon grant. The settlement became effective on September 20, 2002. As a result of this settlement becoming final, all claims against us and the other defendants have been dismissed without any admission of liability or wrongdoing.

During the first quarter of 2000, the U.S. Securities and Exchange Commission initiated an inquiry into our accounting for certain transactions occurring prior to 2000. We are cooperating with the SEC in its inquiry.

In November 2001, we were sued by several former employees of our Oscoda, Michigan heavy airframe maintenance operation, on behalf of themselves and purportedly on behalf of a class of similarly situated employees, for alleged violations by us of the Worker Adjustment and Retraining Notification Act in connection with our spring 2001 temporary closure of that operation. The suit, which was filed in the U.S. District Court for the Eastern District of Michigan, sought back pay (including salary and accrued vacations) and other benefits for each of the affected employees for a sixty day period after such employees were terminated. In November 2002, without admitting liability, we entered into a settlement agreement, which was approved by the U.S. District Court and is pending a vote of acceptance by the former employees, relating to this suit. As part of the settlement, we have agreed to pay these former employees $1.15 million. While we expect the settlement to be accepted by the class of former employees, there can be no assurance of this fact. If the settlement is not approved, we intend to vigorously contest this matter.

We are also involved in various lawsuits and other contingencies arising out of operations in the normal course of business.

In the opinion of management, the ultimate resolution of these claims and lawsuits will not have a material adverse effect upon our business, financial position or results of operations.

Environmental matters

We are taking remedial action pursuant to Environmental Protection Agency and Florida Department of Environmental Protection (“FDEP”) regulations at TIMCO-Lake City. Ongoing testing is being performed and new information is being gathered to continually assess the impact upon us and the magnitude of required remediation efforts. Based upon cost estimates provided by environmental consultants as of December 31, 2002, it was estimated that the total remaining testing, remediation and compliance costs for this facility would be approximately $1.4 million. To comply with the financial assurances required by the FDEP, we had issued a $1.4 million standby letter of credit in favor of the FDEP. Subsequent to year-end, in March 2003, engineers of the FDEP presented updated information regarding our exposure at TIMCO-Lake City. The result of this updated information has concluded that our environmental exposure approximates $1.2 million. As a result of this updated evaluation, we have lowered the related environmental accrued liability for this exposure by $0.2 million. Additionally, the FDEP has allowed us to lower the standby letter of credit in favor of the FDEP to approximately $0.3 million. While this reduction may only be temporary, we are evaluating alternative means, outside of standby letter of credits, for meeting the financial assurance requirements established by the FDEP.

In addition, testing and evaluation for all known sites on TIMCO-Lake City’s property is substantially complete and we have commenced a remediation program. We are currently monitoring the remediation, which will extend into the future. Based on current testing, technology, environmental law and clean-up experience to date, we believe that we have established an accrual for the estimated costs associated with our current remediation strategies.

Additionally, there are other areas adjacent to TIMCO-Lake City’s facility that could also require remediation. We do not believe that we are responsible for these areas; however, it may be asserted that TIMCO and other parties are jointly and severally liable and are responsible for the remediation of these properties.

Accrued expenses in the accompanying December 31, 2001 and 2002 consolidated balance sheets include $2.0 million and $1.5 million, respectively, relating to obligations to remediate the environmental matters described above. Future information and developments will require us to continually reassess the expected impact of the environmental matters discussed above. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. These uncertainties include the extent of required remediation based on future testing and evaluation and the varying costs and effectiveness of remediation methods.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our stockholders during the fourth quarter of 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Shares of common stock issued in our completed restructuring of common equity

In connection with our restructuring, effective February 28, 2002 we changed our capitalization by increasing the number of our authorized shares of common stock from 30 million shares to 500 million shares and by reducing the number of our issued and outstanding shares of common stock by converting every ten shares of our issued and outstanding common stock into one share.

Prior to the restructuring, we had 15,015,317 shares of common stock outstanding. In connection with the restructuring, these outstanding shares became 1,501,532 post-reverse split shares of our common stock. We also issued the following shares of our common stock in the restructuring:

— 4,504,595 shares of our post-reverse split common stock were issued to the holders of our Old Notes in the Note Exchange;

— 24,024,507 shares of our post-reverse split common stock were issued in the rights offering.

At the completion of the restructuring, we had 30,030,634 post-reverse split shares of common stock outstanding and Lacy J. Harber, our principal stockholder, owned approximately 61% of the outstanding shares.

Further, in connection with the restructuring we issued 6,006,126 five-year warrants to purchase shares of our post-reverse split common stock at an exercise price of $5.16 per share, which are exercisable upon grant. Half of these warrants were issued to the holders of our pre-restructuring common stock. The balance of the warrants were issued to the holders of our Old Notes in the Note Exchange. Warrants issued to the holders of our Old Notes will trade together with the New Notes until December 31, 2003.

Pursuant to the terms of the New Notes which were issued in the Note Exchange, we are obligated to issue additional shares of our post-reverse split common stock when the New Notes are either redeemed or mature.

If the New Notes are redeemed (at our option) prior to their maturity, we will issue the following shares of our post-reverse split common stock in connection with such redemption:

If the New Notes are redeemed in 2002 or 2003, we will issue 4,504,595 shares of post-reverse split common stock as part of the redemption consideration,

If the New Notes are redeemed in 2004, 2005 or 2006 (prior to maturity), we will issue 3,003,063 shares of post- reverse split common stock as part of the redemption consideration; and

If the New Notes have not been redeemed prior to their maturity at the close of business on December 31, 2006, the New Notes will automatically convert into 270,275,706 shares of our post-reverse split common stock.

Securities issued in connection with our class action settlement

In connection with our class action settlement, we issued 1.25 million shares of our authorized but unissued common stock. Additionally, we issued $4.0 million of our new 8% Junior Subordinated Convertible PIK Notes due 2007 (with terms similar to, but structurally subordinated to, our New Notes). Finally, as a component of this settlement, we issued five-year warrants to purchase 4.15 million shares of our common stock at an exercise price of $5.16 per share, which are exercisable upon grant.

Pursuant to the terms of the Junior Notes, we are obligated to issue additional shares of our common stock when the Junior Notes are either redeemed or mature. If the Junior Notes are redeemed (at our option) prior to their maturity, we will issue the following shares of our common stock in connection with the redemption:

If the Junior Notes are redeemed in 2002 or 2003, we will issue 144,331 shares of common stock as part of the redemption consideration; and

If the Junior Notes are redeemed in 2004, 2005, or 2006, we will issue 103,554 shares of common stock as part of the redemption consideration.

If the Junior Notes have not been redeemed prior to their maturity at the close of business on January 2, 2007, the Junior Notes will automatically convert into 9,319,852 shares of our common stock.

Recent Financing

In May 2003, in connection with our principal stockholder’s loan to us, we issued a warrant to our principal stockholder (the “Harber Warrant”) to acquire, for nominal consideration, 30% of our outstanding common stock (on a fully-diluted basis) on the date the warrant is exercised. The warrant is exercisable on or before January 31, 2007. See Note 18 to the accompanying consolidated financial statements.

Trading Market for our Common Stock

The following information relates to the trading of our common stock, par value $.001 per share. At December 31, 2002, we believe that there were approximately 7,000 beneficial holders of our common stock. The high and low last sales prices of our common stock (adjusted for the one-share-for-ten-shares reverse split which occurred on February 28, 2002) for each quarter during our two most recent fiscal years as well as for the first and second quarter to date of 2003, as reported by the New York Stock Exchange through December 5, 2001 and as reported by the OTC Bulletin Board from December 6, 2001 to date, are set forth below:

	HIGH	LOW

2001
First Quarter	$4.75	$2.63
Second Quarter	$4.07	$1.18
Third Quarter	$1.95	$0.33
Fourth Quarter	$0.45	$0.22
2002
First Quarter	$2.30	$0.83
Second Quarter	$2.15	$1.05
Third Quarter	$1.45	$0.75
Fourth Quarter	$0.80	$0.28
2003
First Quarter	$0.93	$0.30
Second Quarter (to 5/12/03)	$0.39	$0.19

No Cash Dividends

We have never declared any cash dividends on our common stock, and we do not expect to pay cash dividends in the future. Future profits, if any, will be retained by us for use in the operation of our business. There are also restrictions in our credit agreements limiting our ability to pay cash dividends. See Note 5 of Notes to consolidated financial statements and Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — LIQUIDITY AND CAPITAL RESOURCES.

Stockholders’ Rights Plan

On November 2, 1999 we adopted a Stockholders’ Rights Plan and declared a dividend distribution of one preferred share purchase right on each outstanding share of our common stock. Each preferred share purchase right would entitle stockholders to buy one one-thousandth of a share of our newly created Series A Junior Participating Preferred Stock at an initial exercise price of $90.00. In general, the preferred share purchase rights were to become exercisable if a person or group acquired 15% or more of our common stock or announced a tender offer for 15% or more of our common stock, (no limit as to ownership by Mr. Harber). Our Board of Directors was entitled to redeem the preferred share purchase rights at one cent per preferred share purchase right at any time before any such person acquired 15% or more of our outstanding common stock. In February 2002, in connection with the closing of the Note Exchange and rights offering, we terminated the Stockholders’ Rights Plan.

Risks associated with our equity securities

Our existing stockholders will experience substantial dilution upon the redemption or maturity of the New Notes or Junior Notes and upon the exercise of the Harber Warrant

We are obligated to issue additional shares of our common stock if we redeem our New Notes or Junior Notes. Additionally, if the New Notes or Junior Notes have not been redeemed prior to maturity, they will automatically convert into 270,275,706 and 9,319,852, respectively, of shares of our common stock. Further, we are obligated to issue 30% of our outstanding common stock, on a fully-diluted basis, (9,492,298 shares if the warrant were to be exercised today and 93,370,966 shares if the warrant were to be exercised after the New Notes and the Junior Notes mature), upon the exercise of the Harber Warrant. Holders of our common stock, as a result of the conversion of the New Notes and the Junior Notes, and/or the exercise of the Harber Warrant, will face immediate and substantial dilution in their percentage ownership of the total outstanding shares of our common stock and a reduction in their voting power. Conversion of these factors would likely have a material adverse effect on the prevailing market price of our common stock. Finally, under our 2001 Stock Option Plan, we may grant options or warrants to purchase up to 2,400,000 shares of our common stock to our officers, directors and employees.

Impact of our being a Bulletin Board stock

Our common stock is quoted on the OTC Bulletin Board which may negatively affect the price and liquidity of our common stock. Due to the fact that we were no longer in compliance with the NYSE continued listing criteria, which required, among other things, that we have a market capitalization of not less than $50 million and total shareholders’ equity of not less than $50 million and due to the fact that the average closing price of our pre-reverse split common stock had fallen below $1.00 for more than 30 consecutive trading days, the NYSE suspended the trading of our common stock on the NYSE effective immediately prior to the opening of the market on Thursday, December 6, 2001. Commencing December 6, 2001, our common stock became quoted on the OTC Bulletin Board maintained by the NASD. We cannot assure you that the market for our common stock will be as liquid as it had historically been on the NYSE. As a result, the market price for our common stock may become more volatile than it has been historically.

If our common stock is deemed a “penny stock,” its liquidity will be adversely affected

The price of our common stock fell below $1.00 per share in September 2001. If the market price for our common stock falls and remains below $1.00 per share (as it has for some months), our common stock may be deemed to be a penny stock. So long as our common stock is considered a penny stock, it will be subject to rules that impose additional sales practices on broker-dealers who sell our securities. For example, broker-dealers must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Also, a disclosure schedule must be prepared before any transaction involving a penny stock, and disclosure is required about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Monthly statements are also required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Because of these additional obligations, some brokers may not effect transactions in penny stocks. This could have an adverse effect on the liquidity of our common stock.

Our common stock is thinly traded. Our stock price may fluctuate more than the stock market as a whole

As a result of the thin trading market for our stock, its market price may fluctuate significantly more than the stock market as a whole or the stock prices of similar companies. Of the 31,640,994 shares of our common stock currently outstanding, approximately 58% are beneficially owned by Lacy Harber, our principal stockholder. Without a larger float, our common stock will be less liquid than the stock of companies with broader public ownership, and, as a result, the trading prices for our common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger. In addition, sales of a substantial amount of common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of our common stock. Possible or actual sale of any of these shares, particularly by Mr. Harber, may decrease the market price of our common stock.

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

Adjustments to common stock purchase warrant exercise prices and exercise dates

We may, in our sole discretion, and in accordance with the terms of the warrant agreements with the warrant agents, reduce the exercise price of the common stock purchase warrants issued in the restructuring and the class action settlement and/or extend the time within which the warrants may be exercised, depending on such things as the current market conditions, the price of the common stock and the need for additional capital. Further, in the event that we issue certain securities or make certain distributions to the holders of our common stock, the exercise price of the warrants may be reduced. Any such price reductions (assuming exercise of the warrants) will provide less money for us, higher incremental expense and possibly adversely affect the market price of our securities. The warrants issued in the Note Exchange will not trade separately from the New Notes until December 31, 2003.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table represents our selected consolidated financial information. The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and notes thereto and Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS which contains a description of the factors that materially affect the comparability from period to period of the information presented herein. Operating results from continuing operations reflect the results of operations from our MR&O and leasing operations, including the pre-acquisition operations for all periods presented of Whitehall Corporation (acquired in July 1998), Caribe Aviation (acquired in March 1998 and sold in May 2001), and Aerocell Structures (acquired in September 1997 and sold in July 2002). Discontinued operations includes the results of operations of our redistribution operations and our manufacturing operations, both of which were sold in 2000.

	Year Ended December 31,

	1998	1999	2000	2001	2002

		(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Operating revenues	$184,448	$371,753	$338,077	$264,140	$181,973
Cost of sales	141,569	307,944	353,331	259,647	179,705

Gross profit(loss)	42,879	63,809	(15,254)	4,493	2,268
Operating expenses	17,721	41,774	74,580	64,305	16,107

Income (loss) from operations	25,158	22,035	(89,834)	(59,812)	(13,839)
Interest expense and other	12,343	16,033	21,229	71,416	14,387

Income (loss) before income taxes, discontinued operations, and extraordinary gain	12,815	6,002	(111,063)	(131,228)	(28,226)
Income tax expense (benefit)	4,281	3,004	4,810	621	(3,800)

Income (loss) from continuing operations before discontinued operations and extraordinary gain	8,534	2,998	(115,873)	(131,849)	(24,426)
Discontinued operations:
Operations, net of income taxes	16,959	(24,721)	(23,432)	—	4,169
Loss on disposal, net of income tax	—	—	(72,325)	(9,386)	—

Income (loss) before extraordinary gain	25,493	(21,723)	(211,630)	(141,235)	(20,257)
Extraordinary gain resulting from debt restructuring, net of income taxes of $0	—	—	—	—	27,279

Net income (loss)	$25,493	$(21,723)	$(211,630)	$(141,235)	$7,022

Basic Earnings (Loss) Per Share:
Income (loss) from continuing operations	$6.95	$2.16	$(77.17)	$(87.81)	$(0.94)
Income (loss) from discontinued operations	13.81	(17.78)	(63.77)	(6.25)	0.16
Extraordinary gain	—	—	—	—	1.05

Net income (loss)	$20.76	$(15.62)	$(140.94)	$(94.06)	$0.27

Diluted Earnings (Loss) Per Share:
Income (loss) from continuing operations	$6.72	$2.12	$(77.17)	$(87.81)	$(0.94)
Income (loss) from discontinued operations	13.35	(17.74)	(63.77)	(6.25)	0.16
Extraordinary gain	—	—	—	—	1.05

Net income (loss)	$20.07	$(15.62)	$(140.94)	$(94.06)	$0.27

	As of December, 31

	1998	1999	2000	2001	2002

	(In thousands)
BALANCE SHEET DATA:
Accounts receivable	$50,027	$91,926	$67,558	$26,936	$17,762
Inventories	61,462	90,145	53,115	41,544	21,631
Working capital (deficiency)	(82,465)	(72,846)	24,673	(62,747)	(10,177)
Total assets	560,331	710,875	300,611	179,285	131,026
Total debt and capitalized lease obligations	366,176	442,964	220,861	227,851	175,474
Stockholders’ equity (deficit)	154,298	218,522	6,892	(131,367)	(96,762)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital and Equity Restructuring

In August 2001, we entered into an agreement with the holders of 73.02%, or $120.5 million aggregate principal amount, of our 8 1/8% senior subordinated notes due 2008 (the “Old Notes”) to restructure those notes. Under the agreement, the holders of more than a majority of the outstanding Old Notes agreed to exchange the Old Notes in an exchange offer and consent solicitation and to waive the default arising as a result of the failure to pay the interest payment due August 15, 2001. Also, our senior lenders approved the terms of the restructuring and agreed to forbear until March 31, 2002, subject to certain conditions, on the default in the senior loan agreements resulting from the failure to make the note interest payment. We commenced the Note Exchange on or about January 14, 2002 and the Note Exchange expired on February 22, 2002. At a special meeting of our stockholders held on February 19, 2002, our stockholders approved the terms of the restructuring.

On February 28, 2002, we completed an extensive restructuring of our capital and equity. The restructuring consisted of four parts. The first part was a reverse split (on a one-share-for-ten-shares basis) of our outstanding common stock, reducing our outstanding common shares from 15.0 million shares to 1.5 million shares (5% of the restructured entity) and an increase in our authorized shares from 30.0 million shares to 500.0 million shares. The second part was an offer to the holders of our $165.0 million of 8 1/8% senior subordinated notes due 2008 (the “Old Notes”) to exchange their Old Notes for up to $10.0 million in cash, $100.0 million of new 8% senior subordinated convertible pay-in kind notes due 2006 (the “New Notes”), 4.5 million shares of our common stock (15% of the restructured entity) and five-year warrants to purchase an additional 3.0 million shares of common stock at an exercise price of $5.16 per share, which are exercisable upon grant, (collectively, the “Note Exchange”). A condition to the closing of the Note Exchange offer was that the holders of 80% or more of the outstanding Old Notes tender their Old Notes in the Note Exchange. The third part was a rights offering to our existing stockholders to raise funds to pay the cash portion of the Note Exchange offer and the expenses of the restructuring, and to provide us with working capital for ongoing business operations. In the rights offering, we offered 24.0 million shares of our common stock (80% of the restructured entity) to raise $20.0 million. In connection with the rights offering, Lacy J. Harber, our principal stockholder, agreed to purchase unsold allotments. The last part consisted of the issuance to the pre-restructuring holders of our common stock of five-year warrants to purchase an additional 3.0 million shares of common stock at an exercise price of $5.16 per share, which are exercisable upon grant.

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

The restructuring has been recorded in accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.” As a result, we recognized an extraordinary gain of $27.3 million, net of $0 tax expense, in the first quarter of 2002. Additionally, we will not record interest expense on the New Notes, as the New Notes are already carried on our consolidated financial statements at their maximum potential cash redemption value (including interest) through their maturity. This maximum potential cash redemption value equates to the present value, through 2006, of the $100.0 million notes plus the value of stock to be issued upon redemption of these notes in 2006.

The New Notes are redeemable for cash at our option at the following percentages of par plus accrued interest on the par value through the date of redemption: 2002 — 70.0%, 2003 — 72.5%, 2004 — 73.0%, 2005 — 75.625% and 2006 — 77.5%. Pursuant to the terms of the New Notes, which were issued in the Note Exchange, we are also obligated to issue additional shares of common stock when the New Notes are either redeemed or mature. If the New Notes are redeemed in 2002 or 2003, the Company will issue 4.5 million shares of common stock as part of the redemption consideration. If the New Notes are redeemed in 2004, 2005 or 2006 (prior to maturity), the Company will issue 3.0 million shares of common stock as part of the redemption consideration. If the New Notes have not been redeemed prior to their maturity at the close of business on December 31, 2006, the New Notes will automatically convert into 270.3 million shares of our common stock.

As a result of the exchange offer and consent solicitation, $16.2 million in aggregate principal amount of the Old Notes remain outstanding. As part of the Note Exchange, substantially all of the covenant protections contained in the indenture for the Old Notes were removed.

Recent Financing

On May 14, 2003, we entered into an agreement with our principal stockholder pursuant to which he agreed to loan us $6.0 million, which will be used for working capital in our operations. The new note has a three-year maturity, is secured debt and bears a 16% PIK interest coupon. In connection with the new loan, we issued a warrant to our majority stockholder to acquire, for a nominal consideration, 30% of our outstanding common stock (on a fully-diluted basis) as of the date the warrant is exercised.

Risk factors relating to our financial condition and results of operations

     We have substantial debt that we may be unable to service

As further discussed within the “Senior Credit Facilities” section of this Item 7, in July 2002 we refinanced all of our senior debt obligations. The result of this refinance was the establishment of a new $30.0 million revolving credit facility and a new $7.0 million senior term loan. Subsequent to the establishment of this Amended Credit Facility, we paid down, through proceeds received from the sale of our Aerocell Structure operations, $3.5 million of our new senior term loan. Additionally, in July 2002, we restructured our senior term loan with BofA. The resulting BofA term loan, subsequent to a pay-down through proceeds of the sale of our Aerocell Structure operations and the transfer of real estate to a related party that satisfied a portion of the outstanding term loan, is an outstanding obligation of $5.0 million due January 31, 2004. Finally, in July 2002, we restructured our TROL financing arrangement. Under the amended TROL Financing Agreement, the maturity date of the TROL financing has been extended until June 30, 2005.

As of December 31, 2002 we had outstanding indebtedness of $175.5 million, of which $35.5 million was senior indebtedness, which included amounts due under the TROL Financing, which is now characterized as a capital lease, $5.0 million BofA Term Loan, $3.5 million Amended Term Loan and $2.2 million under our Amended Revolving Credit Facility. In addition, we had $11.5 million of letters of credit outstanding under our Amended Revolving Credit Facility with $1.6 million available for borrowing under our Amended Revolving Credit Facility. As of May 12, 2003, we have outstanding $8.5 million of term loans with financial institutions, $24.6 million under the TROL Financing Agreement, $10.1 million of outstanding letters of credit, $16.2 million of our Old Notes, $100.0 million of our New Notes (recorded on our financial statements at $115.8 million), and $2.8 million of our Junior Notes. Additionally, as of May 12, 2003 we had $1.7 million available for borrowing under our Amended Revolving Credit Facility. The degree to which we are leveraged could have important consequences to us, including:

•	our vulnerability to adverse general economic and industry conditions;

•	our ability to obtain additional financing for future working capital expenditures, general corporate or other purposes;

•	we are required to obtain consent from our lenders under our senior credit facilities and the parties under our TROL financing arrangement in order to obtain new debt financing; and

•	the dedication of a portion of our cash flow from operations to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations.

In addition, subject to the limitations set forth in the indenture for the New Notes, we and our subsidiaries may incur substantial amounts of additional indebtedness. Finally, our senior credit facilities are secured by a lien on substantially all of our assets.

Our senior credit facilities and TROL financing arrangement contain certain financial covenants regarding our financial performance and certain other covenants, including limitations on the amount of annual capital expenditures and the incurrence of additional debt. We did not meet certain financial covenants at December 31, 2002, and thus were in violation of the Amended Credit Agreement and TROL financing arrangement. Subsequent to year-end, however, we obtained waivers of non-compliance with all financial covenants and have thereby cured the covenant violations. We also entered into agreements that reset financial covenant requirements for the Amended Credit Agreement and TROL financing arrangement. Going forward, debt classification will remain contingent upon the continued compliance or waiver of violations of these covenant requirements.

Additionally, we did not have sufficient available liquid resources to pay the August 2001 and the February 2002 interest payments due on the Old Notes. As a result of our failure to make the August 2001 and the February 2002 interest payments, we were in breach of the terms of the indenture and the breach was subsequently waived by holders of the Old Notes who exchanged such notes for New Notes in the Note Exchange. We have now cured the default arising by reason of our non-payment of interest by paying the remaining holders of the Old Notes their delinquent interest. We do not currently have sufficient available liquid resources to repay the principal balance of the Old Notes at maturity or to refinance the New Notes and the Junior Notes prior to their maturity, and there can be no assurance that funding will be available for such purposes in the future.

     We depend on financing transactions and going concern modification

During 1999, we relied primarily upon significant borrowings under our senior revolving credit facility, and sales of our securities, including our previously issued Old Notes, to satisfy our funding requirements relating to our acquisitions of several businesses and to finance the working capital required to operate our business. During 2000 and 2001, we relied primarily on proceeds from sales of our various business operations and on borrowings under our senior revolving credit facility to reduce our senior debt and to fund our working capital requirements. During 2002, we continued to rely on proceeds from sales of business operations, borrowings under our senior revolving credit facility, our Note Exchange and Rights Offering, and our income tax refund to reduce our senior debt and to fund our working capital requirements. We continue to require cash flows above amounts currently being provided from operations to meet the working capital requirements of our operations, and we recently obtained additional financing from our principal stockholder for this purpose. However, we cannot assure you that additional financing will be available to us in the future, if required, for these purposes.

Because of our substantial debt, illiquidity and our continued losses from operations, our auditors have placed a going concern modification in their report on our consolidated financial statements for the year ended December 31, 2002.

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

We incurred losses from continuing operations of $115.9 million, $131.8 million and $24.4 million, respectively, during the 2000, 2001 and 2002 fiscal years. If we continue to incur losses in the future, we will likely limit our ability to obtain sufficient working capital for our operations and our ability to execute our business strategy. In addition, our ability to service our indebtedness may be harmed because we may not generate sufficient cash flow from operations to pay principal or interest when due.

A large portion of our operating expenses are relatively fixed and cancellations, reductions or delays in orders by a customer or group of customers has in the past and could in the future have a material adverse effect on our business, financial condition or results of operations.

Results of Operations

Operating revenues consist primarily of service revenues and sales of materials consumed while providing services, net of allowances for returns. Cost of sales consists primarily of labor, materials, overhead, and freight charges.

Our operating results have fluctuated in the past and may fluctuate significantly in the future. Many factors affect our operating results, including:

•	decisions made regarding sales of our assets to reduce our debt,

•	timing of repair orders and payments from large customers,

•	the state of the economy generally, the state of the airline industry generally, and the financial condition of our airline customers specifically,

•	competition from other third-party MR&O service providers,

•	the number of airline customers seeking repair services at any time,

•	the impact of fixed pricing on gross margins and our ability to accurately project our costs in a dynamic environment,

•	our ability to fully utilize our hangar space dedicated to maintenance and repair services,

•	the volume and timing for 727 cargo conversions and the impact during future periods on airline use of both the 727 fleet type and JT8D engines (both of which are older models) as a result of increased fuel costs and other factors,

•	our ability to attract and retain a sufficient number of mechanics to perform the maintenance, overhaul and repair services requested by our customers, and

•	the timeliness of customer aircraft arriving for scheduled maintenance.

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

     Year Ended December 31, 2001 Compared to Year Ended December 31, 2002

The following tables set forth certain information relating to our operations for the periods indicated:

	Year Ended December 31,

	2001		2002

	$	%	$	%

		(In thousands)
Operating revenues:
Sales	$262,303	99.3%	$181,760	99.9%
Other	1,837	0.7%	213	0.1%

Total operating revenues	264,140	100.0%	181,973	100.0%
Cost of sales	259,647	98.3%	179,705	98.8%

Gross profit	4,493	1.7%	2,268	1.2%
Operating expenses	64,305	24.3%	16,107	8.9%

Loss from operations	(59,812)	(22.6%)	(13,839)	(7.6%)
Interest expense	25,778	9.8%	14,174	7.8%
Charge for settlement of class action litigation	—	—	4,410	2.4%
Other expense (income)	45,638	17.3%	(4,197)	2.3%

Loss before income taxes, discontinued operations and extraordinary gain	(131,228)	(49.7%)	(28,226)	(15.5%)
Income tax expense (benefit)	621	0.2%	(3,800)	(2.1%)

Loss from continuing operations before discontinued operations and extraordinary gain	(131,849)	(49.9%)	(24,426)	(13.4%)
Discontinued operations, net of income taxes	(9,386)	(3.6%)	4,169	2.3%

Loss before extraordinary gain	(141,235)	(53.5%)	(20,257)	(11.1%)
Extraordinary gain resulting from debt restructuring, net of income taxes of $0	—	—	27,279	15.0%

Net (loss) income	$(141,235)	(53.5%)	$7,022	3.9%

Operating revenue for the year ended December 31, 2002 decreased $82.2 million or 31.1% to $182.0 million, from $264.1 million for the year ended December 31, 2001. Operating revenue for the year ended December 31, 2001 included $34.7 million from facilities and operations that were closed or sold during 2001. Additionally, revenues from the operations of Aerocell Structures of $3.9 million in fiscal 2002 (business sold August 1, 2002) and $16.6 million in fiscal 2001 are included within operating revenues. Excluding the revenue from these former facilities and operations, comparative fiscal 2002 and 2001 revenues would have been $178.1 million and $212.8 million, respectively. Finally, 2002 revenues from our Brice Manufacturing operation, which was acquired in October 2002, was $1.9 million.

The decrease in revenue is primarily attributable to decreased revenue from our heavy airframe maintenance operations. This decrease was generally caused by a reduction in market opportunities due to adverse market conditions, which have caused many of our customers to delay maintenance on their aircraft or park older aircraft maintained by us due to rising fuel prices, reduced passenger levels, and general economic conditions. Our revenue was also adversely impacted during 2002 by increased price competition and downward pricing pressures from airline customers, and, during 2001, by increased competition in the airframe heavy maintenance business. These factors forced us during fiscal 2001 and 2002 to reduce pricing and take fixed priced work at lower rates, which adversely impacted revenues and gross margins. Further, during this period, several of our customers, including our largest customer for 2001 and 2002, experienced severe adverse financial problems of their own, and in some cases substantially delayed their on-going maintenance due to their situation, which further adversely impacted our operating results for the period. In addition, revenue decreased due to the sale of our Aerocell flight surface maintenance operation at the end of July 2002, the sale of our Caribe MR&O operation in the second quarter of 2001, the consolidation of our Winston Salem, North Carolina heavy airframe maintenance facility into our Greensboro, North Carolina operations and the closure of our Oscoda airframe heavy maintenance MR&O operation. Finally, 2001 revenues included revenues from sales of leased assets from our leasing portfolio. All such leases have now expired and all lease packages have been sold.

Gross profit decreased to $2.3 million for the year ended December 31, 2002, compared with a gross profit of $4.5 million for the year ended December 31, 2001. This deterioration is due primarily to inventory valuation charges recorded during the second and fourth quarter of 2002 (see discussion below). These charges completely offset operating efficiencies, resulting in a higher revenue realization per labor hour, and cost reductions achieved through consolidation of operations. Additionally, company-wide salary and benefit reductions implemented in 2001 have favorably impacted our gross margin in 2002. Gross profit results for the second half of 2002, as compared to the first half of 2002, have been unfavorably impacted by the completion of significant, long-duration maintenance work for specific aircraft types, the receipt of new one-off aircraft types, and delayed customer maintenance. While the receipt of one-off aircraft types present significant opportunities to TIMCO, the short-term impact is a lower revenue realization per labor hour. Our fiscal 2001 and fiscal 2002 cost of sales were also impacted by the reduction in revenue described above relative to our primarily fixed cost structure and the impact of price competition and fixed pricing on all of our heavy airframe maintenance operations. Gross profit as a percentage of revenues decreased to 1.2% for the year ended December 31, 2002, from 1.7% for the year ended December 31, 2001.

Gross profit levels during any particular period are dependent upon the number and type of aircraft serviced, the contract terms under which services are performed and the efficiencies that can be obtained in the performance of such services. Significant changes in any one of these factors could have a material impact on the amount and percentage of gross profits. Additionally, gross profits have in the past and could in the future be impacted in the future by considerations as to the value of our inventory. While we believe that we have valued our inventory at the lower of cost or market, for the reasons set forth below, during 2002 we substantially increased our valuation allowance against our current inventory. As a result of market conditions in the aircraft parts market, during the second quarter ended June 30, 2002, we recognized inventory write-downs of $1.6 million. In addition, as a result of the general economy, the current state of the airline industry, the economic condition of a number of our significant airline customers (including our largest customer, which is currently in a Chapter 11 bankruptcy proceeding) and the current on-going war in the Middle East, as well as exposures generated through actions of our customer base as related to aircraft fleet type and our inventory as related to these aircraft fleets, during the fourth quarter ended December 31, 2002, we elected to recognize inventory write-downs of an additional $6.7 million. We will continue to evaluate all market and industry exposures in connection with our adjustments to inventory valuations and cannot assure you that additional inventory write-downs will not be required in future periods.

Operating expenses decreased $48.2 million or 75.0% to $16.1 million for the year ended December 31, 2002, compared with $64.3 million for the year ended December 31, 2001. Operating expenses as a percentage of revenues were 8.9% for the year ended December 31, 2002, compared to 24.3% for the year ended December 31, 2001. Included in operating expenses for the year ended December 31, 2001 are an aggregate of $25.0 million in non-cash adjustments to the carrying value of certain of our long-lived assets, including the write-off of goodwill and certain fixed assets associated with the closure of the Oscoda, Michigan heavy airframe maintenance facility and an impairment relating to the Oscoda, Michigan engine overhaul operation, Winston-Salem heavy airframe facility, and an allowance for a receivable from an airframe customer that was experiencing significant financial difficulties. These costs were partially offset by a reduction in operating expenses resulting from the closure of two heavy airframe maintenance facilities during 2001 and the savings associated with the consolidation of the operations of Aircraft Interior Design. The remaining reduction in operating expenses from prior year is mainly due to the lower sales volumes noted above, the closing of our Miramar headquarters and moving those offices to our Greensboro location, the sale of Caribe and Aerocell, the salary and benefit reductions noted above, and a year-over-year headcount reduction (including Aerocell) of approximately 300 employees. These reduction have been partially offset by operating expenses of $0.3 million for Brice Manufacturing, which was acquired in October 2002, $1.15 million settlement charges with former Oscoda, Michigan employees (see Item 3. LEGAL PROCEEDINGS), and the recording in 2002 of accounts receivable valuation allowances of approximately $1.3 million for customers with identified credit exposures, including our largest customer.

As a result of these factors, our loss from operations was $13.8 million for the year ended December 31, 2002, compared to a loss from operations of $59.8 million for the year ended December 31, 2001.

Interest expense (excluding amortization of deferred financing fees) for the twelve months ended December 31, 2002 decreased by $11.2 million or 56.3% to $8.7 million, from $19.9 million for the twelve months ended December 31, 2001. The decrease is primarily attributable to completion of the Note Exchange and Rights Offering which eliminated interest expense on $149.0 million of notes since the end of February 2002 (see Note 13 of the Notes to the Consolidated Financial Statements for an explanation as to why interest is not recorded on the New Notes), lower outstanding debt balances as a result of selling Aerocell and Caribe, completion of the restructuring and slightly lower interest rates from period to period. These reductions have been partially offset by the accretion of our Junior Notes, which will mature in January 2007, to their redemption value. This accretion, which approximated $113 for 2002 and is a non-cash item (since the note is a PIK instrument), is included as a component of interest expense.

Amortization of deferred financing costs, which is included within interest expense, was $5.5 million for the year ended December 31, 2002, compared to $5.9 million for fiscal 2001.

We recorded a charge of $8.0 million during the first quarter of 2002 related to an agreement to settle our outstanding class action securities litigation. For the period ended June 30, 2002, since the settlement had not yet become final, the securities to be issued in this settlement were revalued, resulting in a gain which we recorded of $1.875 million. For the quarter ended September 30, 2002, based on the settlement becoming final September 20, 2002, we again revalued the securities to be issued in this settlement and recorded a gain of $1.715. As a result of this settlement becoming final, this gain establishes the final valuation of the securities to be issued, and, accordingly, we have recorded charges of $4.4 million for the 2002 fiscal year relating to the settlement. See Note 9 within the accompanying consolidated financial statements.

During 2001, we recorded a charge of $37.9 million to write-off the notes receivable due from KAV. There was no comparable charge in 2002. See Item 1. BUSINESS for a description of our 2002 global settlement of outstanding matters with Kellstrom.

Other income – net was $4.2 million for the year ended December 31, 2002. Other income – net for fiscal 2002 is mainly comprised of rent of the Company’s Miramar facility located in Miami, Florida (approximately $2.3 million), a portion of the gain on the global settlement with Kellstrom (approximately $0.7 million), and the gain on sale of the Aerocell operations (approximately $0.3 million). Other expense – net was $45.6 million for the year ended December 31, 2001. Other expense – net for fiscal 2001 included a gain on the sale of the Caribe operations and income on a lease deposit totaling $7.9 million offset by equity method losses of affiliates of $6.6 million, a charge to fully reserve the notes receivable due from KAV in the amount of $37.9 million (as discussed above), and a charge of $9.0 million relating to our purchase obligation on the property securing our TROL financing in which the obligation price exceeded the fair market value of the property. Included within the loss from affiliates is a charge of $6.3 million to fully reserve our investment in a limited liability corporation that was established to convert certain Boeing 727 aircraft from passenger configuration to cargo configuration.

As a result of the above factors, our loss from continuing operations before income taxes, discontinued operations and extraordinary gain for the twelve months ended December 31, 2002 was $28.2 million, compared to $131.2 million for the twelve months ended December 31, 2001.

We recorded a $3.8 million tax benefit during the first quarter of 2002 as a result of the passage of legislation which permits businesses to carry net operating losses back to offset taxable income from the previous five years (compared to two years under prior law). Prior to the passage of this legislation, we had established valuation allowances for these deferred tax assets as it was determined to be more likely than not that we would not generate taxable income in the foreseeable future and that we would not have the opportunity to benefit from these net operating losses.

As of December 31, 2002, we had net operating loss carryforwards of $33.0 million. These net operating loss carryforwards include a limitation on net operating losses that can be carried forward subsequent to our capital and equity restructuring (completed in February 2002) and net operating losses generated during the current year. As of December 31, 2002, we have established a valuation allowance for the full balance of these net operating loss carryforwards as it has been currently assessed that it is more likely then not that we will not be able to realize these net operating loss carryforwards in future periods. See Note 11 within the accompanying consolidated financial statements.

For the reasons set forth above, our loss from continuing operations for the year ended December 31, 2002 was $24.4 million, or $0.94 per basic share and diluted share, compared to a loss of $131.8 million, or $87.81 per basic share and diluted share, for the year ended December 31, 2001. Weighted average common and common equivalent shares outstanding (diluted) were 26.0 million for the year ended December 31, 2002, and 1.5 million for the year ended December 31, 2001.

Income from discontinued operations for the twelve month period ended December 31, 2002 was $4.2 million or $0.16 per basic share and diluted share, compared to a loss of $9.4 million, or $6.25 per basic share and diluted share for the twelve month period ended December 31, 2001. Income from discontinued operations for the year ended December 31, 2002 is primarily comprised of collections on receivables retained from the sale of our redistribution operations that had been written-off in 2001 (approximately $1.1 million), lease of equipment to Kellstrom for a portion of the year ($0.5 million), and a portion of the gain on the Kellstrom settlement (approximately $0.9 million).

The 2001 fiscal year included $7.7 million of charges to assets whose realization was adversely impacted by the operations of KAV and the financial condition of Kellstrom.

During the first quarter of 2002, the Company recognized a $27.3 million, or $1.05 per basic and diluted share, extraordinary gain relating to the Note Exchange. See discussion above and Note 13 within the accompanying consolidated financial statements.

     Year Ended December 31, 2000 Compared to Year Ended December 31, 2001

The following tables set forth certain information relating to our operations for the periods indicated:

	2000		2001

	$	%	$	%

		(In thousands)
Operating revenues:
Sales, net	$333,289	98.6%	262,303	99.3%
Other	4,788	1.4%	1,837	0.7%

Total operating revenues	338,077	100.0%	264,140	100.0%
Cost of sales	353,331	104.5%	259,647	98.3%

Gross (loss) profit	(15,254)	(4.5%)	4,493	1.7%
Operating expenses	74,580	22.1%	64,305	24.3%

Loss from operations	(89,834)	(26.6%)	(59,812)	(22.6%)
Interest expense	20,347	6.0%	25,778	9.8%
Other expense	882	0.3%	45,638	17.3%

Loss before income taxes and discontinued operations	(111,063)	(32.9%)	(131,228)	(49.7%)
Income tax expense	4,810	1.4%	621	0.2%

Loss from continuing operations	(115,873)	(34.3%)	(131,849)	(49.9%)
Discontinued operations, net of income taxes	(95,757)	(28.3%)	(9,386)	(3.6%)

Net loss	$(211,630)	(62.6%)	(141,235)	(53.5%)

Operating revenues for the year ended December 31, 2001 decreased $73.9 million or 21.9% to $264.1 million, from $338.1 million for the year ended December 31, 2000. The decrease in revenues is primarily attributable to decreased revenues from our heavy airframe maintenance operations. This decrease was generally caused by a reduction in market opportunities due to adverse market conditions, which caused many of our customers to delay maintenance on their aircraft or park older aircraft maintained by us due to rising fuel prices and general economic conditions. Our revenue has also been adversely impacted during 2001 by increased competition that spread outsourced available heavy airframe maintenance among a larger group of providers. These factors forced us during fiscal 2000 and 2001 to reduce pricing and take fixed priced work at lower rates, which severely impacted revenues and gross margins. Further, during this period, several of our customers experienced severe adverse financial problems of their own, which further adversely impacted our operating results. In addition, revenues decreased due to the closure of our Oscoda, Michigan heavy airframe maintenance facility and the consolidation of our Winston Salem, North Carolina heavy aircraft maintenance facility into our Greensboro, North Carolina operations, impacts of reduced pricing and a change in the timing of revenue recognition in relation to the design and construction of specialized parts effective December 31, 2000. Also, revenues from our Caribe Aviation operation declined $13.6 million from period to period, due to the sale of that business in May 2001.

Gross profit was $4.5 million in fiscal 2001, compared to a gross loss of $15.3 million for the year ended December 31, 2000. Gross profit for the year ended December 31, 2000 was negatively impacted by a charge of $11.5 million relating to the disposition of three A-300 aircraft that were sold during August and September 2000 and the reduction of the carrying value of certain equipment on lease. We also incurred losses during the beginning of the first quarter of 2001 associated with the start-up of operations at one of our heavy airframe maintenance facilities for a new program that began at the end of 2000. Additionally, due to adverse economic conditions as described above, we recognized inventory valuation write-downs of $2.7 million, which is included in cost of sales for the year ended December 31, 2001. Our 2001 cost of sales was also impacted by the reduction in revenue described above relative to our primarily fixed cost structure and the impact of price competition and fixed pricing on certain of our heavy airframe maintenance operations. As a result of reduced revenues and market opportunities, as described above, during 2001 we closed and consolidated certain facilities and reduced headcount at each of our operations, resulting in an aggregate reduction of approximately 28% of our workforce. In addition, in April 2001 we implemented salary and benefit reductions that affected virtually all employees. Gross profit (loss) as a percentage of operating revenues was 1.7% for the year ended December 31, 2001, compared to (4.5%) for the year ended December 31, 2000.

Operating expenses decreased $10.3 million or 13.8% to $64.3 million for the year ended December 31, 2001, compared with $74.6 million for the year ended December 31, 2000. Operating expenses as a percentage of operating revenues were 24.3% for the year ended December 31, 2001, compared to 22.1% for the year ended December 31, 2000. Operating expenses in 2000 were affected by a $3.6 million increase in professional fees relating primarily to the completion of our 1999 audit and the refinancing and amendments to our credit facility, and a charge of $4.4 million relating to valuation allowances recorded for certain accounts receivable of a major customer that filed for bankruptcy protection in 2000. Operating expenses for 2000 were also negatively impacted by the costs associated with the move to new facilities during the third quarter of 2000 of two of our MR&O operations. Included in operating expenses for the year ended December 31, 2001 are an aggregate of $25.0 million in non-cash adjustments to the carrying value of certain of our long-lived assets, including the write-off of goodwill and certain fixed assets associated with the closure of the Oscoda, Michigan heavy airframe maintenance facility and an impairment relating to the Oscoda, Michigan engine overhaul operation, Winston-Salem heavy airframe maintenance facility and the Company component overhaul facilities. These costs were partially offset by a reduction in operating expenses resulting from the closure of two heavy airframe maintenance facilities during 2001 and the savings associated with the consolidation of the operations of Aircraft Interior Design.

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

Other expense, net increased $44.8 million, from $0.9 million for the year ended December 31, 2000 to $45.6 million for the year ended December 31, 2001. Other expense, net for the year ended December 31, 2000 includes our recording a loss of $0.9 million in connection with the disposition of the AvAero joint venture. Included in other expense for the year ended December 31, 2001 is the gain on the sale of Caribe and the recognition of income on a lease deposit taken during the second quarter of 2001 totaling $7.9 million in the aggregate, offset by a charge to write-off the notes receivable due from KAV in the amount of $37.9 million, loss from affiliate of $6.6 million, and a charge of $9.0 million relating to our purchase obligation on the property securing our TROL financing in which the obligation price exceeded the fair market value of the property. The loss from affiliate of $6.6 million included a charge of $6.4 million to write-off our investment in a limited liability corporation that designs, manufactures and installs FAA approved Boeing 727 conversion kits.

As a result of the above factors, our loss from continuing operations for the year ended December 31, 2001 was $131.8 million, or $87.81 per basic share and diluted share, compared to a loss of $115.9 million, or $77.17 per basic share and diluted share, for the year ended December 31, 2000. Weighted average common and common equivalent shares (on a post-reverse split basis) outstanding (diluted) were 1.5 million during both the years ended December 31, 2001 and 2000.

Our loss from discontinued operations for the year ended December 31, 2001 was $9.4 million, or $6.25 per basic share and diluted share, compared to a loss of $95.8 million, or $63.77 per basic share and diluted share, for the year ended December 31, 2000. The loss for 2000 included a loss from the operation of our discontinued operations of $23.4 million. All such operations were sold during 2000. The loss from discontinued operations for the year ended December 31, 2001 is primarily comprised of the write-down of certain assets of the operations to their estimated net realizable values and the provision of accruals for certain exposures (including $7.7 million of valuation allowances relating to assets whose realization is impacted by KAV and Kellstrom) offset by certain recoveries.

Liquidity and capital resources

Liquidity

Below is a table setting forth our contractual payment obligations and other commercial commitments as of December 31, 2002 which have been aggregated in order to facilitate an understanding of our liquidity (in thousands):

Contractual		Less than	Payments due by period
Obligations	Total	One Year	1-3 years	4-5 years	After 5 years

Revolving Credit Facility	$2,179	$2,179	$—	$—	$—
Long-Term Debt	144,460	—	9,800	118,413	16,247
Capital Leases	28,835	1,101	24,237	310	3,187
Operating Leases	53,892	5,454	9,731	9,461	29,246

Total contractual cash obligations	$229,366	$8,734	$43,768	$128,184	$48,680

Other
Commercial		Less than	Payments due by period
Commitments	Total	One Year	1-3 years	4-5 years	After 5 years

Letters of Credit	$11,526	$—	$11,526	$—	$—

Total Other Commercial Commitments	$11,526	$—	$11,526	$—	$—

We are also committed under employment agreements with all of our executive officers and several of our key employees.

We believe that we will meet our working capital requirements during 2003 from funds available under our revolving credit agreement, from the funds recently loaned to us by our principal stockholder, and from our operations. We may also sell individual assets or our equity securities, or borrow additional funds, to the extent required and available. While we expect that required financing will be available to meet our working capital requirements, there can be no assurance of this fact. Our auditors have placed a going concern modification in their report on our 2002 financial statements as a result of our current substantial debt, illiquidity and continued losses from operations.

Cash

Net cash provided by continuing operating activities during the fiscal year ended December 31, 2002 was $6.6 million, compared to net cash provided by continuing operating activities during 2001 of $17.6 million. Cash provided by operating activities for the 2002 fiscal year was primarily the result of operations, adjusted for non-cash charges, of approximately ($3.6) million and decreases in accounts receivable, inventories and other assets of $7.8 million, $9.2 million and $9.4 million, respectively, partially offset by reductions in trade payables of $11.0 million, accrued liabilities of $6.0 million and customer deposits of $2.1 million.

Cash provided by investing activities during the fiscal year ended December 31, 2002 and 2001 was $6.5 million and $22.0 million, respectively. The cash provided by investing activities for 2002 was primarily related to the sale of Aerocell Structures and proceeds from the sale leaseback of the AID facility, partially offset by purchases of fixed assets and the acquisition of Brice Manufacturing. Cash used in financing activities for the year ended December 31, 2002 and 2001 was $16.0 million and $39.6 million, respectively. Cash used in financing activities for 2002 was primarily comprised of net proceeds from the rights offering of $19.8 million used to fund the Note Exchange, including $5.1 million for the retirement of Old Notes and $5.0 million for expenses of the Note Exchange. The remaining proceeds, along with cash from operations, our income tax refund and the proceeds from the sale of Aerocell Structures, were used to pay down $9.9 million of the revolving credit balance, $13.5 million of our senior term loans, $3.1 million to pay bank and refinancing fees and $0.5 million of capital leases. These activities were partially offset by borrowings from our principal stockholder of $1.3 million. Cash of $3.3 million and $0.1 million were provided by our discontinued operations for the years ended December 31, 2002 and 2001, respectively.

Senior Credit Facilities

Prior to July 2002, we had a revolving loan and letter of credit facility (the “Credit Facility”) of $37.5 million with a group of financial institutions. On June 28, 2002, in anticipation of amending the Credit Facility, we voluntarily reduced its revolving loan and letter of credit facility from $37.5 million to $30.0 million. On July 12, 2002, we entered into an agreement amending and restating our senior credit facilities with a syndicate of four lenders led by Citicorp USA Inc. and UPS Capital Corporation pursuant to the terms of a Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”). Under the Amended Credit Agreement, we have obtained a $30.0 million senior secured revolving line of credit (the “Amended Revolving Credit Facility”) and a $7.0 million senior secured term loan (the “Amended Term Loan” and collectively with the Amended Revolving Credit Facility, the “Amended Credit Facility”).

We utilized the proceeds from the Amended Credit Facility to repay outstanding borrowings under our previously outstanding revolving credit facility and our previously outstanding $12.0 million senior secured term loan. See Note 5 within the accompanying consolidated financial statements. As of May 12, 2003, the outstanding aggregate amount under the Amended Revolving Credit Facility was $11.4 million, our outstanding Amended Term Loan was $3.5 million, the amount of letters of credit under the Amended Revolving Credit Facility was $10.1 million, and availability under the Amended Revolving Credit Facility was $1.7 million.

The interest rate on the Amended Revolving Credit Facility is, at the Company’s option, (a) prime plus 3% per annum, or (b) LIBOR plus 4.5% per annum. The Company has currently elected the prime option. The interest rate on the Amended Term Loan is 12% per annum. The Amended Revolving Credit Facility is due on January 31, 2004. The Amended Term Loan was due in quarterly installments of $500,000, commencing September 30, 2002, with the principal balance due in full on January 31, 2004. However, $3.5 million of the Amended Term Loan was repaid from the proceeds of the Aerocell Structures sale and has been applied first against current quarterly installments (current maturities) and second against long-term maturities. As a result, no principal installments are currently due and the principal of the Amended Term Loan is due in full on January 31, 2004.

The Amended Credit Agreement contains certain financial covenants regarding our financial performance and certain other covenants, including limitations on the amount of annual capital expenditures and the incurrence of additional debt, and provides for the termination of the Amended Credit Facility and repayment of all debt in the event of a material adverse change in the business or a change in control. Generally, the Amended Credit Agreement requires mandatory repayments and reduction of the commitments thereunder from proceeds of a sale of assets or an issuance of equity or debt securities. Mandatory repayments are also required as a result of insufficient collateral to meet the borrowing base requirements thereunder or in the event the outstanding obligations under the Amended Credit Facility exceed the commitments thereunder. As of December 31, 2002, the Company did not meet certain financial covenants and thus, was in violation of the Amended Credit Facility. Subsequent to year-end, however, the Company has obtained a waiver of non-compliance with all financial covenants and has thereby cured the covenant violations. The Company has also entered into agreements that reset financial covenant requirements for the Amended Credit Facility. Finally, substantially all of our assets are pledged as collateral for the amounts borrowed under the Amended Credit Facility.

On July 12, 2002, we also restructured our outstanding $10.0 million senior secured term loan with Bank of America. $5.0 million of this loan (the “$5.0 million BofA Term Loan”) is now due on January 31, 2004. The $5.0 million BofA Loan bears interest at the rate of LIBOR plus 2% and is credit supported by two individuals, one of whom is our principal stockholder. The $5.0 million BofA loan is secured by a lien on substantially all of our assets.

After the refinancing, $2.5 million of the original BofA loan continued to be due on August 14, 2002, and such loan was repaid from the proceeds of the Aerocell Structures sale in July 2002. The remaining $2.5 million of the original BofA loan (the “Quevedo Loan”) was restructured as follows: (i) at the closing of the refinancing, Mr. Quevedo, who is one of our former directors and executive officers, paid Bank of America $2.5 million, reducing our obligation under this term loan from $10.0 million to $7.5 million (which amount was then restructured as set forth above); (ii) we transferred to Mr. Quevedo a 100,000 square foot warehouse facility in Pearland, Texas, which had been previously utilized by our redistribution operation, in satisfaction of $1.5 million of the Quevedo Loan (which is at least as favorable a price, based on a third party appraisal, for this property as could have been obtained from an unaffiliated third party); and (iii) we agreed to pay Mr. Quevedo the remaining $1.0 million balance of this loan, with interest at the rate of 12% per annum, on the earlier of the sale of Aerocell Structures or January 31, 2004. As a result of the completed sale of Aerocell Structures on July 31, 2002, we repaid the outstanding $1.0 million balance of this loan.

On May 14, 2003, we entered into an agreement with our principal stockholder pursuant to which he agreed to loan us an additional $6.0 million ($2.0 million at closing and $2.0 million 30 days and 60 days thereafter), which is to be used for working capital in our operations. The new note has a three-year maturity, is secured debt and bears a 16% PIK interest coupon. In connection with the new loan, we issued a warrant to our majority stockholder to acquire, for nominal consideration, 30% of our outstanding common stock (on a fully-diluted basis) as of the day the warrant is exercised. The warrant is exercisable on or before January 31, 2007. Further, the $1.3 million loan that we received from our principal stockholder in connection with the October 2002 Brice Manufacturing acquisition has been combined with this loan, and the keepwell agreement, which our principal stockholder had issued to our senior lenders in connection with the Brice Manufacturing acquisition and required monthly funding of any EBITDA losses of Brice, has been eliminated.

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

The New Notes are general unsecured obligations, subordinated in right of payment to all existing and future senior debt, including indebtedness outstanding under the Amended Credit Facility, any future credit facility that may replace the Amended Credit Facility and the $5.0 million BofA Term Loan. The New Notes are effectively subordinated to all secured obligations to the extent of the assets securing such obligations, including the Amended Credit Facility, the $5.0 million BofA Term Loan, and the new loan from our principal stockholder.

The New Notes are fully and unconditionally guaranteed, on a senior subordinated basis, by substantially all of our existing subsidiaries and each subsidiary that we organize in the future, unless such subsidiary is designated as an unrestricted subsidiary (the “Subsidiary Guarantors”). Subsidiary guarantees are joint and several, full and unconditional, general unsecured obligations of the Subsidiary Guarantors. Additionally, there are no significant restrictions that would preclude the parent company from obtaining funds, either through loan or dividend, from each Subsidiary Guarantor. Subsidiary guarantees are subordinated in right of payment to all existing and future senior debt of Subsidiary Guarantors, including the Amended Credit Facility and the $5.0 million BofA Term Loan, and are also effectively subordinated to all secured obligations of Subsidiary Guarantors to the extent of the assets securing such obligations, including the Amended Credit Facility, the $5.0 million BofA Term Loan, and the new loan from our principal stockholder.

The indenture for the New Notes (i) permits us to incur indebtedness equal to the greater of $95 million or an unlimited amount to the extent that we satisfy a fixed charge coverage ratio of 2.25 to 1.00, (ii) requires us, upon a change of control or certain asset sales, to repurchase the New Notes at a price equal to the redemption price which we would be obligated to pay if we redeemed the New Notes on the date of the change of control or asset sale; and (iii) does not contain a provision requiring acceleration of any premium due upon acceleration of the New Notes upon an event of default by reason of any willful action (or inaction) taken (or not taken) by us with the intention of avoiding the prohibition on the redemption of New Notes.

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

     Old Notes

In 1998, we sold $165.0 million of the Old Notes due in 2008 with a coupon rate of 8.125% at a price of 99.395%. As a result of the Note Exchange, $16.2 million in aggregate principal amount of the Old Notes remain outstanding. Interest on the Old Notes is payable on February 15 and August 15 of each year. The Old Notes are general unsecured obligations, subordinated in right of payment to all existing and future senior debt, including indebtedness outstanding under the Amended Credit Facility, the $5.0 million BofA Term Loan, and the new loan from our principal stockholder, and under senior credit facilities which may replace these facilities in the future, and to the New Notes. In addition, the Old Notes are effectively subordinated to all secured obligations to the extent of the assets securing such obligations, including the Amended Credit Facility, the $5.0 million BofA Term Loan, the new loan from our principal stockholder, and to the New Notes. As a result of the Note Exchange, substantially all of the covenant protection contained in the indenture relating to the Old Notes was extinguished.

The Old Notes are fully and unconditionally guaranteed, on a senior subordinated basis, by substantially all of our existing subsidiaries and each subsidiary that we organize in the future, unless such subsidiary is designated as an unrestricted subsidiary (the “Subsidiary Guarantors”). Subsidiary guarantees are joint and several, full and unconditional, general unsecured obligations of the Subsidiary Guarantors. Additionally, there are no significant restrictions that would preclude the parent company from obtaining funds, either through loan or dividend, from each Subsidiary Guarantor. Subsidiary guarantees are subordinated in right of payment to all existing and future senior debt of Subsidiary Guarantors, including the Amended Credit Facility, the $5.0 million BofA Term Loan, and the new loan from our principal stockholder, and are also effectively subordinated to all secured obligations of Subsidiary Guarantors to the extent of the assets securing such obligations, including the Amended Credit Facility, the $5.0 million BofA Term Loan, and the new loan from our principal stockholder.

Junior Subordinated Notes

As discussed in Notes 6 and 9 within the accompanying consolidated financial statements, the settlement of our outstanding class action litigation became effective on September 20, 2002. As part of this settlement agreement, we have issued $4.0 million face value in aggregate principal amount of the Company’s new junior subordinated convertible PIK notes (“Junior Notes”). These notes bear interest at 8% and mature on January 2, 2007. The Junior Notes bear interest from September 20, 2002 and are payable at the Company’s option either in cash or paid-in-kind through the issuance of additional notes semiannually on June 30 and December 31 of each year. If we do not pay interest in cash as of an interest payment date, we will automatically be deemed to have paid such interest in-kind and additional Junior Notes in the amount of such interest payment will automatically be deemed to be outstanding from such date forward. Additionally, the Junior Notes have been recorded as of September 20, 2002 (the effective date) at the then current redemption value of approximately $2.5 million. The discount is being accreted to the maturity redemption value, due in January 2007, of approximately $4.4 million. The Junior Notes are general unsecured obligations and are subordinated in right of payment to all current and future senior debt, including the Amended Credit Facility, the $5.0 million BofA Term Loan, the new loan from our principal stockholder, and the Old and New Subordinated Notes.

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

TROL Financing

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

The TROL financing contains certain financial covenants regarding the Company’s financial performance and certain other covenants, which overall mirror the covenant requirements under the Amended Credit agreement, and provides for the termination of the TROL financing agreement and repayment of all debt in the event of a material adverse change in the Company’s business. At December 31, 2002, the Company did not meet certain financial covenants and thus, was in violation of the TROL financing agreement. Additionally, as a result of a cross default provision between the TROL and our Amended Credit Facility, for which we were in violation with financial covenants at December 31, 2002, we were also in violation of the TROL financing agreement. Subsequent to year-end, however, the Company has obtained a waiver of non-compliance with all financial covenants and has thereby cured the covenant violations. The Company has also entered into an agreement that resets financial covenant requirements for the TROL financing arrangement and the Amended Credit Facility.

Critical Accounting Policies

Financial Reporting Release No. 60 encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements. Our consolidated financial statements include a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

     Revenue Recognition

Revenues from MR&O services are recognized and unbilled receivables are recorded based upon the percentage of completion method. Unbilled receivables are billed on the basis of contract terms (generally upon completion of an aircraft) and deliveries. Revenues related to engine overhaul services are recognized upon shipment of the overhauled engine. We regularly review our progress on percentage-of-completion contracts and review the estimated costs of fulfilling its obligations. If we do not accurately estimate the scope of the work to be performed or do not manage these contracts properly within the planned periods of time or satisfy it obligations under the contracts, then future revenue and margins may be significantly and negatively affected, or losses on existing contracts may need to be recognized. Any resulting reductions in revenues, margins or contract losses could be material to our results of operations.

     Use of Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to estimated losses on disposal of discontinued operations, the provision to reduce inventory to the lower of cost or fair value, the estimated profit or loss to be recognized as aircraft maintenance, design and construction services are performed, the allowances for doubtful accounts and notes receivable, the realizability of its investment in affiliates, the recovery of long lived assets and goodwill, medical benefit accruals, the estimated fair values of facilities under capital leases and allowances for litigation and environmental costs. Management bases their estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

     Inventory Valuation

Inventories, which consist primarily of new, overhauled, serviceable and repairable aircraft parts, are stated at the lower of cost or market on primarily a specific identification basis and aircraft parts usage analysis. Though we believe that we have adequately provided for any such declines in inventory value, any unanticipated change in technology or customer aircraft fleet for which our inventory relates could significantly affect the value of our inventory and thereby adversely affect gross margins and results of operations. Customer demand, general economic conditions and industry market factors may also impact the value of our inventory. In instances where bulk purchases of inventory items are made, cost is determined based upon an allocation by management of the bulk purchase price to the individual components. Expenditures required for the recertification of parts are capitalized as inventory and are expensed as the parts associated with the recertification are sold.

     Accounts Receivable – Allowance for Doubtful Accounts

Substantially all of our accounts receivable are due primarily from airline and cargo carriers. During 2001 and 2002, there has been significant change in the aviation industry, including the filing for bankruptcy protection under Chapter 11 of the United States Bankruptcy Court by certain carriers. This in turn has affected service providers within the aviation industry and has resulted in us experiencing higher credit losses. We continuously perform credit evaluations of our customers, considering numerous inputs including the customers’ financial position, past payment history, cash flows, historical loss experience and economic conditions. While management believes that adequate allowances for doubtful accounts have been provided in the consolidated financial statements, it is possible that we could experience additional unexpected credit losses.

     Goodwill Valuation

As of January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 represents a substantial change in how goodwill is accounted for. SFAS No. 142 requires that goodwill no longer be amortized, but that goodwill be tested for impairment by comparing the reporting unit’s carrying value to its fair value as of January 1, 2002 and as of an annual assessment date.

In accordance with SFAS No. 142, we have elected July 31st as our annual impairment assessment date. We have completed our initial impairment assessment as of January 1, 2002 and our annual impairment as of July 31, 2002, and have concluded that no impairment charge is required at this time. Any resulting impairment charges in the future, based on the evaluation requirements under SFAS No. 142, could be material to the Company’s results of operations.

     Long-Lived Assets

Management reviews long-lived assets, which consists of property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. Recoverability of long-lived assets to be held and used is evaluated by a comparison of the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the asset group. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the excess of the carrying amount over the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying value or fair value less cost to sell when we have committed to a disposal plan.

As discussed below (Recently Issued Accounting Standards), in August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. We have adopted SFAS No. 144 as of January 1, 2002 with no material impact on our consolidated financial statements.

Recently Issued Accounting Standards

In June 2001, FASB issued SFAS No. 142, “Goodwill and Intangible Assets.” SFAS No. 142 eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with defined lives and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 applies to goodwill and intangible assets arising from transactions completed before and after the Statement’s effective date of January 1, 2002 and requires that goodwill no longer be amortized, but tested for impairment at least annually. At December 31, 2002, we had net goodwill of $26,124, which is subject to the new impairment tests prescribed under the statement. We adopted SFAS No. 142 on January 1, 2002. In accordance with SFAS No. 142, we have elected July 31, 2002 as our annual impairment assessment date. We completed our initial impairment assessment as of January 1, 2002 and our annual impairment assessment as of July 31, 2002, and concluded that no impairment charge is required at this time. Absent a significant change in our operating environment, our assessment of goodwill impairment will next be re-evaluated as of July 31, 2003 (the annual assessment date).

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of Accounting Principles Board Opinion (APB) No. 30, “Reporting the Results Of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 effective January 1, 2002 with no material impact on our consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Under Statement 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates Statement 4 and as a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Additionally, this Statement amends SFAS No. 13, “Accounting for Leases”, such that lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in a similar manner as a sale-leaseback. This Statement became effective for us on January 1, 2003. As a result of adoption, we will reclassify the $27,279 gain on debt extinguishment to be included with continuing operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for certain qualifying employee termination benefits. This Statement became effective for exit or disposal activities initiated by us after December 31, 2002.

In October 2002, the FASB Emerging Issues Task Force (EITF) issued Summary No. 2, Supplement No. 4 of EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. The focus of this issue, as related to us, is the accounting for service arrangements in which separate units of accounting is required, and how the consideration should be allocated among these separate, identifiable units. As we maintain certain customer service contracts that include multiple aircraft, we have reviewed this issue as it relates to our revenue recognition policy. As of December 31, 2002, no material impact or change to our revenue recognition policy has been identified based upon the release of this EITF.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statement No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. We are currently evaluating the impact of this interpretation on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure; an amendment of FASB Statement No. 123”. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements regarding the method of accounting used for stock-based employee compensation and the effect of the method used on reported results. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements. We have currently decided to continue to use the intrinsic value method for accounting for stock-based employee compensation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

We are exposed to market risk for changes in interest rates. We have no exposure to foreign currency exchange rates or to commodity price risk. We do not hold or issue any financial instruments for trading or other speculative purposes.

Our obligations under our Amended Revolving Credit Facility and our $5.0 million BofA senior term loan bear interest at floating rates and therefore, we are impacted by changes in prevailing interest rates. However, our $3.5 million Amended Term Loan, our new loan from our principal stockholder, and our New Notes, Old Notes, and Junior Notes all bear fixed interest rates and therefore are not subject to the risk of interest rate fluctuations. A 10% change in market interest rates that affect our financial instruments would impact earnings during 2002 by approximately $45,000 before taxes and would change the fair value of our financial instruments by approximately $11.2 million.

The table below provides information about our market sensitive financial instruments and constitutes a “forward-looking statement.” Our major market risk exposure is changing interest rates in the United States and fluctuations in the London Interbank Offered Rate. Our policy is to manage interest rates through use of a combination of fixed and floating rate debt. The table below assumes the December 31, 2002 interest rates remain constant (dollars in thousands).

								Fair Value
								December 31,
	2003	2004	2005	2006	2007	Thereafter	Total	2002

Long term debt:
Fixed rate debt		$3,500		115,800	2,613	$16,247	$138,160	$131,866
Average interest rate		12.00%		8.00%	8.00%	8.125%
Variable rate debt	$2,179	$6,300					$8,479	$8,479
Average interest rates	7.25%	4.69%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial information required by Item 8 is included elsewhere in this report (see Part IV, Item 15).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the current year ended December 31, 2002, we filed a current report on Form 8-K/A reporting under Item 4 the change of our independent auditors from Arthur Andersen LLP to KPMG LLP. Additionally, for all periods included within this filing on Form 10-K, there were no disagreements with our accountants on accounting principles or practices, financial statement disclosure or auditing scope or procedures which, if not resolved to our accountant’s satisfaction, would have caused them to make reference to such matters in their audit report on our consolidated financial statements.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Item 10 is hereby incorporated by reference from the Registrant’s Proxy Statement for its 2003 Annual Meeting of Stockholders, which Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 2002.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 11 is hereby incorporated by reference from the Registrant’s Proxy Statement for its 2003 Annual Meeting of Stockholders, which Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by Item 12 is hereby incorporated by reference from the Registrant’s Proxy Statement for its 2003 Annual Meeting of Stockholders, which Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 13 is hereby incorporated by reference from the Registrant’s Proxy Statement for its 2003 Annual Meeting of Stockholders, which Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

(a)	The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including the principal executive officer and the principal financial officer, recognize that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Within 90 days prior to the filing date of this annual report on Form 10-K, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and the Company’s principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation, the Company’ principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

(b)	There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this annual report on Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)  DOCUMENTS FILED AS PART OF THIS REPORT. The consolidated balance sheets as of December 31, 2001 and December 31, 2002 and the related consolidated statements of operations and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002 are filed as part of this report:

(3)	Exhibits

3.1	Certificate of Incorporation of Aviation Sales and amendment thereto (2)
3.2	Second Amendment to Certificate of Incorporation (4)
3.3	Third Amendment to Certificate of Incorporation (25)
3.4	Bylaws (2)
4.1	Indenture, dated as of February 17, 1998, among Aviation Sales, the Subsidiary Guarantors named therein and SunTrust Bank, Central Florida, National Association, Trustee (3)
4.2	Form of Supplemental Indenture among Aviation Sales, the Subsidiary Guarantors named therein and the Trustee (24)
4.3	Common Stock Purchase Warrant Certificate issued on February 18, 2000 to Citicorp USA, Inc.(10)
4.4	Amendment to Warrant between Citicorp USA, Inc. and the Company (26)
4.5	Form of Common Stock Purchase Warrants issued in February 2001 (16)
4.6	Indenture, dated as of February 28, 2002 among TIMCO Aviation Services, Inc., the Subsidiary Guarantors named therein and Trustee with respect to the 8% Senior Subordinated Convertible PIK Notes due 2006(22)
4.7	Warrant Agreement (22)
4.8	Common Stock Purchase Warrant issued in the restructuring (22)
4.9	Form of Warrants issued to LJH Ltd. and Don A. Sanders in September 2002 (1)
4.10	Warrant issued to LJH Ltd. on May 14, 2003 (1)
10.1	Fourth Amended and Restated Credit Agreement dated May 31, 2000 by and among Aviation Sales, certain of our Subsidiaries and Citicorp USA, Inc., as Agent (11)
10.2	Lease dated July 22, 1998 by and between Ben Quevedo, Ltd. and Caribe (7)

10.3	1996 Director Stock Option Plan (4)
10.4	1996 Stock Option Plan (4)
10.5	TIMCO Aviation Services, Inc. 2001 Stock Option Plan (30)
10.6	Special Incentive Compensation Plan (8)
10.7	Credit Agreement dated as of December 17, 1998 among First Security Bank, National Association, as Owner Trustee for the Aviation Sales Trust 1998- 1, as Lessor, NationsBank, National Association, as Administrative Agent, and the several Lenders thereto (6)
10.8	Lease Agreement dated as of December 17, 1998 between First Security Bank, National Association, as Owner Trustee under Aviation Sales Trust 1998-1, as Lessor, and Aviation Sales, as Lessee (6)
10.9	Guaranty Agreement (Series A Obligations) between Aviation Sales, substantially all of our subsidiaries and NationsBank, National Association, as Agent for the Series A Lenders, dated as of December 17, 1998(6)
10.10	Guaranty Agreement (Lease Obligations) between substantially all of the subsidiaries of Aviation Sales and First Security Bank, National Association, as Owner Trustee for the Aviation Sales Trust 1998-1, dated as of December 17, 1998 (6)
10.11	Participation Agreement between Aviation Sales as Construction Agent and Leases, First Security Bank, National Association, as Owner Trustee, the Various Banks and other lending institutions as the Holders and Lenders, and NationsBank, National Association, as Administrative Agent, dated as of December 17, 1998 (6)
10.12	Amendment No. 1 to Participation Agreement between Aviation Sales as Construction Agent and Leases, First Security Bank, National Association, as Owner Trustee, the Various Banks and other lending institutions as the Holders and Lenders, and NationsBank, National Association, as Administrative Agent, dated as of February 18, 2000 (10)
10.13	Amendment Agreement No. 2 for Lease Agreement and Certain Other Operative Agreements, dated May 31, 2000 (11)
10.14	Amendment No. 1, dated as of August 14, 2000, to the Fourth Amended and Restated Credit Agreement (12)
10.15	Amendment Agreement No. 3 for Lease Agreement and Certain Other Operative Agreements (12)
10.16	Asset Purchase Agreement by and among Barnes Group Inc., Aviation Sales, Aviation Sales Manufacturing Company, AVS/Kratz-Wilde Machine Company and Apex Manufacturing, Inc. dated as of August 3, 2000(13)
10.17	Amendment No. 1 dated September 7, 2000 to the Asset Purchase Agreement by and among Barnes Group Inc., Aviation Sales, Aviation Sales Manufacturing Company, AVS/Kratz-Wilde Machine Company and Apex Manufacturing, Inc. dated as of August 3, 2000 (13)
10.18	Amendment No. 2 dated as of November 14, 2000 to Fourth Amended and Restated Credit Agreement (14)
10.19	Amendment Agreement No. 4 for Lease Agreement and Certain Other Operative Agreements (14)
10.20	Asset Purchase Agreement among Aviation Sales, Aviation Sales Distribution Services Company (“ASDC”) and Kellstrom, dated September 20, 2000 (15)

10.21	Letter Agreement to Asset Purchase Agreement, dated November 28, 2000(15)
10.22	Inventory Purchase Agreement among KAV, Aviation Sales and ASDC, dated September 30, 2000(15)
10.23	Letter Amendment to Inventory Purchase Agreement, dated November 28, 2000(15)
10.24	Form of KAV Senior Subordinated Note (15)
10.25	Form of KAV Junior Subordinated Note (15)
10.26	Operating Agreement of KAV, dated September 20, 2000, between Aviation Sales and Kellstrom (15)
10.27	Letter Agreement between Kellstrom, KAV and Aviation Sales, dated December 1, 2000, with respect to the payment of KAV Operating Expenses (15)
10.28	Consignment Agreement between KAV and Kellstrom, dated December 1, 2000(15)
10.29	Equipment Lease Agreement, dated December 1, 2000, among Aviation Sales, ASDC and Kellstrom (15)
10.30	Lease Agreement, dated December 1, 2000, among ASDC and Kellstrom (Pearland) (15)
10.31	Lease Agreement, dated December 1, 2000, between Kellstrom and Aviation Sales (Miramar)(15)
10.32	Non-Competition Agreement, dated December 1, 2000, among ASDC, Aviation Sales and Kellstrom(15)
10.33	License Agreement, dated December 1, 2000, among Aviation Sales, ASDC and Kellstrom (15)
10.34	Cooperation Agreement, dated December 1, 2000, between Kellstrom and Aviation Sales (15)
10.35	Letter Agreement, dated December 1, 2000, between Kellstrom and Aviation Sales (Equipment)(15)
10.36	Letter Agreement, dated December 1, 2000, between Kellstrom and Aviation Sales (Pearland)(15)
10.37	Consent and Amendment No. 3, dated November 28, 2000, to the Fourth Amended and Restated Credit Agreement dated as of May 31, 2000, as amended(15)
10.38	Amendment and Consent Agreement No. 5 for Participation Agreement and Certain Other Operative Agreements, dated as of December 1, 2000(15)
10.39	Agreement, dated February 14, 2001, between various subsidiaries of Aviation Sales and Bank of America, N.A.(16)
10.40	$10.0 million Term Loan Note, dated February 14, 2001(16)
10.41	Form of Limited Guaranty in favor of Bank of America, N.A.(16)
10.42	Amendment No. 4, Consent and Waiver, dated February 14, 2001, to the Fourth Amended and Restated Credit Agreement dated as of May 31, 2000, as amended(16)
10.43	Amendment and Consent Agreement No. 7 for Lease Agreement and Certain Other Operative Agreements, dated as of February 14, 2001(16)

10.44	Stock Purchase Agreement, dated December 15, 2000, among Wencor West, Inc. Aviation Sales and ASDC (15)
10.45	Amendment No. 5 and Waiver, dated as of April 17, 2001 to Fourth Amended and Restated Credit Agreement dated as of May 31, 2000, amended (17)
10.46	Amendment and Consent Agreement No. 8 for Lease Agreement and Certain Other Operative Agreements (17)
10.47	Asset Purchase Agreement dated May 25, 2001 among Aviation Sales, Caribe Aviation, Inc. and Hamilton Sundstrand Service Corporation(18)
10.48	$13 million Replacement Term Loan Note, dated May 24, 2001(18)
10.49	Amendment No. 6 and Consent, dated May 21, 2001, to the Fourth Amended and Restated Credit Agreement dated as of May 31, 2000, as amended(18)
10.50	Amendment No. 7, Consent and Waiver, dated May 23, 2001, to the Fourth Amended and Restated Credit Agreement dated as of May 31, 2000, as amended (18)
10.51	Amendment and Consent Agreement No. 9 for Lease Agreement and Certain Other Operative Agreements, dated as of May 21, 2001 (18)
10.52	Amendment and Consent Agreement No. 10 for Lease Agreement and Certain Other Operative Agreements, dated as of May 24, 2001 (18)
10.53	Amendment No. 8, Consent and Waiver, dated August 30, 2001 to Fourth Amended and Restated Credit Agreement (19)
10.54	Consent, Waiver and Forbearance Agreement No. 11 for Lease Agreement and Certain Operative Agreements, dated as of September 11, 2001 (19)
10.55	Amendment No. 8, Consent and Waiver, dated as of November 27, 2001, to Fourth Amended and Restated Credit Agreement (21)
10.56	Consent, Waiver and Forbearance Agreement No. 12 for Lease Agreement and certain other Operation Agreements dated as of November 27, 2001 (21)
10.57	Employment Agreement between Aviation Sales and Gil West (22)
10.58	Form of Waiver and Consent, dated April 18, 2002, to Fourth Amended and Restated Credit Agreement (25)
10.59	Form of Amendment and Waiver Agreement No. 13 for Lease Agreement and certain other Operative Agreements (25)
10.60	Stipulation of Settlement, dated as of May 6, 2002 (27)
10.61	Description of Securities to be issued in connection with class action settlement (27)
10.62	Fifth Amended and Restated Credit Agreement dated as of July 12, 2002 (26)
10.63	Amendment and Consent Agreement No. 14 for Lease Agreement and Certain Other Operative Agreements (26)
10.64	Replacement Term Loan Note in the principal amount of $5.0 million in favor of Bank of America, N.A. (26)
10.65	Second Amendment to Limited Guaranty of LJH Ltd. (26)
10.66	Second Amendment to Limited Guaranty of Don A. Sanders (26)
10.67	Replacement Term Loan Note in the principal amount of $2.5 million in favor of Bank of America, N.A. (26)
10.68	Second Amendment to Limited Guaranty of James Investments, Inc. (26)

10.69	Loan Parties Agreement, dated as of July 12, 2002, relating to the $5.0 million and the $2.5 million term loans due to Bank of America, N.A. (26)
10.70	Guaranty by the Company and subsidiaries of the $5.0 million and the $2.5 million term loans due to Bank of America, N.A. (26)
10.71	Term Loan Note in principal amount of $1.0 million in favor of Benito and Martha Quevedo (26)
10.72	Loan Parties Agreement, dated as of July 12, 2002, relating to the $1.0 million in favor of Benito and Martha Quevedo (26)
10.73	Guaranty by the Company and subsidiaries of the $1.0 million in favor of Benito and Martha Quevedo (26)
10.74	Memorandum of Purchase and Sale between ASDC, the Company and Quevedo Family Limited Partnership, dated as of July 12, 2002 (26)
10.75	Security Agreement, dated as of July 12, 2002, among the Company, its subsidiaries, Benito and Martha Quevedo, James Investments, Inc., LJH Ltd. and Don A. Sanders (26)
10.76	Agreement, dated as of July 12, 2002, among Benito and Martha Quevedo, James Investments, Inc., LJH Ltd. and Don A. Sanders (26)
10.77	Amended and Restated Intercreditor Agreement between Citicorp USA, Inc., as Agent, and Bank of America, N.A. (26)
10.78	Intercreditor Agreement among Citicorp USA, Inc., as Agent, Benito and Martha Quevedo, James Investments, Inc., LJH Ltd. and Don A. Sanders (26)
10.79	Post-Closing Resolution Agreement among the Company, ASDC and Kellstrom, dated as of June 10, 2002 (26)
10.80	First Amendment to Non-Competition Agreement (26)
10.81	First Amendment to Miramar Lease between the Company and Kellstrom (26)
10.82	Assignment of Amended Miramar Lease from Kellstrom to KIAC, Inc. (26)
10.83	Assignment of Amended Miramar Lease from KIAC, Inc. to Kellstrom Aerospace, LLC (26)
10.84	Consignment Agreement between KAV, Kellstrom Commercial Aerospace, Inc. and Bank of America, N.A. (26)
10.85	Amended and Restated Loan and Security Agreement between Bank of America, N.A. and KAV (26)
10.86	Proceeds Sharing Agreement (26)
10.87	AVS Investor Mutual Release (26)
10.88	KAV Mutual Release (26)
10.89	AVS/ASDC Mutual Release (26)
10.90	Asset Purchase Agreement, dated as of July 31, 2002, by and among Airborne Nacelle Services, Inc., Aerocell Structures, Inc. and TIMCO Aviation Services, Inc. (28)
10.91	Amendment No. 1 and Waiver, dated as of September 27, 2002, to Fifth Amended and Restated Credit Agreement, dated as of July 12, 2002 (29)
10.92	Amendment No. 2, Consent and Waiver, dated as of October 11, 2002, to Fifth Amended and Restated Credit Agreement, dated as of July 12, 2002 (29)
10.93	Stock Purchase Agreement between Ducommun Incorporated and TIMCO Aviation Services, Inc., dated as of October 2, 2002 (29)

10.94	Purchase and Sale Agreement, dated October 4, 2002, between LJH, Ltd. and AVSRE, L.P. relating to the purchase of the Company’s Dallas, Texas facilities (29)
10.95	Lease between LJH, Ltd., as landlord, and Aircraft Interior Design, Inc., as tenant, dated October 4, 2002, for the property located at 2659 Nova Drive, Dallas, Dallas County, Texas (29)
10.96	Subordinated Term Promissory Note, dated October 11, 2002, made in favor of LJH, Ltd. in the original amount of $1.3 million (29)
10.97	Keepwell Agreement, dated as of October 11, 2002, by LJH, Ltd. in favor of the Company’s senior revolving credit lenders (29)
10.98	Amendment No. 4, Consent and Limited Waiver to Fifth Amended and Restated Credit Agreement (1)
10.99	Amendment, Consent and Waiver Agreement No. 16 for Lease Agreement and Certain Other Operative Agreements (1)
10.100	Term Promissory Note in the face amount of $7,350,000 in favor of LJH, Ltd. (1)
10.101	Sublease Agreement between LJH, Ltd. and the Company for the Goodyear facility (1)
10.102	Employment Agreement between the Company and Roy T. Rimmer, Jr. (1)
10.103	Stock Option Agreement between the Company and Roy T. Rimmer, Jr. (1)
10.104	Employment Agreement between the Company and C. Robert Campbell (1)
10.105	Employment Agreement between the Company and Jack Arehart (1)
21.1	Subsidiaries of the Company (1)
23.1	Consent of KPMG LLP (1)
25.1	Statement of Eligibility of Trustee on Form T-1 (22)
99.1	Certifications by CEO and CFO under Section 302 of Sarbanes-Oxley Act of 2002
99.2	Certifications of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002 (furnished but not filed)

Notes to Exhibits

(1)  Filed herewith

(2)  Incorporated by reference to Aviation Sales’ Registration Statement on Form S-1 dated April 15, 1996 (File No. 333-3650)

(3)  Incorporated by referenced to Aviation Sales’ Registration Statement on Form S-4 dated March 26, 1998 (File No. 333-48669)

(4)  Incorporated by reference to Amendment No. 1 to Aviation Sales’ Registration Statement on Form S-1 dated June 6, 1996 (File No. 333-3650)

(5)  Incorporated by reference to Aviation Sales’ Annual Report on Form 10-K for the year ended December 31, 1996

(6)  Incorporated by reference to Aviation Sales’ Current Report on Form 8-K dated December 17, 1998

(7)  Incorporated by reference to Aviation Sales’ Annual Report on Form 10-K for the year ended December 31, 1998

(8)  Incorporated by reference to Aviation Sales’ Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 1999

(9)  Incorporated by reference to Aviation Sales’ Current Report on Form 8-A filed November 15, 1999

(10)  Incorporated by reference to Aviation Sales’ Current Report on Form 8-K filed on March 27, 2000

(11)  Incorporated by reference to Aviation Sales’ Current Report on Form 8-K filed on June 13, 2000

(12)  Incorporated by reference to Aviation Sales’ Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2000

(13)  Incorporated by reference to Aviation Sales’ Current Report on Form 8-K filed on September 22, 2000

(14)  Incorporated by reference to Aviation Sales’ Quarterly Report on Form 10-Q for the quarter and nine months dated September 30, 2000

(15)  Incorporated by reference to Aviation Sales’ Current Report on Form 8-K filed on December 18, 2000

(16)  Incorporated by reference to Aviation Sales’ Current Report on Form 8-K filed on March 1, 2001

(17)  Incorporated by reference to Aviation Sales’ Annual Report on Form 10-K for the year ended December 31, 2000

(18)  Incorporated by reference to Aviation Sales’ Current Report on Form 8-K filed May 25, 2001

(19)  Incorporated by reference to Aviation Sales’ Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2001.

(20)  Previously filed with Aviation Sales’ Registration Statement on Form S-4 filed September 14, 2001.

(21)  Incorporated by reference from Aviation Sales’ Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2001.

(22)  Previously filed with Aviation Sale’s Amendment No. 2 to Registration Statement on Form S-4 filed December 13, 2001.

(23)  Incorporated by reference to Aviation Sales’ Current Report on Form 8-K filed March 5, 2002

(24)  Previously filed with Aviation Sales’ Amendment No. 3 to Registration Statement on Form S-4 filed January 9, 2002.

(25)  Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 2001

(26)  Incorporated by reference to Form 8-K dated July 12, 2002

(27)  Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002

(28)  Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(29)  Incorporated by reference to Quarterly Report of Form 10-Q for the quarter ended September 30, 2002

(30)  Incorporated by reference to Aviation Sale’s proxy statement dated January 9, 2002

(B)  REPORTS ON FORM 8-K

The Company did not file a Current Report on Form 8-K during the fourth quarter of 2002.

(C)  EXHIBITS

For exhibits, see Item 14(A)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMCO AVIATION SERVICES, INC.
(Registrant)

BY: /s/ Roy T. Rimmer, Jr.	May 14, 2003

Roy T. Rimmer, Jr., Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE AND TITLE:	DATE:

/s/ Roy T. Rimmer, Jr. Roy T. Rimmer, Jr. Chairman and Chief Executive Officer (Principal Executive Officer)	May 14, 2003

/s/ Gil West Gil West President (Principal Operating Officer)	May 14, 2003

/s/ C. Robert Campbell C. Robert Campbell Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 14, 2003

/s/ Jack Hersch Jack Hersch Director	May 14, 2003

/s/ Philip B. Schwartz Philip B. Schwartz Director	May 14, 2003

/s/ Steven L. Gerard Steven L. Gerard Director	May 14, 2003

/s/ Stephen E. Gorman Stephen E. Gorman Director	May 14, 2003

CONSOLIDATED FINANCIAL STATEMENTS OF TIMCO AVIATION SERVICES, INC.

AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2000, 2001 and 2002:

Independent Auditors’ Report

The Board of Directors
TIMCO Aviation Services, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheet of TIMCO Aviation Services, Inc. and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders’ deficit and comprehensive income and cash flows for the year then ended. In connection with our audit of the 2002 consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts for the year ended December 31, 2002. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. The consolidated balance sheet as of December 31, 2001 and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss and cash flows and financial statement schedule of valuation and qualifying accounts for the two years then ended of TIMCO Aviation Services, Inc. and subsidiaries were audited by other auditors who have ceased operations. Those auditors’ report on such consolidated financial statements and financial statement schedule was dated April 16, 2002, except with respect to the matter discussed in the first paragraph of the Liquidity section of note 1, as to which the date was April 19, 2002. Such report was unqualified, before the revision described in note 16 to the accompanying consolidated financial statements, and included an explanatory paragraph which raised substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of TIMCO Aviation Services, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule for the year ended December 31, 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has net working capital and stockholders’ deficits that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

As discussed above, the 2001 and 2000 consolidated financial statements of TIMCO Aviation Services, Inc. and subsidiaries were audited by other auditors who have ceased operations. As described in note 16, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2001 and 2000 in note 16 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of the TIMCO Aviation Services, Inc. and subsidiaries other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

KPMG LLP

Greensboro, North Carolina
March 28, 2003, except for note 18,
which is as of May 14, 2003

The following report is a copy of a previously issued Report of Independent Public Accountants. This report relates to prior years financial statements. This report has not been reissued by Arthur Andersen LLP.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To TIMCO Aviation Services, Inc.:

We have audited the accompanying consolidated balance sheets of TIMCO Aviation Services, Inc. (a Delaware corporation formerly known as Aviation Sales Company) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1, 7 and 11, the Company’s senior debt ($59.3 million at December 31, 2001) comes due in July 2002 and August 2002, and the Company has insufficient liquidity to repay these loans. This matter raises substantial doubt as to the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are discussed in Notes 1, 7 and 11. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Miami, Florida,
April 16, 2002 (except with respect to the matter discussed in the first paragraph of the Liquidity section of Note 1, as to which the date is April 19, 2002).

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2002

ASSETS	(In thousands, except share data)
Current Assets:
Cash and cash equivalents	$—	$339
Accounts receivable, net of allowance of $11,335 and $9,704 in 2001 and 2002, respectively	26,936	17,762
Inventories	41,544	21,631
Income tax receivable	6,236	—
Prepaid insurance	1,670	2,316
Other current assets	2,293	1,272

Total current assets	78,679	43,320
Equipment on lease, net	360	—
Fixed assets, net:
Capitalized lease asset previously held for sale	—	24,794
Property and equipment, net	38,471	33,516

	38,471	58,310
Goodwill, net	26,124	26,124
Deferred financing costs, net	6,637	2,206
Capitalized lease asset held for sale	25,240	—
Other	3,774	1,066

Total assets	$179,285	$131,026

LIABILITIES AND STOCKHOLDERS’DEFICIT
Current Liabilities:
Accounts payable	$25,969	$14,564
Accrued expenses	18,242	16,460
Accrued interest	12,113	854
Current maturities of notes payable	22,000	—
Current maturities of capital lease obligations	25,450	1,101
Revolving loan	12,074	2,179
Customer deposits	14,820	12,739
Net liabilities of discontinued operations	5,395	3,574
Other	5,363	2,026

Total current liabilities	141,426	53,497
Long-term Liabilities:
Senior subordinated notes, net:
Old notes due 2008	164,437	16,247
New notes due 2006	—	115,800
Junior subordinated notes due 2007, net	—	2,613
Notes payable to financial institutions, net of current portion	—	8,500
Notes payable to related party	—	1,300
Capital lease obligations, net of current portion	3,890	27,734
Deferred income	36	1,641
Other long-term liabilities	863	456

Total long-term liabilities	169,226	174,291
Commitments and Contingencies (See notes)
Stockholders’ Deficit:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none outstanding, 15,000 shares designated Series A Junior participating	—	—
Common stock, $.001 par value, 500,000,000 shares authorized, 1,501,532 and 31,640,994 issued and outstanding at December 31, 2001 and 2002, respectively	2	32
Additional paid-in capital	153,277	180,830
Accumulated deficit	(284,646)	(277,624)

Total stockholders’ deficit	(131,367)	(96,762)

Total liabilities and stockholders’ deficit	$179,285	$131,026

     The accompanying notes are an integral part of these consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,

	2000	2001	2002

	(In thousands, except share data)
Operating Revenues:
Sales, net	$333,289	$262,303	$181,760
Other	4,788	1,837	213

Total operating revenues	338,077	264,140	181,973
Cost of sales	353,331	259,647	179,705

Gross (loss) profit	(15,254)	4,493	2,268
Operating expenses	74,580	64,305	16,107

Loss from operations	(89,834)	(59,812)	(13,839)
Interest expense	20,347	25,778	14,174
Charge for settlement of class action litigation	—	—	4,410
Charge for valuation allowance on notes receivable from KAV Inventory, LLC	—	37,900	—
Other expense (income) – net	882	7,738	(4,197)

Loss before income taxes, discontinued operations, and extraordinary gain	(111,063)	(131,228)	(28,226)
Income tax expense (benefit)	4,810	621	(3,800)

Loss from continuing operations before discontinued operations and extraordinary gain	(115,873)	(131,849)	(24,426)
Discontinued Operations:
Operations, net of income taxes	(23,432)	—	4,169
Loss on disposal, net of income taxes	(72,325)	(9,386)	—

Loss before extraordinary gain	(211,630)	(141,235)	(20,257)
Extraordinary gain resulting from debt restructuring, net of income taxes of $0	—	—	27,279

Net (loss) income	$(211,630)	$(141,235)	$7,022

Basic and Diluted (Loss) Income Per Share:
Loss from continuing operations	$(77.17)	$(87.81)	$(0.94)
(Loss) income from discontinued operations	(63.77)	(6.25)	0.16
Extraordinary gain	—	—	1.05

Net (loss) income	$(140.94)	$(94.06)	$0.27

Weighted average shares outstanding:
Basic and Diluted	1,501,532	1,501,532	26,015,218

     The accompanying notes are an integral part of these consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) and

COMPREHENSIVE INCOME (LOSS)

				Retained	Total Stockholders’
			Additional	Earnings	Equity (Deficit)
			Paid-in	(Accumulated	and Comprehensive
	Common Stock		Capital	Deficit)	Income (Loss)

	(In thousands, except share data)

	Shares	Amount

Balance as of December 31, 1999	1,501,532	$2	$150,301	$68,219	$218,522
Net loss and comprehensive loss	—	—	—	(211,630)	(211,630)

Balance as of December 31, 2000	1,501,532	2	150,301	(143,411)	6,892
Net loss and comprehensive loss	—	—	—	(141,235)	(141,235)
Warrants issued to stockholders for providing credit support	—	—	2,892	—	2,892
Warrants issued to stockholders in connection with the sale of an asset	—	—	46	—	46
Warrants issued to third parties	—	—	38	—	38

Balance as of December 31, 2001	1,501,532	2	153,277	(284,646)	(131,367)
Net income and comprehensive income	—	—	—	7,022	7,022
Net proceeds from issuance of common stock to stockholders in connection with rights offering	24,024,507	24	19,782	—	19,806
Common stock issued to senior subordinated noteholders in connection with note exchange offer	4,504,595	5	3,744	—	3,749
Warrants issued to senior subordinated noteholders in connection with note exchange offer	—	—	785	—	785
Common stock issued to third party for services	360,360	—	631	—	631
Common stock issued in settlement of class action litigation	1,250,000	1	1,149	—	1,150
Warrants issued in settlement of class action litigation	—	—	760	—	760
Warrants issued to shareholders for credit support	—	—	702	—	702

Balance as of December 31, 2002	31,640,994	$32	$180,830	$(277,624)	$(96,762)

     The accompanying notes are an integral part of these consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2000	2001	2002

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(211,630)	$(141,235)	$7,022
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss (income) from discontinued operations	95,757	9,386	(4,169)
Extraordinary gain on restructuring of debt	—	—	(27,279)
Charge for class action settlement	—	—	4,410
Gain on Kellstrom settlement, net of cash proceeds	—	—	(1,173)
Gain on sale leaseback transaction	—	—	(1,811)
Gain on sale of subsidiary	—	(5,664)	(279)
Depreciation and amortization	11,511	9,106	5,530
Amortization of deferred financing costs	2,622	5,875	5,527
Provision for inventory obsolescence	3,525	2,699	7,768
Provision for doubtful accounts	20,343	9,502	846
Charge to reserve notes receivable from KAV Inventory, LLC	—	37,900	—
Write-down of long-lived assets	7,808	33,940	—
Equity (income) loss of affiliate, net of income taxes	(43)	6,573	—
Proceeds from sale of equipment on lease, net of gain	3,188	3,282	—
Income on non-refundable lease deposit	—	(2,204)	—
Expense from issuances of warrants	—	84	—
Deferred income taxes	1,492	—	—
Loss on sale of affiliate	859	—	—
Write-down of stockholder note	200	—	—
Change in working capital:
Decrease in accounts receivable	4,025	28,680	7,831
Decrease in inventories	35,472	2,321	9,198
Decrease in other current assets	26,248	1,278	6,716
(Increase) decrease in other non-current assets	(4,078)	5,151	2,708
Increase (decrease) in accounts payable	16,266	(2,047)	(10,995)
Increase (decrease) in accrued expenses	4,723	(1,816)	(5,971)
Increase (decrease) in customer deposits	6,973	7,261	(2,081)
(Decrease) increase in deferred income	(1,077)	—	1,605
(Decrease) increase in other liabilities	(3,457)	7,504	1,197

Net cash provided by operating activities	20,727	17,576	6,600

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of subsidiary	—	21,290	9,062
Proceeds from sale leaseback with related party, net of transaction fees	—	—	2,246
Purchases of fixed assets	(9,802)	(778)	(3,560)
Cash used in acquisitions, net of cash acquired	—	—	(1,271)
Payments from related parties	106	1,792	—
Investment in joint venture	(3,734)	(339)	—
Proceeds from sale of joint venture	1,455	—	—
Net proceeds from the sale of discontinued operations	175,315	—	—

Net cash provided by investing activities	$163,340	$21,965	$6,477

     The accompanying notes are an integral part of these consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	For the Years Ended December 31,

	2000	2001	2002

	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of amounts under senior debt facility	$460,593	$314,510	$200,910
Repayment of amounts under senior debt facility	(694,214)	(346,825)	(210,805)
Issuance of common stock in rights offering	—	—	19,806
Payment for old notes in note exchange offer	—	—	(5,081)
Payment of expenses related to exchange offer	—	—	(5,031)
Proceeds of term loan with financial institutions	15,500	12,000	—
Payment of term loan with financial institutions	—	(5,500)	(13,500)
Proceeds of term loan with related party	—	—	1,300
Payments on equipment loans	(201)	(998)	—
Payments on capital leases	(147)	(9,000)	(476)
Payment of deferred financing costs	(10,525)	(3,794)	(3,122)
Payments on other notes payable	(3,750)	—	—

Net cash used in financing activities	(232,744)	(39,607)	(15,999)

Net cash provided by discontinued operations	27,246	66	3,261
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(21,431)	—	339

CASH AND CASH EQUIVALENTS, beginning of period	21,431	—	—

CASH AND CASH EQUIVALENTS, end of period	$—	$—	$339

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$39,705	$12,470	$7,362

Income taxes paid (refunded)	$1,028	$60	$(11,458)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Value of common stock and warrants issued in connection with note exchange offer and loan origination	$—	$—	$4,534

Value of common stock and warrants issued in connection with settlement of class action litigation	$—	$—	$1,910

Value of warrants issued to stockholders for providing credit support	$1,079	$2,892	$702

Value of common stock issued to third party for services	$—	$38	$631

Notes received from sale of inventory to KAV Inventory, LLC	$29,400	$8,500	$—

Acquisition of capitalized lease asset	$—	$34,240	$—

Value of warrants issued to stockholders in connection with the sale of an asset	$—	$46	$—

     The accompanying notes are an integral part of these consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except Per Share Data)

NOTE 1 — DESCRIPTION OF BUSINESS, LIQUIDITY, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

TIMCO Aviation Services, Inc. (“TAS” or the “Company”), formerly known as Aviation Sales Company, is a Delaware corporation, which through its subsidiaries, provides aircraft maintenance, repair and overhaul (“MR&O”) services to commercial passenger airlines, air cargo carriers, aircraft leasing companies, maintenance and repair facilities and aircraft parts redistributors throughout the world. In July 2002, the Company sold its flight surface repair operation based in Hot Springs, Arkansas. Additionally, in May 2001 the Company sold its component repair operation based in Miramar, Florida. The results of these two businesses are included in the accompanying consolidated results from continuing operations. Also, in December 2000, the Company sold substantially all of the assets of its parts redistribution operation, new parts distribution operation and manufacturing operations. The results of operations for these businesses are included in the accompanying consolidated statements of operations as discontinued operations. See Note 3 for further discussion.

On February 28, 2002, the Company completed a significant restructuring of its capital and equity, including a note exchange and rights offering. See Note 13 for further discussion. Concurrent with the completion of the note exchange and rights offering, the Company changed its capitalization by increasing the number of its authorized shares of common stock from 30,000 shares to 500,000 shares and by reducing the number of its issued and outstanding shares of common stock by converting every ten shares of its issued and outstanding common stock into one share. Additionally, the Company changed its corporate name from “Aviation Sales Company” to “TIMCO Aviation Services, Inc.” All share and per share data contained herein reflects completion of the one-share-for-ten-shares reverse stock split.

LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. On several occasions during 2001 and 2002, the Company has been out of compliance with certain of the covenants contained in the Company’s credit agreement with its senior lenders and under its tax retention operating lease (“TROL”) financing arrangement (which facility is recorded as a capitalized lease asset previously held for sale). The Company’s senior lenders and the TROL financing lender waived all of the covenant violations, which included non-payment defaults under their respective facilities that were waived on April 19, 2002, that have occurred during 2001 and 2002 and the Company was in compliance, as waived and amended, with its senior credit agreements at December 31, 2001 and 2002. Finally, since May 31, 2000, the Company has amended and restated its senior credit facility and amended its senior credit facility and its TROL financing lease on several occasions. See Notes 5 and 7 for amendments agreed to during fiscal 2002.

For the year ended December 31, 2002, the Company incurred losses from continuing operations of $24,426, had net working capital and stockholders’ deficits as of December 31, 2002, and continued to require additional cash flow above amounts currently being provided from operations to meet its working requirements. Additionally, as a result of current year operating activities, the Company was not in compliance at December 31, 2002 with debt covenant requirements under its Amended Credit Facility and Tax Retention Operating Lease (TROL). Subsequent to year-end, the Company obtained a waiver of non-compliance with all financial covenants and have thereby cured these covenant violations. The Company has also entered into agreements that reset financial covenant requirements for the Amended Credit Agreement and TROL financing arrangements (see Note 18). Also, as a result of the state of the general economy, the rising price of jet fuel, a significant decline, from calendar year 2000, in passenger airline travel, the currently on-going war in Iraq, and a greater than 15% competitive reduction in airfare prices, the airline industry, and thus the Company’s customer base, has been significantly impacted. The result for some carriers has been the filing for protection under Chapter 11 of the United States Bankruptcy Code. These factors have also resulted in some of the Company’s competitors exiting the maintenance, repair, and overhaul business.

The Company’s ability to service the debt and note obligations, as they come due, including maintaining compliance with the covenants and provisions under the Amended Credit Facility, TROL Financing Agreement, $5.0 million BofA Term Loan, New Notes, Old Notes, and Junior Notes and the new financing described in Note 18, is dependent upon the Company’s future financial and operating performance. This performance, in turn, is subject to various factors, including certain factors beyond the Company’s control, such as changes in conditions affecting the airline industry and changes in the overall economy. The high leverage position of the Company could have a material impact on the Company’s liquidity and this leverage position makes the Company vulnerable to economic downturns.

Cash flow from operations service payments of the Company’s debt and note obligations, thereby reducing funds available for other purposes. Even if the Company is able to meet the debt service and other obligations when due, the Company may not be able to comply with the covenants and other provisions under the debt and note obligations. A failure to comply, unless waived by the lenders and noteholders, would be an event of default and would permit the lenders and noteholders to accelerate the maturity of these debt and note obligations. It would also permit them to terminate their commitments to extend credit under the financing agreements. The Amended Credit Facility and the TROL financing agreement also provide for the termination of the financing agreements and repayment of all obligations in the event of a material adverse change in the Company’s business or a change in control, as defined. These actions would have an immediate material adverse effect on the Company’s liquidity. If the Company was unable to repay the debt to the lenders or obligations to the noteholders, or otherwise obtain a waiver, the lenders and holders could proceed against the collateral securing the financing obligations and notes, and exercise all other rights available to them. While management does not believe it is probable that the Company will fail to comply with the quarterly financial covenants in fiscal 2003, such a scenario is reasonably possible.

Even in light of the extenuating situation that faces the Company, the overall economy, and the state of the airline industry, the Company has made significant efforts in addressing liquidity constraints. The efforts of the Company have focused on implementing debt reduction initiatives and focusing the Company’s operations on its overhaul, repair, and maintenance businesses. As a result of this operational strategic focus, in July 2002, the Company completed the sale of substantially all of the assets and business of its Aerocell Structures, Inc. (“Aerocell”) flight surfaces operation. The net sales price was $9,600 (subject to post closing adjustments), of which $9,062 was received in cash at the closing. The Company used the proceeds from the sale to repay $7,000 of term loans. The remainder, net of expenses, has been used for working capital (see Note 3). Additionally, in May 2001, the Company completed the sale of the assets of its Caribe Aviation (“Caribe”) component repair operation. The sales price was $22,500, of which $21,290 was received in cash at the closing, and the balance of which was received in 2002. The Company used $10,000 of the proceeds from the sale to repay the revolving credit debt and $5,500 to repay borrowings under outstanding term loans. The balance, net of expenses, was used for working capital (see Note 3). Also, the purchaser of Caribe acquired the real estate and facility on which the Caribe operation was located for an aggregate purchase price of $8,500. The proceeds from the sale of the real estate and facility were used to reduce the outstanding TROL financing (see Note 7). Finally, as discussed in Note 3, during 2000 and 2001 the Company sold substantially all of the assets of its parts redistribution operation, new parts distribution operation, manufacturing operations, and one of its MR&O operations. The proceeds from all of these sales, which exceeded $195,000, were used to repay senior indebtedness.

In addition to the sales of these businesses, in October 2002, the Company sold its real estate and fixtures located at the Company’s Aircraft Interior Design, Inc. (AID) operation in Dallas, Texas, to the Company’s principal stockholder. The gross selling price for these assets was approximately $2,400. Concurrent with this sale, the Company entered into a ten-year lease agreement with the principal stockholder for a majority of these assets. See Note 8 for further discussion of this sale-leaseback activity.

A second component to the Company’s strategic focus has been the reduction in the levels of outstanding debt. In July 2002, the Company completed a refinancing of all of its senior debt. In the refinancing, the Company obtained a $30,000 senior revolving credit facility and new a $7,000 senior term loan, both due January 31, 2004, and used the proceeds from these new senior credit facilities to repay amounts outstanding under its previous revolving credit agreement and under a previously outstanding $12,000 senior term loan (see Note 5). In addition to refinancing the Company’s senior revolving credit facility and senior term loan, in July 2002 the Company also restructured its $10,000 senior secured term loan with Bank of America. In this restructuring, $2,500 of the original $10,000 was satisfied by a related party. The consideration given to this related party was a transfer of real property, which based on a third party appraisal had a fair market value of $1,500, and a $1,000 cash payment, which was paid with the proceeds from the sale of Aerocell. Additionally, $2,500 of the original $10,000 was satisfied from the proceeds of the Aerocell sale. The residual $5,000 has been extended until January 31, 2004 (see Note 5). In summary, the Company used the proceeds from the Aerocell sale to reduce the outstanding term debt as follows: (i) $3,500 was used to reduce term debt due to the Company’s revolving credit and term lenders, (ii) $2,500 was used to repay term debt due August 14, 2002, and (iii) $1,000 was used to repay term debt due in January 2004. Finally, in July 2002, the Company restructured its TROL financing arrangement to a three year, $25,200 capital lease liability (see Note 7).

In addition to the financing transactions discussed above, subsequent to year-end, the Company closed on a new financing arrangement with the principal stockholder of the Company, as well as, revised portions of the Company’s current Amended Credit Facility. See Note 18 for a description of these transactions.

In addition to the sale of non-core business segments and debt refinancing activities, other liquidity initiatives of the Company have included the closure of two of the Company’s airframe heavy maintenance MR&O facilities, consolidation of the operations of one of its component overhaul MR&O operations from two facilities to one, reduction of headcount at all of the MR&O facilities and implementation of salary and benefit reductions that affected virtually all employees all for the purpose of lowering operating expenses. Further, although the Company expects to be able to meet its working capital requirements in 2003 from its available resources and from other sources, including funds available under its revolving credit facility, from operations, from sales of assets and further equity and/or debt infusions, there can be no assurance that the Company will have sufficient working capital or that such other sources of funding will be available to the Company to meet its obligations.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Investments in joint ventures are accounted for under the equity method of accounting. All significant intercompany transactions and balances have been eliminated.

ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Principal estimates made by the Company include the estimated losses on disposal of discontinued operations, provisions to reduce inventory to the lower of cost or fair value, the estimated profit or loss to be recognized as aircraft maintenance, design and construction services are performed, the allowances for doubtful accounts and notes receivable, the realizability of its investment in affiliates, the recoverability of its long-lived assets and goodwill, medical benefit accruals, the estimated fair value of the facilities under capital leases, and the accruals for litigation and environmental costs. A principal assumption made by the Company is that inventory will be utilized and realized in the normal course of business and may be held for a number of years.

RECLASSIFICATIONS

For comparative purposes, certain amounts in the 2000 and 2001 financial statements have been reclassified to conform with the 2002 presentation.

CASH AND CASH EQUIVALENTS

The Company considers all deposits with an original maturity of three months or less to be cash equivalents.

REVENUE RECOGNITION

Revenues from aircraft maintenance service are recognized and unbilled receivables are recorded based upon the percentage of completion method. Unbilled receivables are billed on the basis of contract terms (which are generally on completion of an aircraft) and deliveries. The Company changed its method of accounting for revenue at its engine overhaul facility in the second quarter of 2001, whereby such revenues are recognized upon shipment of the overhauled engine. Prior to this change, revenue was recognized as services were performed based upon a percentage of completion method. The change in the method of accounting for revenue at the Company’s engine overhaul facility did not have a material impact on the Company’s financial position or current or prior period results of operations. Also, the Company exchanges rotable parts in need of service or overhaul for new, overhauled or serviceable parts in its inventory for a fee. Fees on exchanges are recorded as sales at the time the unit is shipped. In addition, gain on sales of equipment on lease is included in other operating revenue in the accompanying consolidated statements of operations.

With respect to discontinued operations, all of which were sold during 2000, repairs and sales of aircraft parts were recognized as revenue when a unit was shipped and title had passed to the customer or when a repaired unit was returned to the customer. Transfers of inventory to customers, which included a related acquisition of inventory from the same third party for a similar amount, were not recognized as revenue. Certain of the discontinued operations also warehoused and sold inventories on behalf of others under consignment arrangements. Sales of aircraft parts from consignment inventories were recorded as revenue upon shipment of the unit, since pursuant to the terms of these consignment arrangements the Company acquired title to the consigned inventory immediately prior to sale. As such, these sales were reflected on a gross basis. The Company also performed inventory repair management and warehouse management services for customers on a contractual basis.

ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

The Company provides MR&O services to commercial airlines, air cargo carriers, distributors, maintenance facilities, corporate aircraft operators and other companies. The Company performs periodic credit evaluations of its customers’ financial conditions and provides allowances for doubtful accounts as required. Accrued sales not billed for aircraft maintenance services are billed on the basis of contract terms (which are generally on completion of an aircraft) and deliveries. Accrued sales not billed amounted to $8,534 and $9,320 at December 31, 2001 and 2002, respectively, and are included in accounts receivable in the accompanying consolidated balance sheets. Additionally, billings in excess of costs approximated $5,363 and $2,026 at December 31, 2001 and 2002, respectively, and are included in other current liabilities in the accompanying consolidated balance sheets.

The Company’s top ten customers accounted for approximately 56.2%, 76.4%, and 81.6% of operating revenues, respectively, for the years ended December 31, 2000, 2001 and 2002. One customer accounted for 14.0%, 31.8%, and 23.9% (and is currently in a Chapter 11 proceeding), a second customer accounted for 0%, 10.2%, and 18.3%, a third customer accounted for 8.5%, 9.1%, and 11.9%, and a fourth customer accounted for 7.8%, 6.6%, and 10.5% of operating revenues for the years ended December 31, 2000, 2001 and 2002, respectively. No other customer accounted for more than 10% of operating revenues during 2000, 2001 and 2002. One customer accounted for 30.3% and a second customer accounted for 23.6% of accounts receivable as of December 31, 2001. While the relative significance of customers varies from period to period, the loss of, or significant curtailments of purchases of our services by, one or more of our significant customers at any time would adversely affect our revenue and cash flow. As of December 31, 2002, one customer accounted for 17.4%, a second customer accounted for 15.3%, and a third customer accounted for 12.6% of accounts receivable. In each case, the largest customer is an airline currently in a Chapter 11 proceeding. As a result of these and other credit exposures identified within our customer base (including exposures relating to the Company’s largest customer, which is currently in a Chapter 11 proceeding), during the fourth quarter of 2002 the Company recorded additional bad debt provision of approximately $1,300.

INVENTORIES

Inventories, which consist primarily of new, overhauled, serviceable and repairable aircraft parts, are stated at the lower of cost or fair value on primarily a specific identification basis. In instances where bulk purchases of inventory items are made, cost is determined based upon an allocation by management of the bulk purchase price to the individual components. Expenditures required for the recertification of parts are capitalized as inventory and are expensed as the parts associated with the recertification are sold. Cost of inventory includes raw materials, labor and overhead. The Company maintains raw materials, work in progress and finished goods inventories in support of its operations. At December 31, 2001 and 2002, inventories consisted of the following:

	2001	2002

Finished goods	$24,289	$11,083
Work in progress	16,812	9,739
Raw materials	26	715
A-300 aircraft	417	94

	$41,544	$21,631

The Company recognizes a write-down to inventory to reduce the carrying value to the lower of cost or market value. In determining fair value, the Company assumes that its inventory will be utilized in the normal course of business and not on a liquidation basis. Such inventory may be held for periods beyond one year. Write-downs of inventory during 2000, 2001, and 2002 were $3,525, $2,699, and $7,768, respectively.

INVESTMENTS

During May 2000, the Company liquidated its investment in a joint venture. In connection with the disposition of the joint venture, the Company recorded a charge of $859, which is included in other expense (income) in the accompanying consolidated statement of operations.

In August 1999, the Company obtained a 50% interest in a limited liability corporation that designs, manufactures and installs an FAA approved conversion kit that converts certain Boeing 727 aircraft from passenger configuration to cargo configuration. The initial investment was $2,500. During 2000 and 2001, the Company invested an additional $3,734 and $339, respectively, in the form of cash advances and services. The Company accounts for this investment under the equity method. Sales to date have been minimal and the Company has incurred losses to date in fulfilling these sales. Realizability of this investment is dependent on the ability of the limited liability corporation to attract new business during future periods at rates sufficient to cover its costs including the investment made by the Company. As a result of economic and industry conditions, the Company wrote down the full carrying value of this investment (approximately $6,400) in the third quarter of 2001. Such write-down was reflected in operating expenses within the accompanying consolidated statement of operations. The Company has no additional funding obligations or guarantees of liabilities for this limited liability corporation.

The total carrying value of equity investments at December 31, 2001 and 2002 was $-0-. Summarized results of operations for equity investments for the years ended December 31, 2000, 2001 and 2002 are as follows:

	2000	2001	2002

Net sales	$725	$1,450	$—
Gross profit	(75)	(215)	—
Net income (loss)	(75)	(215)	—

NOTES RECEIVABLE FROM KAV INVENTORY, LLC

Notes receivable is comprised of notes due from KAV Inventory, LLC (“KAV”), a 50% owned limited liability company which acquired all of the aircraft and engine spare parts inventory and the engine inventory of the Company’s redistribution operation as discussed in Note 3. These notes bear interest at 14% and are subordinated in all respects to certain institutional financing of KAV. Because of the contingencies related to collectibility, recognition of interest income under the notes has been deferred and such interest will be recognized as collected, which will follow collection of all outstanding principal amounts. During 2001, for the reasons discussed in Note 3, the Company recorded a valuation allowance for the full value of these notes. Overall sales activities for this entity in 2002 have been minimal.

EQUIPMENT ON LEASE

The Company leases engines and spare parts inventories to customers in the airline industry on a worldwide basis through noncancellable operating leases ranging from one to ten year terms. Operating lease income is recognized on a straight-line basis over the term of the underlying leases and is included in other operating revenue in the accompanying consolidated statements of operations. The cost of equipment on lease is amortized, principally on a straight-line basis, to the estimated remaining net realizable value over the shorter of the lease term or the economic life of the equipment. The Company has been actively liquidating its leased assets portfolio and as of December 31, 2002, all equipment leases have expired and the Company is no longer in the equipment leasing business. The cost and accumulated amortization of equipment on lease are as follows:

	December 31,

	2001	2002

Equipment on lease, at cost	$1,034	$1,034
Accumulated amortization	(674)	(1,034)

	$360	$0

Deposits of $36 as of December 31, 2001 received on outstanding leases are recorded as deferred income in the accompanying consolidated balance sheet and have been applied in connection with the final settlement of these leases. Amortization expense on equipment on lease amounted to $1,035, $244, and $360, respectively, for the years ended December 31, 2000, 2001 and 2002.

FIXED ASSETS, NET

Fixed assets are stated at cost, and at December 31, 2001 and 2002, consisted of the following:

	Depreciable Life	2001	2002

Land		$114	$—
Buildings	29 years	5,366	—
Capitalized lease asset previously held for sale	40 years	—	25,327
Machinery and equipment	3 to 7 years	33,091	35,502
Furniture and fixtures	3 to 5 years	2,483	2,441
Leasehold improvements	Shorter of lease
	term or useful life	31,065	34,134

		72,119	97,404
Accumulated depreciation		(33,648)	(39,094)

		$38,471	$58,310

For financial reporting purposes, the Company provides for depreciation of fixed assets using the straight-line method at annual rates sufficient to amortize the cost of the assets less estimated salvage values over the assets’ estimated useful lives. Maintenance and repair expenditures are charged to expense as incurred, and expenditures for improvements and major renewals are capitalized. The carrying amounts of assets which are sold or retired and the related accumulated depreciation are removed from the accounts in the year of disposal, and any resulting gain or loss is reflected in the statement of operations. Depreciation expense amounted to $8,815, $6,768, and $5,170 respectively, for the years ended December 31, 2000, 2001 and 2002.

Impairments of long-lived assets are recognized when events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable and the Company’s estimate of undiscounted cash flows over the assets’ remaining estimated useful life are less than the assets’ carrying value. Measurement of the amount of impairment may be based upon appraisals, market values of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset. Due to the economic environment and the depressed status of the aviation industry, including the market for overhaul services relating to JT8D engines and components, heavy airframe maintenance relating to earlier generation aircraft and refurbishment of interiors, and based upon the results of operations of the Company, during the year ended December 31, 2001 the Company recognized charges totaling $15,690 relating to an impairment of leasehold improvements and fixed assets related to these operations, which is included in operating expenses in the consolidated statement of operations. Additionally, the Company recognized in 2001 a charge of $2,853 relating to impairment of leasehold improvements at another facility. Throughout 2002 and for the year ended December 31, 2002, the Company has reviewed the carrying value of long-term fixed assets for impairment and has concluded that the estimated future operating cash flows anticipated to be generated during the remaining life of these assets support the current net carrying value of these assets, thus, no impairment charges have been recorded for the year ended December 31, 2002.

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of Accounting Principles Board Opinion (APB) No. 30, “Reporting the Results Of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 effective January 1, 2002 with no material impact on its consolidated financial statements.

INTANGIBLE ASSETS

Costs associated with obtaining financing are included in the accompanying consolidated balance sheets as deferred financing costs and are being amortized over the terms of the loans to which such costs relate. Amortization of deferred financing costs included in continuing operations for the years ended December 31, 2000, 2001 and 2002 was $2,622, $5,875, and $5,527, respectively, and is included in interest expense in the accompanying consolidated statements of operations. Amortization of deferred financing costs included in discontinued operations for the year ended December 31, 2000 was $11,039. During 2000, the Company completed sales of certain of its operations and assets and the liquidation of a joint venture, and used the proceeds to repay senior indebtedness outstanding under the Credit Facility. See Notes 3 and 5. As a result of these dispositions, during 2000 the Company’s commitment under its Credit Facility was reduced and the Company wrote off the deferred financing costs of $5,407 that related to that reduction, of which $1,074 was included in amortization of deferred financing costs in continuing operations and $4,333 was included in amortization of deferred financing costs in discontinued operations. Additionally, during 2002, in conjunction with the Company’s capital and equity restructuring (see Note 13), deferred financing costs of $2,728 were written off. In accordance with SFAS No. 15, this charge was included as a reduction to the extraordinary gain that was recorded and included within the accompanying consolidated statement of operations for the year ended December 31, 2002. The cost and accumulated amortization of deferred financing costs as of December 31, 2001 and 2002 is as follows:

	2001	2002

Original basis	$23,764	$24,860
Accumulated amortization	(17,127)	(22,654)

	$6,637	$2,206

Goodwill amortization expense for the years ended December 31, 2000, 2001 and 2002 was $2,490, $1,900, and $0, respectively. Goodwill and accumulated amortization at December 31, 2001 and 2002 are as follows:

	2001	2002

Original basis	$31,135	$31,135
Accumulated amortization	(5,011)	(5,011)

	$26,124	$26,124

In April 2000, a customer which represented a significant portion of the operations at one of the Company’s heavy airframe maintenance facilities filed for protection under the U.S. bankruptcy code. As a result of this event, the Company temporarily closed this facility in 2000 and has determined that the goodwill relating to this operating entity and certain capitalized contract costs associated with the customer were impaired. Additionally, as previously discussed, the economic environment and depressed status of the aviation industry, including the market for JT8D engine overhaul services, has caused the Company to determine that the goodwill relating to its engine overhaul facility was impaired. Accordingly, during the years ended December 31, 2000 and 2001, the Company recorded charges of $7,808 and $6,397, respectively, to write off the carrying value of the goodwill and contract costs, which is included in operating expenses in the accompanying consolidated statement of operations for the years ended December 31, 2000 and 2001.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Intangible Assets.” SFAS No. 142 eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with defined lives and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 applies to goodwill and intangible assets arising from transactions completed before and after the Statement’s effective date of January 1, 2002 and requires that goodwill no longer be amortized, but tested for impairment at least annually. The Company recorded goodwill amortization of $2,490, 1,900, and $0 for the years ended December 31, 2000, 2001, and 2002, respectively. At December 31, 2002, the Company had net goodwill of $26,124, which is subject to the new impairment tests prescribed under the statement. The Company adopted SFAS No. 142 on January 1, 2002. In accordance with SFAS No. 142, the Company has elected July 31, 2002 as it annual impairment assessment date. The Company has completed its initial impairment assessment as of January 1, 2002 and its annual impairment assessment as of July 31, 2002, and has concluded that no impairment charge is required at this time. Absent a significant change in the Company’s operating environment, the Company’s assessment of goodwill impairment will next be re-evaluated as of July 31, 2003 (the annual assessment date).

CUSTOMER DEPOSITS

In the normal course of its business, the Company may receive payments from customers in excess of costs that it has expensed on contracts. These deposits do not extend beyond a short-term period.

DEFERRED INCOME

Advance payments and deposits received on operating leases are initially deferred and subsequently recognized as the Company’s obligations under the lease agreements are fulfilled. As previously discussed, as of December 31, 2002 all lease agreements have expired and the Company is no longer in the equipment leasing business.

As discussed in Note 8, during the fourth quarter of 2002 the Company sold its real estate and fixtures located at one of the Company’s subsidiaries to the Company’s principal stockholder. Simultaneous with this sale, the Company entered into a lease agreement with the principal stockholder for significantly all of these assets. As the lease agreement qualifies for sale-leaseback accounting, the Company has deferred the gain on sale of approximately $1,700 and will amortize this gain to income over the term of the lease agreement. The unamortized deferred income as of December 31, 2002, which approximated $1,641, is reflected as deferred income within the accompanying consolidated balance sheet and will be amortized over the 10-year term of the lease.

ENVIRONMENTAL COSTS

Environmental expenditures that relate to current operations are expensed as incurred. Remediation costs that relate to existing conditions caused by past operations are accrued when it is probable that these costs will be incurred and can be reasonably estimated. Environmental expenses are included in operating expenses in the accompanying consolidated statements of operations.

STOCK COMPENSATION PLANS

As permissible under SFAS No. 123, “Accounting For Stock-Based Compensation,” the Company accounts for all stock-based compensation arrangements using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued To Employees,” as interpreted by Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting For Certain Transactions Involving Stock Compensation”. Accordingly, no compensation cost is recognized for stock option awards granted to employees at or above fair market value.

The following table illustrates the effects on net income and earnings per share if the Company had applied the fair value recognition of FASB Statement No. 123 to stock-based employee compensation:

	Years Ended December 31,

	2000	2001	2002

Net (loss) income – as reported	$(211,630)	$(141,235)	$7,022
Additional expense	(1,055)	(2,170)	(2,391)
Net (loss) income – pro forma	(212,685)	(143,405)	4,631
Net (loss) income per share, basic and diluted – as reported	(140.94)	(94.06)	0.27
Net (loss) income per share, basic and diluted – pro forma	(141.65)	(95.51)	0.18

INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under SFAS 109, deferred tax assets or liabilities are computed based upon the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability from period to period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance would be included in the provision for deferred income taxes in the period of change. See Note 11.

FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, customer deposits, and liabilities of discontinued operations approximate fair value due to the short maturity of the instruments and the provision for what management believes to be adequate reserves for potential losses. Management believes the fair values of the revolving loan, BofA Term Loan, capital leases, and related party loans approximate the carrying amounts of the obligations in the accompanying consolidated balance sheets because management believes the interest rate of those obligations to be fair market interest rates. At December 31, 2002, the aggregate carrying value of the New Notes, Old Notes, Junior Notes, and Amended Term Loan approximated $138,160, while the fair value of these obligations approximated $131,866.

COMPREHENSIVE INCOME (LOSS)

For all periods presented, comprehensive income (loss) is equal to net income or loss.

SEGMENT REPORTING

The Company operates its businesses as a single segment: airline MR&O services.

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Under Statement 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates Statement 4 and as a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Additionally, this Statement amends SFAS No. 13, “Accounting for Leases”, such that lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in a similar manner as a sale-leaseback. This Statement became effective for the Company on January 1, 2003. As a result of adoption, the Company will reclassify the $27,279 gain on debt extinguishment to be included with continuing operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for certain qualifying employee termination benefits. This Statement became effective for exit or disposal activities initiated by the Company after December 31, 2002.

In October 2002, the FASB Emerging Issues Task Force (EITF) issued Summary No. 2, Supplement No. 4 of EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. The focus of this issue, as related to the Company, is the accounting for service arrangements in which separate units of accounting is required, and how the consideration should be allocated among these separate, identifiable units. As the Company maintains certain customer service contracts that include multiple aircraft, the Company has reviewed this issue as it relates to the Company’s revenue recognition policy. As of December 31, 2002, no material impact or change to the Company’s revenue recognition policy has been identified based upon the release of this EITF.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statement No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The Company is currently evaluating the impact of this interpretation on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure; an amendment of FASB Statement No. 123”. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statement regarding the method of accounting used for stock-based employee compensation and the effect of the method used on reported results. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included within these notes to the consolidated financial statements. The Company has currently decided to continue to use the intrinsic value method for accounting for stock-based employee compensation.

NOTE 2—BUSINESS COMBINATIONS

In October 2002, the Company completed the purchase of the outstanding stock of Brice Manufacturing Company (Brice) for a purchase price of $1,272 and the assumption of approximately $1,385 of liabilities. Brice, located in Pacoima, California, manufactures and markets an extensive range of aircraft seats, seat related products and services to airlines, leasing companies, airframe manufacturers, and overhaul facilities throughout the world. Brice also maintains over four thousand parts manufacturing authorizations (PMA’s) which encompass all seat types. The acquisition has been accounted for under the purchase method of accounting and accordingly, the purchase price has been fully allocated to the assets purchased and liabilities assumed based upon the fair values at the date of acquisition. The result of operations for Brice have been included in the accompanying consolidated statement of operations from the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Accounts receivable	$779
Inventory	1,366
Property and equipment, net	405	Accounts Payable	$324
Other assets	107	Accrued Expenses	1,061

Total assets		Total liabilities
acquired	$2,657	assumed	$1,385

The Company financed its purchase of Brice through a loan from the Company’s principal stockholder. In conjunction with the closing, the Company borrowed $1,300. The principal stockholder has also agreed to loan the Company additional amounts equal to the Company’s costs relating to the Brice acquisition and amounts required to fund any monthly shortfalls of earnings before interest, taxes, depreciation and amortization (EBITDA) from Brice’s operations (the “Keepwell” agreement). From the date of acquisition through December 31, 2002, there has been approximately $60 of funding requirements. The Company’s note to its principal stockholder is unsecured, bears interest at LIBOR plus 5.5% and is due on the earlier of January 31, 2004 or the termination of the revolving credit facility. The terms of this loan were modified subsequent to year-end. See Note 18.

NOTE 3—SALE OF OPERATING ENTITIES

In July 2002, the Company completed the sale of substantially all of the assets and business of its Aerocell Structures operations. The net sales price was $9,600 (subject to post-closing adjustments described below), of which $9,062 was received in cash at the closing. The Company used the proceeds from the sale to repay $3,500 of its new $7,000 term loan due to its senior lenders, and $3,500 to repay the $2,500 BofA Loan due August 14, 2002 and a $1,000 related party loan. The remainder, net of expenses, was used for working capital. For the year ended December 31, 2002, the Company has recorded a $300 gain as a result of this sale. The results of operations for Aerocell are included within income from continuing operations through the date of this sale.

Pursuant to the asset purchase agreement relating to the sale, the Company has represented to the buyer that the value of the Aerocell assets at the closing date was at least $11,700. The agreement provides procedures relating to the determination of the closing date value of the Aerocell assets and requires a post-closing payment to the purchaser (on a dollar-for-dollar basis) if it is ultimately determined that the closing date value of the Aerocell assets was lower than the targeted amount. The Company and the purchaser are in the process of reconciling the closing date value of the Aerocell assets.

The Agreement also provides that certain funds held in escrow ($500) will be held to support certain indemnification rights provided in the Agreement, and, provided that no claims for indemnity have been asserted, $250 of the funds being held in escrow will be released six months after the Closing Date and the balance of the funds being held in escrow will be released one year after the Closing Date. As a result of unresolved purchase price issues, the escrow balance that was due at the end of January 2003 has not yet been released. Upon resolution of these items, any residual balance, after an offset of purchase price adjustments, will be released. The Agreement also provides that the Company will receive certain rebates in the future for work which the Company helps procure for the Purchaser. However, before any such amounts are payable under this rebate, the Purchaser will receive a credit to the extent that certain specified inventory of Aerocell is not sold within one year following the Closing Date. There is also additional inventory of Aerocell as to which the Company will have to pay up to $200 in cash one year from the Closing Date if that inventory has not been sold or consumed by that date. For all contingency exposures relating to the sale of Aerocell, which include working capital adjustments and potential inventory repurchases, the Company has established certain accruals as of December 31, 2002 in the aggregate amount of $450.

In May 2001, the Company completed the sale of the assets of its Caribe Aviation (“Caribe”) component repair MR&O operation. The purchase price was $22,500, of which $21,750 was received in cash at the closing and the balance was received in 2002. The Company used $10,000 of the proceeds from the sale of Caribe to repay the Credit Facility (defined below) and $5,500 to repay borrowings under the Company’s outstanding term loans. The balance, net of expenses of $460, was used for working capital. In addition, the purchaser acquired the real estate and facility on which the Caribe operation was located for an aggregate purchase price of $8,500. The proceeds from the sale of the real estate and facility were used to reduce the principal balance of the Company’s outstanding tax retention operating lease (“TROL”) financing. See Note 7.

During 2001, the Company recognized a gain on the sale of Caribe Aviation and income on a non-refundable lease deposit that had previously been recorded as a long-term liability totaling $7,868 in the aggregate. These amounts are recorded in other expense (income) in the accompanying consolidated statements of operations. In addition, during 2001 the Company received settlements on accounts receivable of its former redistribution operation that had previously been fully reserved. These collections, totaling $2,645, are recorded as an offset to the loss from discontinued operations in the accompanying consolidated statements of operations.

In September 2000, the Company completed the sale of substantially all of the assets of its manufacturing operations for $40,299, after post-closing adjustments and excluding transaction expenses. The cash proceeds of the sale were used to repay senior indebtedness.

In December 2000, the Company completed the sale of substantially all of the assets and business of its redistribution operation in a series of transactions intended to constitute a single transaction (the “Transaction”). The aggregate purchase price received in the Transaction was $156,400, approximately $127,000 of which was paid in cash ($122,000 after payment of transaction expenses). The net proceeds of the Transaction were used to repay senior indebtedness. As part of the Transaction, the Company acquired a 50% interest in a limited liability company, KAV Inventory, LLC (“KAV”). KAV was organized by the Company and Kellstrom Industries, Inc. (“Kellstrom”). Substantially all of the aircraft and engine spare parts inventory and the engine inventory of the Company’s redistribution operation, as well as certain rotable parts inventories from two of the Company’s MR&O operations, were sold to KAV for 89% of the closing date book value of such inventory

($148,600, subject to post-closing adjustments). Consideration for the sale of inventory was comprised of cash of approximately $105,500 (borrowed by KAV from a financial institution without recourse to the Company other than the letter of credit referred to below) two senior subordinated notes, each in the principal amount of $13,700 (one of which was sold to Kellstrom in the second component of the Transaction for $13,700 in cash), and one junior subordinated note in the principal amount of $15,700. The notes bear interest at 14% per annum and are subordinated in all respects to KAV’s institutional financing. In addition, the Company issued an $8,500 letter of credit to secure, in part, KAV’s institutional financing (see discussion below). Further, the Company and Kellstrom each advanced $2,300 to KAV to allow it to pay fees and costs relating to its institutional financing. The Company and Kellstrom are entitled to receive reimbursement of these advances after payment of the institutional financing and prior to repayment of the senior subordinated notes.

KAV’s sole business is the liquidation of the inventory it acquired from the Company. As part of the Transaction, KAV entered into an agreement to consign all of its inventories to Kellstrom. The consignment agreement specifies that all of the proceeds from sales of the inventory, less a consignment commission to Kellstrom of 20%, will be used to pay interest and principal on KAV’s institutional debt. After the institutional debt is paid in full, proceeds from the sale of inventory would be used to reimburse the Company and Kellstrom for advances made to KAV to allow it to pay fees and costs relating to its institutional financing, to pay adjustment notes, if any, resulting from post closing adjustments to the closing date book value of the inventory or notes arising from a draw on the letter of credit and thereafter to pay interest and principal on the two $13,700 senior notes. Interest and principal on the $15,700 junior note would be paid from the remaining proceeds from the sale of inventory, less a 35% consignment commission to Kellstrom. Under the consignment agreement, the Company has approval rights relating to the sale price of certain inventory. Because of the uncertainty regarding the collection of the notes, interest income on the notes is not being recognized and the Company has established valuation allowances for the principal balance of the notes. The projections of cash distributions to the Company are highly dependent upon the timing of the sales and the sale prices obtained by the Purchaser for KAV’s inventory.

The second component of the Transaction consisted of a sale of certain non- inventory assets of the redistribution operation to Kellstrom including one of the $13,700 senior subordinated notes described above, net of certain payables assumed by Kellstrom, for approximately $21,500, all of which was paid in cash. Under the terms of the Transaction, Kellstrom had the right after one year from the date of the Transaction to require the Company to repurchase receivables sold in accordance with the Transaction to the extent they remain uncollected. As of December 31, 2001, $5,238 of receivables sold pursuant to the Transaction had not been collected by Kellstrom and Kellstrom sought to put such receivables back to the Company. In addition, the purchase price for the sale of inventory and non-inventory assets was subject to post-closing adjustments as set forth in the Transaction agreements. See discussion below regarding the Post-Closing Resolution Agreement that globally settled outstanding issues with Kellstrom, including receivables that were sold pursuant to the Transaction and purchase price adjustments for inventory and non-inventory assets.

In addition, as part of the sale of the redistribution operation as described above, Kellstrom leased from the Company its 545,000 square foot facility in Miramar, Florida and, for a one-year period, certain furniture, fixtures and equipment used in the redistribution operation. Kellstrom had an option to acquire the furniture, fixtures and equipment during the term of the lease and after one year the Company had an option to require Kellstrom to acquire the assets, which could be extended by Kellstrom for six months under certain circumstances. Kellstrom had also entered into a sublease agreement relating to the redistribution operation’s warehouse and corporate headquarters facility for a five-year period, with the right to renew for five consecutive five-year periods at a market rental rate. The Company also entered into a non-competition agreement whereby the Company was restricted from engaging in the redistribution business for a period of up to five years. In addition, the Company entered into a cooperation agreement under which it agreed to provide repair services for the KAV parts inventory and Kellstrom’s parts inventory and Kellstrom agreed to supply parts to the Company’s MR&O operations. Similar to items described above in the second component of the Transaction, most items described herein have been modified by the Post-Closing Resolution Agreement established during fiscal 2002. See discussion below regarding this global settlement.

In July 2001, KAV’s institutional lender advised KAV that it was in default under its loan agreement and on October 5, 2001, the lender exercised its rights to call the outstanding institutional financing. Additionally, on October 18, 2001, the lender drew against the Company’s $8,500 letter of credit which immediately reduced KAV’s institutional financing by $8,500 and increased the Company’s notes receivable from KAV by $8,500. Kellstrom filed for bankruptcy in February 2002. As a result of these matters, and due to poor economic conditions in the redistribution industry and the aviation industry as a whole and lower than projected sales levels by KAV, during the quarter ended June 30, 2001 the Company recorded a valuation allowance against both the $13,700 senior note and the $15,700 junior note due from KAV which it holds. Additionally, the Company reserved $8,500 during the quarter ended September 30, 2001 for the additional note receivable from KAV that arose on October 18, 2001 when the Company’s letter of credit was drawn against. For the same reasons, during the 2001 second and third quarters, the Company recorded reserves totaling $5,081 and $2,600, respectively, relating to net assets of discontinued operations whose realizability is impacted by the operations and financial conditions of Kellstrom and KAV. In total, aggregate charges relating to these matters were $45,581 for the year ended December 31, 2001.

In July 2002, the Company closed on the transactions contemplated by the Post-Closing Resolution Agreement, dated as of June 10, 2002 (the “PCRA”) between the Company and Kellstrom. This settlement resolves and settles globally outstanding disputes between the Company and Kellstrom (the “Settlement”) relating to matters arising out of the Company’s December 2000 sale of substantially all of the assets of its redistribution operation to Kellstrom and which are discussed within the Transaction above.

As part of the Settlement:

a.	Kellstrom purchased certain furniture, fixtures and equipment (“FF&E”), approximately $7,700, net, from Aviation Sales Distribution Services Company (“ASDC”), a subsidiary of the Company, which equipment is being used by Kellstrom in the operation of its business;

b.	Kellstrom “put” certain uncollected, fully reserved accounts receivable, which were sold by ASDC to Kellstrom as part of the sale of the assets of the redistribution operation to the Company in accordance with the terms of the Asset Purchase Agreement, dated December 1, 2000, among Kellstrom, the Company and ASDC (the “APA”);

c.	Kellstrom and the Company resolved outstanding purchase price adjustment disputes under the APA;

d.	The Company and Kellstrom settled and setoff amounts (approximately $1,200) due and owing in the ordinary course between Kellstrom and the Company, including certain rental amounts owed by Kellstrom under the Miramar Lease (defined below);

e.	Kellstrom’s sub-lease (the “Miramar Lease”) of the Company’s 525,000 square foot Miramar, Florida warehouse and office facility (the “Miramar Facility”) was amended (the “Amended Kellstrom Lease”) to provide for a term of twenty (20) years with an annual minimum rental of $2.75 million for the first five years, $3.0 million for years six through ten and at fair market value thereafter (all subject to CPI increases). Further, the Amended Kellstrom Lease provides Kellstrom with a one-time right to terminate the Amended Kellstrom Lease upon the completion of the 7th lease year after the closing of the Settlement;

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

The closing of the Settlement resulted in a net cash payment to the Company of approximately $400. For the year ended December 31, 2002, the Company has recorded a gain of $1,600 for the Settlement transactions described above. This gain has been included within other income, net ($700) and income from discontinued operations ($900) within the accompanying consolidated statement of operations.

The closing of the Settlement occurred in connection with the sale of Kellstrom’s business to an entity, Kellstrom Aerospace, LLC, organized by Inverness Management LLC. As part of that sale, the Amended Kellstrom Lease was assigned to Kellstrom Aerospace LLC. Such sale, and the terms of the Settlement, were approved by the Bankruptcy Court in Kellstrom’s Chapter 11 bankruptcy proceeding.

In addition, simultaneous with the Settlement, the Company resolved certain purchase price adjustment issues with KAV under the Inventory Purchase Agreement, dated December 1, 2000, among the Company, ASDC and KAV. Further, the consignment agreement between KAV and Kellstrom (which has been assigned to Kellstrom Aerospace, LLC) and the loan arrangement between KAV and Bank of America were simultaneously amended.

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

In December 2000, the Company completed the sale of the stock of its subsidiary, Aviation Sales Bearings Company. In the transaction, the Company received net aggregate consideration of $17,700 inclusive of debt assumed by the purchaser. The net cash proceeds from the sale, which approximated $13,500, were used to reduce outstanding senior indebtedness. Also, as part of the transaction, the Company retained certain accounts receivable and inventories. Such retained assets are being sold and collected pursuant to consignment and collection agreements executed with the purchaser. Due to the age of these receivables and inventory, the Company recorded a charge of $2,800 during the quarter ended December 31, 2001 to provide a full reserve against any uncollected receivables and inventory still on hand. Collection of these receivables and sales of these inventories are included within income (loss) of discontinued operations within the accompanying consolidated statements of operations.

The net income (loss) of these operations (collectively the Company’s parts redistribution operations, new parts distribution operations, and manufacturing operations) prior to their respective disposal dates (net of income taxes) is included in the accompanying consolidated statements of operations under “discontinued operations.” Previously issued financial statements have been changed to reflect those operations as discontinued operations. Revenues from such operations through the disposal dates were $222,299 for the year ended December 31, 2000. The aggregate results of operations of the discontinued operations through the disposal dates, net of income tax provision of $624, was ($23,432) for the year ended December 31, 2000.

The provision for loss on disposal of discontinued operations reflected in the accompanying consolidated statement of operations for 2000 and 2001 of $72,325 and $9,386, respectively, includes the write-down of the assets of the operations to estimated net realizable values and accruals for certain liabilities offset by certain recoveries. No expected tax benefit has been recorded relating to the provision for loss on disposition as all loss carrybacks relating to the discontinued operations have been utilized and the Company has provided a full valuation allowance on its deferred tax assets (see Note 11).

A summary of the assets and liabilities of the discontinued operations as of December 31, 2001 and 2002 is as follows:

	2001	2002

Accounts receivable, net	$170	$—
Inventories, net	3,057	—
Other current assets	—	—
Fixed assets, net	9,434	—

Assets of discontinued operations	12,661	—
Accounts payable and accrued expenses	17,206	3,524
Notes payable	850	50

Liabilities of discontinued operations	$18,056	$3,574
Net liabilities of discontinued operations	$5,395	$3,574

The above amounts are net of valuation allowances of $32,507 and $9,466 as of December 31, 2001 and 2002, respectively.

NOTE 4—ADJUSTMENTS TO CARRYING VALUE OF CERTAIN ASSETS AND OTHER CHARGES

During the year ended December 31, 2000, the Company recorded charges totaling $6,638 relating to the disposal of three A-300 aircraft that it owned and an adjustment of $4,871 to the carrying value of leased assets. These charges are included in cost of sales in the accompanying consolidated statement of operations for the year ended December 31, 2000. In addition, during 2000, the Company recorded charges totaling $30,016 relating to the closure of its Oscoda heavy airframe maintenance facilities and bad debt allowances relating primarily to a customer who filed for bankruptcy in 2000 and a customer who ceased operations. These charges are included in operating expenses in the accompanying consolidated statement of operations for the year ended December 31, 2000.

During the year ended December 31, 2001, the Company recorded charges totaling $14,862 relating to costs associated with a closed facility, environmental accruals, long-lived asset impairments (see Note 1), severance for certain employees and reserves for customer specific inventory. Of these charges, $643 is included in cost of sales and $14,219 is included in operating expense in the accompanying consolidated statements of operations for the year ended December 31, 2001. As of December 31, 2001 and 2002, $2,017 and $841, respectively, are included within accrued liabilities for the above identified exposures.

NOTE 5—NOTES PAYABLE AND REVOLVING LOAN

Prior to July 2002, the Company had a revolving loan and letter of credit facility (the “Credit Facility”) of $37,500 with a group of financial institutions. On June 28, 2002, in anticipation of amending the Credit Facility, the Company voluntarily reduced its revolving loan and letter of credit facility from $37,500 to $30,000. On July 12, 2002, the Company entered into an agreement amending and restating its senior credit facilities with a syndicate of four lenders led by Citicorp USA Inc. and UPS Capital Corporation pursuant to the terms of a Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”). Under the Amended Credit Agreement, the Company has obtained a $30,000 senior secured revolving line of credit (the “Amended Revolving Credit Facility”) and a $7,000 senior secured term loan (the “Amended Term Loan” and collectively with the Amended Revolving Credit Facility, the “Amended Credit Facility”). Borrowings under the Amended Credit Facility are secured by a lien on substantially all of the Company’s assets and the borrowing base consists primarily of certain of the Company’s account receivables and inventory.

The Company utilized the proceeds from the Amended Credit Facility to repay outstanding borrowings under its previously outstanding revolving credit facility and its previously outstanding $12,000 senior secured term loan.

The interest rate on the Amended Revolving Credit Facility is, at the Company’s option, (a) prime plus 3% per annum, or (b) LIBOR plus 4.5% per annum. The Company has currently elected the prime option. The interest rate on the Amended Term Loan is 12% per annum. The Amended Revolving Credit Facility is due on January 31, 2004. The Amended Term Loan is due in quarterly installments of $500, commencing September 30, 2002, with the principal balance due in full on January 31, 2004. $3,500 of the Amended Term Loan was repaid from the proceeds of the Aerocell sale and has been applied first against current quarterly installments (current maturities) and second against long-term maturities. As a result, the Company does not reflect current obligations for the Amended Term Loan in the accompanying consolidated balance sheet.

The Amended Credit Agreement contains certain financial covenants regarding the Company’s financial performance and certain other covenants, including limitations on the amount of annual capital expenditures and the incurrence of additional debt, and provides for the termination of the Amended Credit Facility and repayment of all debt in the event of a material adverse change in the business or a change in control, as defined. A default under the Amended Credit Facility could result in a default under other agreements to which the Company is a party, including the TROL financing agreement. Generally, the Amended Credit Agreement requires mandatory repayments and reduction of the commitments thereunder from proceeds of a sale of assets or an issuance of equity or debt securities. Mandatory repayments are also required as a result of insufficient collateral to meet the borrowing base requirements thereunder or in the event the outstanding obligations under the Amended Credit Facility exceed the commitments thereunder. At December 31, 2002, the Company did not meet certain financial covenants and thus, was in violation of the Amended Credit Agreement. Subsequent to year-end, however, the Company has obtained a waiver of non-compliance with all financial covenants and has thereby cured the covenant violations. The Company has also entered into agreements that reset financial covenant requirements for the Amended Credit Agreement (see Note 18). As of December 31, 2002, $1,608 was available for borrowing under the Amended Credit Facility and outstanding letters of credit aggregated $11,526.

At June 30, 2002 the Company had a $12,000 (originally $15,500) term loan from the financial institution that was the agent under the Credit Facility. The term loan was senior secured debt, bore interest at 12% per annum and contained financial and other covenants that were consistent with the Credit Facility. As discussed in Note 1, the Company repaid $3,500 of this term loan from the proceeds of the sale of Caribe, and the remaining principal balance was to come due in July 2002. Proceeds from the Amended Credit Facility, established on July 12, 2002, were used to fully repay this $12,000 term loan. Additionally, under the original term loan agreement the Company granted the lender common stock purchase warrants to purchase 13 shares of the Company’s common stock exercisable for par value at any time until December 31, 2005. The put-right associated with these warrants was extended in connection with the July 2002 refinancing of the Company’s senior debt, thus, if the Amended Term Loan is not repaid in full, the warrants entitle the holder to require the Company to repurchase the warrants or common shares issued upon prior exercise of the warrants at $85.00 per share. As of December 31, 2002, the lender has not required the Company to repurchase any warrants. The Company has recorded the value of these warrants as additional deferred financing costs and accrued expenses and has amortized the deferred financing cost to interest expense over the original term of the loan (August 2002).

On July 12, 2002, the Company also restructured its outstanding $10,000 senior secured term loan with Bank of America. $5,000 of this loan (the “$5,000 BofA Term Loan”) is now due on January 31, 2004. The $5,000 BofA Term Loan continues to bear interest at the rate of LIBOR plus 2% and continues to be credit supported by two individuals, one of whom is the Company’s principal stockholder. Further, $2,500 of the original $10,000 BofA Term Loan, due August 14, 2002, was repaid from proceeds of the Aerocell sale.

The $2,500 balance of the original Bank of America term loan has also been repaid. At the closing of the term debt refinancing, one of the parties, who had provided credit support for this loan and who is a former executive officer and director of the Company, paid Bank of America $2,500, reducing the Company’s obligation under its term loan arrangements with Bank of America from $10,000 to $7,500 (which amount was then restructured as set forth above). The Company transferred to this party a 100,000 square foot warehouse facility in Pearland, Texas, which had previously been utilized by the Company’s redistribution operation, in satisfaction of $1,500 of the loan (which is at least as favorable a price, based on a third party appraisal, for this property as could have been obtained from an unaffiliated third party). In addition, the Company agreed to pay the remaining $1,000 balance of this loan, with interest at the rate of 12% per annum, on the earlier of the Company’s sale of Aerocell or January 31, 2004. As a result of the completed sale of Aerocell on July 31, 2002, the Company repaid the outstanding $1,000 of this loan.

For providing credit support for the $5,000 BofA Term Loan, the Company issued five-year warrants (exercisable upon grant) to purchase 750 shares of its unissued common stock at an exercise price of $1.05 per share to each of two individuals (warrants to purchase 1,500 shares of common stock in the aggregate), one of whom is the Company’s principal stockholder. Additionally, the Company paid approximately $50 in cash to both of these individuals. The Company has recorded the value of these warrants (approximately $700) and cash payment as deferred financing costs and is amortizing this amount to expense over the term of the $5,000 BofA Term Loan.

In connection with the original BofA Term Loan, the Company issued warrants to purchase 25 shares of its unissued common stock at an exercise price of $40.00 per share to each of four individuals, one of whom is the Company’s principal stockholder, one of whom is a former director and principal stockholder, and one of whom is a former executive officer and director of the Company. Each of these individuals provided credit support to the financial institution that advanced the loan proceeds. The Company recorded the value of these warrants ($2,536) as deferred financing costs and amortized this amount to expense over the term of the loan (through August 2002). In May 2001, the Company obtained a short-term increase in the term loan and thereafter repaid the additional borrowing from the proceeds of the Caribe sale. The Company’s principal stockholder provided credit support for the increased amount of the term loan and, in return, received a cash fee of $67 and warrants to purchase 33 shares of the Company’s common stock at an exercise price of $14.00 per share. The value of these warrants ($254) and the cash fee were charged to results of operations during the year ended December 31, 2001. The credit support provided by each of the related parties was in the form of a full and unconditional guaranty to the financial institution, up to a percentage amount, of any amounts required to be repaid to the financial institution.

The remaining Amended Revolving Credit Facility, as well as the remaining $8,500 in senior secured term loans (consisting of the remaining $3,500 balance of the Amended Term Loan and the $5,000 BofA Term Loan), are secured by a lien on substantially all of the assets of the Company.

Long-term debt at December 31, 2001 and 2002 consisted of the following:

	2001	2002

New Senior Subordinated Notes, due in 2006 interest (paid-in-kind) at 8.000% (“New Notes”)	$—	$115,800
Old Senior Subordinated Notes, due in 2008 interest at 8.125% (“Old Notes”)	164,437	16,247
Junior Subordinated Notes, due in 2007 interest (paid-in-kind) at 8.000% (“Junior Notes”)	—	2,613
Amended BofA Term Loan, due in 2004, interest at LIBOR plus 2.000% (3.380%)	—	5,000
Amended senior term loan with a financial institution, due in 2004, interest at 12%	—	3,500
Amended Revolving Credit Facility, due in 2004 interest at Prime plus 3.000% (7.250%)	—	2,179
Term loan with a related party, due in 2004 interest at LIBOR plus 5.500% (6.880%)	—	1,300
Term loan with a financial institution, due in 2002 interest at 12%	12,000	—
Term loan with a financial institution, due in 2002 interest at LIBOR plus 2.000% (3.840%)	10,000	—
Revolving credit facility, due in 2002 interest at Prime plus 3.000% (7.750%)	12,074	—

Less – Current maturities	34,074	2,179

Total long-term debt	$164,437	$144,460

The aggregate maturities of long-term debt for the five years subsequent to December 31, 2002 are $2,179, $9,800, $0, $115,800, $2,613, and $16,247 thereafter. Amounts outstanding under the Amended Revolving Credit Facility have been classified as current maturities in accordance with EITF 95-22.

Also, see Note 18 for a description of the financing transactions that occurred subsequent to year-end.

NOTE 6 – SUBORDINATED NOTES

NEW SENIOR SUBORDINATED NOTES DUE 2006

On February 28, 2002, in connection with the note exchange portion of the restructuring (see Note 13), the Company issued $100,000 face value in aggregate principal amount of 8.0% senior subordinated convertible paid-in-kind (“PIK”) notes (“New Notes”), which mature on December 31, 2006. The New Notes bear interest from the date of issuance and are payable at the Company’s option either in cash or paid-in-kind through the issuance of additional New Notes semiannually on June 30 and December 31 of each year. If the Company does not pay interest in cash as of an interest payment date, the Company will automatically be deemed to have paid such interest in-kind and additional New Notes in the amount of such interest payment will automatically be deemed to be outstanding from such date forward.

The New Notes are general unsecured obligations and are subordinated in right of payment to all current and future senior debt. The New Notes are fully and unconditionally guaranteed by substantially all of the Company’s existing subsidiaries and each subsidiary that will be organized in the future by the Company, unless such subsidiary is designated as an unrestricted subsidiary. The indenture provides that under certain circumstances, the Company may be able to designate current or future subsidiaries as unrestricted subsidiaries. Unrestricted subsidiaries will not be subject to many of the restrictive covenants set forth in the indenture. Subsidiary guarantees are joint and several, full and unconditional, general unsecured obligations of the subsidiary guarantors. Additionally, there are no significant restrictions that would preclude the parent company from obtaining funds, either through loan or dividend, from the subsidiary guarantor. Subsidiary guaranties are subordinated in right of payment to all existing and future senior debt of subsidiary guarantors, including the Amended Credit Facility, the $5,000 BofA Term Loan, and the TROL financing, and are also effectively subordinated to all secured obligations of subsidiary guarantors to the extent of the assets securing their obligations, including the Amended Credit Facility, the $5,000 BofA Term Loan, the new loan which was recently obtained from the Company’s principal stockholder (see Note 18), and the TROL financing.

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

The New Notes are redeemable for cash at the Company’s option at the following percentages of par plus accrued interest on the par value through the date of redemption: 2002 — 70.0%, 2003 — 72.5%, 2004 — 73.0%, 2005 — 75.625% and 2006 - 77.5%. The New Notes also provide that the holders will receive an aggregate of 4,500 shares of common stock if the New Notes are redeemed in 2002 or 2003 and an aggregate of 3,000 shares of common stock if the New Notes are redeemed in 2004, 2005 or 2006.

If the New Notes have not already been redeemed or repurchased, the New Notes, including those New Notes previously issued as paid-in-kind interest and all accrued but unpaid interest, will automatically convert on December 31, 2006 into an aggregate of 270,300 shares of common stock. Holders of New Notes will not receive any cash payment representing principal or accrued and unpaid interest upon conversion; instead, holders will receive a fixed number of shares of common stock and a cash payment to account for any fractional shares.

OLD SUBORDINATED NOTES DUE 2008

In 1998, the Company sold $165,000 of senior subordinated notes (“Old Notes”) with a coupon rate of 8.125% at a price of 99.395%, which mature on February 15, 2008. On February 28, 2002, $149,000 face value of these notes were cancelled as part of the note exchange in exchange for cash and securities, and substantially all of the covenant protection contained in the indenture relating to the remaining Old Notes was extinguished. As a result of the exchange offer and consent solicitation, $16,247 in aggregate principal amount, net of discount, of Old Notes remain outstanding at December 31, 2002. See Note 13 for a description of the note exchange. Interest on the Old Notes is payable on February 15 and August 15 of each year. The Old Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt, including indebtedness outstanding under the Amended Credit Facility, the $5,000 BofA Term Loan, the TROL financing arrangement, the new loan from the Company’s principal stockholder (see Note 18) and under facilities that may replace such facilities in the future, and to the New Notes. In addition, the Old Notes are effectively subordinated to all secured obligations to the extent of the assets securing such obligations, including the Amended Credit Facility, the $5,000 BofA Term Loan, the new loan from the Company’s principal stockholder and the TROL financing. As part of the Note Exchange, substantially all of the covenant protections contained in the indentures for the Old Notes was removed.

The Old Notes are fully and unconditionally guaranteed, on a senior subordinated basis, by substantially all of the Company’s existing subsidiaries and each subsidiary that will be organized in the future by the Company, unless such subsidiary is designated as an unrestricted subsidiary. Subsidiary guarantees are joint and several, full and unconditional, general unsecured obligations of the subsidiary guarantors. Additionally, there are no significant restrictions that would preclude the parent company from obtaining funds, either through loan or dividend, from the subsidiary guarantors. Subsidiary guarantees are subordinated in right of payment to all existing and future senior debt of subsidiary guarantors, including the Amended Credit Facility, the $5,000 BofA Term Loan, the new loan from the Company’s principal stockholder (see Note 18), and the New Notes, and are also effectively subordinated to all secured obligations of subsidiary guarantors to the extent of the assets securing their obligations, including the Amended Credit Facility, the $5,000 BofA Term Loan, and the new loan from the Company’s principal stockholder.

The senior subordinated notes are redeemable, at the Company’s option, in whole or in part, at any time after February 15, 2003, at the following redemption prices, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date: (i) 2003—104.063%; (ii) 2004—102.708%; (iii) 2005—101.354%; and (iv) 2006 and thereafter—100%. Upon the occurrence of a change in control, the Company will be required to make an offer to repurchase all or any part of each holder’s senior subordinated notes at a repurchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the repurchase date. There can be no assurance that the Company will have the financial resources necessary to purchase the senior subordinated notes upon a change in control or that such repurchase will then be permitted under the Amended Credit Facility.

JUNIOR SUBORDINATED NOTES DUE 2007

As discussed in Note 9, the Company’s settlement of its outstanding class action litigation became effective on September 20, 2002. As part of this settlement agreement, the Company issued $4,000 face value in aggregate principal amount of the Company’s new junior subordinated convertible PIK notes (“Junior Notes”). These notes bear interest at 8% and mature on January 2, 2007. The Junior Notes bear interest from September 20, 2002 and are payable at the Company’s option either in cash or paid-in-kind through the issuance of additional notes semiannually on June 30 and December 31 of each year. If the Company does not pay interest in cash as of an interest payment date, the Company will automatically be deemed to have paid such interest in-kind and additional Junior Notes in the amount of such interest payment will automatically be deemed to be outstanding from such date forward. The Junior Notes have been recorded as of September 20, 2002 (the effective date) at the then current redemption value of $2,500. The discount is being accreted to the maturity redemption value, due in January 2007, of approximately $4,400. The Junior Notes are general unsecured obligations and are subordinated in right of payment to all current and future senior debt, including the Company’s Amended Credit Facility, the $5,000 BofA Term Loan, the new loan from the Company’s principal stockholder (see Note 18), the TROL financing, and the New Notes and Old Notes.

The Junior Notes are redeemable for cash at the Company’s option at the following percentages of par plus accrued interest on the par value through the date of redemption: 2002 — 70.0%, 2003 — 72.5%, 2004 — 73.0%, 2005 — 75.625% and 2006 — 77.5%. The Junior Notes also provide that the holders will receive an aggregate of 144 shares of common stock if the Junior Notes are redeemed in 2002 or 2003 and an aggregate of 104 shares of common stock if the Junior Notes are redeemed in 2004, 2005 or 2006.

If the Junior Notes have not already been redeemed or repurchased, the Junior Notes, including those Junior Notes previously issued as paid-in-kind interest and all accrued but unpaid interest, will automatically convert on January 2, 2007 into an aggregate of 9,300 shares of common stock. Holders of Junior Notes will not receive any cash payment representing principal or accrued and unpaid interest upon conversion; instead, holders will receive a fixed number of shares of common stock and a cash payment to account for any fractional shares.

NOTE 7—TAX RETENTION OPERATING LEASE (TROL) FINANCING

In July 2002, the Company entered into an agreement amending its TROL financing arrangement (the “Amended TROL Financing Agreement”) initially established in December 1998 and, as amended, scheduled to mature in July 2002. Under the terms of the Amended TROL Financing Agreement, the maturity date of the TROL financing was extended until June 30, 2005 and the base monthly rental under the TROL was increased to the greater of: (i) the amount being received by the Company under its sublease for the Company’s Miramar facility plus, commencing July 1, 2003, an additional monthly payment by the Company, or (ii) $210.

The TROL financing arrangement was utilized to develop two facilities: (i) a corporate headquarters and warehouse facility, which is currently subleased to Kellstrom Aerospace, LLC, and (ii) a facility to house the Company’s Caribe operations, which was sold in May 2001. The lease contains financial covenants regarding the Company’s financial performance and certain other affirmative and negative covenants, with which the Company will be obligated to comply during the term of the lease.

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

The TROL financing contains certain financial covenants regarding the Company’s financial performance and certain other covenants, which overall mirror the covenant requirements under the Amended Credit Agreement, and provides for the termination of the TROL financing agreement and repayment of all debt in the event of a material adverse change in the Company’s business. At December 31, 2002, the Company did not meet certain financial covenants and thus, was in violation of the TROL financing agreement. Additionally, as a result of a cross default provision between the TROL and the Amended Credit Facility, for which the Company was in violation with financial covenants at December 31, 2002, the Company was also in violation of the TROL financing agreement. Subsequent to year-end, however, the Company has obtained a waiver of non-compliance with all financial covenants and has thereby cured the covenant violations (see Note 18). The Company has also entered into an agreement that resets financial covenant requirements for the TROL financing arrangement and the Amended Credit Facility.

The original TROL financing was a $43,000 loan facility provided by a financial institution. As discussed in Note 1, in conjunction with the sale of the Caribe operation, the purchaser of that business also acquired the real estate and facility used by the Caribe business for $8,500. These proceeds were used to repay a portion of the TROL financing. Additionally the Company had posted, as security for the benefit of the TROL lender, a $9,000 letter of credit, and in November 2001 the TROL lender drew down in full the $9,000 letter of credit. As a result of the lender drawing down on this letter of credit and other modifications made to the required lease payments, the Company determined that the lease qualified as a capital lease and the Company recorded a capitalized lease asset and a related capital lease liability in the amount of $34,200 for the quarter ended September 30, 2001. The capital lease liability was then reduced by the application of the proceeds of the $9,000 letter of credit. At that time, management estimated that the recorded value of the capitalized asset exceeded its fair market value by approximately $9,000 and recorded an impairment charge (included in operating expense) for that amount. Also during the third quarter of 2001, the Company made the decision to sell this facility. As a result, this lease has been presented within the accompanying consolidated financial statements as of December 31, 2001 as a capitalized lease asset held for sale. Additionally, as a result of this decision, no amortization expense has been recorded through the period ended March 31, 2002.

As of April 1, 2002, this capitalized lease asset held for sale no longer qualified for held for sale treatment, in accordance with SFAS No. 144, since the Company had then ceased its active marketing of this facility, and as of April 1, 2002, this asset was reclassified to an asset held for use. As certain criteria of SFAS No. 144 remain unachieved, this capitalized lease asset has remained within fixed assets, net within the accompanying consolidated balance sheet at December 31, 2002. Depreciation expense of approximately $340 was recognized for the nine-month period ended December 31, 2002. Finally, the Company and substantially all of its subsidiaries have guaranteed the repayment of the remaining $24,859 principal balance of the TROL financing. The TROL financing is secured by a lien on the real property and improvements comprising the facilities and on the fixtures therein.

The lease agreement has been amended on several occasions. Under the terms of an April 2001 amendment, two stockholders of the Company, one of whom is the Company’s principal stockholder, provided a guarantee in an amount up to $1,000. In exchange for providing their guarantee, the stockholders each received warrants to purchase 5 shares of the Company’s common stock at an exercise price of $17.50 per share, the value of which ($102) was charged to results of operations during 2001. Such guarantee was released in conjunction with the sale of Caribe and repayment of proceeds relating to the sale of the real estate and facility as discussed above. As part of the April 2001 amendment, the lessor also agreed to waive non-compliance with financial covenants, if any, through the period ended December 31, 2001. At certain times during 2001 and 2002, the Company was not in compliance with certain covenants contained in the lease agreement. However, the lessor has waived all such events of non-compliance.

NOTE 8—RELATED PARTY TRANSACTIONS

During December 2002, an entity controlled by the Company’s principal stockholder acquired the operating assets of Aviation Management Systems, Inc. (“AMS”) located in Phoenix, Arizona. Additionally, this entity assumed a lease with the City of Phoenix for facilities previously leased by AMS at Goodyear Airport. Just subsequent to year-end, the Company has entered into an operating sublease agreement with the principal stockholder to operate the business in the facilities that were previously leased to AMS. The term of the sublease is for three years with rental payments of $432 annually. Under the sublease agreement, the Company is also responsible for insurance, taxes and charges leaved by the City of Phoenix under the new lease. The leased facilities provide approximately 370 square feet at which MR&O services will be provided.

During October 2002, the Company sold its real estate and fixtures located at the Company’s Aircraft Interior Design, Inc. (AID) operation in Dallas, Texas, to the Company’s principal stockholder. The gross sale price for these assets was approximately $2,400, which was the estimated fair market value, based on a third party appraisal, on the sale date. Simultaneous with this sale, the Company entered into a lease agreement with the principal stockholder for substantially all of these assets. The term of this lease is ten years. Annual rental payments are approximately $300 per year, with the Company being responsible for, among other things, taxes, insurance and utilities. The sale and resulting leaseback qualify for sale leaseback accounting pursuant to SFAS No. 98, “Accounting for Leases”. The lease agreement qualifies as an operating lease and the Company has deferred the gain on sale of approximately $1,700 and will amortize this gain to income over the term of the lease agreement, as an offset to rent expense. Additionally, for the portion of the real estate that was not included within the subsequent lease agreement, the Company recorded a gain of approximately $100 for the year ended December 31, 2002.

As discussed in Note 2, the Company financed its purchase of Brice Manufacturing through a loan from the Company’s principal stockholder. In conjunction with the closing, the Company borrowed $1,300. The principal stockholder has also agreed to loan the Company additional amounts equal to the Company’s costs relating to the Brice acquisition and amounts required to fund any monthly shortfalls of earnings before interest, taxes, depreciation and amortization (EBITDA) from Brice’s operations. From the date of acquisition through December 31, 2002, there has been approximately $60 of funding requirements. The Company’s note to its principal stockholder is unsecured, bears interest at LIBOR plus 5.5% and is due on the earlier of January 31, 2004 or the termination of the revolving credit facility. This note was recently restructured. See Note 18.

The Company leased its former corporate headquarters and warehouse in Miami, Florida (the “Miami Property”) from an entity controlled by a former director and principal stockholder of the Company. The lease on the Miami Property called for annual payments in the amount of $893 expiring on December 2, 2014. In connection with the purchase of the Miami Property by the related party, the Company made an unsecured $2,466 loan to the related party, which bears interest at 8% per annum. The loan was being repaid in monthly installments with any remaining outstanding principal and interest due on December 2, 2004. In January 2001, the loan was sold to the current principal stockholder of the Company for 90% of the then outstanding principal balance of $2,006. In conjunction with the transaction, the Company granted to the current principal stockholder warrants to purchase 3 shares of common stock at an exercise price of $36.30 per share. The value of the warrants of $46 was charged to operating results and credited to additional paid-in capital. In March 2001, the Miami Property was sold and the Company was relieved of its remaining obligations under the lease agreement.

The Company also leases two facilities and periodically utilizes aircraft owned by a former director of the Company. Total expense incurred in relation to these items was $2,707, $407, and $300 in 2000, 2001, and 2002, respectively. This same former director sold Caribe and AIDI to the Company in 1998.

During 2002, the Company utilized an aircraft owned by its Chief Executive Officer. Expense associated with this use was $272, net of services provided on the aircraft totaling $39. All usage fees were no greater than would be charged by unaffiliated third parties and TIMCO’s fees for services on the aircraft were at our normal hourly rates. The Company did not utilize this aircraft during 2000 or 2001.

Four parties (one of which is an entity controlled by the Company’s principal stockholder) provided credit support to Kellstrom in the aggregate amount of $8,000 for the benefit of Bank of America, as agent under the Kellstrom Industries, Inc. senior credit facility, at the time of the closing of the Transaction (December 1, 2000). See Note 3 for particulars of the Transaction.

See Note 5 for a description of debt guarantees by certain directors and principal stockholders in connection with the original $10,000 term loan and the $5,000 Amended Term Loan to the Company. See Note 7 for a description of credit support provided by certain stockholders in connection with an amendment to the TROL financing lease.

NOTE 9—COMMITMENTS AND CONTINGENCIES

LITIGATION AND CLAIMS

Several lawsuits had been filed against the Company and certain of its former officers and directors, and its former auditors, in the United States District Court for the Southern District of Florida, which had been consolidated into a single lawsuit. The consolidated complaint, as amended in March 2000, September 2000 and September 2001, alleged violations of Sections 11 and 15 of the Securities Act of 1933 (“Securities Act”) and Sections 10(b) and 20(a) of, and Rule 10b-5 under, the Securities Exchange Act of 1934 (“Exchange Act”). Among other matters, the complaint alleged that the Company’s reported financial results in 1997, 1998 and 1999 were materially misleading and violated generally accepted accounting principles. The amended consolidated complaint sought damages and certification of two classes, one consisting of purchasers of the Company’s common stock in the Company’s June 1999 public offering and one consisting of purchasers of the Company’s common stock during the period between April 30, 1997 and April 14, 2000.

In May 2002, the Company entered into an agreement to settle these claims with all allegations against the Company and the other defendants being dismissed without any admission of liability or wrongdoing. Under the settlement agreement, the fairness of which was approved by the District Court, the Company has paid $11,500 in cash, all of which has been paid by the Company’s directors’ and officers’ liability insurance carrier, and has issued certain securities, as described, in full settlement of the claims. The securities issued are: (i) 1,250 shares of the Company’s authorized but unissued common stock, (ii) $4,000 of the Company’s new 8% Junior Subordinated Convertible PIK Notes due 2007 (with terms similar to, but structurally subordinated to, the New Notes), and (iii) five-year warrants to purchase 4,150 shares of the Company’s common stock at an exercise price of $5.16 per share, which are exercisable upon grant. The settlement became effective on September 20, 2002.

Since the settlement has now become effective, all securities to be issued as part of the settlement have been presented within the accompanying consolidated financial statements as issued and outstanding as of September 20, 2002. For the quarter ended March 31, 2002, the Company recorded the initial liability of $8,000 related to the value of the securities to be issued in this settlement. For the quarter ended June 30, 2002, the Company marked-to-market the securities to be issued in this settlement as a result of this revaluation, the Company recorded a gain of $1,875 for the quarter ended June 30, 2002. For the quarter ended September 30, 2002, the Company performed the final revaluation of the securities to be issued in this settlement and as a result of this second revaluation, with a measurement and effective date of September 20, 2002, the Company recorded a gain of $1,715 for the quarter ended September 30, 2002. Since the settlement has now become effective, no revaluations will be required in future periods. The cost recognized in fiscal 2002 related to this settlement totaled $4,410.

In November 2001, the Company had been sued by several former employees of its Oscoda, Michigan heavy airframe maintenance operation, on behalf of themselves and purportedly on behalf of a class of similarly situated employees, for alleged violations of the Worker Adjustment and Retraining Notification Act in connection with its spring 2001 temporary closure of that operation. The suit, which was filed in the U.S. District Court for the Eastern District of Michigan, sought back pay (including salary and accrued vacations) and other benefits for each of the affected employees for a sixty day period after such employees were terminated. In November 2002, without admitting liability, the Company entered into a settlement agreement relating to this suit, for which the fairness of this settlement has been approved by the U.S. District Court and is pending a vote of acceptance by the former employees. As part of the settlement, the Company has agreed to pay these former employees $1,150. As of December 31, 2002, this balance is included within accrued expenses on the accompanying consolidated balance sheet. Once this settlement has been accepted through the pending vote by the class of former Oscoda employees and is fully funded, all outstanding claims against the Company will be dismissed without any admission of liability or wrongdoing. While the settlement is expect to be accepted by the class of former employees, there can be no assurance of this expectation. If the settlement is not approved, the Company intends to vigorously contest this matter.

During the first quarter of 2000, the U.S. Securities and Exchange Commission initiated an inquiry into the Company’s accounting for certain transactions occurring prior to 2000. The Company has cooperated with the SEC in its inquiry.

The Company is also involved in various other lawsuits and contingencies arising out of its operations in the normal course of business.

In the opinion of management, the ultimate resolution of these claims and lawsuits will not have a material adverse effect upon the financial condition or results of operations of the Company.

SETTLEMENT WITH KELLSTROM

In July 2002, the Company closed on the transactions contemplated by the Post-Closing Resolution Agreement, dated as of June 10, 2002 (the “PCRA”) between the Company and Kellstrom Industries, Inc. (“Kellstrom”). The settlement resolves and settles globally outstanding disputes between the Company and Kellstrom (the “Settlement”) relating to matters arising out of the Company’s December 2000 sale of substantially all of the assets of its redistribution operation to Kellstrom. See Note 3.

ENVIRONMENTAL MATTERS

The Company is taking remedial action pursuant to Environmental Protection Agency and Florida Department of Environmental Protection (“FDEP”) regulations at TIMCO-Lake City. Ongoing testing is being performed and new information is being gathered to continually assess the impact and magnitude of the required remediation efforts on the Company. Based upon initial cost estimates provided by environmental consultants as of December 31, 2002, it was estimated that the total remaining testing, remediation and compliance costs for this facility would be approximately $1,400. To comply with the financial assurances required by the FDEP, we had issued a $1,400 standby letter of credit in favor of the FDEP. Subsequent to December 31, 2002, engineers of the FDEP presented updated information regarding the exposure at TIMCO-Lake City. The result of this updated information has concluded that the revised environmental liability approximates $1,200. As a result of this updated evaluation, the Company has lowered the environmental liability by $200 and has included this adjustment in operating expenses within the accompanying consolidated statement of operations for the year ended December 31, 2002. Additionally, the FDEP has allowed the Company to lower the standby letter of credit in favor of the FDEP to approximately $300. While this reduction may only be temporary, the Company is evaluating alternative means, outside of standby letter of credits, for meeting the financial assurance requirements established by the FDEP. In addition, testing and evaluation for all known sites on TIMCO-Lake City’s property is substantially complete and the Company has commenced a remediation program. The Company is currently monitoring the remediation, which will extend into the future. Based on current testing, technology, environmental law and clean-up experience to date, the Company believes that it has established an accrual for a reasonable estimate of the costs associated with its current remediation strategies.

Additionally, there are other areas adjacent to TIMCO-Lake City’s facility that could also require remediation. The Company does not believe that it is responsible for these areas; however, it may be asserted that the Company and other parties are jointly and severally liable and are responsible for the remediation of those properties.

Accrued expenses in the accompanying December 31, 2001 and 2002 consolidated balance sheets includes $1,961 and $1,474 related to obligations to remediate the environmental matters described above. Future information and developments will require the Company to continually reassess the expected impact of the environmental matters discussed above. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. These uncertainties include the extent of required remediation based on testing and evaluation not yet completed and the varying costs and effectiveness of remediation methods. In the opinion of management, the ultimate resolution of these environmental exposures will not have a material adverse effect upon the financial condition or results of operations of the Company.

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

The Company leases certain buildings and office equipment under operating lease agreements. For the years ended December 31, 2000, 2001 and 2002, rent expense under all leases amounted to $8,090, $6,398, and $4,721, respectively.

Minimum rental commitments under all leases with remaining non-cancellable lease terms of one year or more as of December 31, 2002 are as follows:

	Operating Leases	Capital Leases

Years Ending December 31,

2003	$5,454	$2,966
2004	5,040	3,182
2005	4,691	24,389
2006	4,742	432
2007	4,719	432
Thereafter	29,246	4,930
Interest	—	(7,496)

	$53,892	$28,835

Included within the above operating lease commitments are obligations to related parties of $286 for each year 2003 through 2007 and $1,426 thereafter. Additionally, while not reflected as reductions to the rental commitments above, the Company has sublease income (as related to the non-cancellable lease term) related to a property financed by a capital lease of $2,750 for each year 2003 through 2006, $2,854 for 2007, and $7,750 thereafter.

NOTE 10—PREFERRED SHARE PURCHASE RIGHTS

On November 2, 1999, the Company declared a dividend distribution of one Preferred Share Purchase Right (a “Right”) on each outstanding share of its common stock. Each Right will entitle stockholders to buy one one-thousandth of a share of newly created Series A Junior Participating Preferred Stock of the Company at an initial exercise price of $90.00. In general, the Rights become exercisable if a person or group hereafter acquires 15% or more of the outstanding common stock of the Company or announces a tender offer for 15% or more of the common stock. The Board of Directors will in general be entitled to redeem the Rights at one percent per Right at any time before any such person hereafter acquires 15% or more of the outstanding common stock.

In March 2000, the Company amended the rights agreement to allow one of its stockholders to acquire beneficial ownership of up to 25% of the outstanding shares of the Company. Simultaneously, the stockholder agreed not to engage in certain activities without the prior approval of a majority of the Company’s disinterested board members. In December 2000, the rights agreement was further amended to allow the same stockholder to increase its beneficial ownership to up to 30% of the outstanding shares of the Company. The rights agreement was further amended in August 2001 to allow the same stockholder to enter into the lock-up agreement and the rights were cancelled in February 2002 in connection with the closing of the Company’s rights offering.

NOTE 11—INCOME TAXES

Income tax expense (benefit) relating to continuing operations for the years ended December 31, 2000, 2001 and 2002 consists of the following:

	2000	2001	2002

Current
Federal	$2,328	$621	$(3,800)
State	1,020	—	—

	3,348	621	(3,800)

Deferred
Federal	1,515	—	—
State	(53)	—	—

	1,462	—	—

Income tax expense (benefit) related to continuing operations	$4,810	$621	$(3,800)

Income tax expense (benefit) relating to continuing and discontinued operations for the years ended December 31, 2000, 2001 and 2002 consists of the following:

	2000	2001	2002

Current
Federal	$2,370	$621	$(3,800)
State	1,260	—	—

	3,630	621	(3,800)

Deferred
Federal	1,804	—	—
State	—	—	—

	1,804	—	—

Income tax expense (benefit) related to continuing and discontinued operations	$5,434	$621	$(3,800)

The tax effects of temporary differences that give rise to significant portions of net deferred tax assets as of December 31, 2001 and 2002 are as follows:

	December 31,

	2001	2002

Deferred tax assets, net:
Allowance for doubtful accounts	$13,865	$13,881
Accruals	9,132	4,129
Write down of investment	4,748	4,748
Inventories	3,905	8,187
Property and equipment	8,499	4,428
Spare parts on lease	(104)	14
Net operating loss/credit carry forwards	101,389	13,207
Other	(7,372)	(929)

	134,062	47,665
Less valuation allowance	(134,062)	(47,665)

Net deferred tax assets	$-0-	$-0-

As of December 31, 2002, the Company had federal net operating loss carryforwards of $33,049, $1,806 relating to pre-restructuring activities and $31,243 relating to post-restructuring activities. After the carryback of net operating losses to prior years and the completion of the note exchange and rights offering (see note 13), the amount of pre-restructuring net operating loss carryforwards available for use by the Company after February 28, 2002 is limited to $1,806, which may be utilized at a rate of approximately $90 per year, plus current year generated net operating losses. The balance may be carried forward for 20 years. The Company has established a valuation allowance to offset net deferred tax assets until it is more likely than not that these net deferred tax assets will be realized.

The reconciliation of the federal statutory rate and the Company’s effective tax rate on continuing operations is as follows for the years ended December 31, 2000, 2001 and 2002:

	2000	2001	2002

Federal income tax (benefit) at the statutory rate	(35.0)%	(35.0)%	(35.0)%
Increase in tax rate resulting from:
Losses not currently utilized	33.5	35.0	35.0
Change in net deferred tax asset	1.3	—	—
State income taxes, net of federal tax benefit	0.6	—	—
Temporary change in tax legislation	—	—	(13.5)
Other	3.9	0.4	—

Effective income tax rate	4.3%	0.4%	(13.5)%

Additionally, the Company applied for and received $11,061 of federal income tax refunds during the year ended December 31, 2002, as a result of carrying back net operating losses to offset taxable income from prior years. Of this amount, $3,800 has been recognized as an income tax benefit during 2002 and has resulted from favorable tax legislation passed by the U.S. Congress that temporarily extended the number of years that net operating losses could be carried back to offset taxable income. Prior to the passage of this legislation, these net operating losses were fully reserved, as it was determined to be more likely than not that the Company would not generate taxable income in the near future and the Company would not have the opportunity to benefit from these net operating losses.

NOTE 12—WEIGHTED AVERAGE SHARES

The Company utilizes provisions under Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings Per Share” for computing and presenting basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding during the year. Diluted earnings per share is based on the combined weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise of options and warrants. In computing diluted earnings per share, the Company has utilized the treasury stock method.

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows:

	Years Ended December 31,

	2000	2001	2002

Weight average shares outstanding used in calculating basic earnings per share	1,502	1,502	26,015
Effect of dilutive options and warrants	—	—	—

Weighted average common and common equivalent shares	1,502	1,502	26,015

Options and warrants outstanding which are not included in the calculation of diluted earnings per share because their impact
is antidilutive	225	437	240,045

NOTE 13—NOTE EXCHANGE AND RIGHTS OFFERING

In February 2002, the Company completed a significant restructuring of its capital and equity. The restructuring consisted of four parts. The first part was a reverse split (on a one-share-for-ten-shares basis) of the Company’s outstanding common stock, reducing its outstanding common shares from 15,000 shares to 1,500 shares (5% of the restructured entity) and an increase in the Company’s authorized shares from 30,000 shares to 500,000 shares. The second part was an offer to the holders of the Company’s Old Notes to exchange their Old Notes for up to $10,000 in cash, $100,000 of the New Notes, 4,500 shares of the Company’s common stock (15% of the restructured entity) and five-year warrants to purchase an additional 3,000 shares of common stock at an exercise price of $5.16 per share, which are exercisable upon grant, (collectively, the “Note Exchange”). A condition to the closing of the Note Exchange offer was that the holders of 80% or more of the outstanding Old Notes tender their Old Notes in the Note Exchange. The third part was a rights offering to the existing stockholders to raise funds to pay the cash portion of the Note Exchange offer and the expenses of the restructuring, and to provide the Company with working capital for ongoing business operations. In the rights offering, the Company offered 24,000 shares of common stock (80% of the restructured entity) to raise $20,000. In connection with the rights offering, Lacy J. Harber, the Company’s principal stockholder, agreed to purchase unsold allotments. The last part consisted of the issuance to the pre-restructuring holders of the Company’s common stock of five-year warrants to purchase an additional 3,000 shares of common stock at an exercise price of $5.16 per share, which are exercisable upon grant.

In the rights offering, the Company sold 12,000 shares of common stock to the existing stockholders (including Mr. Harber), and Mr. Harber purchased the balance of the shares (12,000 shares) pursuant to his obligation to purchase unsold allotments. In the Note Exchange, the Company exchanged approximately $149,000 face value of Old Notes (approximately 90% of the Old Notes) for $5,100 in cash, and all of the New Notes, shares and warrants described above. The Company used the net proceeds of the rights offering, approximating $10,000 after payment of the cash proceeds of the Note Exchange, accrued interest on the Old Notes not tendered, and expenses of the restructuring, to reduce trade payables and to provide working capital for the Company’s ongoing business operations. The restructuring has been recorded in accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.” As a result of the restructuring, the Company recognized an extraordinary gain of $27,300, net of $0 tax expense, in the first quarter of 2002. Additionally, due to the application of SFAS No. 15, the Company will no longer record interest expense on the New Notes, as the New Notes are carried at their maximum potential cash redemption value (including interest) through their maturity. This maximum potential cash redemption value equates to the present value, through 2006, of the $100,000 notes plus the value of stock to be issued upon redemption of these notes in 2006. For a description of the terms of the New Notes, see Note 6.

Additionally, $16,247 in aggregate principal amount, net of unamortized discount, of the Old Notes remain outstanding. As part of the Note Exchange, substantially all of the covenant protections contained in the indenture for the Old Notes was removed.

The Company paid cash and issued 360 shares of common stock as consideration for services provided by a third party in connection with the restructuring.

NOTE 14—STOCK OPTION PLANS

Effective on February 28, 2002, the Company adopted the 2001 Stock Option Plan pursuant to which officers, directors, key employees and independent contractors or consultants can receive options to purchase up to 2,400 shares of the Company’s common stock. No further options will be granted under the Company’s 1996 Stock Option Plan or the Company’s 1996 Director Stock Option Plan. Any shares of common stock reserved for issuance upon the exercise of options that were not issued under such plans were cancelled. The terms of any option issued under the 1996 Stock Option Plan and the 1996 Director stock option plan, however, will continue to be governed by such plans and by the option agreements currently in effect for such options.

Pursuant to the 2001 Stock Option Plan, an aggregate of 2,400 shares of the Company’s common stock are reserved for issuance upon exercise of options granted. Pursuant to the 1996 Director Stock Option Plan, options to acquire a maximum of the greater of 15 shares or 2% of the number of shares of Common Stock then outstanding could have been granted to directors of the Company. Pursuant to the 1996 Stock Option Plan, options to acquire a maximum of the greater of 225 shares of Common Stock or 15% of the number of shares of Common Stock then outstanding could have been granted to executive officers, employees (including employees who are directors), independent contractors and consultants of the Company. Pursuant to the 2001 Stock Option Plan, the 1996 Director Stock Option Plan, and the 1996 Stock Option Plan (collectively “the Plans”), the price at which the Company’s common stock may be purchased upon the exercise of options granted under the Plans will be required to be at least equal to the per share fair value of the Common Stock on the date the particular options are granted. Options granted under the Plans may have maximum terms of not more than ten years. Generally, options granted under the Plans may be exercised at any time up to three months after the person to whom such options were granted is no longer employed or retained by the Company or serving on the Company’s Board of Directors.

Pursuant to the Plans, unless otherwise determined by the Compensation Committee of the Company’s Board of Directors, one-third of the options granted under the Plans are exercisable upon grant, one-third are exercisable on the first anniversary of such grant and the final one-third are exercisable on the second anniversary of such grant. However, options granted under the Plans shall become immediately exercisable if the holder of such options is terminated by the Company or is no longer a director of the Company, as the case may be, subsequent to certain events which are deemed to be a “change in control” of the Company.

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

On February 28, 2002, in conjunction with the completion of the Company’s capital restructuring (see Note 13), the Company granted certain executive officers the option to purchase 1,700 shares of common stock at $0.83 per share, with one-third of the options vesting upon grant, one-third of the options granted vesting on February 28, 2003, and one-third of the options granted vesting on February 28, 2004. Also, on March 20, 2002, after completion of the Company’s capital restructuring, the Company granted certain members of management the option to purchase 488 shares of common stock at $1.02 per share, with one-third of the options vesting upon grant, one-third of the options granted vesting on March 20, 2003, and one-third of the options granted vesting on March 20, 2004. Both the grant to the Company’s executive officers and to members of the Company’s management were made under the 2001 Stock Option Plan.

In addition to the options granted under the 2001 Stock Option Plan, on March 20, 2002, the Company granted an executive officer the option to purchase 800 shares of common stock at $1.02 per share, with one-third of the options vesting upon grant, one-third of the options granted vesting on March 20, 2003, and one-third of the options granted vesting on March 20, 2004. These options were granted outside of any plan.

The following summarizes outstanding stock options:

		Weighted
		Average
	Total	Exercise Price

Outstanding at December 31, 1999	194	306.50
Granted	61	42.00
Cancelled	(43)	325.80

Outstanding at December 31, 2000	212	226.30
Granted	61	41.50
Cancelled	—	—

Outstanding at December 31, 2001	273	$184.74
Granted	3,163	0.92
Cancelled	—	—

Outstanding at December 31, 2002	3,436	15.54

Options exercisable
At December 31, 2002	1,307	39.11
Available to grant under Plans at December 31, 2002	38

The following table summarizes information about outstanding and exercisable stock options at December 31, 2002:

			Outstanding Weighted Average		Exercisable Weighted Average

Range of Exercise				Remaining Contractual
Prices			Shares	Life (in years)	Shares	Exercise Price

$ 0.70	–	$130.00	3,296	4.4	1,167	5.53
130.01	–	230.00	26	3.9	26	190.80
230.01	–	330.00	39	5.3	39	261.17
330.01	–	420.00	75	6.3	75	394.34

$ 0.70	–	$420.00	3,436	4.4	1,307	$39.11

The Company accounts for the fair value of its option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” whereby no compensation cost related to stock options is deducted in determining net income (loss). Had compensation cost for the Company’s stock option plans been determined pursuant to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company’s net income (loss) and earnings (loss) per share would have decreased (increased) accordingly. Using the Black-Scholes option pricing model, the Company’s pro forma net income (loss), pro forma earnings (loss) per share and pro forma weighted average fair value of options granted, with related assumptions, are as follows:

	Years Ended December 31,

	2000	2001	2002

Pro forma net (loss) income	$(212,685)	$(143,405)	$4,631
Pro forma basic (loss) earnings per share	(141.65)	(95.51)	0.18
Pro forma diluted (loss) earnings per share	(141.65)	(95.51)	0.18
Risk free interest rates	6%	5%	4%
Expected lives	7-10 years	7-10 years	4-10 years
Expected volatility	117%	79%	70%
Weighted average grant date fair value	$40.00	$34.82	$0.57
Expected dividend yield	0%	0%	0%

In addition to the stock options discussed above, the Company has an aggregate of 11,820 of stock warrants outstanding at December 31, 2002.

NOTE 15—401(K) SAVINGS PLAN

Effective January 1, 1995, the Company established a qualified defined contribution plan (the “Plan”) for eligible employees. The Plan provides that employees may contribute up to the maximum percent of pretax earnings as allowed by the U.S. tax code and the Company may elect, at its discretion, to make contributions to the Plan in any year. The Company contributed approximately $3,662, $-0-, and $-0- to the Plan in 2000, 2001, and 2002, respectively. The Company does not provide retired employees with health or life insurance benefits.

NOTE 16-IMPACT OF ADOPTING SFAS No. 142, “GOODWILL AND OTHER INTANGIBLE ASSETS”

As noted in Note 1, effective January 1, 2002, the Company has adopted SFAS No. 142. The impact of adopting this Statement and the discontinuance of recording goodwill amortization expense is as follows:

	2000	2001		2002

	(In thousands, Except Share Data)
Reported (loss) income before extraordinary gain	$(211,630)		$(141,235)	$(20,257)
Reported net (loss) income	(211,630)		(141,235)	7,022
Add back: goodwill amortization	2,490		1,900	—

Adjusted (loss) income before extraordinary gain	(209,140)		(139,335)	(20,257)
Adjusted net (loss) income	(209,140)		(139,335)	7,022

Basic and diluted earnings per share:
Reported (loss) income before extraordinary gain	$(140.94)	$	(94.06)	$(0.78)
Reported net (loss) income	$(140.94)		$(94.06)	$0.27
Goodwill amortization	$1.66		$1.27	$—

Adjusted (loss) income before extraordinary gain	$(139.28)		$(92.79)	$(0.78)
Adjusted net (loss) income	$(139.28)		$(92.79)	$0.27

NOTE 17—QUARTERLY FINANCIAL DATA (UNAUDITED)

Results for the quarterly periods in the years ended December 31, 2000, 2001 and 2002 are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except earnings (loss) per share)
2000
Operating revenues	$101,876	$95,159	$81,252	$59,790
Gross profit (loss)	18,338	2,031	(462)	(35,161)
Income (loss) from continuing operations	1,141	(17,883)	(27,720)	(71,411)
Loss from discontinued operations	(2,847)	(13,392)	(54,548)	(24,970)
Net loss	(1,606)	(31,275)	(82,268)	(96,481)
Diluted income (loss) per share from continuing operations	0.76	(11.91)	(18.46)	(47.56)
Diluted loss per share from discontinued operations	(1.83)	(8.92)	(36.33)	(16.70)
Diluted net loss per share	(1.07)	(20.83)	(54.79)	(64.26)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except earnings (loss) per share)
2001
Operating revenues	$81,587	$70,875	$61,274	$50,404
Gross profit (loss)	(578)	498	(545)	5,118
Loss from continuing operations	(15,513)	(49,430)	(38,109)	(28,797)
Income (loss) from discontinued operations	296	(4,638)	(2,303)	(2,741)
Net loss	(15,217)	(54,068)	(40,412)	(31,538)
Diluted loss per share from continuing operations	(10.33)	(32.92)	(25.38)	(19.18)
Diluted loss per share from discontinued operations	0.20	(3.09)	(1.53)	(1.82)
Diluted net loss per share	(10.13)	(36.01)	(26.91)	(21.00)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except earnings (loss) per share)
2002
Operating revenues	$57,534	$48,300	$33,852	$42,287
Gross profit (loss)	6,246	5,106	(1,419)	(7,665)
Loss from continuing operations	(6,660)	(456)	(1,198)	(16,112)
Income from discontinued operations	232	691	2,545	701
Extraordinary gain on extinguishment of debt	27,279	—	—	—
Net income (loss)	20,851	235	1,347	(15,411)
Diluted loss per share from continuing operations	(0.06)	(0.01)	(0.04)	(0.51)
Diluted income per share from discontinued operations	—	0.02	0.08	0.02
Diluted income per share from extraordinary gain	0.26	—	—	—
Diluted net income (loss) per share	0.20	0.01	0.04	(0.49)

NOTE 18—SUBSEQUENT EVENTS

On May 14, 2003, the Company entered into an agreement with its principal stockholder pursuant to which the principal stockholder agreed to loan the Company $6,000, which will be used for working capital. The new note has a three-year maturity, is secured debt, bears a 16% PIK interest coupon, and maintains a cross default provision between this loan and the Company’s Amended Credit Facility. In connection with the new loan, the Company issued a warrant to its majority stockholder to acquire, for nominal consideration, 30% of the Company’s outstanding common stock (on a fully-diluted basis) as of the day the warrant is exercised. The warrant is exercisable on or before January 31, 2007. Further, the $1,300 loan received from the principal stockholder in connection with the Brice Manufacturing acquisition has been added to this $6,000 new loan, and the Keepwell agreement, which, among other matters, the Company’s principal stockholder had issued to its senior lenders in connection with the Brice Manufacturing acquisition and required monthly funding of any EBITDA losses, was eliminated.

At December 31, 2002, the Company was not in compliance with debt covenant requirements under the Amended Credit Agreement and the Tax Retention Operating Lease (TROL). Subsequent to year-end, the Company obtained a waiver of non-compliance with all financial covenants and have thereby cured these covenant violations. The Company has also entered into agreements that reset financial covenant requirements for the Amended Credit Agreement and TROL financing agreement.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended December 31, 2002
(In thousands)

		Additions
	Balance at	Charged to					Balance at
	Beginning	Cost and					End of
Description	of Year	Expenses	Other		Deductions		Year

Allowances for doubtful accounts receivable:
Year ended December 31,
2000	$9,593	20,343	—		22,482	(A)	$7,454
2001	7,454	9,502	252	(C)	5,369	(A)	11,335
2002	11,335	846			2,477	(A)	9,704
Valuation allowances relating to discontinued operations:
2000	28,185	18,868	—		19,005	(B)	28,048
2001	28,048	9,386	—		4,927	(B)	32,507
2002	32,507	—	—		23,041	(B)	9,466

(A)	Represents accounts receivable written-off.

(B)	Utilization of reserve upon disposition of business.

(C)	Represents allowance for doubtful accounts of Caribe Aviation which was sold in May 2001.

Exhibit Index to 2002 Form 10-K

EXHIBIT	DESCRIPTION

4.1	Form of Warrants issued to LJH Ltd. and Don A. Sanders in September 2002

4.2	Common Stock Warrant Certificate dated May 13, 2003 in favor of LJH, Ltd.

10.1	Amendment No. 4, Consent and Limited Waiver to Fifth Amended and Restated Credit Agreement

10.2	Amendment, Consent and Waiver Agreement No. 16 for Lease Agreement and Certain Other Operative Agreements

10.3	Term Promissory Note in the face amount of $7,350,000 in favor of LJH, Ltd.

10.4	Sublease Agreement between LJH, Ltd. and the Company for the Goodyear facility

10.5	Employment Agreement between the Company and Roy T. Rimmer, Jr.

10.6	Stock Option Agreement between the Company and Roy T. Rimmer, Jr.

10.7	Employment Agreement between the Company and C. Robert Campbell

10.8	Employment Agreement between the Company and Jack Arehart

21.1	Subsidiaries of the Company

23.1	Consent of KPMG LLP

99.1	Certifications of Chief Executive Officer and Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002

99.2	Certifications of Chief Executive Officer and Chief Financial Officer under Section 906 of Sarbanes-Oxley Act of 2002 (furnished but not filed)