Form 10-Q
period 2003-03-31
TIMCO AVIATION SERVICES INC
filed 2003-06-05
CIK 1012159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

Registrant’s telephone number, including area code: (336) 668-4410 (x3016)

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 31,640,994 shares of common stock, $.001 par value per share, were outstanding as of May 30, 2003.

TIMCO AVIATION SERVICES, INC.

INDEX

Part I. Financial Information

		Page

Item 1	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets at March 31, 2003 and
	December 31, 2002 (unaudited)	3-4

	Condensed Consolidated Statements of Operations for the
	three months ended March 31, 2003 and 2002 (unaudited)	5

	Condensed Consolidated Statements of Stockholders’ Deficit
	and Comprehensive Income for the three months ended March
	31, 2003 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the
	three months ended March 31, 2003 and 2002 (unaudited)	7-8

	Notes to Condensed Consolidated Financial Statements	9

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION	20
	AND RESULTS OF OPERATIONS

Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	31

Item 4	CONTROLS AND PROCEDURES	31

	Part II. Other Information

Item 1	LEGAL PROCEEDINGS	32

Item 2	CHANGES IN SECURITIES AND USE OF PROCEEDS	32

Item 3	DEFAULTS UPON SENIOR SECURITIES	32

Item 4	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS	32

Item 5	OTHER INFORMATION	32

Item 6	EXHIBITS AND REPORTS ON FORM 8-K	32

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)
(Unaudited)

	March 31,	December 31,
	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$233	$339
Accounts receivable, net	27,735	17,762
Inventories	22,587	21,631
Other current assets	4,380	3,588

Total current assets	54,935	43,320
Fixed assets, net
Capitalized lease asset	24,671	24,794
Property and equipment, net	32,421	33,516

	57,092	58,310
Goodwill, net	26,124	26,124
Deferred financing costs, net	1,898	2,206
Other	663	1,066

Total assets	$140,712	$131,026

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$20,288	$14,564
Accrued expenses	16,757	18,486
Customer deposits	12,524	12,739
Revolving loan	8,806	2,179
Current maturities of notes payable	8,500	—
Liabilities of discontinued operations	3,529	3,574
Current maturities of capital lease obligations	962	1,101
Accrued interest	567	854

Total current liabilities	71,933	53,497
Senior subordinated notes, net:
New notes due 2006	115,800	115,800
Old notes due 2008	16,247	16,247
Capital lease obligations, net of current portion	27,469	27,734
Junior subordinated notes due 2007, net	2,725	2,613
Deferred income	1,599	1,641
Notes payable to related party	1,300	1,300
Notes payable to financial institutions, net of current portion	—	8,500
Other long-term liabilities	82	456

Total long-term liabilities	165,222	174,291
Commitments and Contingencies (see notes)

Stockholders’ Deficit:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none outstanding, 15,000 shares designated Series A Junior Participating	—	—
Common stock, $.001 par value, 500,000,000 shares authorized, 31,640,994 shares issued and outstanding at March 31, 2003 and December 31, 2002	32	32
Additional paid-in capital	180,830	180,830
Accumulated deficit	(277,305)	(277,624)

Total stockholders’ deficit	(96,443)	(96,762)

Total liabilities and stockholders’ deficit	$140,712	$131,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share Data)
(Unaudited)

	For the Three Months
	Ended March 31,

	2003	2002

Operating revenue:
Sales, net	$51,266	$57,481
Other	18	53

	51,284	57,534
Cost of sales	47,765	51,288

Gross profit	3,519	6,246
Operating expenses	3,064	3,551

Income from operations	455	2,695
Interest expense	2,075	5,830
Charge for settlement of class action litigation	—	8,000
Gain resulting from debt extinguishment	—	(27,279)
Other income — net	(1,514)	(675)

(Loss) income before income taxes and discontinued operations	(106)	16,819
Income tax benefit	(174)	(3,800)

Income from continuing operations before discontinued operations	68	20,619
Income from discontinued operations, net of income taxes	251	232

Net income	$319	$20,851

Basic income per share:
Income from continuing operations	$—	$1.82
Income from discontinued operations	0.01	0.02

Net income	$0.01	$1.84

Diluted income per share:
Income from continuing operations	$—	$0.20
Income from discontinued operations	—	—

Net income	$—	$0.20

Weighted average shares outstanding:
Basic	31,640,994	11,328,223

Diluted	311,249,431	104,761,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT AND
COMPREHENSIVE INCOME

(In Thousands, Except Share Data)
(Unaudited)

					Total
					Stockholders’
	Common Stock		Additional		Deficit and
			Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income

Balance as of December 31, 2002	31,640,994	$32	$180,830	$(277,624)	$(96,762)
Net income and comprehensive income	—	—	—	319	319

Balance as of March 31, 2003	31,640,994	$32	$180,830	$(277,305)	$(96,443)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)
(Unaudited)

	For the Three
	Months Ended
	March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$319	$20,851
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Income from discontinued operations	(251)	(232)
Gain on Aerocell settlement, net of cash received	(455)	—
Gain on restructuring of debt	—	(27,279)
Charge for class action settlement	—	8,000
Depreciation and amortization	1,400	1,151
Amortization of deferred financing costs	558	2,267
(Recovery of) provision for doubtful accounts	(56)	21
(Increase) decrease in accounts receivable	(9,917)	7,662
(Increase) decrease in inventories	(955)	8,533
Increase in other assets	(388)	(2,380)
Increase (decrease) in accounts payable	5,724	(8,470)
Decrease in customer deposits	(215)	(3,624)
Decrease in other liabilities	(1,866)	(2,839)

Net cash (used in) provided by operating activities	(6,102)	3,661
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(182)	(276)

Net cash used in investing activities	(182)	(276)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under senior debt facilities	47,935	56,800
Payments under senior debt facilities	(41,308)	(68,874)
Issuance of common stock in rights offering	—	19,806
Payment for old notes in note exchange offer	—	(5,081)
Payment of expenses related to exchange offer	—	(5,031)
Payments on capital leases	(405)	—
Payments of deferred financing costs	(250)	(750)

Net cash provided by (used in) financing activities	5,972	(3,130)

Net cash provided by (used in) discontinued operations	206	(255)

Net decrease in cash and cash equivalents	(106)	—
Cash and cash equivalents, beginning of period	339	—

Cash and cash equivalents, end of period	$233	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$(1,804)	$(2,713)

Income taxes refunded	$174	$363

SUPPLEMENTAL SCHEDULE OF NON CASH FINANCING ACTIVITIES:
Value of common stock and warrants issued in connection with note exchange offer and loan origination	$—	$4,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(Unaudited)

(Dollar Amounts in Thousands, Except Share and Per Share Data)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION and LIQUIDITY

DESCRIPTION OF BUSINESS

TIMCO Aviation Services, Inc. (the “Company”), formerly known as Aviation Sales Company, is a Delaware corporation that, through its subsidiaries, provides aircraft maintenance, repair and overhaul (“MR&O”) services to commercial passenger airlines, air cargo carriers, aircraft leasing companies, maintenance and repair facilities and aircraft parts redistributors throughout the world. In July 2002, the Company sold its flight surface repair operation, Aerocell Structures, Inc., based in Hot Springs, Arkansas. The results of this business are included in the accompanying condensed consolidated results of operations through the period of its sale.

On February 28, 2002, the Company completed a significant restructuring of its capital and equity, including a note exchange and rights offering. See Note 8 for further discussion. Concurrent with the completion of the note exchange and rights offering, the Company changed its capitalization by increasing the number of its authorized shares of common stock from 30.0 million shares to 500.0 million shares and by reducing the number of its issued and outstanding shares of common stock by converting every ten shares of its issued and outstanding common stock into one share. All share and per share data contained herein has been restated for the one-share-for-ten-shares reverse stock split.

BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 001- 11775 (the “Form 10-K”).

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2003, the results of its operations for the three month periods ended March 31, 2002 and 2003 and its cash flows for the three month periods ended March 31, 2002 and 2003. The results of operations and cash flows for the three month period ended March 31, 2003 are not necessarily indicative of the results of operations or cash flows which may be reported for the year ending December 31, 2003.

LIQUIDITY

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. On several occasions during fiscal 2002 the Company was out of compliance with certain of the covenants contained in its credit agreement with its senior lenders and under its tax retention operating lease (“TROL”) financing arrangement (which facility is recorded as a capitalized lease). The Company’s senior lenders and the TROL financing lender waived all of the events of default arising from the covenant violations which occurred during fiscal 2002 and the Company was in compliance, as waived and amended, with its credit agreement and TROL financing arrangement at December 31, 2002. As of March 31, 2003, after receiving a waiver of several covenant violations and establishing new covenant requirements effective for the quarter ending March 31, 2003, (see Note 10), the Company was in compliance with all financial covenant requirements under these agreements.

For the year ended December 31, 2002, the Company incurred losses from continuing operations of $24,426. Additionally, as of December 31, 2002 and March 31, 2003, the Company had net working capital and stockholders’ deficits and continued to require additional cash flow above amounts currently being provided from operations to meet its working capital requirements. Also, as a result of the state of the domestic economy, the rising price of jet fuel, a continuing decline in passenger airline travel, the currently on-going war on terrorism, and a greater than 15% reduction in airfare prices, the airline industry, and thus the Company’s customer base, has been significantly impacted. The result for some carriers has been the filing for protection under Chapter 11 of the United States Bankruptcy Code. These factors have also resulted in some of the Company’s competitors exiting the maintenance, repair, and overhaul business.

The Company’s ability to service its debt and note obligations, as they come due, is dependent upon the Company’s future financial and operating performance. This performance, in turn, is subject to various factors, including certain factors beyond the Company’s control, such as changes in conditions affecting the airline industry and changes in the overall economy. Additionally, failure to comply with the covenants and provisions under the Company’s debt and note obligations, unless waived by the lenders and noteholders, would be an event of default and would permit the lenders and noteholders to accelerate the maturity of these debts and note obligations. It would also permit them to terminate their commitments to extend credit under the financing agreements. The Amended Credit Facility and the TROL financing agreement also provide for the termination of the financing agreements and repayment of all obligations in the event of a material adverse change in the Company’s business or change in control, as defined. These actions would have an immediate material adverse effect on the Company’s liquidity. Further, although the Company expects to be able to meet its working capital requirements during 2003 from its available resources and from other sources, including funds available under its revolving credit facility, from operations, from sale of assets and further equity and/or debt infusions (including the new loan from its principal stockholder described below and in Note 10), there can be no assurance that the Company will have sufficient working capital or that such other sources of funding will be available to the Company to meet its obligations.

On May 14, 2003, the Company entered into an agreement with its principal stockholder pursuant to which the principal stockholder agreed to loan the Company $6,000 ($2,000 at closing and $2,000 within 30 days and within 60 days thereafter), which will be used for working capital. Further, the $1,300 loan which was obtained from the Company’s principal stockholder in connection with the October 2002 Brice Manufacturing acquisition (see Note 2) has been combined with this new $6,000 loan (aggregate obligation of $7,300). The aggregate obligation of $7,300 will come due in May 2006. See Note 10.

In July 2002, the Company completed a refinancing of all of its senior debt. In the refinancing, the Company obtained a $30,000 revolving credit facility and a $7,000 term loan, both due January 31, 2004, and used the proceeds from these new credit facilities to repay amounts outstanding under its previous revolving credit agreement and under a previously outstanding $12,000 senior term loan. Further, $3,500 of the new $7,000 term loan was repaid from the proceeds of the sale of Aerocell. In addition to refinancing the Company’s revolving credit facility and senior term loan, in July 2002 the Company also restructured its $10,000 senior secured term loan with Bank of America. In this restructuring, $2,500 of the original $10,000 was satisfied by a related party. This related party was made whole by the Company through a transfer of real property, which based on a third party appraisal had a fair market value of $1,500, and through a $1,000 payment, which was paid with the proceeds from the sale of Aerocell. Additionally, $2,500 of the original $10,000 was satisfied from the proceeds of the Aerocell sale. The residual $5,000 was extended until January 31, 2004. Finally, in July 2002, the Company restructured its TROL financing arrangement to a three year, $25,200 capital lease liability.

2. BUSINESS COMBINATIONS

In October 2002, the Company completed the purchase of the outstanding stock of Brice Manufacturing Company (Brice) for a purchase price of $1,272 and the assumption of approximately $1,385 of liabilities. The acquisition has been accounted for under the purchase method of accounting and accordingly, the purchase price has been fully allocated to the assets purchased and liabilities assumed based upon the fair values at the date of acquisition. The result of operations for Brice have been included in the accompanying condensed consolidated statement of operations from the date of acquisition.

The Company financed its purchase of Brice through a loan from the Company’s principal stockholder. In conjunction with the closing, the Company borrowed $1,300. The principal stockholder also agreed to loan the Company additional amounts equal to the Company’s costs relating to the Brice acquisition and amount required to fund any monthly shortfalls of earnings before interest, taxes, depreciation and amortization (EBITDA) from Brice’s operations (the “Keepwell” agreement). From the date of acquisition through March 31, 2003, there has been approximately $60 of funding requirements. The Company’s note to its principal stockholder was unsecured, bore interest at LIBOR plus 5.5% and was due on the earlier of January 31, 2004 or the termination of the revolving credit facility. The terms of this loan were modified in May 2003. See Note 10.

3. SALE OF OPERATING ENTITIES

In July 2002, the Company completed the sale of substantially all of the assets and business of its Aerocell operation. The net sales price was $9,600 (subject to the post-closing adjustments described below), of which $9,062 was received in cash at the closing. The Company used the proceeds from the sale to repay $3,500 of the new $7,000 term loan and $3,500 to repay the $2,500 BofA Loan due August 14, 2002 and a $1,000 related party loan. The remainder, net of expenses, was used for working capital. The results of operations for Aerocell are included within income from continuing operations through the date of this sale.

Pursuant to the asset purchase agreement relating to the sale, the Company had represented to the buyer that the value of the Aerocell assets at the closing date were at least $11,700. The agreement provided procedures relating to the determination of the closing date value of the Aerocell assets and required a post-closing payment to the purchaser (on a dollar-for-dollar basis) if it was ultimately determined that the closing date value of the Aerocell assets were lower than the targeted amount. The Agreement also provided that certain funds held in escrow ($500) were to be held to support certain indemnification rights provided in the Agreement, and, provided that no claims for indemnity had been asserted, $250 of the funds being held in escrow were to be released six months after the Closing Date and the balance of the funds being held in escrow were to be released one year after the Closing Date. The Agreement also provided that the Company would receive certain rebates in the future for work which the Company helped procure for the purchaser. However, before any such amounts were to be paid under this rebate, the purchaser was to receive a credit to the extent that certain specified inventory of Aerocell was not sold within one year following the Closing Date. There was also additional inventory of Aerocell as to which the Company would have to pay up to $200 in cash one year from the closing if that inventory was not sold or consumed by that date.

For all contingency exposures relating to the sale of Aerocell, which includes working capital adjustments and inventory repurchases, the Company had certain accruals as of March 31, 2003 in the aggregate amount of $455. Subsequent to March 31, 2003, however, the Company entered into an agreement that globally settled all unresolved purchase price issues and inventory repurchase obligations. As part of this settlement, the Company will in the near future release approximately $350 of the funds held in escrow to the purchaser. Further, as a result of the settlement, the Company has been released from all contingencies for working capital adjustments and inventory repurchases. In light of the settlement, the Company has, as of March 31, 2003, reversed all accruals for contingency exposures and established a receivable for the net amount of the escrow funds (approximately $115) which it expects to receive in the near future. The total gain resulting from the settlement of $570 has been reflected within other income – net in the accompanying condensed consolidated statement of operations for the quarter ended March 31, 2003.

4. NOTES PAYABLE AND REVOLVING LOAN

On July 12, 2002, the Company entered into an agreement amending and restating its senior credit facilities with a syndicate of four lenders led by Citicorp USA Inc. and UPS Capital Corporation pursuant to the terms of a Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”). Under the Amended Credit Agreement, the Company has obtained a $30,000 senior secured revolving line of credit (the “Amended Revolving Credit Facility”) and a $7,000 senior secured term loan (the “Amended Term Loan” and collectively with the Amended Revolving Credit Facility, the “Amended Credit Facility”). Borrowings under the Amended Credit Facility are secured by a lien on substantially all of the Company’s assets and the borrowing base consists primarily of certain of the Company’s account receivables, inventory, and machinery and equipment.

The interest rate on the Amended Revolving Credit Facility is, at the Company’s option, (a) prime plus 3% per annum, or (b) LIBOR plus 4.5% per annum. The Company has currently elected the prime option. The interest rate on the Amended Term Loan is 12% per annum. The Amended Revolving Credit Facility is due on January 31, 2004. The Amended Term Loan was due in quarterly installments of $500, commencing September 30, 2002, with the principal balance due in full on January 31, 2004. $3,500 of the Amended Term Loan was repaid from the proceeds of the Aerocell sale, which has resulted in the full residual balance of $3,500 being due in full on January 31, 2004.

The Amended Credit Agreement contains certain financial covenants regarding the Company’s financial performance and certain other covenants, including limitations on the amount of annual capital expenditures and the incurrence of additional debt, and provides for the termination of the Amended Credit Facility and repayment of all debt in the event of a material adverse change in the Company’s business or a change in control, as defined. A default under the Amended Credit Facility could potentially result in a default under other agreements to which the Company is a party, including the TROL financing agreement. Generally, the Amended Credit Agreement requires mandatory repayments and reduction of the commitments thereunder from proceeds of a sale of assets or an issuance of equity or debt securities. Mandatory repayments are also required as a result of insufficient collateral to meet the borrowing base requirements thereunder or in the event the outstanding obligations under the Amended Credit Facility exceed the commitments thereunder. At certain times during fiscal 2002 and during the first quarter of 2003, the Company was not in compliance with certain covenants contained in the Amended Credit Facility agreement. The senior lenders, however, have waived, and in some instances, amended all such events of non-compliance and as of December 31, 2002 and March 31, 2003, the Company was in compliance with all covenant requirements. As of March 31, 2003, $1,396 was available for borrowing under the Amended Credit Facility and outstanding letters of credit aggregated $10,107.

On July 12, 2002, the Company also restructured its outstanding $10,000 senior secured term loan with Bank of America. $5,000 of this loan (the “$5,000 BofA Term Loan”) is now due on January 31, 2004. The $5,000 BofA Loan continues to bear interest at the rate of LIBOR plus 2% and continues to be credit supported by two individuals, one of whom is the Company’s principal stockholder. Further, $2,500 of the original BofA loan, due August 14, 2002, was repaid from proceeds of the Aerocell sale.

The $2,500 balance of the original Bank of America term loan has also been repaid. At the closing of the senior term debt refinancing, one of the parties, who had provided credit support for this loan and who is a former director and executive officer of the Company, paid Bank of America $2,500, reducing the Company’s obligation under its term loan arrangements with Bank of America from $10,000 to $7,500 (which amount was then restructured as set forth above). The Company transferred to this party a 100,000 square foot warehouse facility in Pearland, Texas, which had previously been utilized by the Company’s redistribution operation, in satisfaction of $1,500 of the loan (which is at least as favorable a price, based on a third party appraisal, for this property as could have been obtained from an unaffiliated third party). In addition, the Company agreed to pay the remaining $1,000 balance of this loan, with interest at the rate of 12% per annum, on the earlier of the Company’s sale of Aerocell or January 31, 2004. As a result of the completed sale of Aerocell on July 31, 2002, the Company repaid the outstanding $1,000 of this loan.

For providing credit support for the $5,000 BofA Term Loan, the Company issued five-year warrants to purchase 750,000 shares of its unissued common stock at an exercise price of $1.05 per share to each of two individuals (warrants to purchase 1.5 million shares of common stock in the aggregate), one of whom is the Company’s principal stockholder. Additionally, the Company paid approximately $50 in cash to both of these individuals. The Company has recorded the value of these warrants (approximately $700) and cash payment as deferred financing costs and is amortizing this amount to expense over the term of the $5,000 BofA Term Loan.

The remaining Amended Revolving Credit Facility, as well as the remaining $8,500 in senior secured term loans (consisting of the remaining $3,500 balance of the Amended Term Loan and the $5,000 BofA Term Loan), are secured by a lien on substantially all of the assets of the Company.

Also, see Note 10 for a description of the financing transaction with the Company’s principal stockholder that occurred subsequent to March 31, 2003.

5. SUBORDINATED NOTES

NEW SENIOR NOTES

On February 28, 2002, in connection with the note exchange portion of the restructuring (see Note 8), the Company issued $100,000 face value in aggregate principal amount of 8.0% senior subordinated convertible paid-in-kind (“PIK”) notes (“New Notes”), which mature on December 31, 2006. The New Notes bear interest from the date of issuance and are payable at the Company’s option either in cash or paid-in-kind through the issuance of additional New Notes semiannually on June 30 and December 31 of each year. If the Company does not pay interest in cash as of an interest payment date, the Company will automatically be deemed to have paid such interest in-kind and additional New Notes in the amount of such interest payment will automatically be deemed to be outstanding from such date forward.

The New Notes are general unsecured obligations and are subordinated in right of payment to all current and future senior debt, including indebtedness under the Amended Credit Facility and any future credit facility that may replace the Amended Credit Facility, and the $5,000 BofA Term Loan. The New Notes are effectively subordinated to all secured obligations to the extent of the assets securing such obligations, including the Amended Credit Facility, the $5,000 BofA Term Loan and the new loan which was recently obtained from the Company principal stockholder.

The New Notes are fully and unconditionally guaranteed by substantially all of the Company’s existing subsidiaries and each subsidiary that will be organized in the future by the Company, unless such subsidiary is designated as an unrestricted subsidiary. The indenture provides that under certain circumstances, the Company may be able to designate current or future subsidiaries as unrestricted subsidiaries. Unrestricted subsidiaries will not be subject to many of the restrictive covenants set forth in the indenture. Subsidiary guarantees are joint and several, full and unconditional, general unsecured obligations of the subsidiary guarantors. Additionally, there are no significant restrictions that would preclude the parent company from obtaining funds, either through loan or dividend, from the subsidiary guarantor. Subsidiary guaranties are subordinated in right of payment to all existing and future senior debt of subsidiary guarantors, including the Amended Credit Facility and the $5,000 BofA Term Loan, and are also effectively subordinated to all secured obligations or subsidiary guarantors to the extent of the assets securing their obligations, including the Amended Credit Facility, the $5,000 BofA Term Loan and the new loan from the Company’s principal stockholder.

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

The New Notes are redeemable for cash at the Company’s option at the following percentages of par plus accrued interest on the par value through the date of redemption: 2003 — 72.5%, 2004 — 73.0%, 2005 — 75.625% and 2006 — 77.5%. The New Notes also provide that the holders will receive an aggregate of 4.5 million shares of common stock if the New Notes are redeemed in 2003 and an aggregate of 3.0 million shares of common stock if the New Notes are redeemed in 2004, 2005 or 2006.

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

OLD SENIOR NOTES

In 1998, the Company sold $165,000 of senior subordinated notes (“Old Notes”) with a coupon rate of 8.125% at a price of 99.395%, which mature on February 15, 2008. On February 28, 2002, $149,000 face value of these notes were cancelled as part of the note exchange in exchange for cash and securities, and substantially all of the covenant protection contained in the indenture relating to the remaining Old Notes was extinguished. As a result of the exchange offer and consent solicitation, $16,247 in aggregate principal amount, net of unamortized discount, of Old Notes remain outstanding at March 31, 2003. See Note 8 for a description of the note exchange. Interest on the Old Notes is payable on February 15 and August 15 of each year.

The Old Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt, including indebtedness outstanding under the Amended Credit Facility, the $5,000 BofA Term Loan, and under facilities that replace such facilities in the future, and to the new loan from the Company’s principal stockholder and the New Notes. In addition, the Old Notes are effectively subordinated to all secured obligations to the extent of the assets securing such obligations, including the Amended Credit Facility, the $5,000 BofA Term Loan, and the new loan from the Company’s principal stockholder.

The Old Notes are fully and unconditionally guaranteed, on a senior subordinated basis, by substantially all of the Company’s existing subsidiaries and each subsidiary that will be organized in the future by the Company, unless such subsidiary is designated as an unrestricted subsidiary. Subsidiary guarantees are joint and several, full and unconditional, general unsecured obligations of the subsidiary guarantors. Additionally, there are no significant restrictions that would preclude the parent company from obtaining funds, either through loan or dividend, from the subsidiary guarantors. Subsidiary guarantees are subordinated in right of payment to all existing and future senior debt of subsidiary guarantors, including the Amended Credit Facility and the $5,000 BofA Term Loan, and to the new loan from the Company’s principal stockholder and the New Notes, and are also effectively subordinated to all secured obligations of subsidiary guarantors to the extent of the assets securing their obligations, including the Amended Credit Facility, the $5,000 BofA Term Loan and the new loan from the Company’s principal stockholder.

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

JUNIOR SUBORDINATED NOTES

As discussed in Note 6, the Company’s settlement of its outstanding class action securities litigation became effective on September 20, 2002. As part of this settlement, the Company has issued $4,000 face value in aggregate principal amount of the Company’s new junior subordinated convertible PIK notes (“Junior Notes”). These notes bear interest at 8% and mature on January 2, 2007. The Junior Notes bear interest from September 20, 2002 and are payable at the Company’s option either in cash or paid-in-kind through the issuance of additional notes semiannually on June 30 and December 31 of each year. If the Company does not pay interest in cash as of an interest payment date, the Company will automatically be deemed to have paid such interest in-kind and additional Junior Notes in the amount of such interest payment will automatically be deemed to be outstanding from such date forward. Additionally, the Junior Notes have been recorded as of September 20, 2002 (the effective date) at the then current redemption value of $2,500. The discount is being accreted to the maturity redemption value, due in January 2007, of approximately $4,400. The Junior Notes are general unsecured obligations and are subordinated in right of payment to all current and future senior debt, including the Company’s Amended Credit Facility and the $5,000 BofA Term Loan, and to the new loan from the Company’s principal stockholder and the New Notes and Old Notes.

The Junior Notes are redeemable for cash at the Company’s option at the following percentages of par plus accrued interest on the par value through the date of redemption: 2003 — 72.5%, 2004 — 73.0%, 2005 — 75.625% and 2006 — 77.5%. The Junior Notes also provide that the holders will receive an aggregate of 144,000 shares of common stock if the Junior Notes are redeemed in 2003 and an aggregate of 104,000 shares of common stock if the Junior Notes are redeemed in 2004, 2005 or 2006.

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

6. COMMITMENTS AND CONTINGENCIES

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

In May 2002, the Company entered into an agreement to settle these claims with all allegations against the Company and the other defendants being dismissed without any admission of liability or wrongdoing. Under the settlement agreement, the Company has paid $11,500 in cash, all of which has been paid by the Company’s directors’ and officers’ liability insurance carrier, and has issued certain securities, as described, in full settlement of the claims. The securities issued are: (i) 1.25 million shares of the Company’s authorized but unissued common stock, (ii) $4,000 of the Company’s new 8% Junior Subordinated Convertible PIK Notes due 2007 (with terms similar to, but structurally subordinated to, the New Notes and the Old Notes), and (iii) five-year warrants to purchase 4.15 million shares of the Company’s common stock at an exercise price of $5.16 per share, which are exercisable upon grant. The settlement became effective on September 20, 2002.

For the quarter ended March 31, 2002, the Company recorded the initial liability of $8,000 related to the value of the securities to be issued in this settlement. For the second and third quarters of fiscal 2002, the Company marked-to-market the securities to be issued in this settlement. The charge recognized in fiscal 2002 relating to this settlement, adjusted for gains that resulted through the revaluations, totaled $4,410.

In November 2001, the Company was sued by several former employees of its Oscoda, Michigan heavy airframe maintenance operation, on behalf of themselves and purportedly on behalf of a class of similarly situated employees, for alleged violations of the Worker Adjustment and Retraining Notification Act in connection with the Company’s spring 2001 temporary closure of that operation. The suit, which was filed in the U.S. District Court for the Eastern District of Michigan, sought back pay (including salary and accrued vacations) and other benefits for each of the affected employees for a sixty day period after such employees were terminated. In November 2002, without admitting liability, the Company entered into a settlement agreement relating to this suit, for which the fairness of this settlement has been approved by the U.S. District Court and the former employees. As part of the settlement, the Company has agreed to pay these former employees $1,150. As of March 31, 2003 and December 31, 2002, $867 and $1,150, respectively, is included within accrued expenses within the accompanying condensed consolidated balance sheets. Once this settlement has been fully funded, all outstanding claims against the Company will be dismissed without any admission of liability or wrongdoing.

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

ENVIRONMENTAL MATTERS

The Company is taking remedial action pursuant to Environmental Protection Agency and Florida Department of Environmental Protection (“FDEP”) regulations at TIMCO-Lake City. Ongoing testing is being performed and new information is being gathered to continually assess the impact and magnitude of the required remediation efforts on the Company. Based upon the most recent cost estimates provided by environmental consultants, the Company believes that the total remaining testing, remediation and compliance costs for this facility will be approximately $1,200. Testing and evaluation for all known sites on TIMCO-Lake City’s property is substantially complete and the Company has commenced a remediation program. The Company is currently monitoring the remediation, which will extend into the future. Based on current testing, technology, environmental law and clean-up experience to date, the Company believes that it has established an accrual for a reasonable estimate of the costs associated with its current remediation strategies. Also, to comply with the financial assurances required by the FDEP, the Company has issued a $300 standby letter of credit in favor of the FDEP.

Additionally, there are other areas adjacent to TIMCO-Lake City’s facility that could also require remediation. The Company does not believe that it is responsible for these areas; however, it may be asserted that the Company and other parties are jointly and severally liable and are responsible for the remediation of those properties.

Accrued expenses in the accompanying March 31, 2003 and December 31, 2002 condensed consolidated balance sheets includes $1,474 million related to obligations to remediate the environmental matters described above. Future information and developments will require the Company to continually reassess the expected impact of the environmental matters discussed above. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. These uncertainties include the extent of required remediation based on testing and evaluation not yet completed and the varying costs and effectiveness of remediation methods. In the opinion of management, the ultimate resolution of these environmental exposures will not have a material adverse effect upon the financial condition or results of operations of the Company.

LEASE COMMITMENTS WITH RELATED PARTIES

During October 2002, the Company sold its real estate and fixtures located at the Company’s Aircraft Interior Design, Inc. (AID) operation in Dallas, Texas, to the Company’s principal stockholder. The gross sale price for these assets was approximately $2,400, which was the estimated fair market value, based on a third party appraisal, on the sale date. Simultaneous with this sale, the Company entered into a lease agreement with the principal stockholder for substantially all of these assets. The term of this lease is ten years. Annual rental payments are approximately $300 per year, with the Company being responsible for, among other things, taxes, insurance and utilities. The sale and resulting leaseback qualify for sale leaseback accounting pursuant to SFAS No. 98, “Accounting for Leases”. The Company has deferred the gain on sale of approximately $1,700 and is amortizing this gain to income over the term of the lease agreement as an offset to rent expense. Deferred income within the accompanying March 31, 2003 and December 31, 2002 condensed consolidated balance sheets includes $1,599 and $1,641, respectively, related to this sale leaseback transaction.

During December 2002, an entity controlled by the Company’s principal stockholder acquired the operating assets of Aviation Management Systems, Inc. (“AMS”) located in Phoenix, Arizona. Additionally, this entity assumed a lease with the City of Phoenix for facilities previously leased by AMS at Goodyear Airport. Subsequent to the end of the first quarter, effective April 1, 2003 the Company entered into an operating sublease agreement with the principal stockholder for the facilities that were previously leased to AMS. The term of the sublease is for approximately three years with rental payments of $430 annually. Under the sublease agreement, the Company is also responsible for insurance, taxes and charges levied by the City of Phoenix under the new lease. The leased facilities provide approximately 370,000 square feet in which MR&O services will be provided.

TAX RETENTION OPERATING LEASE (TROL) FINANCING

In July 2002, the Company entered into an agreement amending its TROL financing arrangement (the “Amended TROL Financing Agreement”) initially established in December 1998 and, as previously amended, scheduled to mature in July 2002. Under the terms of the Amended TROL Financing Agreement, the maturity date of the TROL financing was extended until June 30, 2005 and the base monthly rental under the TROL was increased to the greater of: (i) the amount being received by the Company under its sublease for the Company’s Miramar facility plus, commencing July 1, 2003, an additional monthly payment by the Company, or (ii) $210.

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

The TROL financing contains certain financial covenants regarding the Company’s financial performance and certain other covenants, which overall substantially mirror the covenant requirements under the Amended Credit Agreement, and provides for the termination of the TROL financing agreement and repayment of all debt in the event of a material adverse change in the Company’s business. At certain times during fiscal 2002 and the first quarter of 2003, the Company was not in compliance with certain of the covenants contained in the TROL financing agreement. Additionally, as a result of a cross default provision between the TROL financing agreement and the Amended Credit Agreement, for which the Company was also in violation of covenant requirements during fiscal 2002 and the first quarter of 2003, the Company was also in default of the TROL financing agreement. The lessor under the TROL financing agreement and senior lenders of the Amended Credit Facility, however, waived, and in certain instances amended, all such events of non-compliance and as of December 31, 2002 and March 31, 2003, the Company was in compliance with all covenant requirements.

The original TROL financing was a $43,000 loan facility which qualified for operating lease treatment under generally accepted accounting principles. As a result of particular transactions that occurred during the third quarter of 2001, the Company determined that the lease qualified as a capital lease and the Company recorded a capitalized lease asset and a related capital lease liability. Also during the third quarter of 2001, the Company made the decision to sell this facility. As a result of this decision, this lease was presented within the Company’s consolidated financial statements as of December 31, 2001 as a capitalized lease asset held for sale. See particulars of these transactions within the Form 10-K.

As of April 1, 2002, this capitalized lease asset held for sale no longer qualified for held for sale treatment, in accordance with SFAS No. 144, since the Company had then ceased its active marketing of this facility, and as of April 1, 2002, this asset was reclassified to an asset held for use. As certain criteria of SFAS No. 144 have not been met, this capitalized lease asset has remained within fixed assets, net within the accompanying condensed consolidated financial statements for the quarter ended March 31, 2003. The Company and substantially all of its subsidiaries have guaranteed the repayment of the remaining $24,722 principal balance of the TROL financing. The TROL financing is secured by a lien on the real property and improvements comprising the facilities and on the fixtures therein.

SETTLEMENT WITH KELLSTROM

In July 2002, the Company closed on the transactions contemplated by the Post-Closing Resolution Agreement, dated as of June 10, 2002 (the “PCRA”) between the Company and Kellstrom Industries, Inc. (“Kellstrom”). The settlement resolved and settled globally outstanding disputes between the Company and Kellstrom (the “Settlement”) relating to matters arising out of the Company’s December 2000 sale of substantially all of the assets of its redistribution operation to Kellstrom. See the Form 10-K for a discussion of the terms of the settlement.

OTHER MATTERS

In connection with a previously outstanding term loan, the Company granted one of its lenders common stock purchase warrants to purchase 12,900 shares of the Company’s common stock exercisable for par value at any time until December 31, 2005. The warrants entitle the holder to require the Company to repurchase the warrants or common shares issued upon prior exercise of the warrants at $85.00 per share. As of May 30, 2003, the lender has not required the Company to repurchase any warrants. The Company recorded the value of these warrants as additional deferred financing costs and accrued expenses and amortized the deferred financing cost to interest expense over the original term of the loan (August 2002). If the repurchase right relating to these warrants were to be exercised in full, the Company would be obligated to pay its lender an aggregate of $1,097.

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

7. WEIGHTED AVERAGE SHARES

Basic income per share is computed using the weighted-average number of shares outstanding during the period. Diluted income per share uses the weighted-average number of shares outstanding during the period plus the dilutive effect of stock options calculated using the treasury stock method. Weighted average shares used in the computation of basic and diluted income per share is as follows:

	For the Three
	Months Ended
	March 31,

	2003	2002

Weighted average common and common equivalent shares outstanding:
Basic	31,640,994	11,328,223
Effect of dilutive securities	279,608,437	93,433,607

Diluted	311,249,431	104,761,830

Common stock equivalents outstanding which are not included in the calculation of diluted earnings per share because their impact is antidilutive	14,143,612	6,430,195

8. NOTE EXCHANGE AND RIGHTS OFFERING

In February 2002, the Company completed a significant restructuring of its capital and equity. The restructuring consisted of four parts. The first part was a reverse split (on a one-share-for-ten-shares basis) of the Company’s outstanding common stock, reducing its outstanding common shares from 15.0 million shares to 1.5 million shares (5% of the restructured entity) and an increase in the Company’s authorized shares from 30.0 million shares to 500.0 million shares. The second part was an offer to the holders of the Company’s Old Notes to exchange their Old Notes for up to $10,000 in cash, $100,000 of the New Notes, 4.5 million shares of the Company’s common stock (15% of the restructured entity) and five-year warrants to purchase an additional 3.0 million shares of common stock at an exercise price of $5.16 per share, which are exercisable upon grant (collectively, the “Note Exchange”). The third part was a rights offering to the existing stockholders to raise funds to pay the cash portion of the Note Exchange offer and the expenses of the restructuring, and to provide the Company with working capital for ongoing business operations. In the rights offering, the Company offered 24.0 million shares of common stock (80% of the restructured entity) to raise $20,000. In connection with the rights offering, Lacy J. Harber, the Company’s principal stockholder, agreed to purchase unsold allotments. The last part consisted of the issuance to the pre-restructuring holders of the Company’s common stock of five-year warrants to purchase an additional 3.0 million shares of common stock at an exercise price of $5.16 per share, which are exercisable upon grant.

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

The restructuring was recorded in accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.” As a result of the restructuring, during fiscal 2002 the Company recognized an extraordinary gain of $27,279, net of $0 tax expense, in the first quarter of 2002. Additionally, due to the application of SFAS No. 15, the Company will no longer record interest expense on the New Notes, as the New Notes are carried at their maximum potential cash redemption value (including interest) through their maturity. This maximum potential cash redemption value equates to the present value, through 2006, of the $100,000 notes plus the value of stock to be issued upon redemption of these notes in 2006. For a description of the terms of the New Notes, see Note 5.

Also, effective January 1, 2003, the Company has adopted SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. As a result of adoption, the Company has reclassified the fiscal 2002 $27,279 gain on debt extinguishment to be included within continuing operations.

9. STOCK COMPENSATION PLANS

As permissible under SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company accounts for all stock-based compensation arrangements using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Certain Transactions Involving Stock Compensation”. Accordingly, no compensation cost is recognized for stock option awards granted to employees at or above fair market value.

The following table illustrates the effects on net income and earnings per share if the Company had applied the fair value recognition of FASB Statement No. 123 to stock-based employee compensation:

	Quarter Ended March 31,

	2003	2002

Net income – as reported	$319	$20,851
Additional expense	(233)	(922)
Net income – pro forma	86	19,929
Net income per share, basic – as reported	0.01	1.84
Net income per share, diluted – as reported	0.00	0.20
Net income per share, basic – pro forma	0.00	1.76
Net income per share, diluted – pro forma	0.00	0.19

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure; an amendment of FASB Statement No. 123”. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statement regarding the method of accounting used for stock-based employee compensation and the effect of the method used on reported results. The Company has currently decided to continue to use the intrinsic value method for accounting for stock-based employee compensation, but has adopted all disclosure requirements for reporting in interim financial statements.

10. SUBSEQUENT EVENT

On May 14 2003, the Company entered into an agreement with its principal stockholder pursuant to which the principal stockholder agreed to loan the Company $6,000 ($2,000 at closing and $2,000 within 30 days and within 60 days thereafter), which will be used for working capital. The new note has a three-year maturity, is secured debt and bears a 16% PIK interest coupon. In connection with the new loan, the Company issued a warrant to its principal stockholder to acquire, for nominal consideration, 30% of the Company’s outstanding common stock (on a fully-diluted basis) as of the day the warrant is exercised. The warrant is exercisable on or before January 31, 2007. Further, the $1,300 loan received from the principal stockholder in connection with the acquisition of Brice Manufacturing in October 2002 has been added to this $6,000 loan, and the Keepwell agreement, which among other matters, the Company’s principal stockholder had issued to its senior lenders in connection with the Brice Manufacturing acquisition and required monthly funding of any EBITDA losses, was eliminated.

At December 31, 2002, the Company was not in compliance with the debt covenant requirements under the Amended Credit Agreement and the TROL. In May 2003, in connection with the new loan from the Company’s principal stockholder, the Company obtained a waiver of non-compliance with all financial covenants. The Company also reset the covenants for future periods, including the covenants to be met at March 31, 2003, and the Company has met those amended requirements effective as of that date.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNLESS THE CONTEXT OTHERWISE REQUIRES, REFERENCES TO “TIMCO,” “WE,” “OUR” AND “US” IN THIS QUARTERLY REPORT ON FORM 10-Q INCLUDES TIMCO AVIATION SERVICES, INC. (FORMERLY KNOWN AS AVIATION SALES COMPANY) AND ITS SUBSIDIARIES. THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS OR MAY CONTAIN FORWARD-LOOKING STATEMENTS, SUCH AS STATEMENTS REGARDING OUR STRATEGY AND ANTICIPATED TRENDS IN THE INDUSTRY IN WHICH WE OPERATE. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON OUR CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATING TO OUR OPERATIONS AND RESULTS OF OPERATIONS, COMPETITIVE FACTORS, SHIFTS IN MARKET DEMAND, AND OTHER RISKS AND UNCERTAINTIES, INCLUDING, IN ADDITION TO THOSE DESCRIBED BELOW AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OUR ANNUAL REPORT ON FORM 10-K FOR 2002 (THE “FORM 10-K”), OUR ABILITY TO CONTINUE TO GENERATE SUFFICIENT WORKING CAPITAL TO MEET OUR OPERATING REQUIREMENTS AND SERVICE OUR INDEBTEDNESS, OUR MAINTAINING GOOD WORKING RELATIONSHIPS WITH OUR VENDORS AND CUSTOMERS, COMPETITIVE PRICING FOR OUR PRODUCTS AND SERVICES, OUR ABILITY TO ACHIEVE GROSS PROFIT MARGINS AT WHICH WE CAN BE PROFITABLE, INCLUDING MARGINS ON SERVICES WE PERFORM AT A FIXED PRICE BASIS, COMPETITION IN THE AIRCRAFT MAINTENANCE, REPAIR AND OVERHAUL MARKET AND THE IMPACT ON THAT MARKET AND THE COMPANY OF THE TERRORIST ATTACKS ON SEPTEMBER 11, 2001 AND RESULTING WAR ON TERRORISM, THE STATE OF THE DOMESTIC PASSENGER AIRLINE INDUSTRY AND THE FINANCIAL CONDITION OF OUR AIRLINE CUSTOMERS, OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL IN OUR BUSINESSES, UTILIZATION RATES FOR OUR MR&O FACILITIES, OUR ABILITY TO EFFECTIVELY INTEGRATE FUTURE ACQUISITIONS, OUR ABILITY TO EFFECTIVELY MANAGE OUR BUSINESS, ECONOMIC FACTORS WHICH AFFECT THE AIRLINE INDUSTRY, GENERALLY INCLUDING THE AMOUNT OF AIRCRAFT MAINTENANCE OUTSOURCED BY VARIOUS AIRLINES, AND CHANGES IN GOVERNMENT REGULATIONS. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM RESULTS EXPRESSED OR IMPLIED IN ANY FORWARD-LOOKING STATEMENTS MADE BY US IN THIS QUARTERLY REPORT ON FORM 10-Q. WE DO NOT UNDERTAKE ANY OBLIGATION TO REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR CIRCUMSTANCES.

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

Our operating results have fluctuated in the past and may fluctuate significantly in the future. Many factors affect our operating results, including:

- decisions made regarding sales of our assets to reduce our debt,

- timing of repair orders and payments from large customers,

- the state of the economy generally, the state of the airline industry generally, and the financial condition of our airline customers specifically,

- competition from other third-party MR&O service providers,

- the number of airline customers seeking repair services at any time,

- the impact of fixed pricing on gross margins and our ability to accurately project our costs in a dynamic environment,

- our ability to fully utilize our hangar space dedicated to maintenance and repair services,

- the volume and timing for 727 cargo conversions and the impact during future periods on airline use of both the 727 fleet type and JT8D engines (both of which are older models) as a result of increased fuel costs and other factors,

- our ability to attract and retain a sufficient number of mechanics to perform the maintenance, overhaul, and repair services requested by our customers, and

- the timeliness of customer aircraft arriving for scheduled maintenance.

Large portions of our operating expenses are relatively fixed. Since we typically do not obtain long-term commitments from our customers, we must anticipate the future volume of orders based upon the historic patterns of our customers and upon discussions with our customers as to their future requirements. Cancellations, reductions or delays in orders by a customer or group of customers have in the past and may in the future have a material adverse effect on our business, financial condition and results of operations.

Three Months Ended March 31, 2003 and 2002

Operating revenue for the three months ended March, 31 2003 decreased $6.3 million or 10.9% to $51.3 million, from $57.5 million for the three months ended March 31, 2002. Operating revenue for the first quarter of 2002 included $1.8 million in revenues from the operation of Aerocell, which was sold in July 2002. Without the revenue from this facility, comparative 2002 three-month revenues would have been $55.7 million (we are providing this information in order to compare the revenues derived from facilities open in both the first quarter of 2002 and the first quarter of 2003).

The decrease in revenue is primarily attributable to decreased revenues from our heavy airframe maintenance operations. This decrease was generally caused by a reduction in market opportunities due to adverse market conditions, which have caused many of our customers to delay maintenance on their aircraft or park older aircraft maintained by us due to rising fuel prices, reduced passenger levels, and general economic conditions. Our revenue was also adversely impacted during the first quarter of 2003 by increased price competition and downward pricing pressures from airline customers. These factors forced us during fiscal 2002 and the first quarter of 2003 to reduce pricing and take fixed priced work at lower rates, which adversely impacted revenues and gross margins. Further, during this period, several of our customers, including one of our largest customers (which is currently in a Chapter 11 bankruptcy proceeding), experienced severe adverse financial problems of their own, and in some cases substantially delayed their on-going maintenance due to their situation, which further adversely impacted our operating results for the period. Finally, instability in the Middle East, including the currently on-going war on terrorism, and the outbreak of the SARS virus in Asia have severally reduced airline passenger levels during the first quarter of 2003. This reduction has equated to a further delay by our customers of maintenance services.

Gross profit decreased to $3.5 million for the three months ended March 31, 2003, a 43.7% drop, compared with a gross profit of $6.2 million for the three months ended March 31, 2002. The deterioration of the gross margin results for the first quarter of 2003 compared to the first quarter of 2002 resulted from continued pricing competition and downward pricing pressures from airline customers, start-up expenses recognized by our Goodyear maintenance facility as it ramps up for maintenance servicing, and an overall decline in revenues. Additionally, the first quarter of fiscal 2002 was favorably impacted by long duration customer maintenance programs (where greater efficiencies were achieved) that extended into the beginning of the third quarter of 2002. Subsequent to these programs and particularly during the first quarter of 2003, the Company has worked on short duration maintenance programs and single visit customers. While the receipt of single visit customers presents significant opportunities to TIMCO, the short-term impact is a lower revenue realization per labor hour. Gross profit as a percentage of revenues decreased to 6.9% for the three month period ended March 31, 2003, from 10.9% for the same period in 2002.

Gross profit levels during any particular period are dependent upon the number and type of aircraft serviced, the contract terms under which services are performed and the efficiencies that can be obtained in the performance of such services. Significant changes in any one of these factors could have a material impact on the amount and percentage of gross profits. Additionally, gross profit could be impacted in the future by considerations as to the value of our inventory. While we believe that we have appropriate write-downs for inventory obsolescence, the size of our inventory write-downs may need to increase in the future, depending on the market for aircraft parts in the future and the fleet types of the parts in our inventory compared to the types of aircraft for which we are performing maintenance procedures. We continue to evaluate all market and industry exposures in connection with the establishment of appropriate inventory valuation levels.

Operating expenses for the first quarter ended March 31, 2003 were $3.1 million compared to $3.6 million for the first quarter ended March 31, 2002. Operating expenses as a percentage of revenues were 6.0% and 6.2%, respectively, for the three month periods ended March 31, 2003 and 2002. For the most part, reductions in operating expenses achieved through the sale of Aerocell in July 2002 were offset by operating expenses recognized through the acquisition of Brice Manufacturing Company in October 2002 and start-up operations at the Goodyear facility. Additionally, during the first quarter of fiscal 2003 we were able to extend a sublease agreement with a third party for a facility that we are currently leasing in Opa-locka, Florida. As a result of this sublease extension, we eliminated an accrual that was previously established for the shortfall in the operating lease commitment and the amount of the original sublease income. The reversal of this accrual resulted in a $0.3 million benefit during the quarter and is reflected as a reduction to operating expenses for the quarter ended March 31, 2003. Also, as a result of a revised estimate of workers’ compensation insurance claims, we reduced our accrual for workers’ compensation insurance by $0.4 million during the first quarter of 2003. This reduction is also reflected as an offset to operating expenses for the quarter ended March 31, 2003.

As a result of these factors, income from operations was $0.5 million for the first quarter of 2003, compared to income from operations of $2.7 million for the first quarter of 2002.

Interest expense (excluding amortization of deferred financing fees) for the three months ended March 31, 2003 decreased by $2.0 million or 57.4% to $1.5 million, from $3.5 million for the three months ended March 31, 2002. The decrease is primarily attributable to completion of the Note Exchange and Rights Offering which eliminated interest expense on $149.0 million of notes since the end of February 2002 (see Note 8 of the Notes to the Condensed Consolidated Financial Statements for an explanation as to why interest is not recorded on the New Notes), lower outstanding debt balances as a result of selling Aerocell and using a substantial portion of the proceeds to reduce our debt, completion of our senior debt restructuring and slightly lower interest rates from period to period.

Amortization of deferred financing costs was $0.6 million and $2.3 million for the three months ended March 31, 2003 and 2002, respectively. The decrease is primarily attributable to the completion of our senior debt refinancing that was closed in July 2002 and that represented the completion of amortization of fees paid on our previous credit facility. Additionally, deferred financing fees incurred for the establishment of the Amended Credit Facility were significantly less then those of the previous credit facility.

During the first quarter of 2002, we recorded a charge of $8.0 million related to an agreement to settle a then-outstanding class action securities lawsuit. For the quarters subsequent to the first quarter of 2002, the Company marked-to-market the securities to be issued in this settlement. Upon this settlement becoming effective on September 20, 2002, the Company performed the final revaluation. The charge recognized in fiscal 2002 related to this settlement, adjusted for gains that resulted through the revaluations, totalled $4.4 million. See Note 6 of the Notes to the Condensed Consolidated Financial Statements.

During the first quarter of 2002, we recognized a $27.3 million extraordinary gain relating to the Note Exchange. On January 1, 2003, we adopted SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. As a result of adoption, we have reclassified the $27.3 million gain on debt extinguishment to be included within continuing operations.

Other income – net was $1.5 million for the three month period ended March 31, 2003 and $0.7 million for the three month period ended March 31, 2002. Other income – net for the first quarter of fiscal 2003 was primarily comprised of rent from the Company’s Miramar facility (approximately $0.7 million) and a gain on the settlement of outstanding purchase price adjustments and other obligations and funds held in escrow related to the sale of Aerocell (approximately $0.6 million). See Note 3 of the Notes to the Condensed

Consolidated Financial Statements. Other income – net for the first quarter of fiscal 2002 was mainly comprised of rent from the Company’s Miramar facility.

As a result of the above factors, our loss from continuing operations before income taxes and discontinued operations for the three months ended March 31, 2003 was $0.1 million, compared to income from continuing operations before income taxes and discontinued operations of $16.8 million for the three months ended March 31, 2002. Without the non-cash charge relating to the settlement of the class action litigation and the gain on debt extinguishment, both of which we believe are one-time and non-recurring items, we would have reported a net loss from continuing operations before income taxes and discontinued operations for the quarter ended March 31, 2002 of $2.5 million. Management believes that comparison of its first quarter 2003 net income from continuing operations to its first quarter 2002 net loss from continuing operations without the effect of the above described one-time, non-recurring items provides a useful measure for investors to compare our period to period results.

We recorded a $3.8 million tax benefit during the first quarter of 2002 as a result of the passage of legislation which permits businesses to carry net operating losses back to offset taxable income from the previous five years (compared to two years under prior law). Prior to the passage of this legislation, these net operating losses were fully reserved as it was determined to be more likely than not that we would not generate taxable income in the near future and that we would not have the opportunity to benefit from these net operating losses. For the first quarter of 2003, we have recognized a tax benefit of $0.2 million for the receipt of miscellaneous state carryback refunds.

For the reasons set forth above, income from continuing operations for the three months ended March 31, 2003 was $0.1 million, or $0.00 per basic share and diluted share, compared to income of $20.6 million, or $1.82 per basic share and $0.20 per diluted share, for the three months ended March 31, 2002.

Income from discontinued operations for the first quarter ended March 31, 2003 was $0.3 million, or $0.01 per basic share and $0.00 per diluted share, compared to income of $0.2 million, or $0.02 per basic share and $0.00 per diluted share, for the first quarter ended March 31, 2002. Income from discontinued operations for the first quarter of 2003 and 2002 is primarily comprised of collections on receivables retained from the sale of our redistribution operations that had been fully reserved and the sale of residual inventory that remains from the sale of our redistribution operation and new parts bearings operation.

LIQUIDITY AND CAPITAL RESOURCES

Developments Concerning the Aviation Industry and Our Operations

The September 11, 2001 terrorist attacks against the United States of America and the resulting increase in airline insurance costs, additional government mandated passenger taxes and fees, and increased airport security costs, have had a severe impact on the aviation industry. These factors, in conjunction with an overall slowdown in the U.S. economy, a greater then 9% reduction in passenger levels from fiscal 2001 to fiscal 2002, and the overall instability in the Middle East (including the currently on-going war on terrorism) have resulted in operating losses for U.S. airline carriers in excess of $7.7 billion for 2001 and an estimated $9.5 billion for 2002. In addition to these adverse factors, the first quarter of 2003 has been further impacted by the outbreak of the SARS virus in Asia. As a result of these factors, many commercial passenger airlines and air cargo carriers reported significant reductions in their capacity and have taken out of service upwards of 20% of their aircraft. This reduction in capacity has lessened the aircraft maintenance required by such airlines (and thereby the amount of maintenance being outsourced to companies like TIMCO). The impact of these factors has resulted with the filing for bankruptcy protection under Chapter 11 of the United States Bankruptcy Court by several carriers. The most notable have been the filings for protection from creditors under Chapter 11 by U.S. Airways on August 11, 2002 and United Airlines on December 9, 2002 (our largest customer during the prior two fiscal years). In addition to U.S. Airways and United Airlines, other carriers, including American Airlines, have publicly discussed the potential of seeking protection from creditors through a voluntary bankruptcy filing. As related to us, current exposures to carriers that are at risk of filing for protection are being continuously evaluated and monitored, though we have in the past, and may in the future, experience losses relating to these credit exposures. Additionally, the Company is positioning itself for potential favorable implications of these Chapter 11 filings and resurgence of the airlines as it is anticipated that additional maintenance outsourcing opportunities could result as these airlines look for cost reduction alternatives to internal labor sources.

We believe that all of the above factors will continue to have a negative impact on our business in the foreseeable future. In response, during 2001, 2002 and the first quarter of 2003, we have taken steps to reduce our costs. These terrorist attacks and related aftermath events and the overall slowdown in the U.S. economy have also impacted our competition, with several of our competitors exiting the MR&O business.

Liquidity

As of March 31, 2003 we had outstanding indebtedness of $181.8 million, of which $42.0 million was senior indebtedness, including amounts due under the TROL Financing of $24.7 million, which is characterized as a capital lease, $5.0 million BofA Term Loan, $3.5 million Amended Term Loan and $8.8 million under our Amended Revolving Credit Facility. In addition, at that date we had $10.1 million of letters of credit outstanding under our senior revolving credit facility and $1.4 million was available for borrowing under our Amended Revolving Credit Facility. As of May 16, 2003, we had outstanding $8.5 million of senior term loans with financial institutions, $24.6 million under the TROL Financing Agreement, $9.1 million under the senior revolving credit facility, $10.1 million of outstanding letters of credit, $16.2 million of our Old Notes, $100.0 million of our New Notes (recorded in accordance with GAAP on our financial statements at $115.8 million), and $2.8 million of our Junior Notes. Additionally, as of May 16, 2003 we had $3.3 million available for borrowing under our Amended Revolving Credit Facility. Our ability to make payments of principal and interest on outstanding debt will depend upon our future operating performance, which will be subject to economic, financial, competitive and other factors, some of which are beyond our control. Additionally, the degree to which we are leveraged could have important consequences to us, including:

- our vulnerability to adverse general economic and industry conditions;

- our ability to obtain additional financing for future working capital expenditures, and general corporate or other purposes;

- the requirement to obtain consent from our lenders under our senior credit facilities and the parties under our TROL financing arrangement in order to obtain new debt financing; and

- the dedication of a significant portion of our cash flow from operations to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations.

In addition, subject to the limitations set forth in the indenture for the New Notes, we and our subsidiaries may incur substantial amounts of additional indebtedness. Finally, our senior credit facilities are secured by a lien on substantially all of our assets.

Our senior credit facilities and TROL financing arrangement contain certain financial covenants regarding the Company’s financial performance and certain other covenants, including limitations on the amount of annual capital expenditures and the incurrence of additional debt. We did not meet certain financial covenants at December 31, 2002, and thus, were in violation of the Amended Credit Agreement and TROL financing arrangement. On May 14, 2003, we obtained waivers of non-compliance with all financial covenants and have thereby cured the covenant violations. We also entered into agreements that reset financial covenants requirements for the Amended Credit Agreement and TROL financing arrangement, including the covenants required to be met at March 31, 2003. As of March 31, 2003, based on the changes agreed to in May 2003, we were in compliance with all financial covenants under our senior credit facilities and TROL financing arrangement. Going forward, debt classification will remain contingent upon the continued compliance or waiver of violations of these covenant requirements, of which there can be no assurance.

We believe that we will meet our working capital requirements during 2003 from funds available under our revolving credit agreement, from the funds recently loaned and committed to us by our principal stockholder, and from our operations. We may also sell assets or our equity securities, or borrow additional funds, to the extent required and available. While we expect that required financing will be available to meet our working capital requirements, there can be no assurance of this fact. Our auditors have placed a going concern modification in their report on our 2002 financial statements as a result of our current substantial debt, illiquidity and continued losses from operations.

Cash

Net cash used in continuing operating activities during the three months ended March 31, 2003 was $6.1 million, compared to net cash provided by continuing operating activities of $3.7 million for the same period in 2002. Cash used in operating activities was primarily the result of earnings, adjusted for non-cash charges, of approximately $1.5 million, increases in accounts receivable, inventories, and other current assets of $9.9 million, $1.0 million, and $0.4 million, respectively, and reductions in customer deposits of $0.2 million and other liabilities of $1.9 million, partially offset by increases in accounts payable of $5.7 million. Cash of $0.2 million was used in investing activities during the first quarter of 2003 for the purchase of fixed assets. Cash provided by financing activities during the period was $6.0 million. Net proceeds from borrowings under our senior revolving credit facilities ($6.6 million) were used for operations, to pay $0.3 million of bank and refinancing fees and to pay $0.4 of capital leases. Cash of $0.2 million was provided by our discontinued operations.

Senior Credit Facilities

On July 12, 2002, we entered into an agreement amending and restating our senior credit facilities with a syndicate of four lenders led by Citicorp USA Inc. and UPS Capital Corporation pursuant to the terms of a Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”). Under the Amended Credit Agreement, we have obtained a $30.0 million senior secured revolving line of credit (the “Amended Revolving Credit Facility”) and a $7.0 million senior secured term loan (the “Amended Term Loan” and collectively with the Amended Revolving Credit Facility, the “Amended Credit Facility”). We utilized the proceeds from the Amended Credit Facility to repay outstanding borrowings under our previously outstanding revolving credit facility and our previously outstanding $12.0 million senior secured term loan. See Note 4 within the accompanying condensed consolidated financial statements.

The interest rate on the Amended Revolving Credit Facility is, at our option, (a) prime plus 3% per annum, or (b) LIBOR plus 4.5% per annum. We have currently elected the prime option. The interest rate on the Amended Term Loan is 12% per annum. The Amended Revolving Credit Facility is due on January 31, 2004. The Amended Term Loan was due in quarterly installments of $0.5 million, commencing September 30, 2002, with the principal balance due in full on January 31, 2004. However, $3.5 million of the Amended Term Loan was repaid from the proceeds of the Aerocell sale and the remaining $3.5 million principal is due in full on January 31, 2004. Finally, substantially all of our assets are pledged as collateral for the amounts borrowed under the Amended Credit Facility.

The Amended Credit Agreement contains certain financial covenants regarding our financial performance and certain other covenants, including limitations on the amount of annual capital expenditures and the incurrence of additional debt, and provides for the termination of the Amended Credit Facility and repayment of all debt in the event of a material adverse change in the business or a change in control. Generally, the Amended Credit Agreement requires mandatory repayments and reduction of the commitments thereunder from proceeds of a sale of assets or an issuance of equity or debt securities. Mandatory repayments are also required as a result of insufficient collateral to meet the borrowing base requirements thereunder or in the event the outstanding obligations under the Amended Credit Facility exceed the commitments thereunder. As of December 31, 2002 and March 31, 2003, we did not meet certain financial covenants and thus, were in violation of the Amended Credit agreement. Subsequent to year-end, however, we have obtained a waiver of non-compliance with all financial covenants and have thereby cured the covenant violations. We also entered into agreements that reset financial covenant requirements for the Amended Credit Facility. We are also in compliance, as of March 31, 2003, with all financial covenants, as amended on May 14, 2003, under the Amended Credit Facility and TROL financing agreement.

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

After the refinancing, $2.5 million of the original BofA loan (the “$2.5 million BofA loan”) continued to be due on August 14, 2002, and such loan was repaid from the proceeds of the Aerocell sale in July 2002. The remaining $2.5 million of the original BofA loan, which was credit supported by a former director and executive officer, was restructured as follows: (i) at the closing of the refinancing, the former director and executive officer paid Bank of America $2.5 million, reducing our obligation under this term loan from $10.0 million to $7.5 million (which amount was then restructured as set forth above); (ii) we transferred to the former director and executive officer a 100,000 square foot warehouse facility in Pearland, Texas which had been previously been utilized by our redistribution operation in satisfaction of $1.5 million of the loan (which is at least as favorable a price, based on a third party appraisal, for this property as could have been obtained from an unaffiliated third party); and (iii) we agreed to pay the former director and executive officer the remaining $1.0 million balance of this loan, with interest at the rate of 12% per annum, on the earlier of the sale of Aerocell or January 31, 2004. As a result of the completed sale of Aerocell on July 31, 2002, we repaid the outstanding $1.0 million of this loan.

On May 14, 2003, we entered into an agreement with our principal stockholder pursuant to which he agreed to loan us $6.0 million (2.0 million at closing and $2.0 million within 30 days and within 60 days thereafter), which is being used for working capital in our operations. The new note has a three-year maturity, is secured debt and bears a 16% PIK interest coupon. In connection with the new loan, we issued a warrant to our majority stockholder to acquire, for nominal consideration, 30% of our outstanding common stock (on a fully-diluted basis) as of the day the warrant is exercised. The warrant is exercisable on or before January 31, 2007. Further, the $1.3 million loan which we received from our principal stockholder in connection with the October 2002 Brice Manufacturing acquisition has been combined with this loan and the keepwell agreement, which our principal stockholder had issued to our senior lenders in connection with the Brice Manufacturing acquisition and that required monthly funding of any EBITDA losses of Brice, has been eliminated.

Subordinated Notes

New Senior Notes

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

The New Notes are general unsecured obligations and are subordinated in right of payment to all current and future senior debt, including indebtedness under the Amended Credit Facility, any future credit facility that may replace the Amended Credit Facility, and the $5.0 million BofA Term Loan. The New Notes are effectively subordinated to all secured obligations to the extent of the assets securing such obligations, including the Amended Credit Facility, the $5.0 million BofA Term Loan, and the new loan from our principal stockholder.

The New Notes are fully and unconditionally guaranteed by substantially all of our existing subsidiaries and each subsidiary that will be organized in the future by us, unless such subsidiary is designated as an unrestricted subsidiary. The indenture provides that under certain circumstances, we may be able to designate current or future subsidiaries as unrestricted subsidiaries. Unrestricted subsidiaries will not be subject to many of the restrictive covenants set forth in the indenture. Subsidiary guarantees are joint and several, full and unconditional, general unsecured obligations of the subsidiary guarantors. Additionally, there are no significant restrictions that would preclude the parent company from obtaining funds, either through loan or dividend, from the subsidiary guarantor. Subsidiary guarantees are subordinated in right of payment to all existing and future senior debt of subsidiary guarantors, including the Amended Credit Facility and the $5.0 million BofA Term Loan, and are also effectively subordinated to all secured obligations of subsidiary guarantors to the extent of the assets securing such obligations, including the Amended Credit Facility, the $5.0 million BofA Term Loan, and the new loan which was recently obtained from our principal stockholder.

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

The New Notes are redeemable for cash at our option at the following percentages of par plus accrued interest on the par value through the date of redemption: 2003 — 72.5%, 2004 — 73.0%, 2005 — 75.625% and 2006 — 77.5%. The New Notes also provide that the holders will receive an aggregate of 4.5 million shares of common stock if the New Notes are redeemed in 2003 and an aggregate of 3.0 million shares of common stock if the New Notes are redeemed in 2004, 2005 or 2006.

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

Old Senior Notes

In 1998, we sold $165.0 million of the Old Notes due in 2008 with a coupon rate of 8.125% at a price of 99.395%. As a result of the Note Exchange, $16.2 million in aggregate principal amount of the Old Notes remain outstanding. Interest on the Old Notes is payable on February 15 and August 15 of each year. The Old Notes are general unsecured obligations, subordinated in right of payment to all existing and future senior debt, including indebtedness outstanding under the Amended Credit Facility and the $5.0 million BofA Term Loan, and under facilities that may replace such facilities in the future, and to the new loan from our principal stockholder and the New Notes. In addition, the

Old Notes are effectively subordinated to all secured obligations to the extent of the assets securing such obligations, including the Amended Credit Facility, the $5.0 million BofA Term Loan and the new loan from our principal stockholder. As part of the Note Exchange, substantially all of the covenant protection contained in the indenture relating to the Old Notes was removed.

The Old Notes are fully and unconditionally guaranteed, on a senior subordinated basis, by substantially all of our existing subsidiaries and each subsidiary that we organize in the future, unless such subsidiary is designated as an unrestricted subsidiary. Subsidiary guarantees are joint and several, full and unconditional, general unsecured obligations of the subsidiary guarantors. Additionally, there are no significant restrictions that would preclude the parent company from obtaining funds, either through loan or dividend, from the subsidiary guarantor. Subsidiary guarantees are subordinated in right of payment to all existing and future senior debt of subsidiary guarantors, including the Amended Credit Facility and the $5.0 million BofA Term Loan, and to the new loan from our principal stockholder and the New Notes, and are also effectively subordinated to all secured obligations of subsidiary guarantors to the extent of the assets securing such obligations, including the Amended Credit Facility, the $5.0 million BofA Term Loan and the new loan from our principal stockholder.

The senior subordinated notes are redeemable, at our option, in whole or in part, at any time after February 15, 2003, at the following redemption prices, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date: (i) 2003—104.063%; (ii) 2004—102.708%; (iii) 2005—101.354%; and (iv) 2006 and thereafter—100%. Upon the occurrence of a change in control, we will be required to make an offer to repurchase all or any part of each holder’s senior subordinated notes at a repurchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the repurchase date. There can be no assurance that we will have the financial resources necessary to purchase the senior subordinated notes upon a change in control or that such repurchase will then be permitted under the Amended Credit Facility.

Junior Notes

As discussed in Note 6 within the accompanying condensed consolidated financial statements, the settlement of our outstanding class action litigation became effective on September 20, 2002. As part of this settlement agreement, we have issued $4.0 million face value in aggregate principal amount of the Company’s new junior subordinated convertible PIK notes (“Junior Notes”). These notes bear interest at 8% and mature on January 2, 2007. The Junior Notes bear interest from September 20, 2002 and are payable at our option either in cash or paid-in-kind through the issuance of additional notes semiannually on June 30 and December 31 of each year. If we do not pay interest in cash as of an interest payment date, we will automatically be deemed to have paid such interest in-kind and additional Junior Notes in the amount of such interest payment will automatically be deemed to be outstanding from such date forward. The Junior Notes have been recorded as of September 20, 2002 (the effective date) at the then current redemption value of $2.5 million. The discount is being accreted to the maturity redemption value, due in January 2007, of approximately $4.4 million. The Junior Notes are general unsecured obligations and are subordinated in right of payment to all current and future senior debt, including the Amended Credit Facility and the $5.0 million BofA Term Loan, and to the new loan from our principal stockholder and the New Notes and Old Notes.

The Junior Notes are redeemable for cash at our option at the following percentages of par plus accrued interest on the par value through the date of redemption: 2003 — 72.5%, 2004 — 73.0%, 2005 — 75.625% and 2006 — 77.5%. The Junior Notes also provide that the holders will receive an aggregate of 144,300 shares of common stock if the Junior Notes are redeemed in 2003 and an aggregate of 103,550 shares of common stock if the Junior Notes are redeemed in 2004, 2005 or 2006.

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

The TROL financing arrangement was utilized to develop two facilities: (i) a corporate headquarters and warehouse facility, which has been subleased to Kellstrom Aerospace, LLC, and (ii) a facility to house our Caribe operation that was sold in May 2001. Substantially all of our subsidiaries have guaranteed our obligations under the lease. Additionally, we have an option to acquire the new facility at the end of the lease for an option price as determined in the lease. Lease payments are currently at a rate of Prime plus 3.25% to 4.0% and we are responsible for all property taxes, insurance and maintenance of the property.

The TROL financing contains certain financial covenants regarding our financial performance and certain other covenants, which overall substantially mirror the covenant requirements under the Amended Credit Agreement, and provide for termination of the TROL financing agreement and repayment of all debt in the event of a material adverse change in the Company’s business. At December 31, 2002 and March 31, 2003, we did not meet certain financial covenants and thus, were in violation of the TROL financing agreement. Additionally, as a result of a cross default provision between the TROL and the Amended Credit Facility, for which we were in violation with financial covenants at December 31, 2002 and March 31, 2003, we were also in violation of the TROL financing agreement. Subsequent to year-end, however, we obtained a waiver of non-compliance with all financial covenants and has thereby cured the covenant violations. We also entered into an agreement that resets financial covenant requirements for the TROL financing arrangement and the Amended Credit Facility. At March 31, 2003, we were in compliance with all financial covenant requirements, as amended on May 14, 2003, under the TROL financing arrangement and the Amended Credit Facility.

Note Exchange Offer and Rights Offering

In February 2002, we completed a significant restructuring of our capital and equity. This restructuring consisted of four parts. The first part was a reverse split (on a one-share-for-ten-shares basis) of our outstanding common stock, reducing our outstanding common shares from 15 million shares to 1.5 million shares (5% of the restructured entity) and an increase in our authorized shares from 30.0 million to 500.0 million shares. The second part was an offer to the holders of the $165.0 million, 8 1/8% senior subordinated notes due 2008 (the “Old Notes”) to exchange their old notes for up to $10 million in cash, $100.0 million of our new 8% senior subordinated convertible paid-in-kind (“PIK”) notes due 2006 (the “New Notes”), 4.5 million shares of our post-reverse split common stock (15% of the restructured entity) and five-year warrants to purchase an additional 3.0 million shares of our post-reverse split common stock at an exercise price of $5.16 per share (the “Note Exchange”). The third part was a rights offering to our existing stockholders to raise funds to pay the cash portion of the Note Exchange offer and the expenses of the restructuring, and to provide us with working capital for our ongoing business operations. In the rights offering, we offered 24.0 million shares of our post-reverse split common stock (80% of the restructured entity) to raise $20.0 million. In connection with the rights offering, Lacy J. Harber, our principal stockholder, agreed to purchase any unsold allotments. The last part consisted of the issuance to the pre-restructuring holders of our common stock of five-year warrants to purchase an additional 3.0 million shares of our post-reverse split common stock at an exercise price of $5.16 per share.

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

CONTINGENCIES

We are involved in various litigation and environmental matters arising in the ordinary course of business. These are discussed in Note 6 under Item 1 (Condensed Consolidated Financial Statements) of this document. We maintain insurance coverage against certain potential claims in amounts that we believe to be adequate. Although the final outcome of these legal and environmental matters cannot be determined, based on the facts presently known, it is management’s opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

Claims and Litigations

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

In May 2002, we entered into an agreement to settle these claims with all allegations against us and the other defendants being dismissed without any admission of liability or wrongdoing. Under the settlement agreement, we have paid $11.5 million in cash, all of which has been paid by our directors’ and officers’ liability insurance carrier, and have issued certain securities, as described, in full settlement of the claims. The securities issued are: (i) 1.25 million shares of the Company’s authorized but unissued common stock, (ii) $4.0 million of the Company’s new 8% Junior Subordinated Convertible PIK Notes due 2007 (with terms similar to, but structurally subordinated to, the New Notes and the Old Notes), and (iii) five-year warrants to purchase 4.15 million shares of the Company’s common stock at an exercise price of $5.16 per share, which are exercisable upon grant. The settlement became effective on September 20, 2002.

For the quarter ended March 31, 2002, we recorded the initial liability of $8.0 million related to the value of the securities to be issued in this settlement. For the quarters subsequent to the first quarter of fiscal 2002, we marked-to-market the securities to be issued in this settlement. Upon this settlement becoming effective on September 20, 2002, we performed the final revaluation. The charge recognized in fiscal 2002 related to this settlement, adjusted for gains that resulted through the revaluations, totaled $4.4 million.

In November 2001, we had been sued by several former employees of our Oscoda, Michigan heavy airframe maintenance operation, on behalf of themselves and purportedly on behalf of a class of similarly situated employees, for alleged violations of the Worker Adjustment and Retraining Notification Act in connection with its spring 2001 temporary closure of that operation. The suit, which was filed in the U.S. District Court for the Eastern District of Michigan, sought back pay (including salary and accrued vacations) and other benefits for each of the affected employees for a sixty day period after such employees were terminated. In November 2002, without admitting liability, we entered into a settlement agreement relating to this suit, for which the fairness of this settlement has been approved by the U.S. District Court and by the former employees. As part of the settlement, we have agreed to pay these former employees $1.15 million. Once this settlement is fully funded, all outstanding claims against us will be dismissed without any admission of liability or wrongdoing.

Settlement With Kellstrom

In July 2002, we closed on the transactions contemplated by the Post-Closing Resolution Agreement, dated as of June 10, 2002 between us and Kellstrom Industries, Inc. (“Kellstrom”). The settlement resolved and settled globally outstanding disputes between us and Kellstrom (the “Settlement”) relating to matters arising out of our December 2000 sale of substantially all of the assets of its redistribution operation to Kellstrom. See the 2002 Form 10-K for a discussion of the terms of the settlement.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Financial Reporting Release No. 60 encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of its financial statements. Our consolidated financial statements include a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

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

Use of Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of

America. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to estimated losses on disposal of discontinued operations, the provision to reduce inventory to the lower of cost or market value, the estimated profit or loss to be recognized as aircraft maintenance, design and construction services are performed, the allowances for doubtful accounts and notes receivable, the realizability of its investment in affiliates, the recovery of long lived assets and goodwill, medical benefit accruals, the estimated fair values of facilities under capital leases and allowances for litigation and environmental costs. Management bases their estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

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

Accounts Receivable – Allowance for Doubtful Accounts

Substantially all of our accounts receivable are due primarily from airline and cargo carriers. During 2002 and 2003 to date, there has been significant change in the aviation industry, including the filing for bankruptcy protection under Chapter 11 of the United States Bankruptcy Court by certain carriers. This in turn has affected service providers within the aviation industry and has resulted in us experiencing higher credit losses. We continuously perform credit evaluations of our customers, considering numerous inputs including the customers’ financial position, past payment history, cash flows, historical loss experience and economic conditions. While management believes that adequate allowances for doubtful accounts have been provided in the consolidated financial statements, it is possible that we could experience additional unexpected credit losses.

Goodwill Valuation

As of January 1, 2002, we have adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 represents a substantial change in how goodwill is accounted for. SFAS No. 142 requires that goodwill no longer be amortized, but that goodwill be tested for impairment by comparing the reporting unit’s carrying value to its fair value as of January 1, 2002 and as of an annual assessment date.

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

Our obligations under our Amended Revolving Credit Facility and our $5.0 million BofA senior term loan bear interest at floating rates and therefore, we are impacted by changes in prevailing interest rates. However, our $3.5 million Amended Term Loan, our new loan from our principal stockholder, and our New Notes, Old Notes, and Junior Notes all bear fixed interest rates and therefore are not subject to the risk of interest rate fluctuations. A 10% change in market interest rates that affect our financial instruments would impact earnings during 2003 by approximately $45,000 before taxes and would change the fair value of our financial instruments by approximately $13.2 million.

ITEM 4: CONTROLS AND PROCEDURES

(a)	Within 90 days of filing this report on Form 10-Q (the “Evaluation Date”), our Chief Financial Officer and Chief Executive Officer evaluated our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, these officers have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to material information relating to our company (including our consolidated subsidiaries) required to be included in our reports filed or submitted by us under the Exchange Act.

(b)	Following completion of their audit of our financial statements for 2002, our independent auditors, KPMG LLP, advised our audit committee that during the course of their audit, they noted two internal control deficiencies constituting reportable conditions and material weaknesses as defined in Statement of Auditing Standards No. 60, as follows:

•	in connection with their audit procedures to test the adequacy of our accrual at year-end 2002 for anticipated losses on open contracts in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, they determined that we had not properly analyzed the costs in assessing whether loss accruals were required on open contracts. While we had adequate provisions to cover anticipated losses, KPMG LLP concluded that the lack of a formalized procedure to properly analyze contract costs could lead to material misstatements of our financial statements; and

•	KPMG LLP noted that management was not aware of the retrospective provisions of an expired worker’s compensation insurance policy until notified by the underwriter. After investigating the underwriter’s claim, we accrued for the retrospective premium adjustment, which is reflected in our 2002 year-end financial statements.

With respect to both issues, management has implemented corrective actions to ensure that appropriate review of these areas takes place to avoid future potential misstatements.

During 2002, we moved our corporate headquarters, completed an extensive restructuring of our capital and equity, refinanced all of our senior debt and resolved a number of significant legacy items. We also experienced a complete turnover of our key management responsible for financial reporting. Management believes that the weaknesses described above were primarily caused by the newness to the business of our current financial management team. The weaknesses reported on by KPMG LLP and described above did not cause KPMG LLP to not be able to complete their audit of our 2002 financial statements.

In late 2002, our management, with the oversight of our audit committee, commenced a comprehensive review of our internal controls. That review is currently ongoing, and management expects to take further actions as required by such continuing review during future periods, although we have made no significant changes in our internal controls, except as described above, or in other factors that could significantly affect internal controls, subsequent to the date of our most recent evaluation of these controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 6 to the Company’s Unaudited Condensed Consolidated Financial Statements included in this filing.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were presented to the Company’s stockholders during the first quarter of 2003.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORMS 8-K

(a)  Exhibits

99.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 302

99.2	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 (furnished but not filed)

(b)  Reports on Form 8-K

During the quarter ended March 31, 2003, the Company did not file any reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMCO Aviation Services, Inc.

By:	/s/ C. Robert Campbell Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: June 4, 2003

Exhibit Index

Exhibit
Number	Description

99.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 302

99.2	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 (furnished but not filed)