Form 10-K/A
period 2002-12-31
TIMCO AVIATION SERVICES INC
filed 2003-07-25
CIK 1012159

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
Commission File No. 1-11775

TIMCO AVIATION SERVICES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	65-0665658 (I.R.S Employer Identification No.)

623 Radar Road Greensboro, NC (Address of principal executive offices)	27410 (Zip Code)

(336) 668-4410
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

TITLE OF EACH CLASS None	NAME OF EACH EXCHANGE ON WHICH REGISTERED N/A

Securities registered pursuant to section 12(g) of the Exchange Act:

Common Stock, par value $.001 per share

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act, Rule 12b-2).    Yes ☐    No ☒

Purpose

This Form 10-K/A to the 2002 Form 10-K of TIMCO Aviation Services, Inc. (the “Company”) is being filed to report the information required by Items 10, 11, 12 and 13 of Part III of Form 10-K. All share information contained in this Form 10-K/A reflects completion of the one-share-for-ten-shares reverse stock split that became effective on February 28, 2002.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Board of Directors

Our certificate of incorporation and bylaws presently provide for a board of directors divided into three classes, as equal in size as possible, with staggered terms of three years. At the date of this Form 10-K, the current members of the board and the expiration of their terms as directors are as follows:

Name	Age	Position	Term Expires

Roy T. Rimmer, Jr.	61	Chairman of the Board and Chief Executive Officer	2004
Stephen E. Gorman	47	Director	2003
Steven L. Gerard	58	Director	2003
Jack J. Hersch	45	Director	2003
Philip B. Schwartz	49	Director and Corporate Secretary	2003

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

Steven L. Gerard has been the Chairman and Chief Executive Officer of Century Business Services Inc. (CBIZ), a diversified services company providing professional outsourced business services, since October 2002. Prior thereto, from October 2000, Mr. Gerard was CEO and a director of CBIZ. Before joining CBIZ, from 1997 to October 2000 Mr. Gerard was the Chairman and Chief Executive Officer of Great Point Capital, Inc., a provider of operational and advisory services, and from 1991 to 1997 Mr. Gerard was Chairman and Chief Executive Officer of Triangle Wire and Cable, Inc. and its successor, Ocean View Capital, Inc., a manufacturer of insulated wire and cable. Mr. Gerard’s prior experience includes 16 years in various senior corporate finance and banking positions with Citibank, N.A. and seven years with the American Stock Exchange. Mr. Gerard has been a director since September 2000 and also serves on the boards of directors of Fairchild Company, Inc., Lennar Corporation and Joy Global, Inc.

Stephen E. Gorman has recently been named the President and Chief Executive Officer of Greyhound Lines, Inc. Prior to joining Greyhound in July 2003, from August 2001 to June 2003 Mr. Gorman was the President, North America for Krispy Kreme Doughnuts, Inc. responsible for all store operations in North America. Prior to joining Krispy Kreme, Mr. Gorman spent five years with Northwest Airlines, Inc. at which he most recently held the position of Executive Vice President of Technical Operations and Flight Operations, with responsibility for all aircraft maintenance operations, pilot operations, operations planning and control, dispatch and flight simulator operations. Prior to joining Northwest Airlines in 1996, Mr. Gorman held a variety of senior executive positions over nine years with Aviall, Inc., a major provider of third party aviation services. Mr. Gorman is also on the board of directors of Rohn Industries, Inc., an infrastructure provider in the telecommunications industry. Mr. Gorman has been a director since October 2001.

Jack J. Hersch is a private investor. From 2000 to January 2003, Mr. Hersch was a partner at Cypress Management, LP, a hedge fund. Prior to joining Cypress, from 1996 to 2000 Mr. Hersch was a partner of Scoggin Capital Management, LP, and from 1994 to 1996 Mr. Hersch was a Senior Vice President of Donaldson, Lufkin & Jenrette. Over the last few years, Mr. Hersch has been actively involved in investing in the securities of several aviation and aviation services businesses, including TIMCO Aviation Services. Mr. Hersch joined our board on February 28, 2002 and serves on our board as a representative of the holders of our 8% senior subordinated convertible PIK notes due 2006 (“Senior Notes”).

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

     Executive Officers

The following list reflects our executive officers, as of the date of this Form 10-K, the capacity in which they serve us, and when they assumed office:

Name	Age	Position	Executive Officer Since

Roy T. Rimmer, Jr.	61	Chairman and Chief Executive Officer	June 2001
Gil West	41	President and Chief Operating Officer	September 2001
C. Robert Campbell	58	Executive Vice President and Chief Financial Officer	January 2002
Jack M. Arehart	48	Senior Vice President of Business Development	February 2002
Fritz Baumgartner	41	Vice President, Controller and Chief Accounting Officer	February 2002

     Business Experience

The business experience of Roy T. Rimmer, Jr. is included above under “Business Experience” of the Board of Directors.

Gil West is our President and Chief Operating Officer. Mr. West joined us in September 2001 as our Executive Vice President and Chief Operating Officer, and in January 2002 Mr. West was appointed to serve as our President. Prior to joining us, Mr. West served as an executive at Northwest Airlines since 1996. In his most recent position as Northwest’s Vice President of Engine and Component Technical Operations, Mr. West managed over 2,000 Northwest maintenance employees in Northwest’s Minneapolis and Atlanta maintenance facilities, as well as managing outside vendor maintenance operations. Prior to joining Northwest, Mr. West served in various managerial positions with United Airlines, Rohr Industries, Sundstrand Corporation and Boeing Commercial Aircraft.

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

Jack M. Arehart joined us in February 2002 as our Senior Vice President of Business Development, responsible for all of our sales, marketing and new business development efforts. Prior to joining us, Mr. Arehart spent 14 years with The Nordam Group, a large aviation manufacturing and MR&O services company, where, since 1996, Mr. Arehart held the position of Vice President, Program Development.

Fritz Baumgartner joined us in February 2002 and is our Vice President, Controller and Chief Accounting Officer. Mr. Baumgartner was previously the Chief Financial Officer and Vice President, Finance of Vitafoam, Inc., a manufacturer of cellular polymers and non-woven fiber products. Prior to joining Vitafoam, from 1990 to 1999, Mr. Baumgartner held various management positions including Controller, Treasurer & Director of Reporting, MIS Director and Vice President of Sales Operations with two Clayton, Dubilier & Rice holdings (Remington Arms, Inc. and Pilliod Furniture, Inc.). From 1983 to 1990 Mr. Baumgartner was with Ernst & Young LLP, most recently as an audit manager.

     Family Relationships

There are no family relationships between or among any of the directors and/or executive officers.

     Section 16(A) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, as amended, during our fiscal year ended December 31, 2002, and any Form 5 and amendments thereto furnished to us with respect to our most recent fiscal year, and any written representations referred to in subparagraph (b) (2) (i) of Item 405 of Regulation S-K, except as set forth below, to our knowledge, no person who at any time during the fiscal year ended December 31, 2002 was our director, officer or, to our knowledge, a beneficial owner of more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act failed to file on a timely basis, as disclosed in Forms 3, 4 and 5, reports required by Section 16 (a) of the Exchange Act during the fiscal year ended December 31, 2002 with the following exception: each filing required by each director and executive officer relating to 2002 was filed late.

ITEM 11. EXECUTIVE COMPENSATION.

     The following Summary Compensation Table sets forth information about the compensation paid or accrued during 2002, 2001 and 2000 to our Chief Executive Officer and to each of our four other most highly compensated executive officers whose aggregate direct compensation exceeded $100,000:

		Annual Compensation				Long Term Compensation

						Awards
								Payouts
Name and	Fiscal Year				Other Annual	Restricted Stock	Securities Underlying	LTIP
Principal Position	Ending	Salary	Bonus		Compensation	Awards	Options/SARs	Payouts	Other

Roy T. Rimmer, Jr. (1)	2002	441,346	—		—	—	800,000 (3)	—	—
Chairman and CEO	2001	156,154	500,000	(2)	—	—	—	—	—

C. Robert Campbell (4)	2002	236,365	201,655		—	—	200,000	—	—
Chief Financial Officer

Gil West (5)	2002	335,422	—		—	—	600,000	—	—
President and COO	2001	114,266	371,406		—	—	—	—	—

Jack M. Arehart (6)	2002	302,182	—		—	—	500,000	—	—
Sr. VP of Business Development

Michael C. Brant (7)	2002	69,185	187,500		—	—	—	—	—
Former CFO	2001	216,461	62,500		—	—	—	—	—
	2000	232,667	120,000		—	—	10,000	—	—

(1)	Mr. Rimmer became our Chairman and Chief Executive Officer in June 2001. In March 2002, we and Mr. Rimmer entered into a three-year employment agreement. See “Employment Agreements” below.

(2)	Bonus was granted to Mr. Rimmer in March 2002 for 2001 services relating to our restructuring.

(3)	Mr. Rimmer received this option grant pursuant to his employment agreement.

(4)	Mr. Campbell joined us in January 2002. Mr. Campbell has an employment agreement with us. Pursuant thereto, Mr. Campbell received a signing bonus, which is the bonus reflected in the table. Mr. Campbell also received an option grant under his employment agreement that, pursuant to his agreement, was issued at the completion of our restructuring. See “Employment Agreements” below.

(5)	Mr. West joined us in August 2001. Mr. West has an employment agreement with us. Pursuant thereto, Mr. West received a signing bonus, which is the bonus reflected in the table. Mr. West also received an option grant under his employment agreement that, pursuant to his agreement, was issued at the completion of our restructuring. See “Employment Agreements” below.

(6)	Mr. Arehart joined us in February 2002. Mr. Arehart has an employment agreement with us. Pursuant thereto, Mr. Arehart received an option grant under his employment agreement that, pursuant to his agreement, was issued at the completion of our restructuring. See “Employment Agreements” below.

(7)	Mr. Brant resigned as our Chief Financial Officer in January 2001. Mr. Brant was granted a retention bonus in connection with the fall 2001 move of our corporate headquarters to Greensboro, N.C., a portion of which ($62,500) was paid in 2001 and the balance of which ($187,500) was paid in March 2002.

     Option Grants During Last Fiscal Year

The following table sets forth information concerning options to purchase shares of common stock granted during the fiscal year ended December 31, 2002 to the current employees named in the Summary Compensation Table above.

					Potential Realizable Value at
		% of Total Options			Assumed Annual Rates of Stock Price
	Number of Shares	Granted to			Appreciation for Option Term(1)
	Underlying Options	Employees in Fiscal	Exercise Price
Name	Granted	Year	($/Share)	Expiration Date	5% ($)	10% ($)

Roy T. Rimmer	800,000	26.8%	1.02	3/20/07	225,446	498,176
C. Robert Campbell	200,000	6.7%	0.83	2/28/07	45,863	101,345
Gil West	600,000	20.1%	0.83	2/28/07	137,588	304,034
Jack M. Arehart	500,000	16.7%	0.83	2/28/07	114,657	253,362

(1)	These amounts represent assumed rates of appreciation in the price of common stock during the term of the options in accordance with rates specified in applicable federal securities regulations. Actual gains, if any, on stock option exercises will depend on the future price of common stock and overall stock market conditions. There is no representation that the rates of appreciation reflected in the table will be achieved.

     Aggregate Option Exercises During Fiscal 2002 and Fiscal Year End Option Values

The following table sets forth information concerning the exercise of stock options to purchase common stock during the 2002 fiscal year and the value of unexercised stock options to purchase common stock at the end of the 2002 fiscal year for the current employees named in the Summary Compensation Table.

			Number of Shares	Value of Unexercised
	Number of	Value	Underlying Unexercised	In-The-Money Options
	Shares	Realized	Options at Fiscal	At Fiscal Year-End($)
Name	Acquired on Exercise	($)	Year-End	Exercisable/Unexercisable*

Roy T. Rimmer, Jr.	—	—	266,667	0/0
C. Robert Campbell	—	—	66,667	0/0
Gil West	—	—	400,000	0/0
Jack M. Arehart	—	—	166,667	0/0

*	Computed based upon the difference between the closing price of common stock at December 31, 2002 and the exercise price. All options were out-of-the-money on December 31, 2002, and no value has been assigned to options that are out-of-the-money.

     Employment Agreements

We have employment agreements with our executive officers. Each provides for the payment of a base salary (Rimmer — $425,000; West — $300,000; Arehart — $300,000; Campbell — $240,000) plus bonus compensation (a percentage of their base compensation) based on the Company meeting an objective performance standard established annually by the Board. Each employment agreement also provides for a stock option grant vesting 1/3 upon issuance, 1/3 on the first anniversary of the respective employment agreement and 1/3 on the second anniversary of the respective employment agreement. Each employment agreement also contains a “change of control” severance arrangement if the employee is not retained in our employment after a change of control.

     Stock Option Plans

Our board of directors and stockholders adopted a new stock option plan in February 2002 (the “2001 stock option plan”). Since the approval of the 2001 stock option plan, no new options were granted under our 1996 stock option plan and our 1996 director stock option plan, and any shares of common stock reserved for issuance upon the exercise of options that were not issued under such plans were cancelled. However, the terms of any option issued under the 1996 stock option plan and the 1996 director stock option plan will continue to be governed by such plans and by the option agreements currently in effect for such options.

Pursuant to the 2001 stock option plan, an aggregate amount of 2.4 million shares of our common stock are reserved for issuance upon exercise of options granted thereunder. The option price per share of common stock may be any price determined by the 2001 stock option plan administrators, except that incentive stock option grants may not be less than fair market value per share of common stock on the date of grant (or not less than 110% of the fair market value for stockholders who own more than 10% of the company’s stock).

The compensation committee administers our stock option plan. The compensation committee determines which persons will receive options and the number of options to be granted to such persons. The compensation committee also interprets the provisions of the stock option plan and makes all other determinations that it deems necessary or advisable for the administration of the stock option plan.

Pursuant to the 2001 stock option plan we may grant incentive stock options as defined in Section 422(b) of the Internal Revenue Code of 1986, as amended, (the “Code”), and non-qualified stock options, not intended to qualify under Section 422(b) of the Code. The price at which our common stock may be purchased upon the exercise of options granted under the 2001 stock option plan will be required to be at least equal to the per share fair market value of the common stock on the date the particular options are granted. Options granted under the 2001 stock option plan may have maximum terms of not more than 10 years and are not transferable, except by will or the laws of descent and distribution. None of the incentive stock options under the stock option plan may be granted to an individual owning more than 10% of the total combined voting power of all classes of stock issued by us unless the purchase price of the common stock under such option is at least 110% of the fair market value of the shares issuable on exercise of the option determined as of the date the option is granted, and such option is not exercisable more than five years after the grant date.

Generally, options granted under the 2001 stock option plan may remain outstanding and may be exercised at any time up to three months after the person to whom such options were granted is no longer employed or retained by us or serving on our board of directors.

Pursuant to the 2001 stock option plan, unless otherwise determined by the compensation committee, one-third of the options granted to an individual are exercisable on the first anniversary of such grant, one-third are exercisable on the second anniversary of such grant and the final one-third are exercisable on the third anniversary of such grant. However, our board has the discretion to make appropriate adjustments, including accelerating the vesting, to the outstanding options granted under the 2001 stock option plan if we undergo a “change of control.” A “change in control” of TIMCO is generally deemed to occur when (a) any person (other than our majority-owned subsidiary, our compensation plan or any person (other than our majority-owned subsidiary, our compensation plan or Lacy Harber and his affiliates) becomes the beneficial owner of or acquires voting control with respect to more than 20% of the common stock; (b) a change occurs in the composition of a majority of our board of directors during a two-year period, provided that a change with respect to a member of our board of directors shall be deemed not to have occurred if the appointment of a member of our board of directors is approved by a vote of at least 75% of the individuals who constitute the then existing board of directors; or (c) our stockholders approve the sale of all or substantially all of our assets.

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

As of May 31, 2003, options to purchase 2,393,750 shares had been granted under the 2001 Stock Option Plan (1,562,500 of which are currently vested), 1,300,000 of which had been granted to our executive officers (866,667 of which are currently vested). Additionally, options to purchase 800,000 shares had been granted to one of our executive officers outside of the 2001 Stock Option Plan, 533,333 of which are currently vested. Further options to purchase 273,236 shares remain outstanding under previous option plans and agreements.

     Compensation Committee Interlocks and Insider Participation

During the fiscal 2002, no members of our compensation committee is or was a current or former employee. Except as set forth in Item 13. “Certain Relationships and Related Transactions”, during the last fiscal year there were no material transactions between the Company and any of the members of the Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At May 31, 2003, we had 31,640,994 shares of our common stock outstanding. The following table sets forth certain information regarding the shares of common stock owned of record or beneficially by (i) each person who owns beneficially more then 5% of our outstanding common stock; (ii) each of our directors and current executive officers; and (iii) all directors and executive officers as a group.

	Shares Beneficially Owned (1)

Name	Number	Percentage

Lacy J. Harber (2)	34,068,355	72.2%
Roy T. Rimmer, Jr. (3)	34,763,688	72.9%
Steven L. Gerard (4)	32,750	*
Stephen E. Gorman (4)	32,250	*
Jack Hersch (5)	35,250	*
Philip B. Schwartz (6)	52,900	*
Gil West (7)	400,000	1.3
Jack Arehart (8)	333,333	1.1
C. Robert Campbell (9)	133,333	*
All directors and executive officers as a group — 9 persons (10)	35,783,504	73.6%

*	Less than one percent

(1)	Unless otherwise indicated, each person named in the table has the sole voting and investment power with respect to the shares beneficially owned. Further, unless otherwise noted, the address for each person named in this table is c/o TIMCO Aviation Services, Inc.

(2)	LJH Corporation, which is wholly-owned by Mr. Harber, currently owns 18,553,465 shares of our outstanding common stock, constituting 58.6% of our currently outstanding common stock. LJH has granted a proxy with respect to the voting of these shares to Roy T. Rimmer, Jr., and as a result Mr. Rimmer is also deemed to beneficially own these shares for U.S. securities law purposes. Also includes warrants to purchase: (i) 2,500 shares at an exercise price of $36.25 per share, (ii) 25,000 shares at an exercise price of $40.00 per share, (iii) 5,000 shares at an exercise price of $17.50 per share, (iv) 33,333 shares at an exercise price of $14.00 per share, (v) 1,138,631 shares at an exercise price of $5.16 per share, (vi) 750,000 shares at an exercise price of $1.05, and (vii) the shares underlying a warrant to acquire, at an exercise price of $0.001 per share, 30% of the outstanding common stock (on a fully diluted basis) on or before January 31, 2007 (which if exercised today, would equate to 13,560,426 shares). LJH also holds $5,640,752 of our Senior Notes and $163,103 of our Junior Notes. Our Senior Notes and Junior Notes will convert into shares of common stock if not redeemed prior to their maturity.

(3)	Mr. Rimmer shares the power to vote the securities owned by LJH Corporation (by virtue of a proxy) and has certain rights to participate in the proceeds of certain sales of LJH’s shares. Also includes 106,250 shares owned by an entity controlled by Mr. Rimmer and vested warrants and options to purchase an aggregate of 589,083 shares (533,333 shares at an exercise price of $1.02 per share, 6,250 shares at an exercise price of $.8325 per share, 6,250 shares at an exercise price of $1.83 per share, 6,250 shares at an exercise price of $0.91 per share, 6,250 shares at an exercise price of $0.70 per share, 6,250 shares at an exercise price of $0.56 per share, 12,500 shares at an exercise price of $5.16 per share and 12,000 shares at exercise prices ranging from $17.00 per share to $153.13 per share). Excludes unvested options to purchase 266,667 shares at an exercise price of $1.02 per share.

(4)	Consists of vested options to purchase shares of common stock.

(5)	Mr. Hersch owns 4,000 shares individually and holds warrants to purchase an additional 31,250 shares at an exercise price ranging from $0.56 per share to $1.83 per share.

(6)	Mr. Schwartz owns 12,870 shares and holds options and warrants to purchase an additional 40,030 shares (31,250 shares at exercise prices ranging from $0.56 to $1.83 and the balance at exercise prices ranging from $5.16 per share to $395 per share).

(7)	Vested options to purchase 400,000 shares at an exercise price of $.8325 per share. Excludes unvested options to purchase 200,000 shares at an exercise price of $.8325 per share.

(8)	Vested options to purchase 333,333 shares at an exercise price of $.8325 per share. Excludes unvested options to purchase 166,667 shares at an exercise price of $.8325 per share.

(9)	Vested options to purchase 133,333 shares at an exercise price of $.8325 per share. Excludes unvested options to purchase 66,667 shares at an exercise price of $.8325 per share

(10)	Includes vested options to purchase an aggregate of 17,106,919 shares. Excludes unvested options to purchase an aggregate of 700,001 shares of common stock.

Equity Compensation Plans

     The following table summarizes information, as of December 31, 2002, relating to our equity compensation plans pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time.

			Number of
	Number of securities		securities remaining available
	to be issued upon	Weighted-average exercise	for future issuance under
	exercise of outstanding	price of outstanding	equity compensation plans (excluding
Plan category	options, warrants and rights	options, warrants and rights	securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,666,986	$22.29	6,250
Equity compensation plans not approved by security holders(1)	800,000	0.25	0

Total	3,466,986	$22.54	6,250

(1)	Options granted outside of any plan to our Chief Executive Officer.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As of December 2, 1994, we entered into a 20-year lease with Aviation Properties, a Delaware general partnership (“Aviation Properties”), pursuant to which we leased our corporate headquarters and warehouse in Miami, Florida (the “Miami Property”). We were obligated to make annual payments under such lease in the amount of approximately $893,000. Aviation Properties was an entity controlled by Robert Alpert, a former principal stockholder and director of TIMCO. In connection with the purchase of the Miami Property, we loaned Aviation Properties $2.5 million and the loan was being repaid with interest at the rate of 8% per annum. In January 2001, we sold the loan to Lacy Harber, our principal stockholder, for 90% of the then outstanding balance of $2.0 million. In connection with his purchase of the loan, Mr. Harber received a warrant to purchase 2,500 shares at an exercise price of $36.25 per share. In March 2001, the Miami Property was sold and we were relieved of our remaining obligation under the lease agreement.

During 2000, 2001 and 2002, we leased certain real property from entities controlled by one of our former directors and executive officers, Ben Quevedo. These facilities were previously utilized as the headquarters of two of our MR&O operations. We have subsequently moved out of these facilities, although we remain liable on the leases. We recently subleased one of these facilities and are currently taking actions to defray our obligations under the second lease. During 2000, 2001 and 2002, we also utilized aircraft owned by an entity controlled by Mr. Quevedo. Payments for all of these items were approximately $2.7 million in 2000, $400,000 in 2001, and $300,000 in 2002.

In February 2001, we obtained a term loan from a financial institution. In connection with obtaining the term loan, four individuals provided credit support to the financial institution that advanced the loan. In return for providing credit support, each of these individuals (or entities under their control) were granted warrants to purchase 25,000 shares of our common stock at an exercise price of $40.00 per share. Those providing credit support to the financial institution were Ben Quevedo, a former executive officer and director of our company, Robert Alpert, a former director and principal stockholder of our company, Don A. Sanders and Lacy Harber, our majority stockholder.

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

We utilize an aircraft owned by Roy T. Rimmer, Jr., our Chairman and Chief Executive Officer. Total expenses incurred in relation to this utilization during 2002 was $311,000.

In July 2002, Mr. Harber and Don Sanders provided credit support to us relating to our restructured $5.0 million Bank of America Term Loan. In return for providing such credit support, each of these parties received a warrant to purchase 750,000 (1.5 million in the aggregate) shares at an exercise price of $1.05 per share.

In October 2002, we completed the purchase of the outstanding stock of Brice Manufacturing Company (“Brice”) for the purchase price of $1.272 million and the assumption of approximately $1.385 million of liabilities. We financed the purchase of Brice through a loan of $1.3 million from Mr. Harber. The note to Mr. Harber was unsecured, bore interest at LIBOR plus 5.5% and was due on the earlier of January 31, 2004 or the termination of the revolving credit facility. Additionally, Mr. Harber agreed to loan the Company additional amounts equal to the Company’s costs relating to the Brice acquisition and amount required to fund any monthly shortfalls of earnings before interest, taxes, depreciation and amortization (EBITDA) from Brice’s operations. From the date of acquisition through December 31, 2002, there has been approximately $60,000 of funding requirements. The terms of this loan were modified in May 2003 (see below).

Also in October 2002, we sold our real estate and fixtures located at our Aircraft Interior Design, Inc. (AID) operation in Dallas, Texas, to Mr. Harber. The gross sales price for these assets was approximately $2.4 million, which was the estimated fair market value, based on a third party appraisal, on the sale date. Simultaneous with the sale, we entered into a lease agreement with Mr. Harber for substantially all of these assets. The term of this lease is ten years. Annual rental payments are approximately $300,000 per year, with the Company being responsible for, among other things, taxes, insurance and utilities.

In December 2002, Mr. Harber purchased the operating assets of Aviation Management Systems, Inc. (“AMS”) located in Phoenix, Arizona. Additionally, Mr. Harber assumed a lease with the City of Phoenix for facilities previously leased by AMS at Goodyear Airport. We have entered into an operating sublease agreement with Mr. Harber to operate the business in the facilities that were previously leased to AMS. The term of the sublease is for three years with rental payments of $432,000 annually. Under the sublease agreement, we are also responsible for insurance, taxes and charges leaved by the City of Phoenix.

In May 2003, we entered into an agreement with Mr. Harber pursuant to which he agreed to loan the Company $6.0 million. The new note has a three-year maturity, is secured debt, and bears a 16% PIK interest coupon. In connection with the new loan, we issued a warrant to Mr. Harber to acquire, for nominal consideration, 30% of the Company’s outstanding common stock (on a fully-diluted basis) as of the day the warrant is exercised. The warrant is exercisable until January 31, 2007. Further, the $1.3 million loan received from Mr. Harber in connection with the Brice acquisition has been added to this $6.0 million new loan, and the Keepwell agreement, which, among other matters, Mr. Harber had issued to the Company’s senior lenders in connection with the Brice acquisition and required monthly funding of any EBITDA losses, was eliminated. Finally, the note relating to this new loan has been increased by $850,000 reflecting our purchase from Mr. Harber of the aircraft parts inventory located at the Goodyear facility (which inventory was acquired by Mr. Harber in the AMS bankruptcy proceeding). The purchase price of the inventory that we purchased from Mr. Harber was less than the fair market value of such inventory (based on a third party appraisal).

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

TIMCO AVIATION SERVICES, INC
(Registrant)

BY:	/s/ Roy T. Rimmer, Jr.	July 17, 2003

Roy T. Rimmer, Jr., Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE AND TITLE:	DATE:

/s/ Roy T. Rimmer, Jr.	July 17, 2003

Roy T. Rimmer, Jr.
Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Gil West	July 17, 2003

Gil West
President (Principal Operating Officer)

/s/ C. Robert Campbell	July 17, 2003

C. Robert Campbell
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

SIGNATURE AND TITLE:	DATE:

/s/ Jack Hersch	July 17, 2003

Jack Hersch
Director

/s/ Philip B. Schwartz	July 17, 2003

Philip B. Schwartz
Director

/s/ Steven L. Gerard	July 17, 2003

Steven L. Gerard
Director

/s/ Stephen E. Gorman	July 17, 2003

Stephen E. Gorman
Director