Form 10-Q
period 2003-06-30
TIMCO AVIATION SERVICES INC
filed 2003-08-14
CIK 1012159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 1-11775

TIMCO AVIATION SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-0665658 (IRS Employer Identification No.)

623 Radar Road Greensboro, North Carolina (Address of principal executive offices)	27410 (Zip Code)

Registrant’s telephone number, including area code: (336) 668-4410 (x3016)

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 31,640,994 shares of common stock, $.001 par value per share, were outstanding as of August 14, 2003.

TIMCO AVIATION SERVICES, INC.

INDEX

Part I. Financial Information

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	June 30,	December 31,
	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$138	$339
Accounts receivable, net	30,702	17,762
Inventories	24,716	21,631
Other current assets	6,248	3,588

Total current assets	61,804	43,320

Fixed assets, net
Capitalized lease asset	24,479	24,794
Property and equipment, net	31,632	33,516

	56,111	58,310

Goodwill, net	26,124	26,124
Deferred financing costs, net	2,735	2,206
Other	679	1,066

Total assets	$147,453	$131,026

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$21,175	$14,564
Accrued expenses	18,189	18,486
Customer deposits	13,747	12,739
Revolving loan	10,746	2,179
Current maturities of notes payable to financial institutions	8,500	—
Current maturities of capital lease obligations	1,379	1,101
Accrued interest	814	854
Liabilities of discontinued operations	425	3,574

Total current liabilities	74,975	53,497

Senior subordinated notes, net:
New notes due 2006	115,800	115,800
Old notes due 2008	16,247	16,247
Capital lease obligations, net of current portion	26,898	27,734
Note payable to related party	4,350	1,300
Junior subordinated notes due 2007, net	2,838	2,613
Deferred income	1,557	1,641
Notes payable to financial institutions, net of current portion	—	8,500
Other long-term liabilities	—	456

Total long-term liabilities	167,690	174,291

Commitments and Contingencies (see notes)

Stockholders’ Deficit:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none outstanding, 15,000 shares designated Series A Junior Participating	—	—
Common stock, $.001 par value, 500,000,000 shares authorized, 31,640,994 shares issued and outstanding at June 30, 2003 and December 31, 2002	32	32
Additional paid-in capital	182,088	180,830
Accumulated deficit	(277,332)	(277,624)

Total stockholders’ deficit	(95,212)	(96,762)

Total liabilities and stockholders’ deficit	$147,453	$131,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share Data)
(Unaudited)

	For the Three Months
	Ended June 30,

	2003	2002

Operating revenue:
Sales, net	$52,076	$48,247
Other	36	53

	52,112	48,300
Cost of sales	50,537	43,194

Gross profit	1,575	5,106

Operating expenses	3,835	4,573

(Loss) income from operations	(2,260)	533

Interest expense	2,061	3,874
Gain on revaluation of charge for settlement of class action litigation	—	(1,875)
Other income — net	(746)	(1,010)

Loss before income taxes and discontinued operations	(3,575)	(456)

Income tax benefit	(710)	—

Loss from continuing operations before discontinued operations	(2,865)	(456)

Income from discontinued operations, net of income taxes	2,838	691

Net (loss) income	$(27)	$235

Basic and diluted income per share:
(Loss) income from continuing operations	$(0.09)	$(0.01)
Income from discontinued operations	0.09	0.02

Net income	$—	$0.01

Weighted average shares outstanding:
Basic and diluted	31,640,994	30,291,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share Data)
(Unaudited)

	For the Six Months
	Ended June 30,

	2003	2002

Operating revenue:
Sales, net	$103,307	$105,728
Other	89	106

	103,396	105,834
Cost of sales	98,303	94,482

Gross profit	5,093	11,352

Operating expenses	6,899	8,123

(Loss) income from operations	(1,806)	3,229

Interest expense	4,136	9,705
Charge for settlement of class action litigation	—	6,125
Gain resulting from debt extinguishment	—	(27,279)
Other income — net	(2,261)	(1,685)

(Loss) income before income taxes and discontinued operations	(3,681)	16,363

Income tax benefit	(884)	(3,800)

(Loss) income from continuing operations before discontinued operations	(2,797)	20,163

Income from discontinued operations, net of income taxes	3,089	923

Net income	$292	$21,086

Basic income per share:
(Loss) income from continuing operations	$(0.09)	$0.97
Income from discontinued operations	0.10	0.04

Net income	$0.01	$1.01

Diluted income per share:
(Loss) income from continuing operations	$(0.09)	$0.10
Income from discontinued operations	0.10	—

Net income	$0.01	$0.10

Weighted average shares outstanding:
Basic	31,640,994	20,862,494

Diluted	31,640,994	203,332,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT AND
COMPREHENSIVE INCOME
(In Thousands, Except Share Data)
(Unaudited)

					Total
					Stockholders'
	Common Stock		Additional		Deficit and
			Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income

Balance as of December 31, 2002	31,640,994	$32	$180,830	$(277,624)	$(96,762)
Net income and comprehensive income	—	—	—	292	292
Warrant issued to stockholder for note payable origination	—	—	1,258	—	1,258

Balance as of June 30, 2003	31,640,994	$32	$182,088	$(277,332)	$(95,212)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For the Six Months Ended
	June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$292	$21,086
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Income from discontinued operations	(3,089)	(923)
Gain on Aerocell settlement, net of cash escrow funds	(455)	—
Gain on restructuring of debt	—	(27,279)
Charge for class action settlement	—	6,125
Depreciation and amortization	2,811	2,653
Amortization of deferred financing costs	1,164	4,287
Recovery of doubtful accounts	(158)	(481)
(Increase) decrease in accounts receivable	(12,782)	5,881
(Increase) decrease in inventories	(3,085)	8,616
(Increase) decrease in other assets	(2,272)	9,939
Increase (decrease) in accounts payable	6,611	(13,934)
Increase (decrease) in customer deposits	1,008	(2,479)
Decrease in other liabilities	(198)	(2,983)

Net cash (used in) provided by operating activities	(10,153)	10,508

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(612)	(884)

Net cash used in investing activities	(612)	(884)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under senior debt facilities	103,897	109,702
Payments under senior debt facilities	(95,330)	(120,605)
Proceeds of term loan with related party	3,050	—
Payments on capital leases	(558)	(147)
Payments of deferred financing costs	(435)	(1,036)
Issuance of common stock in rights offering	—	19,806
Payment for old notes in note exchange offer	—	(5,081)
Payment of expenses related to exchange offer	—	(5,031)

Net cash provided by (used in) financing activities	10,624	(2,392)

Net cash (used in) provided by discontinued operations	(60)	277

Net (decrease) increase in cash and cash equivalents	(201)	7,509
Cash and cash equivalents, beginning of period	339	—

Cash and cash equivalents, end of period	$138	$7,509

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$3,012	$4,260

Income taxes refunded	$174	$11,458

SUPPLEMENTAL SCHEDULE OF NON CASH FINANCING ACTIVITIES:
Value of warrant issued to stockholder in exchange for note payable financing	$1,258	$—

Value of common stock and warrants issued in connection with note exchange offer and loan origination	$—	$4,534

Value of common stock issued in exchange for services	$—	$631

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003
(Unaudited)
(Dollar Amounts in Thousands, Except Share and Per Share Data)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION and LIQUIDITY

DESCRIPTION OF BUSINESS

TIMCO Aviation Services, Inc. (the “Company”) is a Delaware corporation that, through its subsidiaries, provides aircraft maintenance, repair and overhaul (“MR&O”) services to commercial passenger airlines, air cargo carriers, aircraft leasing companies, maintenance and repair facilities and aircraft parts redistributors throughout the world.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2003, the results of its operations for the three and six month periods ended June 30, 2002 and 2003 and its cash flows for the six month periods ended June 30, 2002 and 2003. The results of operations and cash flows for the six month period ended June 30, 2003 are not necessarily indicative of the results of operations or cash flows which may be reported for the year ending December 31, 2003.

LIQUIDITY

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. On several occasions during fiscal 2002 and for the first quarter ended March 31, 2003 the Company was out of compliance with certain of the covenants contained in its credit agreement with its senior lenders and under its tax retention operating lease (“TROL”) financing arrangement (which facility is recorded as a capitalized lease). The Company’s senior lenders and the TROL financing lender waived all of the events of default arising from the covenant violations which occurred during fiscal 2002 and the Company was in compliance, as waived and amended, with its credit agreement and TROL financing arrangement at December 31, 2002. Additionally, as of March 31, 2003, after receiving a waiver of several covenant violations and establishing new covenant requirements effective for the quarter ending March 31, 2003, the Company was in compliance with all financial covenant requirements under these agreements. As of June 30, 2003, the Company was in compliance with all financial covenant requirements under its credit agreements, as amended. See Notes 4 and 6.

For the year ended December 31, 2002, the Company incurred losses from continuing operations of $24,426. Additionally, as of December 31, 2002 and June 30, 2003, the Company had net working capital and stockholders’ deficits and continued to require additional cash flow above amounts currently being provided from operations to meet its working capital requirements. Also, as a result of the state of the domestic economy, the rising price of jet fuel, a continuing decline in passenger airline travel, the currently on-going war on terrorism, the continuing impacts of the September 11th terrorist attacks, and a greater than 15% reduction in airfare prices, the airline industry, and thus the Company’s customer base, has been significantly impacted. The result for some carriers has been the filing for protection under Chapter 11 of the United States Bankruptcy Code. These factors have also resulted in some of the Company’s competitors exiting the maintenance, repair, and overhaul business.

The Company’s ability to service its debt and note obligations, as they come due, is dependent upon the Company’s future financial and operating performance. This performance, in turn, is subject to various factors, including certain factors beyond the Company’s control, such as changes in conditions affecting the airline industry and changes in the overall economy. Additionally, failure to comply with the covenants and provisions under the Company’s debt and note obligations, unless waived by the lenders and noteholders, would be an event of default and would permit the lenders and noteholders to accelerate the maturity of these debts and note obligations. It would also permit them to terminate their commitments to extend credit under the financing agreements. The Amended Credit Facility and the TROL financing agreement also provide for the termination of the financing agreements and repayment of all obligations in the event of a material adverse change in the Company’s business or change in control, as defined. These actions would have an immediate material adverse effect on the Company’s liquidity. Further, although the Company expects to be able to meet its working capital requirements during 2003 from its available resources and from other sources, including funds available under its revolving credit facility, from operations, from sale of assets and further equity and/or debt infusions (including the new loan from its principal stockholder described below and in Note 4), there can be no assurance that the Company will have sufficient working capital or that such other sources of funding will be available to the Company to meet its obligations.

On May 14, 2003, the Company entered into an agreement with its principal stockholder pursuant to which the principal stockholder agreed to loan the Company $6,050, which is being used for working capital. As of June 30, 2003, $3,050 of this loan has been funded by the Company’s principal stockholder, with the full balance of $6,050 being funded as of July 3, 2003. Further, the $1,300 loan which was obtained from the Company’s principal stockholder in connection with the October 2002 Brice Manufacturing acquisition, (see Note 2), has been combined with this new $6,050 loan (aggregate obligation of $7,350). The aggregate obligation of $7,350 will come due in May 2006. See Note 4.

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

2. BUSINESS COMBINATIONS

In October 2002, the Company completed the purchase of the outstanding stock of Brice Manufacturing Company (Brice) for a purchase price of $1,272 and the assumption of approximately $1,385 of liabilities. The acquisition has been accounted for under the purchase method of accounting and accordingly, the purchase price has been fully allocated to the assets purchased and liabilities assumed based upon the fair values at the date of acquisition. The results of operations for Brice have been included in the accompanying condensed consolidated statement of operations from the date of acquisition.

The Company financed its purchase of Brice through a $1,300 loan from the Company’s principal stockholder. The principal stockholder also agreed to loan the Company additional amounts equal to the Company’s costs relating to the Brice acquisition and amount required to fund any monthly shortfalls of earnings before interest, taxes, depreciation and amortization (EBITDA) from Brice’s operations (the “Keepwell” agreement). From the date of acquisition through May 14, 2003, there was approximately $50 of funding requirements. The Company’s note to its principal stockholder was unsecured, bore interest at LIBOR plus 5.5% and was due on the earlier of January 31, 2004 or the termination of the revolving credit facility. The terms of this loan were modified on May 14, 2003 in connection with a new $6,050 loan from the Company’s principal stockholder. See Note 4.

3. SALE OF OPERATING ENTITIES

In July 2002, the Company completed the sale of substantially all of the assets and business of its Aerocell Structures operation. The net sales price was $9,600 (subject to the post-closing adjustments described below), of which $9,062 was received in cash at the closing. The Company used the proceeds from the sale to repay $3,500 of the new $7,000 term loan and $3,500 to repay the $2,500 BofA Loan due August 14, 2002 and a $1,000 related party loan. The remainder, net of expenses, was used for working capital. The results of operations for Aerocell are included within income from continuing operations through the date of its sale.

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

For all contingency exposures relating to the sale of Aerocell, which includes working capital adjustments and inventory repurchases, the Company had recorded certain accruals as of March 31, 2003, in the aggregate amount of $455. Just subsequent to the first quarter ended March 31, 2003, however, the Company entered into an agreement that globally settled all unresolved purchase price issues and inventory repurchase obligations. As part of this settlement, the Company has released approximately $350 of the funds held in escrow to the purchaser. Further, as a result of the settlement, the Company was released from all contingencies for working capital adjustments and inventory repurchases. In light of the settlement, the Company had, as of the end of the first quarter ended March 31, 2003, reversed all accruals for contingency exposures and had established a receivable for the net amount of the escrow funds (approximately $115) which it expected to receive (which funds were received in August 2003). The total gain resulting for the settlement ($570) has been reflected within other income – net in the accompanying condensed consolidated statement of operations for the six month period ended June 30, 2003.

4. NOTES PAYABLE AND REVOLVING LOAN

On May 14 2003, the Company entered into an agreement with its principal stockholder pursuant to which the principal stockholder has loaned the Company $6,050 ($3,050 of which was funded prior to June 30, 2003 and the balance of which was funded on July 3, 2003). This new loan is being used for working capital requirements. The new note has a three-year maturity, is secured debt and bears a 16% PIK interest coupon. Further, the $1,300 loan received from the principal stockholder in connection with the acquisition of Brice Manufacturing in October 2002 has been added to this $6,050 loan (aggregate obligation of $7,350), and the Keepwell agreement, which among other matters, the Company’s principal stockholder had issued to its senior lenders in connection with the Brice Manufacturing acquisition and required monthly funding of any EBITDA losses, was eliminated. This new loan from the Company’s principal stockholder contains cross default provisions if the Company’s obligations to its senior lenders are accelerated.

Additionally, subsequent to June 30, 2003, the Company has agreed to increase the note relating to this loan by $900 reflecting its purchase from its principal stockholder of the aircraft parts inventory located at the Goodyear facility (which inventory was acquired by the Company’s principal stockholder in the AMS bankruptcy proceedings, see Note 6).

In connection with the new loan, the Company issued a warrant to its principal stockholder to acquire, for nominal consideration, 30% of the Company’s outstanding common stock (on a fully-diluted basis) as of the day the warrant is exercised. The warrant is exercisable on or before January 31, 2007. The warrant valuation, as determined by an independent business valuation specialist through a fair market value assessment of the Company, was recorded at $1,258 as of May 14, 2003. The Company has recorded the value of this warrant as deferred financing costs and is amortizing this amount to expense over the three year term of the new loan.

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

The Amended Credit Agreement contains certain financial covenants regarding the Company’s financial performance and certain other covenants, including limitations on the amount of annual capital expenditures and the incurrence of additional debt, and provides for the termination of the Amended Credit Facility and repayment of all debt in the event of a material adverse change in the Company’s business or a change in control, as defined. A default and acceleration of repayment under the Amended Credit Facility could potentially result in repayment acceleration under other agreements to which the Company is a party, including the TROL financing agreement. Generally, the Amended Credit Agreement requires mandatory repayments and reduction of the commitments thereunder from proceeds of a sale of assets or an issuance of equity or debt securities. Mandatory repayments are also required as a result of insufficient collateral to meet the borrowing base requirements thereunder or in the event the outstanding obligations under the Amended Credit Facility exceed the commitments thereunder. At certain times during fiscal 2002 and during the first quarter of 2003, the Company was not in compliance with certain covenants contained in the Amended Credit Facility Agreement. The senior lenders, however, have waived, and in some instances, amended all such events of non-compliance and as of December 31, 2002 and March 31, 2003, the Company was in compliance with all covenant requirements, as amended. As of June 30, 2003, the Company was in compliance with all financial covenant requirements under this agreement, as amended. There was $3,235 available for borrowing under the Amended Credit Facility as of June 30, 2003 and outstanding letters of credit aggregated $9,512.

On July 12, 2002, the Company also restructured its outstanding $10,000 senior secured term loan with Bank of America with the remaining $5,000 balance of this loan (the “$5,000 BofA Term Loan”) now due on January 31, 2004. The $5,000 BofA Loan continues to bear interest at the rate of LIBOR plus 2% and continues to be credit supported by two individuals, one of whom is the Company’s principal stockholder. Proceeds of the Aerocell sale were used to pay $2,500 of the original BofA loan, due August 14, 2002. The $2,500 balance of the original Bank of America loan was repaid as described below.

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

The New Notes are general unsecured obligations and are subordinated in right of payment to all current and future senior debt, including indebtedness outstanding under the Amended Credit Facility and the $5,000 BofA Term Loan, and under facilities that may replace such facilities in the future. The New Notes are effectively subordinated to all secured obligations to the extent of the assets securing such obligations, including the Amended Credit Facility, the $5,000 BofA Term Loan and the new loan from the Company’s principal stockholder.

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

OLD SENIOR NOTES

In 1998, the Company sold $165,000 of senior subordinated notes (“Old Notes”) with a coupon rate of 8.125% at a price of 99.395%, which mature on February 15, 2008. On February 28, 2002, $149,000 face value of these notes were cancelled as part of the note exchange in exchange for cash and securities, and substantially all of the covenant protection contained in the indenture relating to the remaining

Old Notes was extinguished. As a result of the exchange offer and consent solicitation, $16,247 in aggregate principal amount, net of unamortized discount, of Old Notes remain outstanding at June 30, 2003. See Note 8 for a description of the note exchange. Interest on the Old Notes is payable on February 15 and August 15 of each year.

The Old Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt, including indebtedness outstanding under the Amended Credit Facility and the $5,000 BofA Term Loan, and under facilities that may replace such facilities in the future, and to the new loan from the Company’s principal stockholder and the New Notes. In addition, the Old Notes are effectively subordinated to all secured obligations to the extent of the assets securing such obligations, including the Amended Credit Facility, the $5,000 BofA Term Loan, and the new loan from the Company’s principal stockholder.

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

In May 2002, the Company entered into an agreement to settle these claims with all allegations against the Company and the other defendants being dismissed without any admission of liability or wrongdoing. Under the settlement agreement, the Company has paid $11,500 in cash, all of which has been paid by the Company’s directors’ and officers’ liability insurance carrier, and has issued certain securities, as described, in full settlement of the claims. The securities issued are: (i) 1.25 million shares of the Company’s authorized but unissued common stock, (ii) $4,000 of the Company’s new 8% Junior Subordinated Convertible PIK Notes due 2007 (with terms similar to, but structurally subordinated to, the New Notes, and structurally subordinated to the Old Notes), and (iii) five-year warrants to purchase 4.15 million shares of the Company’s common stock at an exercise price of $5.16 per share, which are exercisable upon grant. The settlement became effective on September 20, 2002.

For the quarter ended March 31, 2002, the Company recorded the initial liability of $8,000 related to the value of the securities to be issued in this settlement. For the quarter ended June 30, 2002, the Company marked-to-market the securities to be issued in this settlement. As a result of this revaluation, the Company recorded a gain of $1,875 for the quarter ended June 30, 2002. Upon the settlement becoming effective on September 20, 2002, the Company performed the final revaluation. The charge recognized in fiscal 2002 relating to this settlement, adjusted for gains that resulted through the revaluations, totaled $4,410.

In November 2001, the Company was sued by several former employees of its Oscoda, Michigan heavy airframe maintenance operation, on behalf of themselves and purportedly on behalf of a class of similarly situated employees, for alleged violations of the Worker Adjustment and Retraining Notification Act in connection with the Company’s spring 2001 temporary closure of that operation. The suit, which was filed in the U.S. District Court for the Eastern District of Michigan, sought back pay (including salary and accrued vacations) and other benefits for each of the affected employees for a sixty day period after such employees were terminated. In November 2002, without admitting liability, the Company entered into a settlement agreement relating to this suit, for which the fairness of this settlement has been approved by the U.S. District Court and the former employees. As part of the settlement, the Company has agreed to pay these former employees $1,150. As of June 30, 2003 and December 31, 2002, $383 and $1,150, respectively, is included within accrued expenses within the accompanying condensed consolidated balance sheets. Subsequent to June 30, 2003, this settlement has been fully funded, and as such, without any admission of liability or wrongdoing, all outstanding claims against the Company have been dismissed.

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

Accrued expenses in the accompanying June 30, 2003 and December 31, 2002 condensed consolidated balance sheets includes $1,210 and $1,474, respectively, related to obligations to remediate the environmental matters described above. Future information and developments will require the Company to continually reassess the expected impact of the environmental matters discussed above. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. These uncertainties include the extent of required remediation based on testing and evaluation not yet completed and the varying costs and effectiveness of remediation methods. In the opinion of management, the ultimate resolution of these environmental exposures will not have a material adverse effect upon the financial condition or results of operations of the Company.

LEASE COMMITMENTS WITH RELATED PARTIES

During October 2002, the Company sold its real estate and fixtures located at the Company’s Aircraft Interior Design, Inc. (AID) operation in Dallas, Texas, to the Company’s principal stockholder. The gross sale price for these assets was approximately $2,400, which was the estimated fair market value, based on a third party appraisal, on the sale date. Simultaneous with this sale, the Company entered into a lease agreement with the principal stockholder for substantially all of these assets. The term of this lease is ten years. Annual rental payments are approximately $300 per year, with the Company being responsible for, among other things, taxes, insurance and utilities. The sale and resulting leaseback qualify for sale leaseback accounting pursuant to SFAS No. 98, “Accounting for Leases”. The Company has deferred the gain on sale of approximately $1,700 and is amortizing this gain to income over the term of the lease agreement as an offset to rent expense. Deferred income within the accompanying June 30, 2003 and December 31, 2002 condensed consolidated balance sheets includes $1,557 and $1,641, respectively, related to this sale leaseback transaction.

During December 2002, an entity controlled by the Company’s principal stockholder acquired the operating assets of Aviation Management Systems, Inc. (“AMS”) located in Phoenix, Arizona. Additionally, this entity assumed a lease with the City of Phoenix for facilities previously leased by AMS at Goodyear Airport. Subsequent to the end of the first quarter, effective April 1, 2003, the Company entered into an operating sublease agreement with the principal stockholder for those facilities. The term of the sublease is for approximately three years with rental payments of $430 annually. Under the sublease agreement, the Company is also responsible for insurance, taxes and charges levied by the City of Phoenix under the new lease. The leased facilities provide approximately 370,000 square feet in which MR&O services are being provided.

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

The TROL financing contains certain financial covenants regarding the Company’s financial performance and certain other covenants, which overall substantially mirror the covenant requirements under the Amended Credit Agreement, and provides for the termination of the TROL financing agreement and repayment of all debt in the event of a material adverse change in the Company’s business. At certain times during fiscal 2002 and during the first quarter of 2003, the Company was not in compliance with certain of the covenants contained in the TROL financing agreement. Additionally, as a result of a cross default provision (that has been subsequently modified to a cross acceleration provision within the May 14, 2003 amendment to these agreements) between the TROL financing agreement and the Amended Credit Agreement, for which the Company was also in violation of covenant requirements during fiscal 2002 and the first quarter of 2003, the Company was also in default of the TROL financing agreement. The lessor under the TROL financing agreement and senior lenders of the Amended Credit Facility, however, waived, and in certain instances amended, all such events of non-compliance and as of December 31, 2002 and March 31, 2003, such that the Company was in compliance with all covenant requirements. As of June 30, 2003, the Company was in compliance with all financial covenant requirements under this agreement, as amended.

The Company and substantially all of its subsidiaries have guaranteed the repayment of the remaining $24,493 principal balance of the TROL financing. The TROL financing is secured by a lien on the real property and improvements comprising the facilities and on the fixtures therein.

SETTLEMENT WITH KELLSTROM

In July 2002, the Company closed on the transactions contemplated by the Post-Closing Resolution Agreement, dated as of June 10, 2002 (the “PCRA”) between the Company and Kellstrom Industries, Inc. (“Kellstrom”). The settlement resolved and settled globally outstanding disputes between the Company and Kellstrom relating to matters arising out of the Company’s December 2000 sale of substantially all of the assets of its redistribution operation to Kellstrom. See the Form 10-K for a discussion of the terms of the settlement.

PURCHASE COMMITMENT

On June 30, 2003, the Company entered into a long-term purchase agreement for various inventory components to be used in the Company’s Oscoda, Michigan engine center. Contingent upon the achievement of guaranteed sales volume to the Company by the third party supply vendor, the Company has committed to this vendor to purchase an aggregate of $2,800 of inventory components over an approximate two-year period. An initial inventory purchase of $500 took place on June 30, 2003 and is reflected within the accompanying condensed consolidated balance sheet. The residual inventory purchase obligation of $2,300 will occur in $100 monthly increments. These monthly purchase commitments will first be reduced by inventory used in the normal course of business that is currently on consignment from this third party supplier.

OTHER MATTERS

During the second quarter of fiscal 2003, the Internal Revenue Service (“IRS”) completed examinations of the Company’s 1996, 1997, 1998 and 1999 federal income tax returns. The completion of these examinations resulted in the elimination of a $422 accrual for tax exposure matters and the establishment of a $288 income tax receivable. The impact of these adjustments was a combined benefit of $710, which is included within the income tax benefit for the three and six month periods ended June 30, 2003 within the accompanying condensed consolidated statements of operations.

In connection with a previously outstanding term loan, the Company granted one of its lenders common stock purchase warrants to purchase 12,900 shares of the Company’s common stock exercisable for par value at any time until December 31, 2005. The warrants entitle the holder to require the Company to repurchase the warrants or common shares issued upon prior exercise of the warrants at $85.00 per share. As of August 14, 2003, the lender has not required the Company to repurchase any warrants. The Company recorded the value of these warrants as additional deferred financing costs and accrued expenses and amortized the deferred financing cost to interest expense over the original term of the loan (August 2002). If the repurchase right relating to these warrants were to be exercised in full, the Company would be obligated to pay its lender an aggregate of $1,097.

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

7. WEIGHTED AVERAGE SHARES

Basic income per share is computed using the weighted-average number of shares outstanding during the period. Diluted income per share uses the weighted-average number of shares outstanding during the period plus the dilutive effect of stock options calculated using the treasury stock method. Weighted average shares used in the computation of basic and diluted income per share is as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Weighted average common and common equivalent shares outstanding:
Basic	31,640,994	30,291,994	31,640,994	20,862,494
Effect of dilutive securities	—	—	—	182,469,882

Diluted	31,640,994	30,291,994	31,640,994	203,332,376

Common stock equivalents outstanding which are not included in the calculation of diluted earnings per share because their impact is antidilutive	300,736,282	277,162,706	297,301,584	6,403,827

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

The following table illustrates the effects on net income and earnings per share if the Company had applied the fair value recognition of FASB Statement No. 123 to stock-based employee compensation:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Net (loss) income – as reported	$(27)	$235	$292	$21,086
Additional expense	(154)	(1,057)	(388)	(1,411)
Net (loss) income – pro forma	(181)	(822)	(96)	19,675
Net income per share, basic – as reported	—	0.01	0.01	1.01
Net income per share, diluted – as reported	—	0.01	0.01	0.10
Net (loss) income per share, basic – pro forma	(0.01)	(0.03)	—	0.94
Net (loss) income per share, diluted – pro forma	(0.01)	(0.03)	—	0.10

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNLESS THE CONTEXT OTHERWISE REQUIRES, REFERENCES TO “TIMCO,” “WE,” “OUR” AND “US” IN THIS QUARTERLY REPORT ON FORM 10-Q INCLUDES TIMCO AVIATION SERVICES, INC. AND ITS SUBSIDIARIES. THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS OR MAY CONTAIN FORWARD-LOOKING STATEMENTS, SUCH AS STATEMENTS REGARDING OUR STRATEGY AND ANTICIPATED TRENDS IN THE INDUSTRY IN WHICH WE OPERATE. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON OUR CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATING TO OUR OPERATIONS AND RESULTS OF OPERATIONS, COMPETITIVE FACTORS, SHIFTS IN MARKET DEMAND, AND OTHER RISKS AND UNCERTAINTIES, INCLUDING, IN ADDITION TO THOSE DESCRIBED BELOW AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OUR ANNUAL REPORT ON FORM 10-K FOR 2002 (THE “FORM 10-K”), OUR ABILITY TO CONTINUE TO GENERATE SUFFICIENT WORKING CAPITAL TO MEET OUR OPERATING REQUIREMENTS AND SERVICE OUR INDEBTEDNESS, OUR MAINTAINING GOOD WORKING RELATIONSHIPS WITH OUR VENDORS AND CUSTOMERS, COMPETITIVE PRICING FOR OUR PRODUCTS AND SERVICES, OUR ABILITY TO ACHIEVE GROSS PROFIT MARGINS AT WHICH WE CAN BE PROFITABLE, INCLUDING MARGINS ON SERVICES WE PERFORM AT A FIXED PRICE BASIS, COMPETITION IN THE AIRCRAFT MAINTENANCE, REPAIR AND OVERHAUL MARKET AND THE IMPACT ON THAT MARKET AND THE COMPANY OF THE TERRORIST ATTACKS ON SEPTEMBER 11, 2001, THE RESULTING WAR ON TERRORISM AND THE IRAQ WAR, THE STATE OF THE DOMESTIC PASSENGER AIRLINE INDUSTRY AND THE FINANCIAL CONDITION OF OUR AIRLINE CUSTOMERS, OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL IN OUR BUSINESSES, UTILIZATION RATES FOR OUR MR&O FACILITIES, OUR ABILITY TO EFFECTIVELY INTEGRATE FUTURE ACQUISITIONS, OUR ABILITY TO EFFECTIVELY MANAGE OUR BUSINESS, ECONOMIC FACTORS WHICH AFFECT THE AIRLINE INDUSTRY, GENERALLY INCLUDING THE AMOUNT OF AIRCRAFT MAINTENANCE OUTSOURCED BY VARIOUS AIRLINES, AND CHANGES IN GOVERNMENT REGULATIONS. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM RESULTS EXPRESSED OR IMPLIED IN ANY FORWARD-LOOKING STATEMENTS MADE BY US IN THIS QUARTERLY REPORT ON FORM 10-Q. WE DO NOT UNDERTAKE ANY OBLIGATION TO REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR CIRCUMSTANCES.

The following discussion and analysis should be read in conjunction with the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K.

GENERAL

We are among the leading providers of aviation maintenance, repair and overhaul (“MR&O”) services. Based on industry statistics and industry publications, we are one of the largest independent providers of heavy maintenance services for aircraft in the world. We sell and provide aircraft maintenance, repair and overhaul services to commercial passenger airlines, aircraft leasing companies, government and military units, and air cargo carriers.

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

Our operating results have fluctuated in the past and may fluctuate significantly in the future. Many factors affect our operating results, including:

•	decisions made regarding sales of our assets to reduce our debt,

•	timing of repair orders and payments from large customers,

•	the state of the economy generally, the state of the airline industry generally, and the financial condition of our airline customers specifically,

•	competition from other third-party MR&O service providers,

•	the number of airline customers seeking repair services at any time,

•	the impact of fixed pricing on gross margins and our ability to accurately project our costs in a dynamic environment,

•	our ability to fully utilize our hangar space dedicated to maintenance and repair services,

•	the volume and timing for 727 cargo conversions and the impact during future periods on airline use of out-of-production aircraft (such as 727, DC 8, DC 9 and DC 10) and JT8D engines as a result of increased fuel costs and other factors,

•	our ability to attract and retain a sufficient number of mechanics to perform the maintenance, overhaul, and repair services requested by our customers, and

•	the timeliness of customer aircraft arriving for scheduled maintenance.

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

Three Months and Six Months Ended June 30, 2003 and 2002

Operating revenue for the six months ended June 30, 2003 decreased $2.4 million or 2.3% to $103.4 million, from $105.8 million for the same period in 2002. Operating revenue for the first half of 2002 included $3.4 million in revenues from the operation of Aerocell, which was sold in July 2002. Operating revenue for the first half of 2003, however, included $10.4 million in combined revenues from the operations of two facilities (Brice Manufacturing acquired in October 2002 and Goodyear, Arizona subleased from our principal stockholder in April 2003) that were not in operation during the first half of 2002. Without the revenue from these facilities, comparative 2002 six-month revenues would have been $102.4 million and comparative 2003 six-month revenues would have been $93.0 million. Operating revenue for the three months ended June 30, 2003 increased $3.8 million or 7.9% to $52.1 million, from $48.3 million for the same period in 2002. Comparative 2002 three-month revenues without the revenue from the operations of Aerocell would have been $46.7 million and comparative 2003 three-month revenues without the revenues from the operations of Brice and Goodyear would have been $45.7 million (we are providing this information in order to compare the revenues derived from facilities open in both the second quarter of 2002 and the second quarter of 2003, as well as for the six month revenues reflected above, facilities open in both the first half of 2002 and the first half of 2003).

The decrease in revenues for the first six months of 2003 compared to the first six months of 2002 is primarily attributable to decreased revenues from our heavy airframe maintenance operations. This decrease was generally caused by a reduction in market opportunities due to adverse market conditions, which have caused many of our customers to delay maintenance on their aircraft or park older aircraft maintained by us due to rising fuel prices, reduced passenger levels, and general economic conditions. Our revenue was also adversely impacted during the six months of 2003 by increased price competition and downward pricing pressures from airline customers. These factors forced us during fiscal 2002 and the first half of 2003 to reduce pricing and take fixed priced work at lower rates, which adversely impacted revenues and gross margins. Further, during this period, several of our customers, including one of our largest customers (which is currently in a Chapter 11 bankruptcy proceeding), experienced severe adverse financial problems of their own, and in some cases substantially delayed their on-going maintenance due to their situation, which further adversely impacted our operating results for the period. Finally, instability in the Middle East, the currently on-going war on terrorism, the war in Iraq, and the outbreak of the SARS virus in Asia have severally reduced airline passenger levels during the first half of 2003. This reduction has equated to a further delay by our customers of maintenance services.

The increase in revenues for the three-month period ended June 30, 2003 compared to the three-month period ended June 30, 2002 has resulted through increased revenues for our engine center operation due to a strategic partnership with one of our vendors that was entered into late during the second quarter of 2003 (see Note 6 of Notes to Condensed Consolidated Financial Statements), the commencement of maintenance operations at our Goodyear, Arizona facility (which serviced its first aircraft in May 2003), and sales volume from our Brice operations, which was acquired in October 2002, somewhat offset by sales volume for our Aerocell operation, which was sold in July 2002. The decrease in revenue for the six-month period ended June 30, 2003 compared to the six-month period ended June 30, 2003 resulted principally from reduced revenue opportunities at our Greensboro operation, offset in part by revenues at Brice and Goodyear.

Gross profit decreased to $5.1 million for the six months ended June 30, 2003 compared with a gross profit of $11.4 million for the six months ended June 30, 2002. The gross profit for the three months ended June 30, 2003 was $1.6 million, a decrease of $3.5 million from the 2002 second quarter. The deterioration of the gross margin results for the first half of 2003 compared to the first half of 2002 resulted from continued pricing competition and downward pricing pressures from airline customers, start-up expenses recognized by our Goodyear maintenance facility as it ramped up for maintenance servicing, and an overall decline in revenues at our other maintenance facilities during both periods. Additionally, results for the first six months of fiscal 2002 was favorably impacted by long-term repetitive customer maintenance programs (where greater efficiencies were achieved) that extended into the beginning of the third quarter of 2002. During the first six months of 2003, we generally experienced a higher proportion of short-term maintenance programs and single visit customers. While we believe that the receipt of single visit customers presents significant opportunities to us, the short-term impact is a lower revenue realization per labor hour. Gross profit as a percentage of revenues decreased to 4.9% and 3.0% for the six and three-month periods ended June 30, 2003, respectively, from 10.7% and 10.6% for the same respective periods in 2002.

Gross profit levels during any particular period are dependent upon the number and type of aircraft serviced, the contract terms under which services are performed and the efficiencies that can be obtained in the performance of such services. Significant changes in any one of these factors could have a material impact on the amount and percentage of gross profits. Additionally, gross profit could be impacted in the future by considerations as to the value of our inventory. While we believe that we have appropriately valued our inventory at the lower of cost or market value, additional write-downs may be required in the future, depending on the market for aircraft parts and the fleet types of the parts in our inventory compared to the types of aircraft for which we are performing maintenance procedures. Due to the then current market conditions for our aircraft parts, during the second quarter of 2002, we increased the write-downs for our inventory by $1.6 million. No further write-down was required during the first half of fiscal 2003.

Operating expenses decreased $1.2 million or 15.1% to $6.9 million for the six months ended June 30, 2003, compared with $8.1 million for the six months ended June 30, 2002. Operating expenses for the three months ended June 30, 2003 decreased $0.8 million or 16.1% to $3.8 million compared with $4.6 million for the same period in 2002. Operating expenses as a percentage of revenues were 6.7% and 7.4% for the six and three-month periods ended June 30, 2003, respectively, compared to 7.7% and 9.5% for the same respective periods in 2002. For the most part, reductions in operating expenses achieved through the sale of Aerocell in July 2002 were offset by operating expenses recognized in the operation of Brice Manufacturing Company, that was acquired in October 2002, and start-up operations at the Goodyear facility.

Also, during the second quarter of fiscal 2003, we terminated a lease agreement with a third party for an abandoned facility in Burnsville, Minnesota. As a result of this lease termination, we eliminated an accrual previously established for our operating lease commitment. The reversal of this accrual resulted in a $0.3 million benefit during the second quarter and is reflected as a reduction to operating expenses for the three and six-month periods ended June 30, 2003. Additionally, during the second quarter of fiscal 2003, we eliminated an environmental reserve that had been established for property sold in the prior year. As it was determined that we no longer had any exposure related to possible environmental matters for this property, we eliminated an accrual previously established for this exposure. The reversal of this accrual resulted in a $0.3 million benefit during the second quarter and is reflected as a reduction to operating expenses for the three and six-month periods ended June 30, 2003. At the end of the second quarter we entered into an operating agreement with a third party vendor. As a result of this agreement and modifications made to an accounts receivable balance due from this vendor within the operating agreement, we eliminated the need for a reserve of $0.3 million against this receivable balance. The reversal of this reserve is reflected as a reduction to operating expenses for the three and six-month periods ended June 30, 2003. In addition, during the first quarter of fiscal 2003 we were able to extend a sublease agreement with a third party for a facility that we currently leased in Opa Locka, Florida. As a result of this sublease extension, we eliminated an accrual previously established for the shortfall in the operating lease commitment and the amount of the original sublease income. The reversal of this accrual resulted in a $0.3 million benefit during the first quarter and is reflected as a reduction to operating expenses for the six-month period ended June 30, 2003. Finally, as a result of a revised estimate of workers’ compensation insurance claims, we reduced our accrual for workers’ compensation insurance by $0.4 million during the first quarter of 2003. This reduction is also reflected as an offset to operating expenses for the six-month period ended June 30, 2003.

As a result of these factors, loss from operations was $1.8 million for the 2003 first half, compared to income from operations of $3.2 million for the first half of 2002, and loss from operations for the second quarter of 2003 was $2.3 million, compared to income of $0.5 million for the second quarter of 2002.

Interest expense (excluding amortization of deferred financing fees) for the six months ended June 30, 2003 decreased by $2.4 million or 45.1% to $3.0 million, from $5.4 million for the six months ended June 30, 2002. Interest expense for the quarter ended June 30, 2003 decreased $0.4 million or 21.6% to $1.5 million, from $1.9 million for the same period in 2002. The decrease is primarily attributable to completion of the Note Exchange and Rights Offering which eliminated interest expense on $149.0 million of notes since the end of February 2002 (see Note 8 of the Notes to the Condensed Consolidated Financial Statements for an explanation as to why interest is not recorded on the New Notes), lower outstanding debt balances as a result of selling Aerocell and using a substantial portion of the proceeds to reduce our debt, completion of our senior debt restructuring and slightly lower interest rates from period to period.

Amortization of deferred financing costs was $1.2 million and $0.6 million for the six and three months ended June 30, 2003, respectively, compared to $4.3 million and $2.0 million for the same periods of 2002. The decrease is primarily attributable to the completion of amortization of deferred financing costs associated with our previous senior credit facility, which was refinanced in July 2002. Additionally, deferred financing fees related to the Amended Credit Facility were significantly less then those of the previous credit facility. Amortization of deferred financing fees incurred in conjunction with our May 14, 2003 amendment to our Amended Credit Facility and TROL financing arrangement, in addition to deferred financing fees incurred in conjunction with the warrant that was extended to our majority stockholder in regards to our new $6.05 million term loan partially offset the reduced fees from our senior debt refinancing.

During the first quarter of 2002, we recorded a charge of $8.0 million related to an agreement to settle a then-outstanding class action securities lawsuit. For the period ended June 30, 2002, the securities to be issued in this settlement were revalued, resulting in a gain during the 2002 second quarter of $1.875 million. The Company performed the final revaluation on September 20, 2002, the effective date of the settlement. The charge recognized in fiscal 2002 related to this settlement, adjusted for gains that resulted through the revaluations, totaled $4.4 million. See Note 6 of Notes to Condensed Consolidated Financial Statements.

During the first quarter of 2002, we recognized a $27.3 million extraordinary gain relating to the Note Exchange. On January 1, 2003, we adopted SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. As a result of adoption of SFAS No. 145, we have reclassified the $27.3 million gain on debt extinguishment to be included within continuing operations.

Other income – net was $2.3 million for the first half of 2003 and $0.7 million for the second quarter ended June 30, 2003, compared with $1.7 million and $1.0 million for the same periods in 2002. Other income – net for the first half of fiscal 2003 was primarily comprised of rent from the Company’s Miramar facility (approximately $1.4 million) and a gain on the settlement of outstanding purchase price adjustments and other obligations and funds held in escrow related to the sale of Aerocell (approximately $0.6 million). See Note 3 of the Notes to the Condensed Consolidated Financial Statements. Other income – net for the first half of fiscal 2002 was primarily comprised of rent from the Company’s Miramar facility.

As a result of the above factors, our loss from continuing operations before income taxes and discontinued operations for the six months ended June 30, 2003 was $3.7 million, compared to income from continuing operations before income taxes and discontinued operations of $16.4 million for the six months ended June 30, 2002. Our continuing operations loss before income taxes and discontinued operations for the quarter ended June 30, 2003 was $3.6 million, compared to a loss of $0.5 million for the quarter ended June 30, 2002.

During the second quarter of 2003, we recognized a $0.7 million income tax benefit as a result of the Internal Revenue Service (“IRS”) completing audits of our 1996, 1997, 1998 and 1999 federal income tax returns. Based on the findings in the IRS agent’s report, we eliminated a $0.4 million accrual for tax exposure matters and established an income tax receivable for $0.3 million. Additionally, during the first quarter of 2003, we recognized an income tax benefit of $0.2 million for the receipt of miscellaneous state carryback refunds.

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

For the reasons set forth above, loss from continuing operations for the six months ended June 30, 2003 was $2.8 million, or $0.09 per basic share and diluted share, compared to income of $20.2 million, or $0.97 per basic share and $0.10 per diluted share, for the six months ended June 30, 2002. The loss from continuing operations for the three months ended June 30, 2003 was $2.9 million or $0.09 per basic share and diluted share, compared to a loss of $0.5 million or $0.01 per basic share and diluted share for the three months ended June 30, 2002.

Income from discontinued operations for the first six-month and three-month periods ended June 30, 2003 was $3.1 million and $2.8 million, respectively, or $0.10 and $0.09, respectively, per basic and diluted share, compared to income of $0.9 million and $0.7 million, or $0.04 and $0.02, respectively, per basic share and $0.00 and $0.02, respectively, per diluted share for the same periods of 2002. Income from discontinued operations for the 2003 three and six-month periods includes $2.7 million resulting from the elimination and settlement of contingency exposures and obligations relating to our redistribution operations and new parts bearings operations, based on a current evaluation of those exposures. Additionally, income from discontinued operations for the first half of 2003 and 2002 contains collections on receivables retained from the sale of our redistribution operations that had been fully reserved and the sale of residual inventory that remains from the sale of our redistribution operation and new parts bearings operation.

LIQUIDITY AND CAPITAL RESOURCES

Developments Concerning the Aviation Industry and Our Operations

The September 11, 2001 terrorist attacks against the United States of America and the resulting increase in airline insurance costs, additional government mandated passenger taxes and fees, and increased airport security costs, have had a severe impact on the aviation industry. These factors, in conjunction with an overall slowdown in the U.S. economy, a greater then 9% reduction in passenger levels from fiscal 2001 to fiscal 2002, and the overall instability in the Middle East (including the currently on-going war on terrorism and the war in Iraq) have resulted in operating losses for U.S. airline carriers in excess of $7.7 billion for 2001 and an estimated $9.5 billion for 2002. In addition to these adverse factors, the first half of 2003 has been further impacted by the outbreak of the SARS virus in Asia. As a result of these factors, many commercial passenger airlines and air cargo carriers reported significant reductions in their capacity and have taken out of service upwards of 20% of their aircraft. This reduction in capacity has lessened the aircraft maintenance required by such airlines (and thereby the amount of maintenance being outsourced to companies like TIMCO). The impact of these factors has resulted with the filing for bankruptcy protection under Chapter 11 of the United States Bankruptcy Court by several carriers. The most notable have been the filings for protection from creditors under Chapter 11 by U.S. Airways on August 11, 2002 and United Airlines on December 9, 2002 (United was our largest customer during the last two fiscal years). In addition to U.S. Airways and United Airlines, other carriers, including American Airlines, have publicly discussed the potential of seeking protection from creditors through a voluntary bankruptcy filing. As related to us, current exposures to carriers that are at risk of filing for protection are being continuously evaluated and monitored, though we have in the past, and may in the future, experience losses relating to these credit exposures. Additionally, the Company is positioning itself for potential favorable implications of these Chapter 11 filings and resurgence of the airlines as it is anticipated that additional maintenance outsourcing opportunities could result as these airlines look for cost reduction alternatives to internal labor sources.

We believe that all of the above factors will continue to have a negative impact on our business in the foreseeable future. In response, we have taken steps to reduce our costs. These terrorist attacks and related aftermath events and the overall slowdown in the U.S. economy have also impacted our competition, with several of our competitors exiting the MR&O business.

Contractual Payment Obligations and Other Commercial Commitments

Below is a chart setting forth our contractual payment obligations and other commercial commitments as of June 30, 2003 which have been aggregated in order to facilitate a basic understanding of our liquidity (in thousands):

Contractual		Less than	Payments due by period
Obligations	Total	One Year	1-3 years	4-5 years	After 5 years

Revolving Credit Facility	$10,746	$10,746	$—	$—	$—
Long-Term Debt	147,735	8,500	4,350	134,885	—
Capital Leases	28,277	1,379	23,884	350	2,664
Operating Leases	44,934	5,685	10,278	9,309	19,662

Total contractual cash obligations	$231,692	$26,310	$38,512	$144,544	$22,326

Other Commercial		Less than	Payments due by period
Commitments	Total	One Year	1-3 years	4-5 years	After 5 years

Purchase Commitments	$2,300	$1,200	$1,100	$—	$—
Letters of Credit	9,512	9,512	—	—	—

Total Other Commercial Commitments	$11,812	$10,712	$1,100	$—	$—

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

Liquidity

As of June 30, 2003 we had outstanding indebtedness of $186.8 million, of which $43.7 million was senior indebtedness, including amounts due under the TROL Financing of $24.5 million, which is characterized as a capital lease, $5.0 million BofA Term Loan, $3.5 million Amended Term Loan, and $10.7 million under our Amended Revolving Credit Facility. In addition, at June 30, 2003 we had $4.35 million in secured debt due to our principal stockholder, $9.5 million of letters of credit outstanding under our senior revolving credit facility, and $3.2 million was available for borrowing under our Amended Revolving Credit Facility. Our senior credit facilities are secured by a lien on substantially all of our assets. As of August 7, 2003, we had outstanding $8.5 million of senior term loans with financial institutions, $24.3 million under the TROL Financing Agreement, $11.4 million under the senior revolving credit facility, $9.2 million of outstanding letters of credit, $7.35 million in secured debt due to our principal stockholder, $16.2 million of our Old Notes, $100.0 million of our New Notes (recorded in accordance with GAAP on our financial statements at $115.8 million), and $2.9 million of our Junior Notes. Additionally, as of August 7, 2003 we had $4.4 million available for borrowing under our Amended Revolving Credit Facility. Our ability to make payments of principal and interest on outstanding debt will depend upon our future operating performance, which will be subject to economic, financial, competitive and other factors, some of which are beyond our control. Additionally, the degree to which we are leveraged could have important consequences to us, including:

•	our vulnerability to adverse general economic and industry conditions;

•	our ability to obtain additional financing for future working capital expenditures, and general corporate or other purposes;

•	the requirement to obtain consent from our lenders under our senior credit facilities and the parties under our TROL financing arrangement in order to obtain new debt financing; and

•	the dedication of a significant portion of our cash flow from operations to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations.

In addition, subject to the limitations set forth in the indenture for the New Notes, we and our subsidiaries may incur substantial amounts of additional indebtedness.

Our senior credit facilities and TROL financing arrangement contain certain financial covenants regarding the Company’s financial performance and certain other covenants, including limitations on the amount of annual capital expenditures and the incurrence of additional debt. We did not meet certain financial covenants at December 31, 2002, and thus, were in violation of the Amended Credit Agreement and TROL financing arrangement. On May 14, 2003, we obtained waivers of non-compliance with all financial covenants and cured these covenant violations. We also entered into agreements that reset financial covenant requirements for the Amended Credit Agreement and TROL financing arrangement, including the covenants required to be met at March 31, 2003. As of March 31, 2003, based on the changes agreed to in May 2003, we were in compliance with all financial covenants under our senior credit facilities and TROL financing arrangement. As of June 30, 2003 we were in compliance with the covenant requirements under our Amended Credit Facility and TROL financing arrangement, as amended. Going forward, debt classification will remain contingent upon the continued compliance or waiver of violations of these covenant requirements, of which there can be no assurance.

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

Cash

Net cash used in continuing operating activities during the six months ended June 30, 2003 was $10.2 million, compared to net cash provided by continuing operating activities of $10.5 million for the same period in 2002. Cash used in operating activities was primarily the result of earnings, adjusted for non-cash charges, of approximately $0.6 million and increases in accounts receivable, inventories, and other current assets of $12.8 million, $3.1 million, and $2.3 million, respectively, and reductions in other liabilities of $0.2 million, partially offset by increases in accounts payable of $6.6 million and increases in customer deposits of $1.0 million. Cash of $0.6 million was used in investing activities during the first half of 2003 for the purchase of fixed assets. Cash provided by financing activities during the period was $10.6 million. Net proceeds from borrowings under our senior revolving credit facilities ($8.6 million) and borrowings from related parties of $3.1 million were used for operations, to pay $0.4 million of bank and refinancing fees and to pay $0.6 million of capital leases. Cash of $0.1 million was used in our discontinued operations.

Related Party Loan

On May 14 2003, we entered into an agreement with our principal stockholder pursuant to which he has loaned us $6.05 million ($3.05 million received through June 30, 2003 and the balance received on July 3rd). This new loan is being used for working capital requirements. The new note has a three-year maturity, is secured debt and bears a 16% PIK interest coupon. Further, the $1.3 million loan we received from our principal stockholder in connection with the acquisition of Brice Manufacturing in October 2002 has been added to this $6.05 million loan (aggregate obligation of $7.35 million), and the Keepwell agreement, which our principal stockholder had issued to our senior lenders in connection with the Brice Manufacturing acquisition requiring monthly funding of any EBITDA losses, was eliminated. Additionally, this new loan from our principal stockholder contains certain cross-default provisions if the Company’s obligations to its senior lenders are accelerated.

Additionally, subsequent to June 30, 2003, we agreed to increase this note by $0.9 million reflecting our purchase from Mr. Harber of the aircraft parts inventory located at the Goodyear facility. The purchase price of the inventory that we purchased from Mr. Harber was less than the fair market value of such inventory (based on a third party appraisal).

In connection with the new loan, we issued a warrant to our principal stockholder to acquire, for nominal consideration, 30% of our outstanding common stock (on a fully-diluted basis) as of the day the warrant is exercised. The warrant is exercisable on or before January 31, 2007. The warrant valuation, as determined by an independent business valuation specialist through a fair market value assessment, was recorded at approximately $1.3 million as of May 14, 2003. We have recorded the value of this warrant as deferred financing costs and are amortizing this amount to expense over the three-year term of this loan.

Senior Credit Facilities

On July 12, 2002, we entered into an agreement amending and restating our senior credit facilities with a syndicate of four lenders led by Citicorp USA Inc. and UPS Capital Corporation pursuant to the terms of a Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”). Under the Amended Credit Agreement, we have obtained a $30.0 million senior secured revolving line of credit (the “Amended Revolving Credit Facility”) and a $7.0 million senior secured term loan (the “Amended Term Loan” and collectively with the Amended Revolving Credit Facility, the “Amended Credit Facility”). We utilized the proceeds from the Amended Credit Facility to repay outstanding borrowings under our previously outstanding revolving credit facility and our previously outstanding $12.0 million senior secured term loan. See Note 4 to the condensed consolidated financial statements.

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

The Amended Credit Agreement contains certain financial covenants regarding our financial performance and certain other covenants, including limitations on the amount of annual capital expenditures and the incurrence of additional debt, and provides for the termination of the Amended Credit Facility and repayment of all debt in the event of a material adverse change in the business or a change in control. Generally, the Amended Credit Agreement requires mandatory repayments and reduction of the commitments thereunder from proceeds of a sale of assets or an issuance of equity or debt securities. Mandatory repayments are also required as a result of insufficient collateral to meet the borrowing base requirements thereunder or in the event the outstanding obligations under the Amended Credit Facility exceed the commitments thereunder. As of December 31, 2002 and March 31, 2003, we did not meet certain financial covenants and thus, were in violation of the Amended Credit agreement. Subsequent to year-end, however, we have obtained a waiver of non-compliance with all financial covenants and have thereby cured the covenant violations. We also entered into agreements that reset financial covenant requirements for the Amended Credit Facility, including the covenants required to be met at March 31, 2003. As of March 31, 2003, based on the changes agreed to in May 2003, we were in compliance with all financial covenants under our senior credit facility. As of June 30, 2003 we were in compliance with the covenant requirements under our Amended Credit Facility, as amended.

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

Old Senior Notes

In 1998, we sold $165.0 million of the Old Notes due in 2008 with a coupon rate of 8.125% at a price of 99.395%. As a result of the Note Exchange, $16.2 million in aggregate principal amount of the Old Notes remain outstanding. Interest on the Old Notes is payable on February 15 and August 15 of each year. The Old Notes are general unsecured obligations, subordinated in right of payment to all existing and future senior debt, including indebtedness outstanding under the Amended Credit Facility and the $5.0 million BofA Term Loan, and under facilities that may replace such facilities in the future, and to the new loan from our principal stockholder and to the New Notes. In addition, the Old Notes are effectively subordinated to all secured obligations to the extent of the assets securing such obligations, including the Amended Credit Facility, the $5.0 million BofA Term Loan and the new loan from our principal stockholder. As part of the Note Exchange, substantially all of the covenant protection contained in the indenture relating to the Old Notes was removed.

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

The TROL financing contains certain financial covenants regarding our financial performance and certain other covenants, which overall substantially mirror the covenant requirements under the Amended Credit Agreement, and provide for termination of the TROL financing agreement and repayment of all debt in the event of a material adverse change in the Company’s business. At December 31, 2002 and March 31, 2003, we did not meet certain financial covenants and thus, were in violation of the TROL financing agreement. Additionally, as a result of a cross default provision (that has been subsequently modified to a cross acceleration provision within the May 14, 2003 amendment to these agreements) between the TROL and the Amended Credit Facility, for which we were in violation with financial covenants at December 31, 2002 and March 31, 2003, we were also in violation of the TROL financing agreement. Subsequent to year-end, however, we obtained a waiver of non-compliance with all financial covenants and has thereby cured the covenant violations. We also entered into an agreement that resets financial covenant requirements for the TROL financing arrangement and the Amended Credit Facility. At March 31, 2003, we were in compliance with all financial covenant requirements, as amended, under the TROL financing arrangement and the Amended Credit Facility. At June 30, 2003, we were in compliance with the financial covenant requirements in the Amended TROL Financing Agreement, as amended.

CONTINGENCIES

We are involved in various litigation and environmental matters arising in the ordinary course of business. These are discussed in Note 6 of Notes to Condensed Consolidated Financial Statements. We maintain insurance coverage against certain potential claims in amounts that we believe to be adequate. Although the final outcome of these legal and environmental matters cannot be determined, based on the facts presently known, it is management’s opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

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

In accordance with SFAS No. 142, we have elected July 31st as our annual impairment assessment date. We completed our initial impairment assessment as of January 1, 2002 and our annual impairment as of July 31, 2002, and have concluded that no impairment charge is required at this time. Additionally, we have begun our annual impairment assessment for the period ended July 31, 2003 and currently do not anticipate any impairment charge. Any resulting impairment charges in the future, based on the evaluation requirements under SFAS No. 142, could be material to the Company’s results of operations.

Long-Lived Assets

Management reviews long-lived assets, which consists of property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. Recoverability of long-lived assets to be held and used is evaluated by a comparison of the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the asset group. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the excess of the carrying amount over the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying value or fair value less cost to sell when we have committed to a disposal plan and have met the other criteria of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk for changes in interest rates. We have no exposure to foreign currency exchange rates or to commodity price risk. We do not hold or issue any financial instruments for trading or other speculative purposes.

Our obligations under our Amended Revolving Credit Facility and our $5.0 million BofA senior term loan bear interest at floating rates and therefore, we are impacted by changes in prevailing interest rates. However, our $3.5 million Amended Term Loan, our new loan from our principal stockholder, and our New Notes, Old Notes, and Junior Notes all bear fixed interest rates and therefore are not subject to the risk of interest rate fluctuations. A 10% change in market interest rates that affect our financial instruments would impact earnings during 2003 by approximately $92,000 before taxes and would change the fair value of our financial instruments by approximately $10.4 million.

ITEM 4: CONTROLS AND PROCEDURES

(a)	Our Chief Financial Officer and Chief Executive Officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, these officers have concluded that as of June 30, 2003 our disclosure controls and procedures were effective in timely alerting them to material information relating to our company (including our consolidated subsidiaries) required to be included in our reports filed or submitted by us under the Exchange Act.

(b)	Following completion of their audit of our financial statements for 2002, our independent auditors, KPMG LLP, advised our audit committee that during the course of their audit, they noted two internal control deficiencies constituting reportable conditions and material weaknesses as defined in Statement of Auditing Standards No. 60, as follows:

•	in connection with their audit procedures to test the adequacy of our accrual at year-end 2002 for anticipated losses on open contracts in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, they determined that we had not properly analyzed the costs in assessing whether loss accruals were required on open contracts. While we had adequate provisions to cover anticipated losses, KPMG LLP concluded that the lack of a formalized procedure to properly analyze contract costs could lead to material misstatements of our financial statements; and

•	KPMG LLP noted that management was not aware of the retrospective provisions of an expired worker’s compensation insurance policy until notified by the underwriter. After investigating the underwriter’s claim, we accrued for the retrospective premium adjustment, which is reflected in our 2002 year-end financial statements.

With respect to both issues, management has implemented corrective actions to ensure that appropriate review of these areas takes place to avoid future potential misstatements.

During 2002, we moved our corporate headquarters, completed an extensive restructuring of our capital and equity, refinanced all of our senior debt and resolved a number of significant legacy items. We also experienced a complete turnover of our key management responsible for financial reporting. Management believes that the weaknesses described above were primarily caused by the newness to the business of our current financial management team. The weaknesses reported on by KPMG LLP and described above did not prevent KPMG LLP from completing their audit of our 2002 financial statements.

In late 2002, our management, with the oversight of our audit committee, commenced a comprehensive review of our internal control over financial reporting. That review is currently ongoing, and management expects to take further actions as required by such continuing review during future periods. We have made no significant changes in our internal control over financial reporting during our last fiscal quarter, except as described above, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 6 to the Company’s Unaudited Condensed Consolidated Financial Statements included in this filing.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were presented to the Company’s stockholders during the second quarter of 2003.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORMS 8-K

(a)  Exhibits

31.1	Certification of Chief Executive Officer under Section 302

31.2	Certification of Chief Financial Officer under Section 302

32.1	Certification of Chief Executive Officer under Section 906

32.2	Certification of Chief Financial Officer under Section 906

(b)  Reports on Form 8-K

During the quarter ended June 30, 2003, the Company did not file any reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMCO Aviation Services, Inc.

	By:	/s/ C. Robert Campbell

Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: August 14, 2003

Exhibit Index

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer under Section 302

31.2	Certification of Chief Financial Officer under Section 302

32.1	Certification of Chief Executive Officer under Section 906

32.2	Certification of Chief Financial Officer under Section 906