Form 10-Q
period 2003-09-30
TIMCO AVIATION SERVICES INC
filed 2003-11-14
CIK 1012159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 31,640,994 shares of common stock, $.001 par value per share, were outstanding as of November 14, 2003.

TIMCO AVIATION SERVICES, INC.
INDEX

Part I. Financial Information

		Page

Item 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets at September 30, 2003 and December 31, 2002 (unaudited)	3-4

	Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2003 and 2002 (unaudited)	5-6

	Condensed Consolidated Statements of Stockholders’ Deficit and Comprehensive Income for the nine months ended September 30, 2003 (unaudited)	7

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 (unaudited)	8-9

	Notes to Condensed Consolidated Financial Statements	10

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	32

Item 4.	CONTROLS AND PROCEDURES	32

Part II. Other Information

Item 1.	LEGAL PROCEEDINGS	33

Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	33

Item 3.	DEFAULTS UPON SENIOR SECURITIES	33

Item 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS	33

Item 5.	OTHER INFORMATION	33

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K	33

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	September 30,	December 31,
	2003	2002

ASSETS

Current Assets:
Cash and cash equivalents	$131	$339
Accounts receivable, net	29,874	17,762
Inventories	26,116	21,631
Other current assets	5,739	3,588

Total current assets	61,860	43,320

Fixed assets, net
Capitalized lease asset, net	24,365	24,794
Property and equipment, net	30,842	33,516

	55,207	58,310

Goodwill	26,124	26,124
Deferred financing costs, net	2,183	2,206
Other	327	1,066

Total assets	$145,701	$131,026

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$18,774	$14,564
Accrued expenses	18,517	18,486
Customer deposits	15,329	12,739
Current maturities of notes payable to financial institutions	8,500	—
Revolving loan	6,340	2,179
Current maturities of capital lease obligations	1,497	1,101
Accrued interest	583	854
Liabilities of discontinued operations	237	3,574

Total current liabilities	69,777	53,497

Senior subordinated notes, net:
New notes due 2006	115,800	115,800
Old notes due 2008	16,247	16,247
Capital lease obligations, net of current portion	26,549	27,734
Note payable to related party	7,350	1,300
Junior subordinated notes due 2007, net	2,951	2,613
Deferred income	1,515	1,641
Other long-term liabilities	378	456
Notes payable to financial institutions, net of current portion	—	8,500

Total long-term liabilities	170,790	174,291

	September 30,	December 31,
	2003	2002

Commitments and Contingencies (see notes)

Stockholders’ Deficit:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none outstanding, 15,000 shares designated Series A Junior Participating	—	—
Common stock, $.001 par value, 500,000,000 shares authorized, 31,640,994 shares issued and outstanding	32	32
Additional paid-in capital	182,088	180,830
Accumulated deficit	(276,986)	(277,624)

Total stockholders’ deficit	(94,866)	(96,762)

Total liabilities and stockholders’ deficit	$145,701	$131,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share Data)
(Unaudited)

	For the Three Months
	Ended September 30,

	2003	2002

Operating revenue:
Sales, net	$64,309	$33,799
Other	—	53

	64,309	33,852
Cost of sales	58,883	35,271

Gross profit (loss)	5,426	(1,419)

Operating expenses	3,239	903

Income (loss) from operations	2,187	(2,322)

Interest expense	2,768	2,268
Gain on revaluation of charge for settlement of class action litigation	—	(1,715)
Other income — net	(827)	(1,677)

Income (loss) before income taxes and discontinued operations	246	(1,198)

Income tax benefit	—	—

Income (loss) from continuing operations before discontinued operations	246	(1,198)

Income from discontinued operations, net of income taxes	99	2,545

Net income	$345	$1,347

Basic income per share:
Income (loss) from continuing operations	$0.01	$(0.04)
Income from discontinued operations	0.00	0.08

Net income	$0.01	$0.04

Diluted income per share:
Income (loss) from continuing operations	$0.00	$(0.04)
Income from discontinued operations	$0.00	$0.08

Net income	$0.00	$0.04
Weighted average shares outstanding:
Basic	31,640,994	30,526,864

Diluted	324,777,966	30,526,864

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share Data)
(Unaudited)

	For the Nine Months
	Ended September 30,

	2003	2002

Operating revenue:
Sales, net	$167,617	$139,514
Other	89	160

	167,706	139,674
Cost of sales	157,186	129,737

Gross profit	10,520	9,937

Operating expenses	10,138	8,777

Income from operations	382	1,160

Interest expense	6,904	11,973
Charge for settlement of class action litigation	—	4,410
Gain resulting from debt extinguishment	—	(27,279)
Other income — net	(3,088)	(2,961)

(Loss) income before income taxes and discontinued operations	(3,434)	15,017

Income tax benefit	(884)	(3,800)

(Loss) income from continuing operations before discontinued operations	(2,550)	18,817

Income from discontinued operations, net of income taxes	3,188	3,617

Net income	$638	$22,434

Basic income per share:
(Loss) income from continuing operations	$(0.08)	$0.78
Income from discontinued operations	0.10	0.15

Net income	$0.02	$0.93

Diluted income per share:
(Loss) income from continuing operations	$(0.08)	$0.08
Income from discontinued operations	0.10	0.01

Net income	$0.02	$0.09

Weighted average shares outstanding:
Basic	31,640,994	24,119,351

Diluted	31,640,994	236,649,548

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME
(In Thousands, Except Share Data)
(Unaudited)

					Total
					Stockholders'
	Common Stock		Additional		Deficit and
			Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income

Balance as of
December 31, 2002	31,640,994	$32	$180,830	$(277,624)	$(96,762)

Net income and comprehensive income	—	—	—	638	638

Warrant issued to stockholder for note payable origination	—	—	1,258	—	1,258

Balance as of
September 30, 2003	31,640,994	$32	$182,088	$(276,986)	$(94,866)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For the Nine
	Months Ended
	September 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$638	$22,434
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Income from discontinued operations	(3,188)	(3,617)
Paid-in-kind interest note obligations	716	13
Gain on Aerocell settlement, net of cash proceeds	(455)	—
Gain on restructuring of debt	—	(27,279)
Gain on Kellstrom settlement, net of cash proceeds	—	(1,173)
Gain on sale of subsidiary	—	(279)
Charge for class action settlement	—	4,410
Depreciation and amortization	4,229	4,135
Amortization of deferred financing costs	1,944	4,991
Recovery of doubtful accounts	(1,044)	(1,127)
(Increase) decrease in accounts receivable	(11,068)	10,478
(Increase) decrease in inventories	(4,485)	8,654
(Increase) decrease in other assets	(1,411)	8,159
Increase (decrease) in accounts payable	4,210	(14,387)
Increase (decrease) in customer deposits	2,590	(1,816)
Decrease in other liabilities	(367)	(8,848)

Net cash (used in) provided by operating activities	(7,691)	4,748

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(1,126)	(1,513)
Proceeds from sale of subsidiary	—	9,062

Net cash (used in) provided by investing activities	(1,126)	7,549

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under senior debt facilities	170,902	155,660
Payments under senior debt facilities	(166,741)	(163,964)
Proceeds of term loan with related party	6,050	—
Payments on capital leases	(790)	(289)
Payments of deferred financing costs	(663)	(2,988)
Issuance of common stock in rights offering	—	19,806
Payment on term loan	—	(13,500)
Payment for old notes in note exchange offer	—	(5,081)
Payment of expenses related to exchange offer	—	(5,031)

Net cash provided by (used in) financing activities	8,758	(15,387)

Net cash (used in) provided by discontinued operations	(149)	3,090

Net decrease in cash and cash equivalents	(208)	—
Cash and cash equivalents, beginning of period	339	—

Cash and cash equivalents, end of period	$131	$—

	For the Nine
	Months Ended
	September 30,

	2003	2002

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$4,605	$6,057

Income taxes refunded	$174	$11,458

SUPPLEMENTAL SCHEDULE OF NON CASH FINANCING ACTIVITIES:
Value of warrant issued to stockholder in exchange for note payable origination	$1,258	$—

Value of common stock and warrants issued in connection with note exchange offer and loan origination	$—	$4,534

Value of common stock and warrants issued in connection with settlement of class action litigation	$—	$1,910

Value of warrants issued to shareholders for credit support	$—	$702

Value of common stock issued in exchange for services	$—	$631

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
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

On February 28, 2002, the Company completed a significant restructuring of its capital and equity, including a note exchange and rights offering. See Note 9 for further discussion. Concurrent with the completion of the note exchange and rights offering, the Company changed its capitalization by increasing the number of its authorized shares of common stock from 30.0 million shares to 500.0 million shares and by reducing the number of its issued and outstanding shares of common stock by converting every ten shares of its issued and outstanding common stock into one share. All share and per share data contained herein has been restated for the one-share-for-ten-shares reverse stock split.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2003, the results of its operations for the three and nine month periods ended September 30, 2002 and 2003 and its cash flows for the nine month periods ended September 30, 2002 and 2003. The results of operations and cash flows for the nine month period ended September 30, 2003 are not necessarily indicative of the results of operations or cash flows which may be reported for the year ending December 31, 2003.

LIQUIDITY

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. On several occasions during fiscal 2002 and for the quarter ended March 31, 2003 the Company was out of compliance with certain of the covenants contained in its credit agreement with its senior lenders and under its tax retention operating lease (“TROL”) financing arrangement (which facility is recorded as a capitalized lease). The Company’s senior lenders and the TROL financing lender waived all of the events of default arising from the covenant violations which occurred during fiscal 2002 and the Company was in compliance, as waived and amended, with its credit agreement and TROL financing arrangement at December 31, 2002. Additionally, as of March 31, 2003, after receiving a waiver of several covenant violations and establishing new covenant requirements beginning with the quarter ended March 31, 2003, the Company was in compliance at that date with all financial covenant requirements under these agreements. As of June 30, 2003 and September 30, 2003, the Company was in compliance with all financial covenant requirements under its credit agreements, as amended. See Notes 5 and 7.

For the year ended December 31, 2002, the Company incurred losses from continuing operations of $24,426. Additionally, as of December 31, 2002 and September 30, 2003, the Company had net working capital and stockholders’ deficits and continued to require additional cash flow above amounts currently being provided from operations to meet its working capital requirements. Also, as a result of the state of the domestic economy, the rising price of jet fuel, a continuing decline in passenger airline travel, the currently on-going war on terrorism, the continuing impacts of the September 11th terrorist attacks, and a greater than 15% reduction in airfare prices, the airline industry, and thus the Company’s customer base, has been significantly impacted. The result for some carriers has been the filing for protection under Chapter 11 of the United States Bankruptcy Code. These factors have also resulted in some of the Company’s competitors exiting the maintenance, repair, and overhaul business.

The Company’s ability to service its debt and note obligations, as they come due, is dependent upon the Company’s future financial and operating performance. This performance, in turn, is subject to various factors, including certain factors beyond the Company’s control, such as changes in conditions affecting the airline industry and changes in the overall economy. Additionally, failure to comply with the covenants and provisions under the Company’s debt and note obligations, unless waived by the lenders and noteholders, would be an event of default and would permit the lenders and noteholders to accelerate the maturity of these debts and note obligations. It would also permit them to terminate their commitments to extend credit under the financing agreements. The Amended Credit Facility and the TROL financing agreement also provide for the termination of the financing agreements and repayment of all obligations in the event of a material adverse change in the Company’s business or a change in control, as defined. These actions would have an immediate material adverse effect on the Company’s liquidity. Further, although the Company expects to be able to meet its working capital requirements during 2003 from its available resources and from other sources, including funds available under its revolving credit facility, from operations, from sale of assets and further equity and/or debt infusions (including the new loan from its principal stockholder described below and in Note 5), there can be no assurance that the Company will have sufficient working capital or that such other sources of funding will be available to the Company to meet its obligations.

On May 14, 2003, the Company entered into an agreement with its principal stockholder pursuant to which the principal stockholder agreed to loan the Company $6,050, which was used for working capital. The new loan was funded $3,050 in the second quarter of 2003 and $3,000 during the third quarter of 2003. Further, the $1,300 loan which was obtained from the Company’s principal stockholder in connection with the October 2002 Brice Manufacturing acquisition, (see Note 3), has been combined with this new $6,050 loan (aggregate obligation of $7,350). The aggregate obligation of $7,350 will come due in May 2006. See Note 5.

As of September 30, 2003, the Company had senior indebtedness of $39,115, which included the $5,000 BofA Term Loan, $3,500 Amended Term Loan, and $6,340 under the Amended Revolving Credit Facility. In addition, at September 30, 2003 there were $9,235 of letters of credit outstanding under our senior revolving credit facility and $8,878 was available for borrowing. Both the Amended Revolving Credit Facility and the BofA Term Loan mature on January 31, 2004. The Company is in discussions with its senior lenders and other financial institutions to extend or replace this senior indebtedness.

2. STOCK COMPENSATION PLANS

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

The following table illustrates the effects on net income and earnings per share if the Company had applied the fair value recognition of FASB Statement No. 123 to stock-based employee compensation:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Net income — as reported	$345	$1,347	$638	$22,434
Additional expense	(153)	(502)	(542)	(1,983)
Net income — pro forma	192	845	96	20,451
Net income per share, basic — as reported	0.01	0.04	0.02	0.93
Net income per share, diluted — as reported	0.00	0.04	0.02	0.09
Net income per share, basic — pro forma	0.01	0.03	0.00	0.85
Net income per share, diluted — pro forma	0.00	0.03	0.00	0.09

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure; an amendment of FASB Statement No. 123”. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statement regarding the method of accounting used for stock-based employee compensation and the effect of the method used on reported results. The Company has currently decided to continue to use the intrinsic value method for accounting for stock-based employee compensation, but has adopted all disclosure requirements for reporting in interim financial statements.

3. BUSINESS COMBINATIONS

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

The Company financed its purchase of Brice through a $1,300 loan from the Company’s principal stockholder. The principal stockholder also agreed to loan the Company additional amounts equal to the Company’s costs relating to the Brice acquisition and amount required to fund any monthly shortfalls of earnings before interest, taxes, depreciation and amortization (EBITDA) from Brice’s operations (the “Keepwell” agreement). From the date of acquisition through May 14, 2003, there was approximately $50 of funding requirements. The Company’s note to its principal stockholder was unsecured, bore interest at LIBOR plus 5.5% and was due on the earlier of January 31, 2004 or the termination of the revolving credit facility. The terms of this loan were modified on May 14, 2003 in connection with a new $6,050 loan from the Company’s principal stockholder. See Note 5.

4. SALE OF OPERATING ENTITIES

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

For all contingency exposures relating to the sale of Aerocell, which includes working capital adjustments and inventory repurchases, the Company had recorded certain accruals as of March 31, 2003, in the aggregate amount of $455. Just subsequent to the first quarter ended March 31, 2003, however, the Company entered into an agreement that globally settled all unresolved purchase price issues and inventory repurchase obligations. As part of this settlement, the Company has released approximately $350 of the funds held in escrow to the purchaser. Further, as a result of the settlement, the Company was released from all contingencies for working capital adjustments and inventory repurchases. In light of the settlement, the Company had, as of the end of the first quarter ended March 31, 2003, reversed all accruals for contingency exposures and had established a receivable for the net amount of the escrow funds (approximately $115), which funds were received in August 2003. The total gain resulting for the settlement ($570) has been reflected within other income — net in the accompanying condensed consolidated statement of operations for the nine month period ended September 30, 2003.

5. NOTES PAYABLE AND REVOLVING LOAN

On May 14 2003, the Company entered into an agreement with its principal stockholder pursuant to which the principal stockholder has loaned the Company $6,050. This new loan has been used for working capital requirements. The new note has a three-year maturity, is secured debt and bears a 16% PIK interest coupon. Further, the $1,300 loan received from the principal stockholder in connection with the acquisition of Brice Manufacturing in October 2002 has been added to this $6,050 loan (aggregate obligation of $7,350). Further, the Keepwell agreement, which the Company’s principal stockholder had issued to its senior lenders in connection with the Brice Manufacturing acquisition and required monthly funding of any EBITDA losses, was eliminated. This new loan from the Company’s principal stockholder contains cross default provisions if the Company’s obligations to its senior lenders are accelerated.

Additionally, during the third quarter of 2003, the Company has agreed to increase the note relating to this loan by $900 reflecting its purchase from its principal stockholder of the aircraft parts inventory located at the Goodyear facility (which inventory was acquired by the Company’s principal stockholder in the AMS bankruptcy proceedings, see Note 7). As of September 30, 2003, the Company was finalizing the particulars of this inventory purchase and modified loan obligation. As such, for the quarter ended September 30, 2003, the Company has reflected the inventory obligation within accrued expenses within the accompanying condensed consolidated balance sheet.

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

On July 12, 2002, the Company entered into an agreement amending and restating its senior credit facilities with a syndicate of four lenders led by Citicorp USA Inc. and UPS Capital Corporation pursuant to the terms of a Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”). Under the Amended Credit Agreement, the Company has obtained a $30,000 senior secured revolving line of credit (the “Amended Revolving Credit Facility”) and a $7,000 (currently $3,500) senior secured term loan (the “Amended Term Loan” and collectively with the Amended Revolving Credit Facility, the “Amended Credit Facility”). Borrowings under the Amended Credit Facility are secured by a lien on substantially all of the Company’s assets and the borrowing base consists primarily of certain of the Company’s account receivables, inventory, and machinery and equipment.

The interest rate on the Amended Revolving Credit Facility is, at the Company’s option, (a) prime plus 3% per annum, or (b) LIBOR plus 4.5% per annum. The Company has currently elected the LIBOR option. The interest rate on the Amended Term Loan is 12% per annum. The Amended Revolving Credit Facility is due on January 31, 2004. The Amended Term Loan was due in quarterly installments of $500, commencing September 30, 2002, with the principal balance due in full on January 31, 2004. $3,500 of the Amended Term Loan was repaid from the proceeds of the Aerocell sale, which has resulted in the full residual balance of $3,500 being due in full on January 31, 2004. The Company is in discussions with its senior lenders and other financial institutions to extend or replace this senior indebtedness.

The Amended Credit Agreement contains certain financial covenants regarding the Company’s financial performance and certain other covenants, including limitations on the amount of annual capital expenditures and the incurrence of additional debt, and provides for the termination of the Amended Credit Facility and repayment of all debt in the event of a material adverse change in the Company’s business or a change in control, as defined. A default and acceleration of repayment under the Amended Credit Facility could potentially result in repayment acceleration under other agreements to which the Company is a party, including the TROL financing agreement. Generally, the Amended Credit Agreement requires mandatory repayments and reduction of the commitments thereunder from proceeds of a sale of assets or an issuance of equity or debt securities. Mandatory repayments are also required as a result of insufficient collateral to meet the borrowing base requirements thereunder or in the event the outstanding obligations under the Amended Credit Facility exceed the commitments thereunder. At certain times during fiscal 2002 and during the first quarter of 2003, the Company was not in compliance with certain covenants contained in the Amended Credit Facility Agreement. The senior lenders, however, have waived, and in some instances, amended all such events of non-compliance and as of December 31, 2002 and March 31, 2003, the Company was in compliance with all covenant requirements, as amended. As of June 30, 2003 and September 30, 2003, the Company was in compliance with all financial covenant requirements under this agreement, as amended. There was $8,878 available for borrowing under the Amended Credit Facility as of September 30, 2003 and outstanding letters of credit aggregated $9,235.

On July 12, 2002, the Company also restructured its outstanding $10,000 senior secured term loan with Bank of America with the remaining $5,000 balance of this loan (the “$5,000 BofA Term Loan”) now due on January 31, 2004. The $5,000 BofA Loan continues to bear interest at the rate of LIBOR plus 2% and continues to be credit supported by two individuals, one of whom is the Company’s principal stockholder. Proceeds of the Aerocell sale were used to pay $2,500 of the original BofA loan, due August 14, 2002. The $2,500 balance of the original Bank of America loan was repaid as described below. The Company is in discussions with its senior lenders and other financial institutions to extend or replace this senior indebtedness.

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

6. SUBORDINATED NOTES

NEW SENIOR NOTES

On February 28, 2002, in connection with the note exchange portion of the restructuring (see Note 9), the Company issued $100,000 face value in aggregate principal amount of 8.0% senior subordinated convertible paid-in-kind (“PIK”) notes (“New Notes”), which mature on December 31, 2006. The New Notes bear interest from the date of issuance and are payable at the Company’s option either in cash or paid-in-kind through the issuance of additional New Notes semiannually on June 30 and December 31 of each year. If the Company does not pay interest in cash as of an interest payment date, the Company will automatically be deemed to have paid such interest in-kind and additional New Notes in the amount of such interest payment will automatically be deemed to be outstanding from such date forward.

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

OLD SENIOR NOTES

In 1998, the Company sold $165,000 of senior subordinated notes (“Old Notes”) with a coupon rate of 8.125% at a price of 99.395%, which mature on February 15, 2008. On February 28, 2002, $149,000 face value of these notes were cancelled as part of the note exchange in exchange for cash and securities, and substantially all of the covenant protection contained in the indenture relating to the remaining Old Notes was extinguished. As a result of the exchange offer and consent solicitation, $16,247 in aggregate principal amount, net of unamortized discount, of Old Notes remain outstanding at September 30, 2003. See Note 9 for a description of the note exchange. Interest on the Old Notes is payable on February 15 and August 15 of each year.

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

The senior subordinated notes are redeemable, at the Company’s option, in whole or in part, at any time after February 15, 2003, at the following redemption prices, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date: (i) 2003 — 104.063%; (ii) 2004 — 102.708%; (iii) 2005 — 101.354%; and (iv) 2006 and thereafter — 100%. Upon the occurrence of a change in control, the Company will be required to make an offer to repurchase all or any part of each holder’s senior subordinated notes at a repurchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the repurchase date. There can be no assurance that the Company will have the financial resources necessary to purchase the senior subordinated notes upon a change in control or that such repurchase will then be permitted under the Amended Credit Facility.

JUNIOR SUBORDINATED NOTES

As discussed in Note 7, the Company’s settlement of its outstanding class action securities litigation became effective on September 20, 2002. As part of this settlement, the Company has issued $4,000 face value in aggregate principal amount of the Company’s new junior subordinated convertible PIK notes (“Junior Notes”). These notes bear interest at 8% and mature on January 2, 2007. The Junior Notes bear interest from September 20, 2002 and are payable at the Company’s option either in cash or paid-in-kind through the issuance of additional notes semiannually on June 30 and December 31 of each year. If the Company does not pay interest in cash as of an interest payment date, the Company will automatically be deemed to have paid such interest in-kind and additional Junior Notes in the amount of such interest payment will automatically be deemed to be outstanding from such date forward. Additionally, the Junior Notes have been recorded as of September 20, 2002 (the effective date) at the then current redemption value of $2,500. The discount is being accreted to the maturity redemption value, due in January 2007, of approximately $4,400. The Junior Notes are general unsecured obligations and are subordinated in right of payment to all current and future senior debt, including the Company’s Amended Credit Facility and the $5,000 BofA Term Loan, and to the new loan from the Company’s principal stockholder and the New Notes and Old Notes.

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

7. COMMITMENTS AND CONTINGENCIES

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

For the quarter ended March 31, 2002, the Company recorded the initial liability of $8,000 related to the value of the securities to be issued in this settlement. For the quarter ended June 30, 2002, the Company marked-to-market the securities to be issued in this settlement. As a result of this revaluation, the Company recorded a gain of $1,875 for the quarter ended June 30, 2002. Upon the settlement becoming effective on September 20, 2002, the Company performed the final revaluation and recorded a gain of $1,715 for the quarter ended September 30, 2002. The charge recognized in fiscal 2002 relating to this settlement, adjusted for gains that resulted through the revaluations, totaled $4,410.

In November 2001, the Company was sued by several former employees of its Oscoda, Michigan heavy airframe maintenance operation, on behalf of themselves and purportedly on behalf of a class of similarly situated employees, for alleged violations of the Worker Adjustment and Retraining Notification Act in connection with the Company’s spring 2001 temporary closure of that operation. The suit, which was filed in the U.S. District Court for the Eastern District of Michigan, sought back pay (including salary and accrued vacations) and other benefits for each of the affected employees for a sixty day period after such employees were terminated. In November 2002, without admitting liability, the Company entered into a settlement agreement relating to this suit, for which the fairness of this settlement was approved by the U.S. District Court and the former employees. As part of the settlement, the Company agreed to pay these former employees $1,150. As of September 30, 2003 and December 31, 2002, $130 and $1,150, respectively, is included within accrued expenses within the accompanying condensed consolidated balance sheets. Subsequent to September 30, 2003, this settlement has been fully funded, and as such, without any admission of liability or wrongdoing, all outstanding claims against the Company have been dismissed.

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

ENVIRONMENTAL MATTERS

The Company is taking remedial action pursuant to Environmental Protection Agency and Florida Department of Environmental Protection (“FDEP”) regulations at TIMCO-Lake City. Ongoing testing is being performed and new information is being gathered to continually assess the impact and magnitude of the required remediation efforts on the Company. Based upon the most recent cost estimates provided by environmental consultants, the Company believes that the total remaining testing, remediation and compliance costs for this facility will be approximately $800. During the quarter ended September 30, 2003, the Company secured an insurance policy that will partially mitigate the Company’s environmental exposure and will also provide the financial assurance required by the FDEP. Additionally, the Company received a revised cost estimate from its environmental consultants. As a result of the revised cost estimates, the Company reduced its overall environmental exposure to approximately $800 and has recorded a $400 benefit by reversing a portion of this environmental accrual. This reduction is reflected as an offset to operating expenses for the three and nine month periods ended September 30, 2003. In addition, because of the newly established insurance coverage, the Company has eliminated the $300 standby letter of credit that was previously issued in favor of the FDEP.

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

Accrued expenses in the accompanying September 30, 2003 and December 31, 2002 condensed consolidated balance sheets includes $800 and $1,474, respectively, related to obligations to remediate the environmental matters described above. Future information and developments will require the Company to continually reassess the expected impact of the environmental matters discussed above. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. These uncertainties include the extent of required remediation based on testing and evaluation not yet completed and the varying costs and effectiveness of remediation methods. In the opinion of management, the ultimate resolution of these environmental exposures will not have a material adverse effect upon the financial condition or results of operations of the Company.

LEASE COMMITMENTS AND OTHER MATTERS WITH RELATED PARTIES

During October 2002, the Company sold its real estate and fixtures located at the Company’s Aircraft Interior Design, Inc. (AID) operation in Dallas, Texas, to the Company’s principal stockholder. The gross sale price for these assets was approximately $2,400, which was the estimated fair market value, based on a third party appraisal, on the sale date. Simultaneous with this sale, the Company entered into a lease agreement with the principal stockholder for substantially all of these assets. The term of this lease is ten years. Annual rental payments are approximately $300 per year, with the Company being responsible for, among other things, taxes, insurance and utilities. The sale and resulting leaseback qualify for sale leaseback accounting pursuant to SFAS No. 98, “Accounting for Leases”. The Company has deferred the gain on sale of approximately $1,700 and is amortizing this gain to income over the term of the lease agreement as an offset to rent expense. Deferred income within the accompanying September 30, 2003 and December 31, 2002 condensed consolidated balance sheets includes $1,515 and $1,641, respectively, related to this sale leaseback transaction.

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

An entity controlled by the Company’s principal stockholder purchases aircraft for resale and lease, and the Company provides aircraft maintenance service work to that entity. Services provided to that entity are charged at not less than the rates that would be charged for such services to an unaffiliated third party. During the first nine months of 2003, the billings relating to the services that were provided to such entity was $523. In addition, the Company acquired $900 of aircraft parts inventory from the Company’s principal stockholder. This inventory purchase encompasses the inventory that was acquired by the Company’s principal stockholder in the AMS bankruptcy proceedings. The Company has agreed to increase the note to the principal stockholder (see Note 5) reflecting the purchase of this inventory. As of September 30, 2003, the Company was finalizing the particulars of this inventory purchase and modified loan obligation. As such, for the quarter ended September 30, 2003, the Company has reflected this obligation within accrued expenses in the accompanying condensed consolidated balance sheet.

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

The TROL financing contains certain financial covenants regarding the Company’s financial performance and certain other covenants, which overall substantially mirror the covenant requirements under the Amended Credit Agreement, and provides for the termination of the TROL financing agreement and repayment of all debt in the event of a material adverse change in the Company’s business. At certain times during fiscal 2002 and during the first quarter of 2003, the Company was not in compliance with certain of the covenants contained in the TROL financing agreement. Additionally, as a result of a cross default provision (that has been subsequently modified to a cross acceleration provision within the May 14, 2003 amendment to these agreements) between the TROL financing agreement and the Amended Credit Agreement, for which the Company was also in violation of covenant requirements during fiscal 2002 and the first quarter of 2003, the Company was also in default of the TROL financing agreement. The lessor under the TROL financing agreement and senior lenders of the Amended Credit Facility, however, waived, and in certain instances amended, all such events of non-compliance and as of December 31, 2002 and March 31, 2003, such that the Company was in compliance with all covenant requirements, as amended. As of June 30, 2003 and September 30, 2003, the Company was in compliance with all financial covenant requirements under this agreement, as amended.

The Company and substantially all of its subsidiaries have guaranteed the repayment of the remaining $24,275 principal balance of the TROL financing. The TROL financing is secured by a lien on the real property and improvements comprising the facilities and on the fixtures therein.

SETTLEMENT WITH KELLSTROM

In July 2002, the Company closed on the transactions contemplated by the Post-Closing Resolution Agreement, dated as of June 10, 2002 between the Company and Kellstrom Industries, Inc. (“Kellstrom”). The settlement resolved and settled globally outstanding disputes between the Company and Kellstrom relating to matters arising out of the Company’s December 2000 sale of substantially all of the assets of its redistribution operation to Kellstrom. The closing of the settlement resulted in a net cash payment to the Company of approximately $400. For the quarter ended September 30, 2002, the Company recorded a gain of $1,600, which has been included within other income, net ($700) and income from discontinued operations ($900) within the accompanying condensed consolidated financial statements. See the Form 10-K for a full discussion of the terms of the settlement.

PURCHASE COMMITMENT

On June 30, 2003, the Company entered into a long-term purchase agreement for various inventory components to be used in the Company’s Oscoda, Michigan engine center. Contingent upon the achievement of guaranteed sales volume to the Company by the third party supply vendor, the Company has committed to this vendor to purchase an aggregate of $2,800 of inventory components over an approximate two-year period. An initial inventory purchase of $500 took place on June 30, 2003. The residual inventory purchase obligation of $2,300 will occur in $100 monthly increments. These monthly purchase commitments will first be reduced by inventory used in the normal course of business that is currently on consignment from this third party supplier.

For the quarter ended September 30, 2003, the third party supply vendor did not achieve the guaranteed sales volume levels and thus was in default of this purchase agreement. The Company is currently considering its options with respect to this default.

OTHER MATTERS

During the second quarter of fiscal 2003, the Internal Revenue Service (“IRS”) completed examinations of the Company’s 1996, 1997, 1998 and 1999 federal income tax returns. The completion of these examinations resulted in the elimination of a $422 accrual for tax exposure matters and the establishment of a $288 income tax receivable. The impact of these adjustments was a combined benefit of $710, which is included within the income tax benefit for the nine month period ended September 30, 2003 within the accompanying condensed consolidated statements of operations.

In connection with a previously outstanding term loan, the Company granted one of its lenders common stock purchase warrants to purchase 12,900 shares of the Company’s common stock exercisable for par value at any time until December 31, 2005. The warrants entitle the holder to require the Company to repurchase the warrants or common shares issued upon prior exercise of the warrants at $85.00 per share. As of November 14, 2003, the lender has not required the Company to repurchase any warrants. The Company recorded the value of these warrants as additional deferred financing costs and accrued expenses and amortized the deferred financing cost to interest expense over the original term of the loan (August 2002). If the repurchase right relating to these warrants were to be exercised in full, the Company would be obligated to pay its lender an aggregate of $1,097.

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

8. WEIGHTED AVERAGE SHARES

Basic income per share is computed using the weighted-average number of shares outstanding during the period. Diluted income per share uses the weighted-average number of shares outstanding during the period plus the dilutive effect of stock options calculated using the treasury stock method. Weighted average shares used in the computation of basic and diluted income per share is as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Weighted average common and common equivalent shares outstanding:
Basic	31,640,994	30,526,864	31,640,994	24,119,351
Effect of dilutive securities	293,136,972	—	—	212,530,197

Diluted	324,777,966	30,526,864	31,640,994	236,649,548

Common stock equivalents outstanding which are not included in the calculation of diluted earnings per share because their impact is antidilutive	14,194,781	281,330,970	300,693,159	10,561,793

9. NOTE EXCHANGE AND RIGHTS OFFERING

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

RESULTS OF OPERATIONS

General

Operating revenues consist primarily of service revenues and sales of materials consumed while providing services, net of allowances for any reworks, discounts, or returns. Cost of sales consists primarily of labor, materials, overhead and freight charges.

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

Large portions of our operating expenses are relatively fixed. Since we typically do not obtain long-term commitments from our customers, we must anticipate the future volume of business based upon the historic patterns of our customers and upon discussions with our customers as to their future requirements. Cancellations, reductions or delays by a customer or group of customers have in the past and may in the future have a material adverse effect on our business, financial condition and results of operations.

Three Months and Nine Months Ended September 30, 2003 and 2002

Operating revenue for the nine months ended September 30, 2003 increased $28,032 or 20.1% to $167,706, from $139,674 for the same period in 2002. Operating revenue for the first three quarters of 2002 included $3,892 in revenues from the operation of Aerocell, which was sold in July 2002. Operating revenue for the first three quarters of 2003, however, included $18,762 in combined revenues from the operations of two facilities (Brice Manufacturing acquired in October 2002 and Goodyear, Arizona subleased from our principal stockholder in April 2003) that were not in operation during the first three quarters of 2002. Without the revenue from these facilities, comparative 2002 nine-month revenues would have been $135,782 and comparative 2003 nine-month revenues would have been $148,944. Operating revenue for the three months ended September 30, 2003 increased $30,457 or 90.0% to $64,309, from $33,852 for the same period in 2002. Comparative 2002 three-month revenues without the revenue from the operations of Aerocell would have been $33,358 and comparative 2003 three-month revenues without the revenues from the operations of Brice and Goodyear would have been $55,932 (we are providing this information in order to compare the revenues derived from facilities open in both the third quarter of 2002 and the third quarter of 2003, as well as for the nine month revenues reflected above, facilities open in both the first three quarters of 2002 and the first three quarters of 2003).

The increase in revenues for the nine-month period ended September 30, 2003 compared to the nine-month period ended September 30, 2002 is attributed to additional revenues in our aircraft heavy maintenance operations (described below), in our engine center operation due to a strategic relationship that was entered into during the second quarter of 2003 with one of our vendors (see Note 7 of Notes to Condensed

Consolidated Financial Statements), in our Goodyear, Arizona facility (which serviced its first aircraft in May 2003), and in our Brice operation, which was acquired in October 2002, somewhat offset by the loss of sales volume from our Aerocell operation which was sold in July 2002.

The nine-month period and particularly the three-month period ended September 30, 2003 were favorably impacted by a significant influx of air frame heavy maintenance work to our MR&O operations. Delayed placement of maintenance service work by several of our significant customers adversely impacted our results of operations for the first six months of 2003. Many of these maintenance programs, however, were awarded and commenced during the third quarter of 2003. The impact on revenues for the third quarter ended September 30, 2003 was an increase for our MR&O facilities, including Goodyear, over the prior year third quarter of approximately $25,400. This increase within our MR&O facilities, coupled with the increased revenues for our engine center operation, resulted in the $30,457 improvement in revenues in the 2003 third quarter over the prior year third quarter.

While significantly improved over revenues for the three and nine-month periods ended September 30, 2002, our revenues for the three and nine-month periods ended September 30, 2003 continued to be unfavorably impacted by numerous general economic conditions. These include a reduction in market opportunities due to adverse market conditions, which have caused many of our customers to delay maintenance on their aircraft or park older aircraft maintained by us due to rising fuel prices and reduced passenger levels. Our revenue was also adversely impacted during the first nine months of 2003 by increased price competition and downward pricing pressures from airline customers. These factors forced us during fiscal 2002 and the first three quarters of 2003 to reduce pricing and take fixed priced work at lower rates, which adversely impacted revenues and gross margins. Finally, instability in the Middle East, the currently on-going war on terrorism, the war in Iraq, and the outbreak of the SARS virus in Asia, have reduced airline passenger levels during the first three quarters of 2003, which has equated to a further delay by some of our customers of maintenance service.

Gross profit increased to $10,520 for the nine months ended September 30, 2003 compared with a gross profit of $9,937 for the nine months ended September 30, 2002. The gross profit for the three months ended September 30, 2003 was $5,426, compared to a gross loss of $1,419 for the 2002 third quarter. The improvement of the gross margin results for the first three quarters of 2003 compared to the first three quarters of 2002 were spurred by the receipt of long-term repetitive customer maintenance programs (where greater efficiencies are generally achieved), particularly during the later half of the second quarter and all of the third quarter of 2003. The first six months of 2002 were also favorably impacted by these long-term repetitive customer maintenance programs. However, during the last half of 2002 and the first six months of 2003, because we did not have significant nose-to-tail lines during these periods, we were forced to take a higher proportion of single-visit customers (which result in a deterioration of gross margin results due to lower productivity). At the end of the second quarter and throughout the third quarter of 2003, however, the commencement of nose-to-tail maintenance programs resulted in a significant improvement to gross margins for both the three and nine-month periods ended September 30, 2003. The gross margin results for this nose-to-tail work was adversely impacted in part by training costs associated with bringing on these programs and general ramp up costs, particularly at our Goodyear facility. In addition to these maintenance programs, an overall increase in sales levels, particularly for our engine center operation, resulted in an improved gross margin. Also, during the third quarter of 2003 we settled various disputes relating to one of our leased facilities. As part of this settlement, we were partially alleviated from paying disputed utility charges. These charges, which were fully accrued, resulted in a benefit of $463. This benefit is reflected as a reduction to cost of sales for the three and nine-month periods ended September 30, 2003. Finally, as noted below, the nine-month period ended September 30, 2002 was unfavorably impacted by an increase in inventory write-downs of $1,600. Gross profit (loss) as a percentage of revenues were 6.3% and 8.4% for the nine and three-month periods ended September 30, 2003, respectively, compared to 7.1% and (4.2%) for the same respective periods in 2002.

Gross profit levels during any particular period are dependent upon the number and type of aircraft serviced, the contract terms under which services are performed and the efficiencies that can be obtained in the performance of such services. Significant changes in any one of these factors could have a material impact on the amount and percentage of gross profits. Additionally, gross profit could be impacted in the future by considerations as to the value of our inventory. While we believe that we have appropriately valued our inventory at the lower of cost or market value, additional write-downs may be required in the future, depending on the market for aircraft parts and the fleet types of the parts in our inventory compared to the types of aircraft for which we are performing maintenance procedures. Due to the then current market conditions for our aircraft parts, during the second quarter of 2002, we increased the write-downs for our inventory by $1,600. No further write-down was required during the first three quarters of fiscal 2003.

Operating expenses increased $1,361 or 15.5% to $10,138 for the nine months ended September 30, 2003, compared with $8,777 for the nine months ended September 30, 2002. Operating expenses for the three months ended September 30, 2003 increased $2,336 to $3,239 compared with $903 for the same period in 2002. Operating expenses as a percentage of revenues were 6.0% and 5.0% for the nine and three-month periods ended September 30, 2003, respectively, compared to 6.3% and 2.7% for the same respective periods in 2002. For the most part, reductions in operating expenses achieved through the sale of Aerocell in July 2002 were offset by operating expenses recognized in the operation of Brice Manufacturing Company, that was acquired in October 2002, and expenses incurred in the start-up of operations at the Goodyear facility. In addition, during the third quarter of 2003, we recognized two significant offsets to operating expenses. As a result of establishing insurance coverage and revised environmental estimates, we were able to partially mitigate our exposure to environmental matters within our Lake City facility. By establishing this insurance coverage and based on the revised environmental estimates from our environmental consultants, we were able to reverse a portion of our environmental accrual. This reversal, for $400, is reflected as a reduction to operating expenses for the three and nine-month periods ended September 30, 2003. Additionally, during the third quarter of 2003, we resolved a long standing customer dispute. The result of this resolution was the collection of $925 accounts receivable that were previously fully reserved. The reversal of this reserve is reflected as a reduction to operating expenses for the three and nine-month periods ended September 30, 2003.

In addition to the items discussed above, during the second quarter of fiscal 2003, we terminated a lease agreement with a third party for an abandoned facility in Burnsville, Minnesota. As a result of this lease termination, we eliminated an accrual previously established for our operating lease commitment. The reversal of this accrual resulted in a $300 benefit during the second quarter and is reflected as a reduction to operating expenses for the nine-month period ended September 30, 2003. Additionally, during the second quarter of fiscal 2003, we eliminated an environmental reserve that had been established for property sold in the prior year. As it was determined that we no longer had any exposure related to possible environmental matters for this property, we eliminated an accrual previously established for this exposure. The reversal of this accrual resulted in a $300 benefit during the second quarter and is reflected as a reduction to operating expenses for the nine-month period ended September 30, 2003. At the end of the second quarter we entered into an operating agreement with a third party vendor. As a result of this agreement and modifications made to an accounts receivable balance due from this vendor within the operating agreement, we eliminated the need for a reserve of $300 against this receivable balance. The reversal of this reserve is reflected as a reduction to operating expenses for the nine-month period ended September 30, 2003. In addition, during the first quarter of fiscal 2003 we were able to extend a sublease agreement with a third party for a facility that we currently leased in Opa Locka, Florida. As a result of this sublease extension, we eliminated an accrual previously established for the shortfall in the operating lease commitment and the amount of the original sublease income. The reversal of this accrual resulted in a $300 benefit during the first quarter and is reflected as a reduction to operating expenses for the nine-month period ended September 30, 2003. Finally, as a result of a revised estimate of workers’ compensation insurance claims, we reduced our accrual for workers’ compensation insurance by $400 during the first quarter of 2003. This reduction is also reflected as an offset to operating expenses for the nine-month period ended September 30, 2003.

Operating expenses for the third quarter of 2002 were favorably impacted by reversals of various accruals, aggregating approximately $2,800. Included within these reversals was an accrual of anticipated 2002 bonuses to executive employees which were not expected to be paid based on the current operating results ($1,500), the collection on various customer accounts for which most of the outstanding balance was fully reserved ($900), and a gain on the settlement of certain matters relating to the disposition of certain assets ($200).

As a result of these factors, income from operations was $382 for the first three quarters of 2003, compared to income from operations of $1,160 for the first three quarters of 2002, and income from operations for the third quarter of 2003 was $2,187, compared to a loss of $2,322 for the third quarter of 2002.

Interest expense (excluding amortization of deferred financing fees) for the nine months ended September 30, 2003 decreased by $2,021 or 29.0% to $4,960, from $6,981 for the nine months ended September 30, 2002. Interest expense (excluding amortization of deferred financing fees) for the quarter ended September 30, 2003 increased $424 or 27.1% to $1,987, from $1,563 for the same period in 2002. The decrease for the nine-month period ended September 30, 2003 as compared to the nine-month period ended September 30, 2002, is primarily attributable to completion of the Note Exchange and Rights Offering which eliminated interest expense on $149,000 of notes since the end of February 2002 (see Note 9 of the Notes to the Condensed Consolidated Financial Statements for an explanation as to why interest is not recorded on the New Notes), on average a lower outstanding debt balances as a result of selling Aerocell and using a substantial portion of the proceeds to reduce our debt, completion of our senior debt restructuring and slightly lower interest rates from period to period. The increase for the three-month period ended September 30, 2003 as compared to the three-month period ended September 30, 2002 primarily results from interest paid on our $7,350 related party loan with our majority stockholder (which was fully funded on July 3, 2003).

Amortization of deferred financing costs was $1,944 and $781 for the nine and three months ended September 30, 2003, respectively, compared to $4,992 and $705 for the same periods of 2002. The decrease for the nine-month period ended September 30, 2003 as compared to the nine-month period ending September 30, 2002 is primarily attributable to the completion of amortization of deferred financing costs associated with our previous senior credit facility, which was refinanced in July 2002. Additionally, deferred financing fees related to the Amended Credit Facility were significantly less then those of the previous credit facility. Amortization of deferred financing fees incurred in conjunction with our May 14, 2003 amendment to our Amended Credit Facility and TROL financing arrangement, in addition to deferred financing fees incurred in conjunction with the warrant that was extended to our majority stockholder in conjunction with our new $6,050 term loan partially offset the reduced fees from our senior debt refinancing and resulted in the slight increase for the three-month period ended September 30, 2003 as compared to the three-month period ended September 30, 2002.

During the first quarter of 2002, we recorded a charge of $8,000 related to an agreement to settle a then-outstanding class action securities lawsuit. For the period ended June 30, 2002, the securities to be issued in this settlement were revalued, resulting in a gain during the 2002 second quarter of $1,875. Upon the settlement becoming effective on September 20, 2002, we performed the final revaluation and recorded a gain of $1,715 for the quarter ended September 30, 2002. The ultimate charge recognized in fiscal 2002 related to this settlement, adjusted for gains that resulted through the revaluations, totaled $4,410. See Note 7 of Notes to Condensed Consolidated Financial Statements.

During the first quarter of 2002, we recognized a $27,279 extraordinary gain relating to the Note Exchange. On January 1, 2003, we adopted SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. As a result of adoption of SFAS No. 145, we have reclassified the $27,279 gain on debt extinguishment to be included within continuing operations.

Other income — net was $3,088 for the first three quarters of 2003 and $827 for the third quarter ended September 30, 2003, compared with $2,961 and $1,677 for the same periods in 2002. Other income — net for the first three quarters of fiscal 2003 was primarily comprised of rent from the Company’s Miramar facility (approximately $2,063) and a gain on the settlement of outstanding purchase price adjustments and other obligations and funds held in escrow related to the sale of Aerocell (approximately $570). See Note 4 of the Notes to the Condensed Consolidated Financial Statements. Other income — net for the first three quarters of fiscal 2002 was primarily comprised of rent from the Company’s Miramar facility and the settlement resolving all issues between the Company and Kellstrom.

As a result of the above factors, our loss before income taxes and discontinued operations for the nine months ended September 30, 2003 was $3,434, compared to income before income taxes and discontinued operations of $15,017 for the nine months ended September 30, 2002. Without the $27,279 gain on debt extinguishment relating to the Note Exchange (which as a result of adopting SFAS No. 145 we have reclassified this gain on debt extinguishment to be included within continuing operations), comparative 2002 nine month loss before income taxes and discontinued operations would have been $12,262 (we believe that comparison of our nine month loss before income taxes and discontinued operations of 2003 to the comparable period of 2002 loss before income taxes and discontinued operations without the effect of the above-described item provides a useful measure for investors to compare our period-to-period results of operations). Our income before income taxes and discontinued operations for the quarter ended September 30, 2003 was $246, compared to a loss of $1,198 for the quarter ended September 30, 2002.

During the second quarter of 2003, we recognized a $710 income tax benefit as a result of the Internal Revenue Service (“IRS”) completing audits of our 1996, 1997, 1998 and 1999 federal income tax returns. Based on the findings in the IRS agent’s report, we eliminated a $422 accrual for tax exposure matters and established an income tax receivable for $288. Additionally, during the first quarter of 2003, we recognized an income tax benefit of $174 for the receipt of miscellaneous state carryback refunds.

We recorded a $3,800 tax benefit during the first quarter of 2002 as a result of the passage of legislation which permits businesses to carry net operating losses back to offset taxable income from the previous five years (compared to two years under prior law). Prior to the passage of this legislation, these net operating losses were fully reserved as it was determined to be more likely than not that we would not generate taxable income in the near future and that we would not have the opportunity to benefit from these net operating losses.

For the reasons set forth above, loss from continuing operations for the nine months ended September 30, 2003 was $2,550, or $0.08 per basic share and diluted share, compared to income of $18,817, or $0.78 per basic share and $0.08 per diluted share, for the nine months ended September 30, 2002. The income from continuing operations for the three months ended September 30, 2003 was $246 or $0.01 per basic share and $0.00 per diluted share, compared to a loss of $1,198 or $0.04 per basic share and diluted share for the three months ended September 30, 2002.

Income from discontinued operations for the first nine-month and three-month periods ended September 30, 2003 was $3,188 and $99, respectively, or $0.10 and $0.00, respectively, per basic share and per diluted share, compared to income of $3,617 and $2,545, or $0.15 and $0.08, respectively, per basic share and, $0.01 and $0.08, respectively, per diluted share for the same periods of 2002. Income from discontinued operations for the 2003 three and nine-month periods includes approximately $2,700 resulting from the elimination and settlement of contingency exposures and obligations relating to our redistribution operations and new parts bearings operations, based on a current evaluation of those exposures. Additionally, income from discontinued operations for the first three quarters of 2003 and 2002 contains collections on receivables retained from the sale of our redistribution operations that had been fully reserved and the sale of residual inventory that remains from the sale of our redistribution operation and new parts bearings operation. Also, income from discontinued operations for the three and nine-month periods ended September 30, 2002, include a portion ($900) of the gain on the Kellstrom settlement.

LIQUIDITY AND CAPITAL RESOURCES

Developments Concerning the Aviation Industry and Our Operations

The September 11, 2001 terrorist attacks against the United States of America and the resulting increase in airline insurance costs, additional government mandated passenger taxes and fees, and increased airport security costs, have had a severe impact on the aviation industry. These factors, in conjunction with an overall slowdown in the U.S. economy, a greater then 9% reduction in passenger levels from fiscal 2001 to fiscal 2002, and the overall instability in the Middle East (including the currently on-going war on terrorism and the war in Iraq) have resulted in operating losses for U.S. airline carriers in excess of $7.7 billion for 2001 and an estimated $9.5 billion for 2002. In addition to these adverse factors, the first three quarters of 2003 has been further impacted by the outbreak of the SARS virus in Asia. As a result of these factors, many commercial passenger airlines and air cargo carriers reported significant reductions in their capacity and have taken out of service upwards of 20% of their aircraft. This reduction in capacity has lessened the aircraft maintenance required by such airlines (and thereby the amount of maintenance being outsourced to companies like TIMCO). The impact of these factors has resulted with the filing for bankruptcy protection under Chapter 11 of the United States Bankruptcy Court by several carriers. The most notable have been the filings for protection from creditors under Chapter 11 by U.S. Airways on August 11, 2002 and United Airlines on December 9, 2002 (United was our largest customer during the last two fiscal years). In addition to U.S. Airways and United Airlines, other carriers, including American Airlines, have publicly discussed the potential of seeking protection from creditors through a voluntary bankruptcy filing. As related to us, current exposures to carriers that are at risk of filing for protection are being continuously evaluated and monitored, though we have in the past, and may in the future, experience losses relating to these credit exposures. Additionally, the Company is positioning itself for potential favorable implications of these Chapter 11 filings and resurgence of the airlines as it is anticipated that additional maintenance outsourcing opportunities could result as these airlines look for cost reduction alternatives to internal labor sources.

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

Contractual Payment Obligations and Other Commercial Commitments

Below is a chart setting forth our contractual payment obligations and other commercial commitments as of September 30, 2003 which have been aggregated in order to facilitate a basic understanding of our liquidity (in thousands):

			Payments due by period
Contractual		Less than
Obligations	Total	One Year	1-3 years	4-5 years	After 5 years

Revolving Credit Facility	$6,340	$6,340	$—	$—	$—
Long-Term Debt	150,848	8,500	126,101 (a)	16,247	—
Capital Leases	28,046	1,497	23,884	350	2,315
Operating Leases	39,833	5,653	10,052	9,234	14,894

Total contractual cash obligations	$225,067	$21,990	$160,037	$25,831	$17,209

			Payments due by period
Other Commercial		Less than
Commitments	Total	One Year	1-3 years	4-5 years	After 5 years

Purchase Commitments	$2,000	$1,200	$800	$—	$—
Letters of Credit	9,235	9,235	—	—	—

Total Other Commercial Commitments	$11,235	$10,435	$800	$—	$—

(a)	Included within this amount is $115,880 of our New Senior Subordinated Notes and $2,951 of our Junior Subordinated Notes. If not redeemed or repurchased by the Company prior to the maturity dates of these obligations, these notes automatically convert to 270.3 million shares and 9.3 million shares, respectively, of our authorized but unissued common stock.

We are also committed under employment agreements with all of our executive officers and several of our key employees.

Liquidity

As of September 30, 2003 we had outstanding indebtedness of $185,234, of which $39,115 was senior indebtedness, including amounts due under the TROL Financing of $24,275, which is characterized as a capital lease, $5,000 BofA Term Loan, $3,500 Amended Term Loan, and $6,340 under our Amended Revolving Credit Facility. In addition, at September 30, 2003 we had $7,350 in secured debt due to our principal stockholder, $9,235 of letters of credit outstanding under our senior revolving credit facility, and $8,878 was available for borrowing under our Amended Revolving Credit Facility. Our senior credit facilities are secured by a lien on substantially all of our assets. As of November 4, 2003, we had outstanding $8,500 of senior term loans with financial institutions, $24,203 under the TROL Financing Agreement, $11,487 under the senior revolving credit facility, $9,155 of outstanding letters of credit, $7,350 in secured debt due to our principal stockholder, $16,247 of our Old Notes, $100,000 of our New Notes (recorded in accordance with GAAP on our financial statements at $115,800), and $2,989 of our Junior Notes. Additionally, as of November 4, 2003 we had $5,071 available for borrowing under our Amended Revolving Credit Facility. Our ability to make payments of principal and interest on outstanding debt will depend upon our future operating performance, which will be subject to economic, financial, competitive and other factors, some of which are beyond our control. Additionally, the degree to which we are leveraged could have important consequences to us, including:

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

Our senior credit facilities and TROL financing arrangement contain certain financial covenants regarding the Company’s financial performance and certain other covenants, including limitations on the amount of annual capital expenditures and the incurrence of additional debt. We did not meet certain financial covenants at December 31, 2002, and thus, were in violation of the Amended Credit Agreement and TROL financing arrangement. On May 14, 2003, we obtained waivers of non-compliance with all financial covenants and cured these covenant violations. We also entered into agreements that reset financial covenant requirements for the Amended Credit Agreement and TROL financing arrangement, including the covenants required to be met at March 31, 2003. As of March 31, 2003, based on the changes agreed to in May 2003, we were in compliance with all financial covenants under our senior credit facilities and TROL financing arrangement. As of June 30, 2003 and September 30, 2003, we were in compliance with the covenant requirements under our Amended Credit Facility and TROL financing arrangement, as amended. Going forward, debt classification will remain contingent upon the continued compliance or waiver of violations of these covenant requirements, of which there can be no assurance.

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

Cash

Net cash used in continuing operating activities during the nine months ended September 30, 2003 was $7,691, compared to net cash provided by continuing operating activities of $4,748 for the same period in 2002. Cash used in operating activities was primarily the result of earnings, adjusted for non-cash charges, of approximately $2,840 and increases in accounts receivable, inventories, and other current assets of $11,068, $4,485, and $1,411, respectively, and reductions in other liabilities of $367, partially offset by increases in accounts payable of $4,210 and increases in customer deposits of $2,590. Cash of $1,126 was used in investing activities during the first three quarters of 2003 for the purchase of fixed assets. Cash provided by financing activities during the period was $8,758. Net borrowings under our senior revolving credit facilities of $4,161 and borrowings from related parties of $6,050 were used for operations, investments in fixed assets, and payment of bank and refinancing fees, capital leases, and obligations from discontinued operations.

Note Exchange Offer and Rights Offering

See discussion of the Note Exchange Offer and Rights Offering in Note 9 to the Notes to Condensed Consolidated Financial Statements.

Related Party Activities

See discussion of our related party loan and other related party activities in Notes 3, 5, 7, and 9 to the Notes to Condensed Consolidated Financial Statements.

Senior Credit Facilities

See discussion of our senior credit facilities in Note 5 to the Notes to Condensed Consolidated Financial Statements.

Subordinated Notes

See discussion of our subordinated note obligations in Note 6 to the Notes to Condensed Consolidated Financial Statements.

TROL Financing

See discussion of our TROL financing in Note 7 to the Notes to Condensed Consolidated Financial Statements.

CONTINGENCIES

We are involved in various litigation and environmental matters arising in the ordinary course of business. These are discussed in Note 7 of Notes to Condensed Consolidated Financial Statements. We maintain insurance coverage against certain potential claims in amounts that we believe to be adequate. Although the final outcome of these legal and environmental matters cannot be determined, based on the facts presently known, it is management’s opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

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

Accounts Receivable — Allowance for Doubtful Accounts

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

In accordance with SFAS No. 142, we have elected July 31st as our annual impairment assessment date. We completed our initial impairment assessment as of January 1, 2002 and our annual impairment as of July 31, 2002, and have concluded that no impairment charge is required at this time. Additionally, we have completed our annual impairment assessment for the period ended July 31, 2003 and have concluded that no impairment change is required at this time. Any resulting impairment charges in the future, based on the evaluation requirements under SFAS No. 142, could be material to the Company’s results of operations.

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

Our obligations under our Amended Revolving Credit Facility and our $5,000 BofA senior term loan bear interest at floating rates and therefore, we are impacted by changes in prevailing interest rates. However, our $3,500 Amended Term Loan, our new loan from our principal stockholder, and our New Notes, Old Notes, and Junior Notes all bear fixed interest rates and therefore are not subject to the risk of interest rate fluctuations. A 10% change in market interest rates that affect our financial instruments would impact earnings during 2003 by approximately $61 before taxes and would change the fair value of our financial instruments by approximately $12,055.

ITEM 4: CONTROLS AND PROCEDURES

(a)	Our Chief Financial Officer and Chief Executive Officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, these officers have concluded that as of September 30, 2003 our disclosure controls and procedures were effective in timely alerting them to material information relating to our company (including our consolidated subsidiaries) required to be included in our reports filed or submitted by us under the Exchange Act.

(b)	Following completion of their audit of our financial statements for 2002, our independent auditors, KPMG LLP, advised our audit committee that during the course of their audit, they noted two internal control deficiencies constituting reportable conditions and material weaknesses as defined in Statement of Auditing Standards No. 60, as follows:

•	in connection with their audit procedures to test the adequacy of our accrual at year-end 2002 for anticipated losses on open contracts in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, they determined that we had not properly analyzed the costs in assessing whether loss accruals were required on open contracts. While we had adequate provisions to cover anticipated losses, KPMG LLP concluded that the lack of a formalized procedure to properly analyze contract costs could lead to material misstatements of our financial statements; and

•	KPMG LLP noted that management was not aware of the retrospective provisions of an expired worker’s compensation insurance policy until notified by the underwriter. After investigating the underwriter’s claim, we accrued for the retrospective premium adjustment, which is reflected in our 2002 year-end financial statements.

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

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 7 to the Company’s Unaudited Condensed Consolidated Financial Statements included in this filing.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were presented to the Company’s stockholders during the third quarter of 2003.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORMS 8-K

(a)  Exhibits

31.1 Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

During the quarter ended September 30, 2003, the Company furnished a Current Report on Form 8-K reporting under Item 12 the Company’s financial results for the three and six month periods ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMCO Aviation Services, Inc.

	By:	/s/ C. Robert Campbell

Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: November 14, 2003

Exhibit Index

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002