Form 10-K
period 2003-12-31
TIMCO AVIATION SERVICES INC
filed 2004-04-16
CIK 1012159

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
Commission File No. 1-11775

TIMCO AVIATION SERVICES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization) 623 Radar Road Greensboro, NC (Address of principal executive offices)	65-0665658 (I.R.S. Employer Identification No.) 27410 (Zip Code)

(336) 668-4410
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

TITLE OF EACH CLASS None	NAME OF EACH EXCHANGE ON WHICH REGISTERED N/A

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

As of June 30, 2003, the aggregate market value (based on the closing sales price of the common stock as reported on the OTC Bulletin Board maintained by the NASD on such date, which was $0.38 per share) of the common stock held by non-affiliates was approximately $4.9 million. At April 12, 2004, there were 31,640,994 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders (which Proxy Statement will be filed on or before 120 days after the end of the Registrant’s fiscal year ended December 31, 2003) are incorporated by reference into Part III hereof. Certain exhibits listed in Part IV of this Annual Report on Form 10-K are incorporated by reference from prior filings made by the Registrant under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

ii

PART I

FORWARD LOOKING STATEMENTS

     (All dollar amounts and share amounts contained in this Annual Report on Form 10-K are in thousands, except per share data)

This Annual Report on Form 10-K contains forward looking statements. You can identify these statements by the fact that they use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. These include forward looking statements on, among other matters:

•	our business strategy and our future plans for our business,

•	anticipated trends and our competitive position in the industry in which we operate, and

•	our anticipated performance in future periods.

These forward looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to our operations and results of operations, including, among others:

•	the financial health of the U.S. passenger and freight airline industry, and the impact of the financial health of that industry on the maintenance, repair, and overhaul (“MR&O”) industry generally and our business specifically,

•	the amount of MR&O business being outsourced by the airline industry in general and our airline customers in particular,

•	factors that effect the financial health and well-being of our airline customers, such as the September 11, 2001 terrorist attacks and the SARS outbreak,

•	the effect of competition on our business, including the effects of competition on the pricing of the services and goods that we provide,

•	our ability to achieve gross profit margins at which we can be profitable, including margins on services that we perform on a fixed price basis,

•	our ability to generate sufficient working capital from our operations and from our available credit facilities to meet our operating requirements and service our indebtedness,

•	our maintaining good relations with our customers and vendors,

•	utilization rates for our MR&O facilities,

•	our ability to manage our business efficiently and achieve both positive income and cash flow from our operations,

•	our ability to attract and retain qualified personnel in our business,

•	our ability to integrate future acquisitions, and

•	future changes in government regulations.

Should one or more of the assumptions underlying our forward looking statements prove incorrect, or should future events occur that change the landscape of our industry and our customers, the forward looking statements contained in this report or the future financial results described in this report may not ultimately come true. We are not obligated, nor do we undertake the obligation, to revise these forward looking statements to reflect future events or circumstances.

References to “TIMCO”, “we”, “us” and “our” refer to TIMCO Aviation Services, Inc. and, unless the context otherwise requires, its subsidiaries.

ITEM 1. BUSINESS

General

TIMCO Aviation Services, Inc. is among the world’s largest providers of fully integrated aviation maintenance, repair and overhaul (MR&O) services for major commercial airlines, regional air carriers, aircraft leasing companies, government and military units and air cargo carriers. We provide four MR&O services: TIMCO, which, with its four active locations, is one of the largest independent providers of heavy aircraft maintenance services in the world; Aircraft Interior Design and Brice Manufacturing, which specialize in the refurbishment of aircraft interior components and the manufacture and sale of aftermarket parts and new aircraft seats; TIMCO Engineered Systems, which provides engineering services to both our MR&O operations and our customers; and TIMCO Engine Center, which refurbishes JT8D engines and performs on-wing repairs for both JT8D and CFM-56 series engines. Visit TIMCO online at www.timco.aero.

Our strategy is to be the vendor of choice to our customers, providing aircraft maintenance solutions to meet our customers’ MR&O requirements. The services that we offer allow our customers to reduce their costs by outsourcing some of their MR&O functions.

We were incorporated in Delaware in 1996 under the name “Aviation Sales Company.” We changed our corporate name to “TIMCO Aviation Services, Inc.” in February 2002. Our principal operating business, TIMCO, commenced operations in 1992. Our principal executive offices are at 623 Radar Road, Greensboro, North Carolina 27410, and our telephone number is (336) 668-4410.

Industry Overview

An industry study published in January 2003 estimated the total MR&O market at $34.6 billion, as follows:

•	Heavy maintenance and modifications comprise 30% ($10.4 billion) of the MR&O market,

•	Engine maintenance accounts for 29% ($10 billion ) of the MR&O market,

•	Line maintenance accounts for 23% ($8.0 billion) of the MR&O market, and

•	Component repair makes up 18% ($6.2 billion) of the MR&O market.

The MR&O market consists of captive in-house operations of airlines and freight carriers, semi-captive operations that are affiliated with an airline, independent providers of MR&O services such as TIMCO and facilities operated by original equipment manufacturers. Based on industry sources, we believe that approximately 50% of MR&O services required by airlines and freight carriers are currently outsourced to independent providers like TIMCO, compared to approximately 33% ten-years ago. We also believe that more MR&O services will be outsourced in the future, as carriers aggressively pursue outsourcing as a means to reduce their costs. Some airlines, such as United Air Lines, have recently closed maintenance facilities and substantially increased the MR&O requirements that they outsource, and several low fare airlines such as Jet Blue, Air Tran and Southwest outsource nearly all of their aircraft heavy maintenance checks. We also believe that other large carriers who have not outsourced their maintenance in the past are considering doing so in the future.

Passenger airlines and freight carriers incur substantial direct and indirect operating costs, which are resistant to significant reduction because of labor agreements, aircraft fleet efficiency, and route structures. At the same time, they have encountered increasing pricing pressure during the last decade from new and established discount airlines, known as low cost carriers (LCC’s) which have inherently lower cost structures, and from a reduction in passengers because of, among other things, economic conditions and the global war on terrorism. For many airlines, these factors have resulted in lower revenue per seat mile, without a commensurate offsetting reduction in expenses. While certain airline expenditures are beyond the direct control of airline operators, such as the price of fuel, airport security charges, and taxes, we believe that outsourcing MR&O functions can reduce airline operating costs. We believe that maintenance generally represents between 10% and 15% of an airline’s costs, and that these costs are currently receiving significant attention from passenger airlines and freight carriers because they can be moderated through actions such as outsourcing.

Outsourcing of maintenance and repair functions by airlines allows a service provider such as TIMCO to achieve economies of scale unavailable to airlines individually. We believe that the trend towards outsourcing by airlines of a growing portion of their MR&O requirements to large independent service providers such as TIMCO will continue in the future as these carriers look to reduce their cost per seat mile by focusing their operations on their core competency of providing airline services to their customers.

Industry sources also report that while events such as the September 11th terrorist attacks, the wars in Iraq and Afghanistan and the SARS outbreak, as well as generally slow economic growth, have caused a decline in the MR&O market between 2000 and 2003, the market appears to be recovering and is expected to return to its historic growth rate (1.5 x GDP) in 2004 and beyond. We believe that the following factors will affect the recovery of the MR&O market:

•	worldwide economic growth,

•	fleet growth (net of aircraft retirements), which is expected to range in the near term (2002-2007) between 4.8% and 7.1% and in the intermediate-term (2007-2012) between 2.7% and 3.7%,

•	speed of passenger and cargo traffic recovery,

•	financial pressure on airlines to improve asset utilization,

•	the impact of conversions of passenger aircraft to freighters which extends the useful life of particular aircraft,

•	newer aviation technologies, which are more reliable but more costly and complex to maintain,

•	increased regulation and concerns about safety,

•	industry consolidation, which should reduce competition in the long term,

•	the globalization of the MR&O market,

•	expiration of aircraft maintenance warranties and the induction for maintenance servicing programs by newer generation aircraft, and

•	fuel prices.

Operations

Airframe Maintenance Services

We perform maintenance, repair and modification services on aircraft at TIMCO’s repair stations in Greensboro, North Carolina, Lake City, Florida, Macon, Georgia and Goodyear, Arizona. We also have a maintenance facility in Winston-Salem, North Carolina, which we have closed until we develop customers for this facility. The services performed at each of our airframe maintenance facilities are as follows:

Facilities

•	TIMCO – Greensboro (GSO) – GSO is our largest airframe maintenance and modification facility. GSO primarily supports multi-line major customers including United Air Lines (B737, B757, B767 and B777), Delta Air Lines (B777 modifications plus engineering and maintenance services), UPS (DC-8 and A300-600), FedEx (DC-10 and B727) and ABX Air (DC-8). GSO has grown and adapted to the changing aviation environment by maintaining its market share of existing older generation aircraft product lines and by developing new capabilities to support the needs of today’s newer generation aircraft.

We have 600,000 square feet of space in GSO in four hangars, three of which are wide body hangars and one of which is a multi-bay hangar. We also have a structures center in GSO, in which we repair flight controls and other components in conjunction with repairs being handled by our heavy maintenance operations, and a composite center, where we repair and overhaul advanced composite and bonded aluminum honeycomb assemblies.

•	TIMCO-Lake City (LCQ) – LCQ has historically competed as a low cost facility. We currently perform maintenance for various customers in LCQ, including United Air Lines (B737), America West (B737 and B757), AeroCal (DC-9) and Mesaba (Saab 340 and Avro RJ85). LCQ has the capacity and experience to support commercial and government contracts, and we hope to ultimately make LCQ our primary center for military MR&O services. In that regard, during 2002, we were awarded SAE AS 9100 Certification at LCQ and we became part of a FAST team (both prerequisites of government contract work).

The LCQ facility consists of six maintenance hangars, as well as a dedicated two-bay strip and paint hangar which is capable of supporting both narrow body and select wide body aircraft. The LCQ facility has over 600,000 square feet of covered hangar space and over 1.3 million square feet of ramp space. Our facility is located at the Lake City airport. We control and maintain the taxiways, parking areas and engine run up areas located at this airport. We also maintain an FAA approved control tower at this airport.

•	TIMCO – Macon (MCN) – TIMCO-MCN has over 140,000 square feet of space in two hangers and we currently operate three service lines at this facility. TIMCO-MCN has been customized specifically for the America West A319/A320 and B737 heavy airframe maintenance operations. TIMCO-MCN has been the dedicated facility for America West since 2000 and has often been cited as a model for future MR&O/airline “partnerships”.

•	TIMCO-Goodyear (GYR) – TIMCO-GYR is located near the city of Phoenix, AZ and is TIMCO’s newest facility. This facility provides heavy airframe maintenance support for airlines such as Alaska Airlines, Allegiant Air, World Airways and leasing customers such as GE Capital, US Bank, CIT and Finova Capital. The desert location and arid climate makes TIMCO-GYR an excellent storage location for aircraft, and TIMCO-GYR has been recognized as a leading provider of maintenance support for short and medium term aircraft storage needs. Many of these storage aircraft are later inducted into heavy maintenance at GYR, just prior to re-entering commercial service.

Our GYR operation has over 318,000 square feet of space in two hangars. We also have 1.5 million square feet of ramp and runway access storage providing space to park up to 200 aircraft.

•	TIMCO-Winston Salem – This one-hangar facility, which was formerly the home base for Piedmont Airlines and a major repair and line station for U.S. Airways, is currently closed. We hope to utilize this facility in the future in another airline partnership, similar to our operation in Macon.

Types of heavy-airframe maintenance services provided

The services we offer principally consist of “C” and “D” level maintenance checks, interior crew rest reconfigurations and the conversion of passenger aircraft to freighter configurations. “C” and “D” checks each involve a different degree of inspection, and the services performed at each level vary depending upon the individual aircraft operator’s FAA-approved maintenance program. “C” and “D” level checks are comprehensive checks and usually take a minimum of several weeks to complete, depending upon the scope of the work to be performed.

The “C” level check is an intermediate level service inspection that typically includes testing and servicing of the aircraft’s operational systems, external and internal cleaning and refurbishing, and servicing of the interior. Trained mechanics visually inspect the external and internal structure of the aircraft, repair defects and remove corrosion found, all in a manner as required by the manufacturer’s maintenance and structural repair manuals. The “D” level check includes all of the work accomplished in the “C” level check, but places a greater emphasis on the integrity of the aircraft’s structure. In the “D” level check, the aircraft is disassembled so that the entire structure can be inspected and evaluated. Once the inspection, evaluation and repairs have been completed, the aircraft is reassembled and its systems reinstalled to the detailed tolerances demanded in each system’s specifications. Depending upon the type of aircraft and the FAA-certified maintenance program being followed, intervals between “C” level checks can range from 12 to 18 months and 1,000 to 5,000 flight hours, and intervals between “D” level checks can range from four to eight years and 10,000 to 25,000 flight hours. Structural inspections performed during “C” level and “D” level checks provide personnel with detailed information about the condition of the aircraft and the need to perform additional work or repairs not provided for in the original work scope. Project coordinators and customer support personnel work closely with the aircraft’s customer service representative in evaluating the scope of any additional work required and in the preparation of a detailed cost estimate for the labor and materials required to complete the job.

Aircraft modification services

Each aircraft certified by the FAA is constructed under a “Type Certificate.” Anything which is done subsequently to modify the aircraft from its original type design requires the review and approval of the FAA. These modifications are authorized by the issuance of a Supplemental Type Certificate (STC) or an engineering order issued by the airline’s engineering department. Typical modification services performed by TIMOC include reconfiguring passenger interiors and installing passenger amenities such as telephones, in flight entertainment systems and crew rest areas. We also modify B777 to include sleeping quarters for crews on international flights and convert passenger aircraft to freighter configuration.

Engineering services

Our engineering services group, which operates as TIMCO Engineered Systems, provides integrated aircraft engineering and supply-chain management, including aircraft certification, design and approval of modifications to aircraft systems and structures, for customers of our heavy aircraft maintenance operations, and for airlines, leasing companies and aerospace original equipment manufacturers. Our engineering services group was the first to market cockpit door bars and has designed, obtained FAA certification for, and installed over 500 ballistic cockpit doors that are in compliance with FAA requirements resulting from the September 11, 2001 terrorist attacks.

Interiors and Seat Manufacturing Services

We have two operations, Brice Manufacturing and Aircraft Interior Design, which specialize in the refurbishment of aircraft interior components and the manufacture and sale of aftermarket parts and new aircraft seats.

BRICE Manufacturing Company (Brice), is based in Pacoima, California, was acquired by TIMCO in October 2002. In addition to its ownership of 5,000 PMA parts, Brice has developed a global customer base for new cabin seats ranging from basic coach to business class and first class seats. Customers include Lufthansa, Air New Zealand, LuxAir, GE Capital, AeroMexico, Allegiant and Qantas. Brice is also an approved vendor for both Boeing and Airbus for new aircraft deliveries and Brice’s product offerings include the supply of palletized seats for installation on C-17 and C-130 military aircraft.

Aircraft Interior Design, Inc. (AID), based in Dallas, Texas, is a major provider of seat overhauls and refurbishment for Southwest Airlines. In addition to Southwest, AID has significant contracts with Spirit Airlines for cabin seat overhauls, flight attendant seats and modification/overhaul of their first class seats. AID also provides crew seat overhauls for ATI, DHL/ASTAR and Express.Net. In 2004, additional focus will be made by AID on “soft goods” campaigns which include cut and sew seat covers, carpet kits and class divider refurbishment. AID has also provided galley and lavatory component refurbishment programs to Delta Air Lines in support of Delta’s Dallas-Fort Worth B757 heavy maintenance operation.

Engine Repair and Overhaul Services

TIMCO Engine Center (TEC), located in Oscoda, MI, has complete repair and overhaul capability for the JT8D and JT8D-200 series engines. On-wing services have been expanded to include the JT8D and JT8D-200 engines as well as the CFM-56 engine. The CFM-56 engine services are provided jointly with Snecma Engine Services. Snecma is a 50% partner of the CFM-56 engine. The CFM-56 on-wing services will expand to TIMCO’s airframe locations in the near future. TEC had significant revenue growth in 2002, much attributed to adding JT8D-200 overhaul capabilities. Spirit Airlines is a major customer of TEC for engine overhaul and engine on-wing services.

Line Maintenance Services

Commencing in 2003, we began to provide interior line maintenance support for United Air Lines. We are currently providing these services to United Air Lines in three cities. We hope in the future to expand the line maintenance services that we provide for United Air Lines into other cities and to offer line maintenance services to other airlines. While this is a new business for us and is only a small part of our revenue at this time, we believe that line maintenance, which we believe is a $3.2 billion market in North America, offers substantial growth opportunities for us.

Customer base

Our customer base consists of airlines, air cargo carriers, leasing companies, and government and military units. Our top ten customers accounted for 75.9% and 81.6% of our 2003 and 2002 income, respectively, and our largest customer, United Air Lines, which is currently in a Chapter 11 proceeding, accounted for 26.0% and 23.9% of our 2003 and 2002 revenues, respectively.

Management information systems

We operate our business using three decentralized, network-based systems. Each system is fully integrated in regard to the respective business unit. One system is utilized in the operation of our heavy airframe maintenance and modification business. The other two systems are used at each of our component MR&O businesses. We are currently assessing our systems and expect that in future periods we will need to upgrade one or more of our systems. However, we do not currently intend to make significant systems-related capital expenditures during 2004.

Competition

The airline industry and the markets for our products and services are extremely competitive, and we face competition from a number of sources. Our competitors include airline and aircraft service companies and other companies providing maintenance, repair and overhaul services. Some of our competitors have substantially greater financial and other resources than us. We cannot assure you that competitive pressures will not materially adversely affect our business, financial condition or results of operations. In the airframe heavy maintenance, which currently constitutes approximately 85% of our business, our major competitors are B.F. Goodrich and ST Mobile Aerospace Engineering, Inc.

Government regulation

The aviation industry is highly regulated by the FAA in the United States and by similar agencies in other countries. We must be certified by the FAA, and in some cases authorized by the original equipment manufacturers, in order to repair aircraft components and to perform maintenance and repair services on aircraft.

The FAA regulates the manufacture, repair and operation of all aircraft and aircraft equipment operated in the United States. FAA regulations are designed to ensure that all aircraft and aircraft equipment are continuously maintained in proper condition to ensure safe operation of the aircraft. Similar rules apply in other countries. All aircraft must be maintained under a continuous condition monitoring program and must periodically undergo thorough inspection and maintenance. The inspection, maintenance and repair procedures for the various types of aircraft and aircraft equipment are prescribed by regulatory authorities and can be performed only by certified repair facilities utilizing certified technicians. Certification and conformance is required prior to installation of a part on an aircraft. We closely monitor the FAA and industry trade groups in an attempt to understand how possible future regulations might impact us.

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

Product liability

Our business exposes us to possible claims for personal injury or death which may result from the failure of an aircraft or an aircraft part repaired or maintained by us or from our negligence in the repair or maintenance of an aircraft or an aircraft part. While we maintain what we believe to be adequate liability insurance to protect us from claims of this type, based on our review of the insurance coverages maintained by similar companies in our industry, we cannot assure you that claims will not arise in the future or that our insurance coverage will be adequate. Additionally, there can be no assurance that insurance coverages can be maintained in the future at an acceptable cost. Any liability of this type, not covered by insurance, could materially adversely affect our business, financial condition or results of operations.

Employees

As of December 31, 2003, we employed approximately 3,400 persons. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

Risk Factors Relating to Our Business

In addition to the other information contained in or incorporated by reference into this Form 10-K, you should carefully consider the following risk factors, as well as the other information contained in this report:

We incurred losses in 2003 and our liquidity remains tight.

For the year ended December 31, 2003, we incurred losses from continuing operations of $3,967. We also had a net stockholders’ deficit as of December 31, 2003, and continued to require additional cash flow above amounts currently being provided from operations to meet our working capital requirements. Additionally, as a result of operating activities, we were not in compliance at certain times during 2001, 2002, and during the quarter ended March 31, 2003 with debt covenant requirements under our revolving credit and term loan facilities and our tax retention operating lease (TROL) financing arrangement. We, however, have obtained a waiver of non-compliance with all financial covenants and have thereby cured these covenant violations.

Our ability to service our debt and note obligations as they come due, including maintaining compliance with the covenants and provisions under our debt instruments, is and will continue to be dependent upon our future financial and operating performance. This performance, in turn, is subject to various factors, including certain factors beyond our control, such as changes in conditions affecting the airline industry and changes in the overall economy. Additionally, our customer base has been adversely impacted in the past by various factors, such as the state of the general economy, fluctuations in the price of jet fuel, a significant decline, from calendar year 2000, in passenger airline travel, the currently on-going war on terrorism, the war in Iraq, the outbreak of the SARS virus in Asia and a competitive price reduction in airfare prices. These and other factors may adversely affect our customers in the future.

Cash flow from operations service payments of our debt and note obligations, thereby reducing funds available for other purposes. Even if we are able to meet our debt service and other obligations when due, we may not be able to comply with the covenants and other provisions under our debt and note obligations. A failure to comply, unless waived by the lenders and noteholders, would be an event of default and would permit our lenders and noteholders to accelerate the maturity of these debt and note obligations. It would also permit them to terminate their commitments to extend credit under the financing agreements. If we were unable to repay the debt to the lenders or obligations to the noteholders, or otherwise obtain a waiver, the lenders and holders could proceed against the collateral securing the financing obligations and notes, and exercise all other rights available to them. While we expect to be in a position to continue to meet our obligations in future periods, there can be no assurance we will be able to do so.

Risks associated with the aviation services industry.

The condition of the airline industry has a substantial effect on our business, since our customers consist of airlines, maintenance and repair facilities that service airlines, as well as original equipment manufacturers. Generally, when economic factors adversely affect the airline industry, they tend to reduce the overall demand for maintenance and repair services, causing downward pressure on pricing and increasing the credit risks associated with doing business with airlines. Additionally, the price of jet fuel affects the maintenance and repair markets, since older aircraft, which consume more fuel and which currently account for a significant portion of our maintenance and repair services business, become less viable as the price of fuel increases.

As discussed above, the September 11, 2001 terrorist attacks against the United States of America and the resulting increase in airline insurance costs, additional government mandated passenger taxes and fees, and increased airport security costs, have had a severe impact on the aviation industry. These factors, in conjunction with an overall slowdown in the U.S. economy, a reduction in passenger levels from fiscal 2001 through fiscal 2003, and the overall instability in the Middle East (including the currently on-going war on terrorism and the war in Iraq) have resulted in operating losses for U.S. airline carriers in excess of $10.3 billion for 2001, $8.6 billion for 2002, and an estimated $2.5 billion for 2003. In addition to these adverse factors, fiscal 2003 has been further impacted by the outbreak of the SARS virus in Asia. As a result of these factors, many commercial passenger airlines and air cargo carriers reported significant reductions in their capacity and have taken out of service upwards of 20% of their aircraft. This reduction in capacity has lessened the aircraft maintenance required by such airlines (and thereby the amount of maintenance being outsourced to companies like TIMCO). The impact of these factors has resulted with the filing for bankruptcy protection under Chapter 11 of the United States Bankruptcy Court by several carriers. The most notable for us has been the filing for protection from creditors under Chapter 11 by United Air Lines on December 9, 2002 (United was our largest customer during the last three fiscal years). As of the date of this report, United Air Lines has not emerged from protection under the Bankruptcy Court. In addition to United Air Lines, other carriers have publicly discussed the potential of seeking protection from creditors through a voluntary bankruptcy filing. As related to us, current exposures to carriers that are at risk of filing for protection are being continuously evaluated and monitored, though we have in the past, and may in the future, experience losses relating to these credit exposures. Additionally, the Company is positioning itself for potential favorable implications of these Chapter 11 filings and resurgence of the airlines as it is anticipated that additional maintenance outsourcing opportunities could result as these airlines look for cost reduction alternatives.

We believe that all of the above factors could continue to have a negative impact on our business in the foreseeable future. In response, we have taken steps to reduce our costs. These terrorist attacks and related aftermath events and the overall slowdown in the U.S. economy have also impacted our competition, with several of our competitors exiting the MR&O business.

The loss or a significant downturn in the operations of one or two of our major customers could materially affect our business.

Our ten largest customers accounted for approximately 76% and 82% of our total revenues for 2003 and 2002, respectively. Of these ten customers, two represented approximately 26% and 17% of our total revenues, respectively, for the year ended December 31, 2003. The largest of these customers, United Air Lines, is currently in reorganization under Chapter 11 of the United States Bankruptcy Code. No other customer represented more than 10% of our consolidated revenues for 2003. While the relative significance of customers varies from period to period, the loss of, or significant curtailments in purchases of our services by, one or more of our significant customers at any time has in the past and may in the future adversely affect our revenue and cash flow.

We have incurred losses in the past and we may incur losses in the future. If we incur losses in the future, our ability to obtain sufficient working capital for our operations and our ability to service our indebtedness may be impaired.

We incurred losses from continuing operations of $3,967, $24,426 (excluding the gain from our debt extinguishment), and $131,849, respectively, during the 2003, 2002, and 2001 fiscal years. If we incur losses in the future, we will likely limit our ability to obtain sufficient working capital for our operations and our ability to execute our business strategy. In addition, our ability to service our indebtedness may be harmed because we may not generate sufficient cash flow from operations to pay principal or interest when due.

A large portion of our operating expenses are relatively fixed and cancellations, reductions or delays in orders by a customer or group of customers has in the past and could in the future have a material adverse effect on our business, financial condition or results of operations.

We are highly leveraged.

We are highly leveraged. This could have important consequences to us, including:

•	our vulnerability to adverse general economic and industry conditions;

•	our ability to obtain additional financing for future working capital expenditures, general corporate or other purposes, particularly where our current lenders have a lien on all of our assets; and

•	the requirement that we obtain the consent from our lenders if we wish to borrow additional amounts.

We depend on financing transactions.

We are primarily dependent on cash flow from operations and borrowings to meet our working capital requirements.

•	During 2001, we relied primarily on proceeds from sales of our various business operations and on borrowings under our senior revolving credit facility to reduce our senior term debt and to fund our working capital requirements.

•	During 2002, we relied on proceeds from sales of business operations, borrowings under our senior revolving credit facility, our note exchange and rights offering, and our income tax refund to reduce our senior debt and to fund our working capital requirements.

•	During 2003, we continued to rely on borrowings under our senior revolving credit facility and proceeds from our related party term loan to fund our working capital requirements.

We continue to require cash flows above amounts currently being provided from operations to meet the working capital requirements of our operations. We cannot assure you that additional financing will be available to us in the future, if required, for these purposes.

Our lenders impose significant restrictions on us.

Our senior credit facilities and the indenture relating to our 8% senior subordinated convertible paid-in-kind (PIK) interest notes due 2006 impose significant operating and financial restrictions on us. These restrictions may significantly limit our ability to incur additional indebtedness, pay dividends, repay indebtedness prior to its stated maturity, sell assets or engage in mergers or acquisitions. In addition, our failure to comply with these restrictions could result in an event of default which, if not cured or waived, could materially adversely affect our business, financial condition or results of operations.

Our business is subject to heavy government regulation.

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

Our business is highly competitive.

The airline industry and the markets for our products and services are extremely competitive, and we face competition from a number of sources. Our competitors include aircraft manufacturers, aircraft part manufacturers, airline and aircraft service companies and other companies providing maintenance, repair and overhaul services. Certain of our competitors are currently experiencing financial difficulties similar to or worse than our own and several of our competitors have ceased operations or substantially curtailed their operations during the last few years. Many of these competitors have responded to their financial difficulties by reducing prices on their services to increase or retain market share. Any material deterioration in our financial condition is likely to affect our ability to compete with price-cutting by our competitors. Some of our competitors have substantially greater financial and other resources than we do. We cannot assure you that competitive pressures will not materially adversely affect our business, financial condition or results of operations.

Our business is susceptible to liability claims.

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

We depend on our executive officers and our employees.

Our continued success depends significantly upon the services of our executive officers and upon our ability to attract and retain qualified personnel in all of our operations. While we have employment agreements with most of our executive officers and certain of our key employees, most of our employees are employed on an at-will basis. The loss of one or more of our executive officers and of a significant number of our other employees without capable replacements could materially adversely affect our business, financial condition or results of operations.

Our airframe heavy maintenance business (which constitutes more than 85% of our current business) requires qualified mechanics and other personnel to provide services requested by our customers, and our ability to meet customer requirements depends on our ability to attract and retain the mechanics and other qualified personnel necessary to provide services at the physical locations of our operations. In that regard, we utilize outside contractors to provide personnel when we cannot otherwise hire required personnel. While we have been able to obtain sufficient mechanics and other required personnel to date, there can be no assurance we will be able to obtain all personnel required in the future. This may constrain our ability to grow our operations from their current levels.

Control is vested in our principal stockholder.

Lacy Harber, our principal stockholder, owns approximately 59% (as of December 31, 2003) of our outstanding common stock. Mr. Harber is able to control the vote on all matters submitted to the vote of our stockholders and therefore, able to direct our management and policies, including, but not limited to, the election of our entire board of directors.

In addition, under such circumstances, we will not, without Mr. Harber’s approval, be able to consummate transactions involving an actual or potential change in our control, including transactions in which the holders of our common stock might otherwise receive a premium for their shares over then current market prices.

Our existing stockholders will experience substantial dilution upon the redemption or maturity of the New Notes or Junior Notes and upon the exercise of the Harber Warrant.

We are obligated to issue additional shares of our common stock if we redeem our New Notes or Junior Notes. Additionally, if the New Notes or Junior Notes have not been redeemed prior to maturity, they will automatically convert into 270,276 and 9,320 shares, respectively, of our common stock. Further, we are obligated to issue 30% of our outstanding common stock, on a fully-diluted basis (13,560 shares if the warrant were to be exercised today and 139,979 shares if the warrant were to be exercised after the New Notes and the Junior Notes mature), for nominal consideration upon the exercise of the warrant issued in May 2003 to our principal stockholder (the “Harber Warrant”). Holders of our common stock, as a result of the conversion of the New Notes and the Junior Notes, and/or the exercise of the Harber Warrant, will face immediate and substantial dilution in their percentage ownership of the total outstanding shares of our common stock and a reduction in their voting power. Conversion of these factors would likely have a material adverse effect on the prevailing market price of our common stock. Finally, under our 2003 Stock Incentive Plan, we may grant restricted stock or stock options or warrants to purchase up to 5,800 shares of our common stock to our officers, directors and employees. See Notes 5, 6, 11 and 15 of Notes to Consolidated Financial Statements for particulars regarding these matters.

If our common stock is deemed a “penny stock,” its liquidity will be adversely affected.

The price of our common stock fell below $1.00 per share in September 2001. If the market price for our common stock remains below $1.00 per share (as it has since the fourth quarter of 2002), our common stock will be deemed to be a penny stock. So long as our common stock is considered a penny stock, it will be subject to rules that impose additional sales practices on broker-dealers who sell our securities. For example, broker-dealers must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Also, a disclosure schedule must be prepared before any transaction involving a penny stock, and disclosure is required about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Monthly statements are also required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Because of these additional obligations, some brokers may not effect transactions in penny stocks. This could have an adverse effect on the liquidity of our common stock.

Our common stock is thinly traded. Our stock price may fluctuate more than the stock market as a whole.

As a result of the thin trading market for our stock, its market price may fluctuate significantly more than the stock market as a whole or the stock prices of similar companies. Of the 31,641 shares of our common stock currently outstanding, approximately 59% are currently owned by Lacy Harber, our principal stockholder. Without a larger float, our common stock will be less liquid than the stock of companies with broader public ownership, and, as a result, the trading prices for our common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger. In addition, sales of a substantial amount of common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of our common stock. Possible or actual sale of any of these shares, particularly by Mr. Harber, may decrease the market price of our common stock.

The market price of our common stock could be depressed by future sales.

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

Adjustments to common stock purchase warrant exercise prices and exercise dates.

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

Impact of warrant exercise on market.

In the event of the exercise of a substantial number of warrants within a reasonably short period of time after the right to exercise commences, the resulting increase in the amount of our common stock in the trading market could substantially affect the market price of our common stock.

We are subject to significant anti-takeover provisions.

Our certificate of incorporation and bylaws contain provisions that may have the effect of discouraging transactions involving an actual or threatened change of control. In addition, our board of directors has the authority to issue up to 1,000 shares of preferred stock in one or more series and to fix the preferences, rights and limitations of any of these series without stockholder approval. Our ability to issue preferred stock could discourage unsolicited acquisition proposals, or make it difficult for a third party to gain control of us, which could adversely affect the market price of our common stock.

ITEM 2. PROPERTIES.

Our executive offices are located in Greensboro, North Carolina at the headquarters of our TIMCO airframe maintenance operations. Our ownership interests and leasehold interests in all of our facilities are pledged to our senior lenders as collateral for amounts borrowed. See Notes 5 and 15 to our Consolidated Financial Statements. The following table identifies, as of December 31, 2003, our principal properties:

		SQUARE	OWNED OR
FACILITY DESCRIPTION	LOCATION	FOOTAGE	LEASED
Office and Aircraft Maintenance	Greensboro, NC	765,000	Leased(1)

Office and Aircraft Maintenance	Lake City, FL	650,000	Leased

Office and Engine Maintenance	Oscoda, MI	396,000	Leased

Office and Aircraft Maintenance	Phoenix, AZ	370,000	Leased(2)

Office and Aircraft Maintenance	Winston-Salem, NC	115,000	Leased(3)

Office and Aircraft Maintenance	Macon, GA	140,000	Leased

Office and Maintenance	Pacoima, CA	70,000	Leased

Office and Warehouse	Miramar, FL	545,000	Leased(4)

Office and Maintenance	Opa Locka, FL	55,000	Leased(5)

Office and Maintenance	Dallas, TX	80,000	Leased(6)

(1)	Our corporate headquarters is located at this facility.

(2)	This facility is subleased to us until April 2006 by our principal stockholder.

(3)	This facility has been closed until we develop customers for this facility, but has been partially subleased to an unaffiliated third party.

(4)	This facility was previously subleased to Kellstrom Aerospace, LLC. We have recently sold this facility. See Note 15 of Notes to Consolidated Financial Statements for particulars.

(5)	This facility is leased from a former director and executive officer and subleased to an unaffiliated third party.

(6)	This facility is subleased to us until October 2012 by our principal stockholder.

ITEM 3. LEGAL PROCEEDINGS.

Lawsuits and investigations

In 2002, we settled, without admitting liability or wrongdoing, a securities class action lawsuit arising from allegations regarding our reported financial results during periods prior to 2000. Additionally, the U.S. Securities and Exchange Commission initiated an inquiry, in the first quarter of 2000, into our accounting for certain transactions occurring prior to 2000. We are cooperating with the SEC in its inquiry. In 2002, we also settled a lawsuit relating to the closing of our Oscoda, Michigan airframe heavy maintenance facility. See Note 7 of Notes to Consolidated Financial Statements for the particulars of these settlements.

We are also involved in various other lawsuits and other contingencies arising out of operations in the normal course of business. In the opinion of management, the ultimate resolution of these claims and lawsuits will not have a material adverse effect upon our business, financial position or results of operations.

Environmental Issues

We are taking remedial action pursuant to Environmental Protection Agency and Florida Department of Environmental Protection (“FDEP”) regulations at TIMCO-Lake City. Ongoing testing is being performed and new information is being gathered to continually assess the impact upon us and the magnitude of required remediation efforts. Based upon the most recent cost estimates provided by environmental consultants, we believe that the total remaining testing, remediation and compliance costs for this facility will be approximately $810. During fiscal 2003, we secured an insurance policy that, in the future, will partially mitigate our environmental exposures for this facility and that will also provide the financial assurance required by the FDEP.

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

Accrued expenses in the accompanying December 31, 2003 and 2002 consolidated balance sheets include $810 and $1,474, respectively, relating to obligations to remediate the environmental matters described above. Future information and developments will require us to continually reassess the expected impact of the environmental matters discussed above. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. These uncertainties include the extent of required remediation based on future testing and evaluation and the varying costs and effectiveness of remediation methods. In the opinion of management, the ultimate resolution of these environmental exposures will not have a material adverse effect upon the financial condition or result of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On January 13, 2004, we held our 2003 Annual Stockholders meeting. Stockholders representing 28,994 shares of our outstanding common stock were present in person or by proxy at the meeting, constituting 91.6% of our outstanding common stock. At the meeting, all of our directors were reelected, our 2003 Stock Incentive Plan was approved, and the decision of our audit committee to retain KPMG LLP to audit our 2003 financial statements was ratified. The votes taken at the meeting were as follows:

     The vote with respect to our directors was as follows:

	For	Withheld
Roy T. Rimmer, Jr.	28,897	97
Jack J. Hersch	28,946	48
Philip B. Schwartz	28,893	100
Steven J. Gerard	28,947	46
Stephen E. Gorman	28,947	46

The vote for and against the approval of the Company’s 2003 Stock Incentive Plan was as follows:

For	Against	Abstain
21,656	204	33

The vote to ratify the appointment of our independent auditors for the 2003 fiscal year was as follows:

For	Against	Abstain
28,969	11	13

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Trading Market for our Common Stock

The following information relates to the trading of our common stock, par value $.001 per share. At December 31, 2003, we believe that there were approximately 4,300 beneficial holders of our common stock. The high and low last sales prices of our common stock (adjusted for the one-share-for-ten-shares reverse split which occurred on February 28, 2002) for each quarter during our two most recent fiscal years as well as for the first and second quarters to date of 2004, as reported by the OTC Bulletin Board are set forth below:

	HIGH	LOW
2002
First Quarter	$2.30	$0.83
Second Quarter	$2.15	$1.05
Third Quarter	$1.45	$0.75
Fourth Quarter	$0.80	$0.28
2003
First Quarter	$0.93	$0.30
Second Quarter	$0.48	$0.19
Third Quarter	$0.51	$0.31
Fourth Quarter	$0.82	$0.33
2004
First Quarter	$0.87	$0.60
Second Quarter (through April 12, 2004)	$0.80	$0.70

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

ITEM 6. SELECTED FINANCIAL DATA

The following table represents our selected consolidated financial information. The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and notes thereto and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which contains a description of the factors that materially affect the comparability, from period to period, of the information presented herein. Operating results from continuing operations reflect the results of operations from our MR&O and leasing operations, including the pre-acquisition operations for all periods presented of Whitehall Corporation (acquired in July 1998), Caribe Aviation (acquired in March 1998 and sold in May 2001), and Aerocell Structures (acquired in September 1997 and sold in July 2002). Discontinued operations includes the results of operations of our redistribution operations, new parts distribution operation and our manufacturing operations, all of which were sold in 2000.

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Operating revenues	$371,753	$338,077	$264,140	$181,973	$242,514
Cost of sales	307,944	353,331	259,647	179,705	226,331

Gross profit (loss)	63,809	(15,254)	4,493	2,268	16,183
Operating expenses	41,774	74,580	64,305	16,107	15,217

Income (loss) from operations	22,035	(89,834)	(59,812)	(13,839)	966
Interest expense and other	16,033	21,229	71,416	(12,892)	5,919

Income (loss) before income taxes and discontinued operations	6,002	(111,063)	(131,228)	(947)	(4,953)
Income tax expense (benefit)	3,004	4,810	621	(3,800)	(986)

Income (loss) from continuing operations before discontinued operations	2,998	(115,873)	(131,849)	2,853	(3,967)
Discontinued operations:
Operations, net of income taxes	(24,721)	(23,432)	—	4,169	3,706
Loss on disposal, net of income tax	—	(72,325)	(9,386)	—	—

Net (loss) income	$(21,723)	$(211,630)	$(141,235)	$7,022	$(261)

Basic Earnings (Loss) Per Share:
Income (loss) from continuing operations	$2.16	$(77.17)	$(87.81)	$0.11	$(0.13)
(Loss) income from discontinued operations	(17.78)	(63.77)	(6.25)	0.16	0.12

Net (loss) income	$(15.62)	$(140.94)	$(94.06)	$0.27	$(0.01)

Diluted Earnings (Loss) Per Share:
Income (loss) from continuing operations	$2.12	$(77.17)	$(87.81)	$0.01	$(0.13)
(Loss) income from discontinued operations	(17.74)	(63.77)	(6.25)	0.02	0.12

Net (loss) income	$(15.62)	$(140.94)	$(94.06)	$0.03	$(0.01)

	As of December, 31
	1999	2000	2001	2002	2003
	(In thousands)
BALANCE SHEET DATA:
Accounts receivable	$91,926	$67,558	$26,936	$17,762	$36,950
Inventories	90,145	53,115	41,544	21,631	25,724
Working (deficiency) capital	(72,846)	24,673	(62,747)	(10,177)	1,060
Total assets	710,875	300,611	179,285	131,026	152,891
Total debt and capitalized lease obligations	442,964	220,861	227,851	175,474	194,263
Stockholders’ equity (deficit)	218,522	6,892	(131,367)	(96,762)	(95,765)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are among the world’s largest providers of fully integrated aviation maintenance, repair and overhaul (MR&O) services for major commercial airlines, regional air carriers, aircraft leasing companies, government and military units and air cargo carriers. We currently operate four MR&O businesses: TIMCO, which, with its four active locations, is one of the largest independent providers of heavy aircraft maintenance services in the world; Aircraft Interior Design and Brice Manufacturing, which specialize in the refurbishment of aircraft interior components and the manufacture and sale of aftermarket parts and new aircraft seats; TIMCO Engineered Systems, which provides engineering services to both our MR&O operations and our customers; and TIMCO Engine Center, which refurbishes JT8D engines and performs on-wing repairs for both JT8D and CFM-56 series engine.

On April 8, 2004, we completed the refinancing of all of our outstanding senior credit facilities:

•	We obtained a new a $35,000 senior secured revolving line of credit and a $6,400 senior secured term loan from a group of financial institutions led by CIT Group; and

•	We obtained an $8,000 senior secured term loan from Hilco Capital, LP.

The proceeds of these new facilities were primarily used to repay amounts outstanding under our previous revolving credit and term loan facilities. Additional borrowings available under the revolving credit portion of these new facilities will be used for working capital. As of April 8, 2004, we had availability under our new revolving credit facility of $10,371. See Notes 5 and 15 of Notes to Consolidated Financial Statements and “Liquidity and Capital Resources-Senior Credit Facilities” below for information regarding the new credit facilities and the credit facilities that they replaced.

Additionally, we have refinanced all of the previously outstanding debt due to our principal stockholder with a new $14,412 term loan. See Notes 5 and 15 of Notes to Consolidated Financial Statements and “Liquidity and Capital Resources-Related Party Term Loan” for information regarding this loan.

Finally, we have recently sold our office and warehouse facility located in Miramar, Florida for a gross purchase price of $26,000. We used a portion of the proceeds from the sale to repay the $23,824 outstanding principal balance of our TROL financing arrangement and we used the balance of the proceeds, net of transaction expenses, to repay amounts outstanding under our previous term loan facility. See Notes 5 and 15 of Notes to Consolidated Financial Statements for a complete description of the TROL financing arrangements.

With the completion of these transactions, we have completed a full restructuring of our credit facilities that establishes a more conventional senior credit financial structure and eliminates much of the legacy financing issues that have plagued our business during the last few years. We believe that these new credit facilities provide us with sufficient working capital to operate our business in its current configuration, including internal growth. However, we anticipate that in the future we will need to obtain additional capital if we decide to make acquisitions or to meet other capital intensive requirements. No agreements have been reached at this date with respect to any acquisitions. There can be no assurance that funds will be available when and if they are required.

For the year ended December 31, 2003, we incurred losses from continuing operations of $3,967. We also had a net stockholders’ deficit as of December 31, 2003, and continued to require additional cash flow above amounts currently being provided from operations to meet our working capital requirements. Additionally, as a result of operating activities, we were not in compliance at certain times during 2001, 2002, and during the quarter ended March 31, 2003 with debt covenant requirements under our previous revolving credit and term loan facilities and our TROL financing arrangement. We, however, obtained a waiver of non-compliance with all financial covenants and thereby cured these covenant violations.

Our ability to service our debt and note obligations, as they come due, including maintaining compliance with the covenants and provisions under the our debt instruments, is and will be dependent upon our future financial and operating performance. This performance, in turn, is subject to various factors, including certain factors beyond our control, such as changes in conditions affecting the airline industry and changes in the overall economy. Additionally, our customer base has been adversely impacted in the past by various factors, such as the state of the general economy, fluctuations in the price of jet fuel, a significant decline, from calendar year 2000, in passenger airline travel, the currently on-going war on terrorism, the war in Iraq, the outbreak of the SARS virus in Asia, and a competitive price reduction in airfare prices. These and other factors may adversely affect our customers in the future.

Cash flow from operations service payments due on our debt and note obligations, thereby reducing funds available for other purposes. Even if we are able to meet our debt service and other obligations when due, we may not be able to comply with the covenants and other provisions under our debt and note obligations. A failure to comply, unless waived by the lenders and noteholders, would be an event of default and would permit the lenders and noteholders to accelerate the maturity of these debt and note obligations. It would also permit them to terminate their commitments to extend credit under their financing agreements. If we were unable to repay the debt to the lenders or obligations to the noteholders, or otherwise obtain a waiver, the lenders and holders could proceed against the collateral securing the financing obligations and notes, and exercise all other rights available to them. While we expect to be in a position to continue to meet our obligations in future periods, there can be no assurance we will be able to do so.

Results of Operations

Operating revenues consist primarily of service revenues and sales of materials consumed while providing services, net of allowances for any reworks, discounts, or returns. Cost of sales consists primarily of labor, materials, overhead, and freight charges.

Our operating results have fluctuated in the past and may fluctuate significantly in the future. Many factors affect our operating results, including:

•	the timing of repair orders and payments from large customers,

•	the state of the economy generally, the state of the airline industry generally, and the financial condition of our airline customers specifically,

•	competition from other third-party MR&O service providers,

•	the number of airline customers seeking repair services at any time,

•	the impact of fixed pricing on gross margins and our ability to accurately project our costs in a dynamic environment,

•	our ability to fully utilize our hangar space dedicated to maintenance and repair services,

•	the volume and timing for 727 cargo conversions and the impact during future periods on airline use of out-of-production aircraft (such as 727, DC 8, DC 9 and DC 10) and JT8D engines as a result of increased fuel costs and other factors,

•	our ability to retain the services of our executive officers

•	our ability to attract and retain a sufficient number of mechanics to perform the maintenance, overhaul and repair services requested by our customers, and

•	the timeliness of customer aircraft arriving for scheduled maintenance.

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

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

The following tables set forth certain information relating to our operations for the periods indicated:

	Year Ended December 31,
	2003		2002
	$	%	$	%
		(In thousands)
Operating revenues:
Sales	$242,425	100.0%	$181,760	99.9%
Other	89	0.0%	213	0.1%

Total operating revenues	242,514	100.0%	181,973	100.0%
Cost of sales	226,331	93.3%	179,705	98.8%

Gross profit	16,183	6.7%	2,268	1.2%
Operating expenses	15,217	6.3%	16,107	8.9%

Income (loss) from operations	966	0.4%	(13,839)	(7.6%)
Interest expense	9,730	4.0%	14,174	7.8%
Charge for settlement of class action litigation	—	—	4,410	2.4%
Gain resulting from debt extinguishment	—	—	(27,279)	15.0%
Other income	(3,811)	1.6%	(4,197)	2.3%

Loss before income taxes and discontinued operations	(4,953)	(2.0%)	(947)	(0.5%)
Income tax benefit	(986)	0.4%	(3,800)	(2.1%)

(Loss) income from continuing operations before discontinued operations	(3,967)	(1.6%)	2,853	1.6%
Discontinued operations, net of income taxes	3,706	1.5%	4,169	2.3%

Net (loss) income	$(261)	(0.1%)	$7,022	3.9%

Operating revenue for the year ended December 31, 2003 increased $60,541 or 33.3% to $242,514, from $181,973 for the same period in 2002. Operating revenue for the 2002 fiscal year included $3,892 in revenues from the operation of Aerocell, which was sold in July 2002. Operating revenue for the 2003 fiscal year included $34,543 in combined revenues from the operations of two facilities (Brice Manufacturing acquired in October 2002 and the Goodyear, Arizona facility subleased from our principal stockholder in April 2003) that were not in operation during most of the 2002 fiscal year. Without the revenue from these facilities, comparative 2002 revenues would have been $176,208 (excluding the revenues for Aerocell and approximately $1,873 of revenues for Brice Manufacturing for the period from October 2002 through December 2002) and comparative 2003 revenues would have been $207,971 (we are providing this information in order to allow comparison of the revenues derived from facilities open in both the 2002 and 2003 fiscal years).

The increase in revenues for the year ended December 31, 2003 compared to the revenues for the year ended December 31, 2002 can primarily be attributed to additional revenues in our aircraft heavy maintenance operations (described below), in our engine center operation due to a strategic relationship that was entered into during the second quarter of 2003 with one of our vendors (see Note 7 of Notes to Consolidated Financial Statements), in our Goodyear, Arizona facility (which serviced its first aircraft in May 2003), and in our Brice operation, which was acquired in October 2002, somewhat offset by the loss of sales volume from our Aerocell operation, which was sold in July 2002.

Revenues for the 2003 fiscal year were favorably impacted by a significant influx of airframe heavy maintenance work to our MR&O operations. Adverse market conditions, which resulted in severe financial problems for several of our customers (including our largest customer for fiscal years 2003, 2002, and 2001), resulted in delays of maintenance service work by several of our significant customers and adversely impacted our results of operations, particularly for the second half of 2002 and for the first six months of 2003. Many of these delayed maintenance programs, however, were inducted for service during the third quarter of 2003. The impact on revenues for the second half of 2003 was an increase in revenues for our MR&O facilities, including Goodyear, over the prior year final six month period of 2002 of approximately $50,025. This increase within our MR&O facilities, coupled with the increased revenues for our engine center operation, resulted in a $56,190 improvement in revenues in the second half of 2003 over the prior year final six month period of 2002.

While significantly improved over revenues for the year ended December 31, 2002, our revenues for the year ended December 31, 2003 continued to be unfavorably impacted by numerous general economic conditions, several of which continue to impact us in 2004. These include a reduction in market opportunities due to unfavorable financial conditions, which have caused many of our customers to delay maintenance or park older aircraft maintained by us due to fluctuations in fuel prices and reduced passenger levels. Our revenue also continued to be adversely impacted during 2003 by increased price competition and downward pricing pressures from airline customers. These factors forced us during fiscal 2002 and 2003 to reduce pricing and take fixed priced work at lower rates, which adversely impacted revenues and gross margins. Additionally, instability in the Middle East, the currently on-going war on terrorism, the war in Iraq, and the outbreak of the SARS virus in Asia, have unfavorably impacted airline passenger levels during fiscal 2003, which has equated to further delays of maintenance service by some of our customers. Finally, future changes in customer maintenance schedules, similar to those described above, have impacted us in the past and are likely to impact us in the future.

Gross profit increased to $16,183 for the year ended December 31, 2003 compared with a gross profit of $2,268 for the year ended December 31, 2002. The improvement of the gross margin results for the year ended December 31, 2003 compared to the year ended December 31, 2002 was spurred by the receipt of long-term repetitive customer maintenance programs (referred to in the industry as “nose-to-tail lines”, where greater efficiencies are generally achieved), particularly during the later half of 2003. The first six months of 2002 were also favorably impacted by a higher proportion of nose-to-tail lines. However, during the last half of 2002 and the first six months of 2003, because we did not have significant nose-to-tail lines during these periods, we were forced to take a higher proportion of single-visit customers (which results in a deterioration of gross margin results do to lower productivity). At the end of the second quarter and throughout the final six months of 2003, however, the increase in nose-to-tail maintenance programs resulted in a significant improvement to gross margins for the year ended December 31, 2003. The gross margin results for this increased work was adversely impacted, in part, by training costs associated with bringing on these programs and general ramp up costs, particularly at our Goodyear facility. In addition to these maintenance programs, an overall increase in sales levels, particularly for our engine center operation, resulted in an improved gross margin. Also, during the third quarter of 2003 we settled various disputes relating to one of our leased facilities. As part of this settlement, we were partially alleviated from paying disputed utility charges. These charges, which were fully accrued, resulted in a benefit of $463. This benefit is reflected as a reduction to cost of sales for the year ended December 31, 2003. Finally, as noted below, the 2002 fiscal year was unfavorably impacted by an increase in inventory write-downs of $8,334. Gross profit as a percentage of revenues increased to 6.7% for the year ended December 31, 2003, from 1.2% for the year ended December 31, 2002.

Gross profit levels are impacted by the fact that many of the costs of operating our facilities are relatively fixed and therefore revenues above a break-even level have a more than proportional favorable impact on gross margins. Further, gross margins during any particular period are dependent upon the number and type of aircraft serviced, the contract terms under which services are performed and the efficiencies that can be obtained in the performance of such services. Significant changes in any one of these factors could have a material impact on the amount and percentage of gross profits. Additionally, gross profit could be impacted in the future by considerations as to the value of our inventory. While we believe that we have appropriately valued our inventory at the lower of cost or market value, additional allowances may be required in the future, depending on the market for aircraft parts and the fleet types of the parts in our inventory compared to the types of aircraft for which we are performing maintenance procedures. Due to the then current market conditions for our aircraft parts, during the 2002 fiscal year, we increased the valuation allowances for our inventory by $8,334. During 2003, we continued to evaluate all market and industry exposures in connection with our adjustments to inventory valuations. Based on these current evaluations, we recorded an inventory charge of $265 for the year ended December 31, 2003. While a minimal inventory adjustment was required during the 2003 fiscal year, we cannot assure you that additional, more significant adjustments to inventory values will not be required in future periods.

Operating expenses decreased $890 or 5.5% to $15,217 for the year ended December 31, 2003, compared with $16,107 for the year ended December 31, 2002. Operating expenses as a percentage of revenues were 6.3% for the year ended December 31, 2003 compared to 8.9% for the year ended December 31, 2002. For the most part, reductions in operating expenses achieved through the sale of Aerocell in July 2002 and from economies of scale due to increased revenues were offset by operating expenses recognized in the operation of Brice Manufacturing Company, that was acquired in October 2002, and expenses incurred in the start-up and conducting of operations at the Goodyear facility.

In addition to the fluctuations in operating expenses that were the result of changes, year-over-year, in our operating units, we recognized several offsets to operating expenses for the twelve month period ended December 31, 2003. As a result of revised environmental estimates from our environmental consultants for our Lake City facility, we were able to reverse $400 of our environmental accrual. Also, during 2003, we resolved a long standing customer dispute and collected $925 of accounts receivable that was previously fully reserved. As well, during the twelve month period ended December 31, 2003, we terminated a lease agreement with a third party for an abandoned facility in

Burnsville, Minnesota. As a result of this lease termination, we eliminated a $300 accrual previously established for our operating lease commitment. Additionally, we eliminated a $300 environmental accrual that had been established for property sold in a prior year, as it was determined in 2003 that we no longer had any environmental exposures for this property. Also, during the 2003 fiscal year, we entered into an operating agreement with a third party vendor. As a result of this agreement and modifications made to an accounts receivable balance due from this vendor within the operating agreement, we eliminated the need for a reserve of $300 against this receivable balance. In addition, during fiscal 2003 we were able to extend a sublease agreement with a third party for a facility that we currently lease in Opa Locka, Florida. As a result of this sublease extension, we eliminated a $300 accrual previously established for the shortfall in the operating lease commitment and the amount of the original sublease income. Finally, as a result of a revised estimate of retrospective premiums for workers’ compensation insurance, we reduced our accrual for workers’ compensation by $400 during fiscal 2003. All of these offsets are reflected as reductions in operating expenses for the year ended December 31, 2003.

Operating expenses for the year ended December 31, 2002, however, were unfavorably impacted by a $1,150 settlement charge with former Oscoda, Michigan employees. This settlement was the result of a suit against us for alleged violations of the Worker Adjustment and Retraining Notification Act (see Note 7 to Notes to Consolidated Financial Statements and Item 3. “Legal Proceedings”). Additionally, during the twelve month period ended December 31, 2002, we recorded accounts receivable valuation allowances of approximately $1,300 for customers with identified credit exposures, including our largest customer.

As a result of these factors, income from operations was $966 for the year ended December 31, 2003, compared to a loss from operations of $13,839 for the year ended December 31, 2002.

Interest expense (excluding amortization of deferred financing fees) for the year ended December 31, 2003 decreased by $1,784 or 20.6% to $6,863, from $8,647 for the year ended December 31, 2002. The decrease for the 2003 fiscal year as compared to the 2002 fiscal year is primarily attributable to completion of the Note Exchange and Rights Offering which eliminated interest expense on $149,000 of notes since the end of February 2002 (see Note 10 of the Notes to the Consolidated Financial Statements for an explanation as to why interest is not recorded on the New Notes), on average a lower outstanding debt balance as a result of selling Aerocell and using a substantial portion of the proceeds to reduce our debt, completion of our July 2002 senior debt restructuring and slightly lower interest rates from period to period. This reduction was partially offset by non-cash interest expense (since the note is a PIK instrument) of $764 on our $8,250 related party loan with our majority stockholder (which was substantially funded by July 3, 2003) and by the accretion of our Junior Notes to their redemption value. This accretion, which approximated $450 for 2003 as compared to $113 for 2002, is a non-cash item (since the note is a PIK instrument), and is included as a component of interest expense within the accompanying consolidated results of operations.

Amortization of deferred financing costs was $2,867 for the twelve months ended December 31, 2003 compared to $5,527 for the twelve months ended December 31, 2002. The decrease for the 2003 fiscal year as compared to the 2002 fiscal year is primarily attributable to the completion of amortization of deferred financing costs associated with a previous senior credit facility, which was refinanced in July 2002. Additionally, deferred financing fees related to the July 2002 credit facility were significantly less then those of the previous credit facility. Amortization of deferred financing fees incurred in conjunction with our May 14, 2003 amendment to our July 2002 credit facility and TROL financing arrangement, in addition to deferred financing fees incurred in conjunction with the warrant that was extended to our majority stockholder in conjunction with securing our related party term loan, partially offset the reduced fees from our senior debt refinancing. The warrant valuation, as determined by an independent business valuation specialist through a fair market value assessment of the Company, was recorded at $1,258 as of May 14, 2003 and is being amortized over the term of the related party term loan.

During 2002, we recorded a charge related to an agreement to settle a then-outstanding class action securities lawsuit. The ultimate charge recognized in fiscal 2002 related to this settlement, adjusted for gains that resulted through revaluations of the securities to be issued in this settlement up through the effective date of September 20, 2002, totaled $4,410. See Note 7 of Notes to Consolidated Financial Statements.

During 2002, we recognized a $27,279 extraordinary gain relating to the note exchange. See Note 10 of Notes to Consolidated Financial Statements. On January 1, 2003, we adopted SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. As a result of adoption of SFAS No. 145, we have reclassified the $27,279 gain on debt extinguishment to be included within continuing operations.

Other income – net was $3,811 for the twelve month period ended December 31, 2003 compared with $4,197 for the same period in 2002. Other income – net for fiscal 2003 was primarily comprised of rent from the Company’s Miramar facility (approximately $2,750) and a gain on the settlement of outstanding purchase price adjustments and other obligations and funds held in escrow related to the sale of Aerocell (approximately $570). See Note 3 of the Notes to the Consolidated Financial Statements. Other income — net for fiscal 2002 was primarily comprised of rent from the Company’s Miramar facility ($2,350), a portion of the gain on the global settlement with Kellstrom (approximately $700), and the gain on sale of the Aerocell operations (approximately $300). The Miramar facility was sold in March 2004 and the sublease between us and Kellstrom was assigned to the buyer as part of the sale. See discussion below and in Note 15 of Notes to Consolidated Financial Statements. As a result, the rental income reported in 2003 and 2002 and included in other income — net for these periods will not continue in future periods.

As a result of the above factors, our loss before income taxes and discontinued operations for the year ended December 31, 2003 was $4,953, compared to our loss before income taxes and discontinued operations of $947 for the year ended December 31, 2002. Without the $27,279 gain on debt extinguishment relating to the note exchange (which as a result of adopting SFAS No. 145 we have reclassified to be included within continuing operations), comparative 2002 twelve month loss before income taxes and discontinued operations would have been $28,226 (we believe that comparison of our twelve month loss before income taxes and discontinued operations of 2003 to the comparable period of 2002 loss before income taxes and discontinued operations without the effect of the above-described gain on extinguishment of debt provides a useful measure for investors to compare our period-to-period results of operations).

During 2003, we recognized a net $789 income tax benefit as a result of the Internal Revenue Service (“IRS”) completing audits of our 1996, 1997, 1998 and 1999 federal income tax returns. Based on the findings in the IRS agent’s report, we eliminated a $1,000 accrual for tax exposure matters and established an income tax receivable for $177. This benefit was partially offset by a $388 provision for state income taxes. Additionally, during fiscal 2003, we recognized an income tax benefit of $197 for the receipt of miscellaneous federal and state carryback refunds. The aggregate income tax benefit of these events is $986.

We recorded a $3,800 tax benefit during fiscal 2002 as a result of the passage of legislation which permits businesses to carry net operating losses back to offset taxable income from the previous five years (compared to two years under prior law). Prior to the passage of this legislation, these net operating losses were fully reserved due to the uncertainty that we would generate taxable income in the near future sufficient to benefit from these net operating losses.

As of December 31, 2003, we had net operating loss carryforwards of $49,233. These net operation loss carryforwards include a limitation on net operating losses that can be carried forward subsequent to our capital and equity restructuring (completed in February 2002), net operating losses generated during a portion of 2002 (from March 1, 2002 through December 31, 2002) and generated for the full year of 2003. As of December 31, 2003, we have established a valuation allowance for the full balance of these net operating loss carryforwards due to the uncertainty that we will be able to utilize these net operating loss carryforwards in future periods. See Note 8 of Notes to Consolidated Financial Statements.

For the reasons set forth above, loss from continuing operations for the twelve months ended December 31, 2003 was $3,967, or $0.13 per basic share and diluted share, compared to income of $2,853, or $0.11 per basic share and $0.01 per diluted share, for the twelve months ended December 31, 2002.

Income from discontinued operations for the year ended December 31, 2003 was $3,706, or $0.12 per basic share and per diluted share, compared to income of $4,169, or $0.16 per basic share and $0.02 per diluted share for the year ended December 31, 2002. Income from discontinued operations for the 2003 fiscal year includes approximately $2,770 resulting from the elimination and settlement of obligations relating to our redistribution operations and new parts bearings operations, and changes in estimates of accruals for remaining exposures based on our continuous evaluation of such exposures, and a gain on the sale of our Covington facility of approximately $410. Additionally, income from discontinued operations for 2003 and 2002 contains collections on receivables retained from the sale of our redistribution operations that had been fully reserved and the sale of residual inventory that remains from the sale of our redistribution operation and new parts bearings operation. Also, income from discontinued operations for the year ended December 31, 2002 includes a portion ($900) of the gain on the Kellstrom settlement and the lease of equipment to Kellstrom for a portion of the year ($540).

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

The following tables set forth certain information relating to our operations for the periods indicated:

	2002		2001
	$	%	$	%
		(In thousands)
Operating revenues:
Sales, net	$181,760	99.9%	$262,303	99.3%
Other	213	0.1%	1,837	0.7%

Total operating revenues	181,973	100.0%	264,140	100.0%
Cost of sales	179,705	98.8%	259,647	98.3%

Gross profit	2,268	1.2%	4,493	1.7%
Operating expenses	16,107	8.9%	64,305	24.3%

Loss from operations	(13,839)	(7.6%)	(59,812)	(22.6%)
Interest expense	14,174	7.8%	25,778	9.8%
Charge for settlement of class action litigation	4,410	2.4%	—	—
Gain resulting from debt extinguishment	(27,279)	15.0%	—	—
Other (income) expense	(4,197)	2.3%	45,638	17.3%

Loss before income taxes and discontinued operations	(947)	(0.5%)	(131,228)	(49.7%)
Income tax (benefit) expense	(3,800)	(2.1%)	621	0.2%

Income (loss) from continuing operations	2,853	1.6%	(131,849)	(49.9%)
Discontinued operations, net of income taxes	4,169	2.3%	(9,386)	(3.6%)

Net income (loss)	$7,022	3.9%	$(141,235)	(53.5%)

Operating revenue for the year ended December 31, 2002 decreased $82,167 or 31.1% to $181,973, from $264,140 for the year ended December 31, 2001. Operating revenue for the year ended December 31, 2001 included $34,702 from facilities and operations that were closed or sold during 2001. Additionally, revenues from the operations of Aerocell Structures of $3,892 in fiscal 2002 (business sold August 1, 2002) and $16,609 in fiscal 2001 are included within operating revenues. Operating revenues for the 2002 fiscal year were favorably impacted by revenues from our Brice Manufacturing operation, which was acquired in October 2002. The level of revenues from October 2002 to December 2002 approximated $1,873. Excluding the revenue from these facilities and operations, comparative fiscal 2002 and 2001 revenues would have been $176,208 and $212,829, respectively (we are providing this information in order to allow comparison between the revenues derived from facilities open in both fiscal 2002 and fiscal 2001).

The decrease in revenue is primarily attributable to decreased revenue from our heavy airframe maintenance operations. This decrease was generally caused by a reduction in market opportunities due to adverse market conditions, which have caused many of our customers to delay maintenance on their aircraft or park older aircraft maintained by us due to rising fuel prices, reduced passenger levels, and general economic conditions. Our revenue was also adversely impacted during 2002 by increased price competition and downward pricing pressures from airline customers, and, during 2001, by increased competition in the airframe heavy maintenance business. These factors forced us during fiscal 2001 and 2002 to reduce pricing and take fixed priced work at lower rates, which adversely impacted revenues and gross margins. Further, during this period, several of our customers, including our largest customer for 2001 and 2002, experienced severe adverse financial problems of their own, and in some cases substantially delayed their on-going maintenance due to their situation, which further adversely impacted our operating results for the period. In addition, revenue decreased due to the sale of our Aerocell flight surface maintenance operation at the end of July 2002, the sale of our Caribe MR&O operation in the second quarter of 2001, the consolidation of our Winston Salem, North Carolina heavy airframe maintenance facility into our Greensboro, North Carolina operations and the closure of our Oscoda airframe heavy maintenance MR&O operation. Finally, 2001 revenues included revenues from sales of leased assets from our leasing portfolio. All such leases have now expired and all leased assets have been sold.

Gross profit decreased to $2,268 for the year ended December 31, 2002, compared with a gross profit of $4,493 for the year ended December 31, 2001. This deterioration is due primarily to inventory valuation charges recorded during the second and fourth quarter of 2002 (see discussion below). These charges completely offset operating efficiencies, resulting in a higher revenue realization per labor hour, and cost reductions achieved through consolidation of operations. Additionally, company-wide salary and benefit reductions implemented in 2001 have favorably impacted our gross margin in 2002. Gross profit results for the second half of 2002, as compared to the first half of 2002, have been unfavorably impacted by the completion of significant, long-duration maintenance work for specific aircraft types, the receipt of new one-off aircraft types, and delayed customer maintenance. While the receipt of one-off aircraft types present significant opportunities to TIMCO, the short-term impact is a lower revenue realization per labor hour. Our fiscal 2001 and fiscal 2002 cost of sales were also impacted by the reduction in revenue described above relative to our primarily fixed cost structure and the impact of price competition and fixed pricing on all of our heavy airframe maintenance operations. Gross profit as a percentage of revenues decreased to 1.2% for the year ended December 31, 2002, from 1.7% for the year ended December 31, 2001.

Our gross profit levels in 2001 and 2002 were impacted by the factors described above. Additionally, during 2002 we substantially increased our valuation allowance against our current inventory. As a result of market conditions in the aircraft parts market, during the second quarter ended June 30, 2002, we recognized inventory write-downs of $1,600. In addition, as a result of the general economy, the current state of the airline industry, the economic condition of a number of our significant airline customers (including our largest customer, which is currently in a Chapter 11 bankruptcy proceeding) and the current on-going war in the Middle East, as well as exposures generated through actions of our customer base as related to aircraft fleet type and our inventory as related to these aircraft fleets, during the fourth quarter ended December 31, 2002, we elected to recognize additional inventory write-downs of $6,734.

Operating expenses decreased $48,198 or 75.0% to $16,107 for the year ended December 31, 2002, compared with $64,305 for the year ended December 31, 2001. Operating expenses as a percentage of revenues were 8.9% for the year ended December 31, 2002, compared to 24.3% for the year ended December 31, 2001. Included in operating expenses for the year ended December 31, 2001 are an aggregate of $25,000 in non-cash adjustments to the carrying value of certain of our long-lived assets, including the write-off of goodwill and certain fixed assets associated with the closure of the Oscoda, Michigan heavy airframe maintenance facility and an impairment relating to the Oscoda, Michigan engine overhaul operation, Winston-Salem heavy airframe facility, and an allowance for a receivable from an airframe customer that was experiencing significant financial difficulties. These costs were partially offset by a reduction in operating expenses resulting from the closure of two heavy airframe maintenance facilities during 2001 and the savings associated with the consolidation of the operations of Aircraft Interior Design. The remaining reduction in operating expenses from prior year is mainly due to the lower sales volumes noted above, the closing of our Miramar headquarters and moving those offices to our Greensboro location, the sale of Caribe and Aerocell, the salary and benefit reductions noted above, and a year-over-year headcount reduction (including Aerocell) of approximately 300 employees. These reduction have been partially offset by operating expenses of $440 for Brice Manufacturing, which was acquired in October 2002, $1,150 settlement charges with former Oscoda, Michigan employees (see Item 3. “Legal Proceedings”), and the recording in 2002 of accounts receivable valuation allowances of approximately $1,300 for customers with identified credit exposures, including our largest customer.

As a result of these factors, our loss from operations was $13,839 for the year ended December 31, 2002, compared to a loss from operations of $59,812 for the year ended December 31, 2001.

Interest expense (excluding amortization of deferred financing fees) for the twelve months ended December 31, 2002 decreased by $11,256 million or 56.3% to $8,647, from $19,903 million for the twelve months ended December 31, 2001. The decrease is primarily attributable to completion of the note exchange and rights offering which eliminated interest expense on $149,000 of notes since the end of February 2002 (see Note 10 of the Notes to the Consolidated Financial Statements for an explanation as to why interest is not recorded on the New Notes), lower outstanding debt balances as a result of selling Aerocell and Caribe and using a portion of these proceeds to pay debt obligations, completion of the restructuring and slightly lower interest rates from period to period. These reductions have been partially offset by the accretion of our Junior Notes, which will mature in January 2007, to their redemption value. This accretion, which approximated $113 for 2002 and is a non-cash item (since the note is a PIK instrument), is included as a component of interest expense.

Amortization of deferred financing costs, which is included within interest expense, was $5,527 for the year ended December 31, 2002, compared to $5,875 for fiscal 2001.

We recorded a charge of $8,000 during the first quarter of 2002 related to an agreement to settle our outstanding class action securities litigation. For the period ended June 30, 2002, since the settlement had not yet become final, the securities to be issued in this settlement were revalued, resulting in a gain which we recorded of $1,875. For the quarter ended September 30, 2002, based on the settlement becoming final September 20, 2002, we again revalued the securities to be issued in this settlement and recorded a gain of $1,715. As a result of this settlement becoming final, this gain establishes the final valuation of the securities to be issued, and, accordingly, we have recorded charges of $4,410 for the 2002 fiscal year relating to the settlement. See Note 7 of Notes to Consolidated Financial Statements.

During the first quarter of 2002, we recognized a $27,279, extraordinary gain relating to the note exchange. On January 1, 2003, we adopted SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. As a result of adoption of SFAS No. 145, we have reclassified the $27,279 gain on debt extinguishment to be included within continuing operations.

During 2001, we recorded a charge of $37,900 to write-off the notes receivable due from KAV. There was no comparable charge in 2002. See Note 3 of Notes to Consolidated Financial Statements for a description of our 2002 global settlement of outstanding matters with Kellstrom.

Other income — net was $4,197 for the year ended December 31, 2002. Other income — net for fiscal 2002 is mainly comprised of rent of the Company’s Miramar facility located in Miami, Florida (approximately $2,350), a portion of the gain on the global settlement with Kellstrom (approximately $700), and the gain on sale of the Aerocell operations (approximately $300). Other expense - net was $45,638 for the year ended December 31, 2001. Other expense — net for fiscal 2001 included a gain on the sale of the Caribe operations and income on a lease deposit totaling approximately $7,900 offset by equity method losses of affiliates of approximately $6,600, a charge to fully reserve the notes receivable due from KAV in the amount of $37,900 (as discussed above), and a charge of approximately $9,000 relating to our purchase obligation on the property securing our TROL financing in which the obligation price exceeded the fair market value of the property. Included within the loss from affiliates is a charge of approximately $6,300 to fully reserve our investment in a limited liability corporation that was established to convert certain Boeing 727 aircraft from passenger configuration to cargo configuration.

As a result of the above factors, our loss from continuing operations before income taxes and discontinued operations for the twelve months ended December 31, 2002 was $947, compared to $131,228 for the twelve months ended December 31, 2001.

We recorded a $3,800 tax benefit during the first quarter of 2002 as a result of the passage of legislation which permits businesses to carry net operating losses back to offset taxable income from the previous five years (compared to two years under prior law). Prior to the passage of this legislation, we had established valuation allowances for these deferred tax assets due to the uncertainty that we would generate taxable income in the foreseeable future sufficient to benefit from these net operating losses.

As of December 31, 2002, we had net operating loss carryforwards of $33,049. These net operating loss carryforwards include a limitation on net operating losses that can be carried forward subsequent to our capital and equity restructuring (completed in February 2002) and net operating losses generated during the current year. As of December 31, 2002, we have established a valuation allowance for the full balance of these net operating loss carryforwards due to the uncertainty that we would generate sufficient taxable income to utilize these net operating loss carryforwards in future periods. See Note 8 of Notes to Consolidated Financial Statements.

For the reasons set forth above, our income from continuing operations for the year ended December 31, 2002 was $2,853, or $0.11 per basic share and $0.01 per diluted share, compared to a loss of $131,849, or $87.81 per basic share and diluted share, for the year ended December 31, 2001.

Income from discontinued operations for the twelve month period ended December 31, 2002 was $4,169 or $0.16 per basic share and $0.02 per diluted share, compared to a loss of $9,386, or $6.25 per basic share and diluted share for the twelve month period ended December 31, 2001. Income from discontinued operations for the year ended December 31, 2002 is primarily comprised of collections on receivables retained from the sale of our redistribution operations that had been written-off in 2001 (approximately $1,100), lease of equipment to Kellstrom for a portion of the year (approximately $540), and a portion of the gain on the Kellstrom settlement (approximately $900). The 2001 fiscal year included approximately $7,700 of charges to assets whose realization was adversely impacted by the operations of KAV and the financial condition of Kellstrom.

Liquidity and capital resources

Liquidity

Below is a table setting forth our contractual payment obligations and other commercial commitments as of December 31, 2003, but adjusted for the refinancing of our senior credit facility, our senior term loans, and our related party term loan all performed in April 2004, which have been aggregated in order to facilitate an understanding of our liquidity:

Contractual		Less than			Payments due by period
Obligations	Total	One Year	1-3 years		4-5 years	After 5 years
Revolving Credit Facility	$14,705	$14,705	$—		$—	$—
Long-Term Debt	151,860	291	118,128	(a)	33,441 (a)	—
Capital Leases	27,698	1,510 (b)	22,838	(b)	336	3,014
Operating Leases	42,804	4,636	8,785		7,141	22,242

Total contractual cash
obligations	$237,067	$21,142	$149,751		$40,918	$25,256

Other		Less than	Payments due by period
Commercial	Total	One Year	1-3 years	4-5 years	After 5 years
Commitments
Purchase Commitments	$1,700	$1,200	$500	$—	$—
Letters of Credit	9,155	9,155	—	—	—

Total Other Commercial Commitments	$10,855	$10,355	$500	$—	$—

(a)	Included within these amounts are $115,800 of our New Senior Subordinated Notes and $3,063 of our Junior Subordinated Notes. If not redeemed or repurchased by the Company prior to the maturity dates of these obligations, these notes automatically convert to 270,276 shares and 9,320 shares, respectively, of our authorized but unissued common stock.

(b)	Includes $23,824 of obligations under our TROL financing arrangement that was repaid in full on March 31, 2004. See Note 15 of Notes to Consolidated Financial Statements.

We are also committed under employment agreements with most of our executive officers and several of our key employees.

We believe that we will meet our working capital requirements during 2004 from funds available under our recently established revolving credit facility with the CIT Group and from our operations. We may also sell individual assets or our equity securities, or borrow additional funds, to the extent required and available. While we expect that required financing will be available to meet our working capital requirements, there can be no assurance of this fact.

Cash

Net cash used in our continuing operating activities during the fiscal year ended December 31, 2003 was $13,728, compared to net cash provided by continuing operating activities during 2002 of $6,600. Cash used in operating activities for the 2003 fiscal year was primarily the result of operations, adjusted for non-cash charges, of approximately $4,600 and increases in accounts receivable, inventories and other current assets of $18,350, $4,358 and $1,397, respectively, partially offset by increases in trade payables of $6,881 and customer deposits of $1,026. The increases in accounts receivable and inventory provided additional borrowing base for our revolving credit facility which, as noted below, funded this use of cash.

Cash used in investing activities during the fiscal year ended December 31, 2003 was $2,304, compared to cash provided by investing activities during the fiscal year ended December 31, 2002 of $6,477. The cash used in investing activities for 2003 was for the purchase of fixed assets. Cash provided by financing activities for the year ended December 31, 2003 was $17,345, compared to cash used in financing activities for the year ended December 31, 2002 of $15,999. Cash provided by financing activities for 2003 was primarily comprised of net borrowings under the Amended Credit Facility of $12,526 and proceeds from our related party term loan of $6,950, partially offset by payments on capital leases and payments for deferred financing fees. Cash of $49 was used in our discontinued operations for the year ended December 31, 2003, compared to $3,261 of cash provided by our discontinued operations for the year ended December 31, 2002.

Senior Credit Facilities

On April 8, 2004, we closed on a refinancing of our senior credit facilities. First, we entered into an agreement with the CIT Group in which we obtained a $35,000 senior secured revolving line of credit (the “CIT Group Revolving Line of Credit”) and a $6,400 senior secured term loan (the “CIT Group Term Loan”, and collectively with the CIT Group Revolving Line of Credit, the “CIT Group Credit Facility”). We used the proceeds from the CIT Group Credit Facility to repay all amounts outstanding under our previously outstanding revolving credit facility, to repay the warrant repurchase obligation due to a previous lender (as described below and in Note 7 to Notes to Consolidated Financial Statements) and for working capital.

The CIT Group Revolving Line of Credit is due December 31, 2007 and bears interest, at our option, at (a) Prime plus an advance rate ranging from 0.00% to 0.75% with the advance rate contingent on our leverage ratio, or (b) LIBOR plus an advance rate ranging from 2.50% to 4.00% with the advance rate contingent on our leverage ratio. The CIT Group Term Loan is due in quarterly installments of $291, commencing on October 1, 2004, with the final quarterly installment due on December 31, 2007. The CIT Group Term Loan bears interest at the prevailing rate of the CIT Group Revolving Line of Credit plus one percent. Also, the CIT Group Credit Facility contains certain financial covenants regarding our financial performance and certain other covenants, including limitations on the incurrence of additional debt. In addition, an event of default under the Hilco Term Loan (described below) will also result in a default under the CIT Group Credit Facility. Borrowings under the CIT Group Credit Facility are secured by a lien on substantially all of our assets. Borrowings under the CIT Group Revolving Line of Credit are based on a borrowing base formula that takes into account the value of our receivables and inventory from time to time. Further, the amount we can borrow under the CIT Group Revolving Line of Credit is affected by various availability reserves that are established by the lenders under the financing agreement and our borrowings under the CIT Group Revolving Line of Credit are capped based on the ratio of our debt to EBITDA and by the maximum amount of the CIT Group Revolving Line of Credit. At April 8, 2004, our availability under the CIT Group Revolving Line of Credit was $10,371.

Additionally, simultaneously with obtaining the CIT Group Credit Facility, we borrowed $8,000 from Hilco Capital LP. (the “Hilco Term Loan”). We used the proceeds from the Hilco Term Loan to repay amounts outstanding under our previously outstanding revolving credit facility and term loan facilities. The Hilco Term Loan matures on December 31, 2007 and bears interest at Prime plus an advance rate ranging from 3.00% and 6.00% with the advance rate contingent upon our meeting (from time to time) a ratio of our secured debt to EBITDA. The Hilco Term Loan bears PIK interest ranging from 2.00% to 5.00% with the prevailing rate also being contingent upon the ratio of our level of secured debt to EBITDA. At no time during the term of the Hilco Term Loan, however, will the combined cash and PIK interest rates be less then 9.00% nor greater then 18.00% per annum. Also, the Hilco Term Loan contains certain financial covenants regarding our financial performance and certain other covenants, including limitations on the incurrence of additional debt. In addition, an event of default under the CIT Group Credit Facility (described above) will also result in a default under the Hilco Term Loan. Borrowings under the Hilco Term Loan are secured by a lien on substantially all of our assets.

In connection with our refinancing, we settled in full our warrant repurchase obligation to our previous lender by paying $870 in cash.

Related Party Term Loan

On April 8, 2004, we refinanced (effective March 31, 2004) all of our previously outstanding debt (principal plus accrual and unpaid interest) due to our principal stockholder with a new $14,412 term loan due on January 31, 2008 (the “LJH Term Loan”). The LJH Term Loan combines the $5,000 loan from our principal stockholder which replaced the BofA term loan, the $6,050 related party term loan made in May 2003, the $1,300 loan relating to the Brice acquisition, the $900 obligation related to the AMS inventory purchase, and PIK interest previously accrued on these obligations. The LJH Term Loan bears interest at 18% per annum, 6% of which is payable in cash and the balance of which will be PIK. The LJH Term Loan is pari-passu with the New Notes, but is secured. The LJH Term Loan also contains cross acceleration provisions if our obligations to the CIT Group and Hilco are accelerated.

Previous Credit Facilities

The CIT Group Credit Facility, the Hilco Term Loan and the LJH Term Loan replaced a revolving credit and term loan facility from a group of lenders led by Citicorp USA Inc. and UPS Capital Corporation, a $5,000 term loan from our principal stockholder that in January 2004, replaced a $5,000 term loan previously obtained from Bank of America (which Bank of America term loan had been credit supported by several individuals, including our principal stockholder), and several previous loans made to us by our principal stockholder. See Note 5 of Notes to Consolidated Financial Statements for information regarding these prior financing arrangements.

Senior Subordinated Notes

New Notes

We have issued $100,000 face value in aggregate principal amount of our 8% senior subordinated convertible PIK notes (“New Notes”). Our New Notes, which mature on December 31, 2006, bear interest at the rate of 8.0% per annum from the date of issuance, and are payable at our option either in cash or paid-in-kind through the issuance of additional New Notes, semiannually on June 30 and December 31 of each year. We expect to elect to pay interest in-kind. If we do not pay interest in cash as of an interest payment date, we will automatically be deemed to have paid such interest in-kind and additional New Notes in the amount of such interest payment will automatically be deemed to be outstanding from such date forward.

The New Notes are general unsecured obligations, subordinated in right of payment to all current and future senior debt. The New Notes are fully and unconditionally guaranteed, on a senior subordinated basis, by substantially all of our existing subsidiaries and each subsidiary that we organize in the future, unless such subsidiary is designated as an unrestricted subsidiary (the “Subsidiary Guarantors”). Subsidiary guarantees are joint and several, full and unconditional, general unsecured obligations of the Subsidiary Guarantors. Additionally, there are no significant restrictions that would preclude the parent company from obtaining funds, either through loan or dividend, from each Subsidiary Guarantor. Subsidiary guarantees are subordinated in right of payment to all existing and future senior debt of Subsidiary Guarantors, including the CIT Group Credit Facility and the Hilco Term Loan, and are also effectively subordinated to all secured obligations of Subsidiary Guarantors to the extent of the assets securing such obligations, including the CIT Group Credit Facility, the Hilco Term Loan and the LJH Term Loan.

The indenture for the New Notes (i) permits us to incur indebtedness equal to the greater of $95,000 or an unlimited amount to the extent that we satisfy a fixed charge coverage ratio of 2.25 to 1.00, (ii) requires us, upon a change of control or certain asset sales, to repurchase the New Notes at a price equal to the redemption price which we would be obligated to pay if we redeemed the New Notes on the date of the change of control or asset sale; and (iii) does not contain a provision requiring acceleration of any premium due upon acceleration of the New Notes upon an event of default by reason of any willful action (or inaction) taken (or not taken) by us with the intention of avoiding the prohibition on the redemption of New Notes.

The New Notes are redeemable for cash at our option at the following percentages of par plus accrued interest on the par value through the date of redemption: 2004 — 73.0%, 2005 — 75.625% and 2006 — 77.5%. The New Notes also provide that the holders will receive an aggregate of 3,003 shares of common stock if the New Notes are redeemed in 2004, 2005 or 2006.

If the New Notes have not already been redeemed or repurchased, the New Notes, including those New Notes previously issued as paid-in-kind interest and all accrued but unpaid interest, will automatically convert on December 31, 2006 into an aggregate of 270,276 shares of our common stock. Holders of New Notes will not receive any cash payment representing principal or accrued and unpaid interest upon conversion; instead, holders will receive a fixed number of shares of common stock and a cash payment to account for any fractional shares.

Old Notes

In 1998, we sold $165,000 of our 8 1/8% senior subordinated notes due 2008 (“Old Notes”) at a price of 99.395%. As a result of the Note Exchange, $16,247 in aggregate principal amount of the Old Notes remain outstanding. Interest on the Old Notes is payable on February 15 and August 15 of each year. The Old Notes are general unsecured obligations, subordinated in right of payment to all existing and future senior debt, including indebtedness outstanding under the CIT Group Credit Facility and the Hilco Term Loan, and under senior credit facilities which may replace these facilities in the future, and to the LJH Term Loan and the New Notes. In addition, the Old Notes are effectively subordinated to all secured obligations to the extent of the assets securing such obligations, including the CIT Group Credit Facility, the Hilco Term Loan and the LJH Term Loan. As a result of the note exchange that we completed in 2002 (see Note 10 of Notes to Consolidated Financial Statements), substantially all of the covenants contained in the indenture relating to the Old Notes was extinguished.

The Old Notes are fully and unconditionally guaranteed, on a senior subordinated basis, by substantially all of our existing subsidiaries and each subsidiary that we organize in the future, unless such subsidiary is designated as an unrestricted subsidiary (the “Subsidiary Guarantors”). Subsidiary guarantees are joint and several, full and unconditional, general unsecured obligations of the Subsidiary Guarantors. Additionally, there are no significant restrictions that would preclude the parent company from obtaining funds, either through loan or dividend, from each Subsidiary Guarantor. Subsidiary guarantees are subordinated in right of payment to all existing and future senior debt of Subsidiary Guarantors, including the CIT Group Credit Facility, the Hilco Term Loan, the LJH Term Loan and the New Notes, and are also effectively subordinated to all secured obligations of Subsidiary Guarantors to the extent of the assets securing such obligations, including the CIT Group Credit Facility, the Hilco Term Loan and the LJH Term Loan.

Junior Subordinated Notes

We have issued $4,000 face value in aggregate principal amount of our 8% junior subordinated convertible PIK notes (“Junior Notes”) due 2007. The Junior Notes are payable at our option either in cash or paid-in-kind through the issuance of additional notes semiannually on June 30 and December 31 of each year. If we do not pay interest in cash as of an interest payment date, we will automatically be deemed to have paid such interest in-kind and additional Junior Notes in the amount of such interest payment will automatically be deemed to be outstanding from such date forward. The Junior Notes are general unsecured obligations and are subordinated in right of payment to all current and future senior debt, including the CIT Group Credit Facility, the Hilco Term Loan, the LJH Term Loan, the New Notes and the Old Notes.

The Junior Notes are redeemable for cash at the Company’s option at the following percentages of par plus accrued interest on the par value through the date of redemption: 2004 — 73.0%, 2005 — 75.625% and 2006 — 77.5%. The Junior Notes also provide that the holders will receive an aggregate of 104 shares of common stock if the Junior Notes are redeemed in 2004, 2005 or 2006.

If the Junior Notes have not already been redeemed or repurchased, the Junior Notes, including those Junior Notes previously issued as paid-in-kind interest and all accrued but unpaid interest, will automatically convert on January 2, 2007 into an aggregate of 9,320 shares of common stock. Holders of Junior Notes will not receive any cash payment representing principal or accrued and unpaid interest upon conversion; instead, holders will receive a fixed number of shares of common stock and a cash payment to account for any fractional shares.

TROL Financing

On March 31, 2004, we sold our office and warehouse facility located in Miramar, Florida for a gross purchase price of $26,000. We used a portion of the proceeds from the sale to repay the outstanding principal balance of our TROL financing arrangement. See Note 5 of Notes to Consolidated Financial Statements for a complete description of the TROL financing arrangements. The balance of the funds from this sale, net of transaction expenses, were used to repay amounts outstanding under our previous term loan facility.

Critical Accounting Policies and Estimates

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

Accounts Receivable — Allowance for Doubtful Accounts

Substantially all of our accounts receivable are due primarily from airlines, aircraft leasing companies and air cargo carriers. During 2002 and 2003, there has been significant change in the aviation industry, including the filing for bankruptcy protection under Chapter 11 of the United States Bankruptcy Court by certain carriers. This in turn has affected service providers within the aviation industry and has resulted in us experiencing higher credit losses. We continuously perform credit evaluations of our customers, considering numerous inputs including the customers’ financial position, past payment history, cash flows, historical loss experience and economic conditions. While management believes that adequate allowances for doubtful accounts have been provided in the consolidated financial statements, it is possible that we could experience additional unexpected credit losses.

Goodwill Valuation

As of January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 represents a substantial change in the accounting for goodwill. SFAS No. 142 requires that goodwill no longer be amortized, but that goodwill be tested for impairment by comparing the reporting unit’s carrying value to its fair value as of January 1, 2002 and as of an annual assessment date.

In accordance with SFAS No. 142, we have elected July 31st as our annual impairment assessment date. We completed our initial impairment assessment as of January 1, 2002 and our annual impairment assessment as of July 31, 2002 and 2003, and concluded that no impairment charge was required. Any impairment charges in the future, based on the evaluation requirements under SFAS No. 142, could be material to the Company’s results of operations.

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

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. We adopted SFAS No. 144 as of January 1, 2002 with no material impact to our consolidated financial statements.

Recently Issued Accounting Standards

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Under Statement 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates Statement 4 and as a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. This Statement became effective for us on January 1, 2003. As a result of adoption, we have reclassified the $27,279 gain on debt extinguishment to be included with continuing operations.

In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities”. This Interpretation was subsequently revised in December 2003. This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. An enterprise shall consolidate a variable interest entity, as defined, if that enterprise has a variable interest that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. Based on the revision performed in December 2003, this Interpretation becomes effective for us beginning with the first quarter of fiscal 2004 (ending March 31, 2004). We have evaluated this Interpretation and do not anticipate any material impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. This Statement establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. This Statement became effective for any financial instruments that we entered into or modified after May 31, 2003, and otherwise became effective for us on July 1, 2003. During fiscal 2003, we have adopted SFAS No. 150 with no material impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

We are exposed to market risk for changes in interest rates. We have no exposure to foreign currency exchange rates or to commodity price risk. We do not hold or issue any financial instruments for trading or other speculative purposes.

Our obligations under our Amended Revolving Credit Facility and our $5,000 BofA senior term loan bear interest at floating rates and therefore, we are impacted by changes in prevailing interest rates. However, our $3,500 Amended Term Loan, our $8,250 term loan from our principal stockholder, and our New Notes, Old Notes, and Junior Notes all bear fixed interest rates and therefore we are not subject to the risk of interest rate fluctuations. A 10% change in market interest rates that affect our financial instruments would impact earnings during 2003 by approximately $120 before taxes and would change the fair value of our financial instruments by approximately $10,100.

The table below provides information about our market sensitive financial instruments and constitutes a “forward-looking statement.” Our major market risk exposure is changing interest rates in the United States and fluctuations in the London Interbank Offered Rate. Our policy is to manage interest rates through use of a combination of fixed and floating rate debt. The table below assumes the December 31, 2003 interest rates remain constant.

(in thousands)
								Fair Value
								December 31,
	2004	2005	2006	2007	2008	Thereafter	Total	2003
Long term debt:
Fixed rate debt	$3,500	—	124,050	3,063	16,247	—	$146,860	$140,169

Average actual
interest rate	12.00%		8.53%	8.00%	8.125%

Variable rate
debt	$19,705						$19,705	$19,705

Average actual
interest rates	5.86%

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

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Our Chief Financial Officer and Chief Executive Officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, these officers have concluded that as of December 31, 2003 our disclosure controls and procedures were effective in timely alerting them to material information relating to our company (including our consolidated subsidiaries) required to be included in our reports filed or submitted by us under the Exchange Act.

As of December 31, 2003, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and the Company’s principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation, the Company’ principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

(b)	There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this annual report on Form 10-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Item 10 is hereby incorporated by reference from the Registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders, which Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 2003.

We have adopted a Code of Ethical Conduct. A copy of the form of the Code is an exhibit to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 11 is hereby incorporated by reference from the Registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders, which Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by Item 12 is hereby incorporated by reference from the Registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders, which Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 13 is hereby incorporated by reference from the Registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders, which Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND PROCEDURES.

The information required by Item 14 is hereby incorporated by reference from the Registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders, which Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 2003.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A) DOCUMENTS FILED AS PART OF THIS REPORT. The consolidated balance sheets as of December 31, 2003 and December 31, 2002 and the related consolidated statements of operations and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003 are filed as part of this report:

(3)	Exhibits

3.1	Certificate of Incorporation of Aviation Sales and amendment thereto (2)

3.2	Second Amendment to Certificate of Incorporation (4)

3.3	Third Amendment to Certificate of Incorporation (25)

3.4	Bylaws (2)

4.1	Indenture, dated as of February 17, 1998, among Aviation Sales, the Subsidiary Guarantors named therein and SunTrust Bank, Central Florida, National Association, Trustee (3)

4.2	Form of Supplemental Indenture among Aviation Sales, the Subsidiary Guarantors named therein and the Trustee (24)

4.3	Common Stock Purchase Warrant Certificate issued on February 18, 2000 to Citicorp USA, Inc.(10)

4.4	Amendment to Warrant between Citicorp USA, Inc. and the Company (26)

4.5	Form of Common Stock Purchase Warrants issued in February 2001 (16)

4.6	Indenture, dated as of February 28, 2002 among TIMCO Aviation Services, Inc., the Subsidiary Guarantors named therein and Trustee with respect to the 8% Senior Subordinated Convertible PIK Notes due 2006(22)

4.7	Warrant Agreement (22)

4.8	Common Stock Purchase Warrant issued in the restructuring (22)

4.9	Form of Warrants issued to LJH Ltd. and Don A. Sanders in September 2002 (31)

4.10	Warrant issued to LJH Ltd. on May 14, 2003 (31)

10.1	Fourth Amended and Restated Credit Agreement dated May 31, 2000 by and among Aviation Sales, certain of our Subsidiaries and Citicorp USA, Inc., as Agent (11)

10.2	Lease dated July 22, 1998 by and between Ben Quevedo, Ltd. and Caribe (7)

10.3	1996 Director Stock Option Plan (4)

10.4	1996 Stock Option Plan (4)

10.5	TIMCO Aviation Services, Inc. 2001 Stock Option Plan (30)

10.6	Reserved

10.7	Credit Agreement dated as of December 17, 1998 among First Security Bank, National Association, as Owner Trustee for the Aviation Sales Trust 1998- 1, as Lessor, NationsBank, National Association, as Administrative Agent, and the several Lenders thereto (6)

10.8	Lease Agreement dated as of December 17, 1998 between First Security Bank, National Association, as Owner Trustee under Aviation Sales Trust 1998-1, as Lessor, and Aviation Sales, as Lessee (6)

10.9	Guaranty Agreement (Series A Obligations) between Aviation Sales, substantially all of our subsidiaries and NationsBank, National Association, as Agent for the Series A Lenders, dated as of December 17, 1998(6)

10.10	Guaranty Agreement (Lease Obligations) between substantially all of the subsidiaries of Aviation Sales and First Security Bank, National Association, as Owner Trustee for the Aviation Sales Trust 1998-1, dated as of December 17, 1998 (6)

10.11	Participation Agreement between Aviation Sales as Construction Agent and Leases, First Security Bank, National Association, as Owner Trustee, the Various Banks and other lending institutions as the Holders and Lenders, and NationsBank, National Association, as Administrative Agent, dated as of December 17, 1998 (6)

10.12	Amendment No. 1 to Participation Agreement between Aviation Sales as Construction Agent and Leases, First Security Bank, National Association, as Owner Trustee, the Various Banks and other lending institutions as the Holders and Lenders, and NationsBank, National Association, as Administrative Agent, dated as of February 18, 2000 (10)

10.13	Amendment Agreement No. 2 for Lease Agreement and Certain Other Operative Agreements, dated May 31, 2000 (11)

10.14	Amendment No. 1, dated as of August 14, 2000, to the Fourth Amended and Restated Credit Agreement (12)

10.15	Amendment Agreement No. 3 for Lease Agreement and Certain Other Operative Agreements (12)

10.16	Asset Purchase Agreement by and among Barnes Group Inc., Aviation Sales, Aviation Sales Manufacturing Company, AVS/Kratz-Wilde Machine Company and Apex Manufacturing, Inc. dated as of August 3, 2000(13)

10.17	Amendment No. 1 dated September 7, 2000 to the Asset Purchase Agreement by and among Barnes Group Inc., Aviation Sales, Aviation Sales Manufacturing Company, AVS/Kratz-Wilde Machine Company and Apex Manufacturing, Inc. dated as of August 3, 2000 (13)

10.18	Amendment No. 2 dated as of November 14, 2000 to Fourth Amended and Restated Credit Agreement (14)

10.19	Amendment Agreement No. 4 for Lease Agreement and Certain Other Operative Agreements (14)

10.20	Asset Purchase Agreement among Aviation Sales, Aviation Sales Distribution Services Company (“ASDC”) and Kellstrom, dated September 20, 2000 (15)

10.21	Letter Agreement to Asset Purchase Agreement, dated November 28, 2000(15)

10.22	Inventory Purchase Agreement among KAV, Aviation Sales and ASDC, dated September 30, 2000(15)

10.23	Letter Amendment to Inventory Purchase Agreement, dated November 28, 2000(15)

10.24	Form of KAV Senior Subordinated Note (15)

10.25	Form of KAV Junior Subordinated Note (15)

10.26	Operating Agreement of KAV, dated September 20, 2000, between Aviation Sales and Kellstrom (15)

10.27	Letter Agreement between Kellstrom, KAV and Aviation Sales, dated December 1, 2000, with respect to the payment of KAV Operating Expenses (15)

10.28	Consignment Agreement between KAV and Kellstrom, dated December 1, 2000(15)

10.29	Equipment Lease Agreement, dated December 1, 2000, among Aviation Sales, ASDC and Kellstrom (15)

10.30	Lease Agreement, dated December 1, 2000, among ASDC and Kellstrom (Pearland) (15)

10.31	Lease Agreement, dated December 1, 2000, between Kellstrom and Aviation Sales (Miramar)(15)

10.32	Non-Competition Agreement, dated December 1, 2000, among ASDC, Aviation Sales and Kellstrom(15)

10.33	License Agreement, dated December 1, 2000, among Aviation Sales, ASDC and Kellstrom (15)

10.34	Cooperation Agreement, dated December 1, 2000, between Kellstrom and Aviation Sales (15)

10.35	Letter Agreement, dated December 1, 2000, between Kellstrom and Aviation Sales (Equipment)(15)

10.36	Letter Agreement, dated December 1, 2000, between Kellstrom and Aviation Sales (Pearland)(15)

10.37	Consent and Amendment No. 3, dated November 28, 2000, to the Fourth Amended and Restated Credit Agreement dated as of May 31, 2000, as amended(15)

10.38	Amendment and Consent Agreement No. 5 for Participation Agreement and Certain Other Operative Agreements, dated as of December 1, 2000(15)

10.39	Agreement, dated February 14, 2001, between various subsidiaries of Aviation Sales and Bank of America, N.A.(16)

10.40	$10.0 million Term Loan Note, dated February 14, 2001(16)

10.41	Form of Limited Guaranty in favor of Bank of America, N.A.(16)

10.42	Amendment No. 4, Consent and Waiver, dated February 14, 2001, to the Fourth Amended and Restated Credit Agreement dated as of May 31, 2000, as amended(16)

10.43	Amendment and Consent Agreement No. 7 for Lease Agreement and Certain Other Operative Agreements, dated as of February 14, 2001(16)

10.44	Stock Purchase Agreement, dated December 15, 2000, among Wencor West, Inc. Aviation Sales and ASDC (15)

10.45	Amendment No. 5 and Waiver, dated as of April 17, 2001 to Fourth Amended and Restated Credit Agreement dated as of May 31, 2000, amended (17)

10.46	Amendment and Consent Agreement No. 8 for Lease Agreement and Certain Other Operative Agreements (17)

10.47	Asset Purchase Agreement dated May 25, 2001 among Aviation Sales, Caribe Aviation, Inc. and Hamilton Sundstrand Service Corporation(18)

10.48	$13 million Replacement Term Loan Note, dated May 24, 2001(18)

10.49	Amendment No. 6 and Consent, dated May 21, 2001, to the Fourth Amended and Restated Credit Agreement dated as of May 31, 2000, as amended(18)

10.50	Amendment No. 7, Consent and Waiver, dated May 23, 2001, to the Fourth Amended and Restated Credit Agreement dated as of May 31, 2000, as amended (18)

10.51	Amendment and Consent Agreement No. 9 for Lease Agreement and Certain Other Operative Agreements, dated as of May 21, 2001 (18)

10.52	Amendment and Consent Agreement No. 10 for Lease Agreement and Certain Other Operative Agreements, dated as of May 24, 2001 (18)

10.53	Amendment No. 8, Consent and Waiver, dated August 30, 2001 to Fourth Amended and Restated Credit Agreement (19)

10.54	Consent, Waiver and Forbearance Agreement No. 11 for Lease Agreement and Certain Operative Agreements, dated as of September 11, 2001 (19)

10.55	Amendment No. 8, Consent and Waiver, dated as of November 27, 2001, to Fourth Amended and Restated Credit Agreement (21)

10.56	Consent, Waiver and Forbearance Agreement No. 12 for Lease Agreement and certain other Operation Agreements dated as of November 27, 2001 (21)

10.57	Employment Agreement between Aviation Sales and Gil West (22)

10.58	Form of Waiver and Consent, dated April 18, 2002, to Fourth Amended and Restated Credit Agreement (25)

10.59	Form of Amendment and Waiver Agreement No. 13 for Lease Agreement and certain other Operative Agreements (25)

10.60	Stipulation of Settlement, dated as of May 6, 2002 (27)

10.61	Description of Securities to be issued in connection with class action settlement (27)

10.62	Fifth Amended and Restated Credit Agreement dated as of July 12, 2002 (26)

10.63	Amendment and Consent Agreement No. 14 for Lease Agreement and Certain Other Operative Agreements (26)

10.64	Replacement Term Loan Note in the principal amount of $5.0 million in favor of Bank of America, N.A. (26)

10.65	Second Amendment to Limited Guaranty of LJH Ltd. (26)

10.66	Second Amendment to Limited Guaranty of Don A. Sanders (26)

10.67	Replacement Term Loan Note in the principal amount of $2.5 million in favor of Bank of America, N.A. (26)

10.68	Second Amendment to Limited Guaranty of James Investments, Inc. (26)

10.70	Guaranty by the Company and subsidiaries of the $5.0 million and the $2.5 million term loans due to Bank of America, N.A. (26)

10.71	Term Loan Note in principal amount of $1.0 million in favor of Benito and Martha Quevedo (26)

10.72	Loan Parties Agreement, dated as of July 12, 2002, relating to the $1.0 million in favor of Benito and Martha Quevedo (26)

10.73	Guaranty by the Company and subsidiaries of the $1.0 million in favor of Benito and Martha Quevedo (26)

10.74	Memorandum of Purchase and Sale between ASDC, the Company and Quevedo Family Limited Partnership, dated as of July 12, 2002 (26)

10.75	Security Agreement, dated as of July 12, 2002, among the Company, its subsidiaries, Benito and Martha Quevedo, James Investments, Inc., LJH Ltd. and Don A. Sanders (26)

10.76	Agreement, dated as of July 12, 2002, among Benito and Martha Quevedo, James Investments, Inc., LJH Ltd. and Don A. Sanders (26)

10.77	Amended and Restated Intercreditor Agreement between Citicorp USA, Inc., as Agent, and Bank of America, N.A. (26)

10.78	Intercreditor Agreement among Citicorp USA, Inc., as Agent, Benito and Martha Quevedo, James Investments, Inc., LJH Ltd. and Don A. Sanders (26)

10.79	Post-Closing Resolution Agreement among the Company, ASDC and Kellstrom, dated as of June 10, 2002 (26)

10.80	First Amendment to Non-Competition Agreement (26)

10.81	First Amendment to Miramar Lease between the Company and Kellstrom (26)

10.82	Assignment of Amended Miramar Lease from Kellstrom to KIAC, Inc. (26)

10.83	Assignment of Amended Miramar Lease from KIAC, Inc. to Kellstrom Aerospace, LLC (26)

10.84	Consignment Agreement between KAV, Kellstrom Commercial Aerospace, Inc. and Bank of America, N.A. (26)

10.85	Amended and Restated Loan and Security Agreement between Bank of America, N.A. and KAV (26)

10.86	Proceeds Sharing Agreement (26)

10.87	AVS Investor Mutual Release (26)

10.88	KAV Mutual Release (26)

10.89	AVS/ASDC Mutual Release (26)

10.90	Asset Purchase Agreement, dated as of July 31, 2002, by and among Airborne Nacelle Services, Inc., Aerocell Structures, Inc. and TIMCO Aviation Services, Inc. (28)

10.91	Amendment No. 1 and Waiver, dated as of September 27, 2002, to Fifth Amended and Restated Credit Agreement, dated as of July 12, 2002 (29)

10.92	Amendment No. 2, Consent and Waiver, dated as of October 11, 2002, to Fifth Amended and Restated Credit Agreement, dated as of July 12, 2002 (29)

10.93	Stock Purchase Agreement between Ducommun Incorporated and TIMCO Aviation Services, Inc., dated as of October 2, 2002 (29)

10.94	Purchase and Sale Agreement, dated October 4, 2002, between LJH, Ltd. and AVSRE, L.P. relating to the purchase of the Company’s Dallas, Texas facilities (29)

10.95	Lease between LJH, Ltd., as landlord, and Aircraft Interior Design, Inc., as tenant, dated October 4, 2002, for the property located at 2659 Nova Drive, Dallas, Dallas County, Texas (29)

10.96	Subordinated Term Promissory Note, dated October 11, 2002, made in favor of LJH, Ltd. in the original amount of $1.3 million (29)

10.97	Keepwell Agreement, dated as of October 11, 2002, by LJH, Ltd. in favor of the Company’s senior revolving credit lenders (29)

10.98	Amendment No. 4, Consent and Limited Waiver to Fifth Amended and Restated Credit Agreement (31)

10.99	Amendment, Consent and Waiver Agreement No. 16 for Lease Agreement and Certain Other Operative Agreements (31)

10.100	Term Promissory Note in the face amount of $7,350,000 in favor of LJH, Ltd. (31)

10.101	Sublease Agreement between LJH, Ltd. and the Company for the Goodyear facility (31)

10.102	Employment Agreement between the Company and Roy T. Rimmer, Jr. (31)

10.103	Stock Option Agreement between the Company and Roy T. Rimmer, Jr. (31)

10.104	Employment Agreement between the Company and C. Robert Campbell (31)

10.105	Employment Agreement between the Company and Jack Arehart (31)

10.106	Amendment to Employment Agreement between the Company and Roy T. Rimmer, Jr. (1)

10.107	Employment Agreement between the Company and Don Mitacek (1)

10.108	2003 Stock Incentive Plan (32)

10.109	Purchase and Sale Agreement, dated as of February 5, 2004, between the Company and Keystone Operating Partnership, L.P. relating to the sale of the Miramar property (1)

10.110	Amendment No. 5 to Fifth Amended and Restated Credit Agreement (1)

10.111	Amendment No. 6 to Fifth Amended and Restated Credit Agreement (1)

10.112	Term Note to LJH, Ltd., dated as of January 31, 2004, in the amount of $5.0 million (1)

10.113	Financing Agreement dated as of April 5, 2004 between the Company, The CIT Group/Business Credit, Inc. and the Lenders (1)

10.114	Financing Agreement between the Company and Hilco Capital LP (1)

10.115	Intercreditor Agreement between The CIT Group/Business Credit, Inc., Hilco Capital LP and the Company (1)

10.116	Amended and Restated Consolidated Term Promissory Note in favor of LJH, Ltd. (1)

10.117	Amended and Restated Security Agreement between the Company and LJH, Ltd. (1)

10.118	Amended and Restated Guaranty Agreement in favor of LJH, Ltd. (1)

10.119	Intercreditor Agreement between the Company, The CIT Group/Business Credit, Inc., Hilco Capital LP and LJH, Ltd. (1)

10.120	Equipment Lease Agreement between the Company and LJH, Ltd. (1)

14.1	Code of Ethical Conduct (1)

21.1	Subsidiaries of the Company (31)

23.1	Consent of KPMG LLP (1)

25.1	Statement of Eligibility of Trustee on Form T-1 (22)

31.1	Certifications by CEO and CFO under Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certifications of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002

Notes to Exhibits

(1)	Filed herewith

(2)	Incorporated by reference to Aviation Sales’ Registration Statement on Form S-1 dated April 15, 1996 (File No. 333-3650)

(3)	Incorporated by referenced to Aviation Sales’ Registration Statement on Form S-4 dated March 26, 1998 (File No. 333-48669)

(4)	Incorporated by reference to Amendment No. 1 to Aviation Sales’ Registration Statement on Form S-1 dated June 6, 1996 (File No. 333-3650)

(5)	Incorporated by reference to Aviation Sales’ Annual Report on Form 10-K for the year ended December 31, 1996

(6)	Incorporated by reference to Aviation Sales’ Current Report on Form 8-K dated December 17, 1998

(7)	Incorporated by reference to Aviation Sales’ Annual Report on Form 10-K for the year ended December 31, 1998

(8)	Incorporated by reference to Aviation Sales’ Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 1999

(9)	Incorporated by reference to Aviation Sales’ Current Report on Form 8-A filed November 15, 1999

(10)	Incorporated by reference to Aviation Sales’ Current Report on Form 8-K filed on March 27, 2000

(11)	Incorporated by reference to Aviation Sales’ Current Report on Form 8-K filed on June 13, 2000

(12)	Incorporated by reference to Aviation Sales’ Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2000

(13)	Incorporated by reference to Aviation Sales’ Current Report on Form 8-K filed on September 22, 2000

(14)	Incorporated by reference to Aviation Sales’ Quarterly Report on Form 10-Q for the quarter and nine months dated September 30, 2000

(15)	Incorporated by reference to Aviation Sales’ Current Report on Form 8-K filed on December 18, 2000

(16)	Incorporated by reference to Aviation Sales’ Current Report on Form 8-K filed on March 1, 2001

(17)	Incorporated by reference to Aviation Sales’ Annual Report on Form 10-K for the year ended December 31, 2000

(18)	Incorporated by reference to Aviation Sales’ Current Report on Form 8-K filed May 25, 2001

(19)	Incorporated by reference to Aviation Sales’ Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2001.

(20)	Previously filed with Aviation Sales’ Registration Statement on Form S-4 filed September 14, 2001.

(21)	Incorporated by reference from Aviation Sales’ Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2001.

(22)	Previously filed with Aviation Sale’s Amendment No. 2 to Registration Statement on Form S-4 filed December 13, 2001.

(23)	Incorporated by reference to Aviation Sales’ Current Report on Form 8-K filed March 5, 2002

(24)	Previously filed with Aviation Sales’ Amendment No. 3 to Registration Statement on Form S-4 filed January 9, 2002.

(25)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 2001

(26)	Incorporated by reference to Form 8-K dated July 12, 2002

(27)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002

(28)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(29)	Incorporated by reference to Quarterly Report of Form 10-Q for the quarter ended September 30, 2002

(30)	Incorporated by reference to Aviation Sale’s proxy statement dated January 9, 2002

(31)	Incorporated by reference from the Company’s 2002 Annual Report on Form 10-K

(32)	Incorporated by reference to the Company’s proxy statement dated December 1, 2003

(B) REPORTS ON FORM 8-K

The Company did not file a Current Report on Form 8-K during the fourth quarter of 2003.

(C) EXHIBITS

For exhibits, see Item 14(A)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMCO AVIATION SERVICES, INC.
(Registrant)

BY: /s/ Roy T. Rimmer, Jr. Roy T. Rimmer, Jr., Chairman and Chief Executive Officer	April 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE AND TITLE:	DATE:
/s/ Roy T. Rimmer, Jr. Roy T. Rimmer, Jr. Chairman and Chief Executive Officer (Principal Executive Officer)	April 12, 2004

/s/ Gil West Gil West President (Principal Operating Officer)	April 12, 2004

/s/ C. Robert Campbell C. Robert Campbell Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 12, 2004

/s/ Jack Hersch Jack Hersch Director	April 12, 2004

/s/ Philip B. Schwartz Philip B. Schwartz Director	April 12, 2004

SIGNATURE AND TITLE:	DATE:
/s/ Steven L. Gerard Steven L. Gerard Director	April 12, 2004

/s/ Stephen E. Gorman Stephen E. Gorman Director	April 12, 2004

CONSOLIDATED FINANCIAL STATEMENTS OF TIMCO AVIATION SERVICES, INC.
AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2001, 2002 and 2003

Independent Auditors’ Report

The Board of Directors
TIMCO Aviation Services, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of TIMCO Aviation Services, Inc. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ deficit and comprehensive income (loss) and cash flows for the years then ended. In connection with our audits of the 2003 and 2002 consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts for the years ended December 31, 2003 and 2002. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. The consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss and cash flows and financial statement schedule of valuation and qualifying accounts for the year ended December 31, 2001 of TIMCO Aviation Services, Inc. and subsidiaries were audited by other auditors who have ceased operations. Those auditors’ report on such consolidated financial statements and financial statement schedule was dated April 16, 2002, except with respect to the matter discussed in the first paragraph of the Liquidity section of note 1, as to which the date was April 19, 2002. Such report was unqualified, before the revision described in note 13 to the accompanying consolidated financial statements, and included an explanatory paragraph which raised substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of TIMCO Aviation Services, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule for the years ended December 31, 2003 and 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed above, the 2001 consolidated financial statements of TIMCO Aviation Services, Inc. and subsidiaries were audited by other auditors who have ceased operations. As described in note 13, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2001 in note 13 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the TIMCO Aviation Services, Inc. and subsidiaries other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

KPMG
LLP

Greensboro, North Carolina
March 26, 2004, except for note 15,
which is as of April 8, 2004

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

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$1,603	$339
Accounts receivable, net of allowance of $5,612 and $9,704 in 2003 and 2002, respectively	36,950	17,762
Inventories	25,724	21,631
Net assets of discontinued operations	459	—
Prepaid insurance	1,325	2,316
Other current assets	3,661	1,272

Total current assets	69,722	43,320
Fixed assets, net	55,100	58,310
Other Assets:
Goodwill	26,124	26,124
Deferred financing costs, net	1,590	2,206
Other	355	1,066

Total other assets	28,069	29,396

Total assets	$152,891	$131,026

LIABILITIES AND STOCKHOLDERS’DEFICIT
Current Liabilities:
Accounts payable	$21,446	$14,564
Accrued expenses	14,554	16,460
Accrued interest	992	854
Revolving loan	14,705	2,179
Customer deposits	12,586	11,560
Current maturities of capital lease obligations	1,510	1,101
Current maturities of notes payable to financial institutions	291	—
Net liabilities of discontinued operations	278	3,574
Other	2,300	3,205

Total current liabilities	68,662	53,497
Long-term Liabilities:
Senior subordinated notes, net:
New notes due 2006	115,800	115,800
Old notes due 2008	16,247	16,247
Capital lease obligations, net of current portion	26,188	27,734
Term loan with a related party	8,250	1,300
Notes payable to financial institutions, net of current portion	8,209	8,500
Junior subordinated notes due 2007, net	3,063	2,613
Deferred income	1,473	1,641
Other long-term liabilities	764	456

Total long-term liabilities	179,994	174,291
Commitments and Contingencies (See notes)
Stockholders’ Deficit:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none outstanding, 15,000 shares designated Series A Junior participating	—	—
Common stock, $.001 par value, 500,000,000 shares authorized, 31,640,994 issued and outstanding at December 31, 2003 and 2002	32	32
Additional paid-in capital	182,088	180,830
Accumulated deficit	(277,885)	(277,624)

Total stockholders’ deficit	(95,765)	(96,762)

Total liabilities and stockholders’ deficit	$152,891	$131,026

     The accompanying notes are an integral part of these consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2003	2002	2001
	(In thousands, except per share and share data)
Operating Revenues:
Sales, net	$242,425	$181,760	$262,303
Other	89	213	1,837

Total operating revenues	242,514	181,973	264,140
Cost of sales	226,331	179,705	259,647

Gross profit	16,183	2,268	4,493
Operating expenses	15,217	16,107	64,305

Income (loss) from operations	966	(13,839)	(59,812)
Interest expense	9,730	14,174	25,778
Gain resulting from debt extinguishment	—	(27,279)	—
Charge for settlement of class action litigation	—	4,410	—
Charge for valuation allowance on notes receivable from KAV Inventory, LLC	—	—	37,900
Other (income) expense – net	(3,811)	(4,197)	7,738

Loss before income taxes and discontinued operations	(4,953)	(947)	(131,228)
Income tax (benefit) expense	(986)	(3,800)	621

(Loss) income from continuing operations before discontinued operations	(3,967)	2,853	(131,849)
Discontinued Operations:
Operations, net of income taxes	3,706	4,169	—
Loss on disposal, net of income taxes	—	—	(9,386)

Net (loss) income	$(261)	$7,022	$(141,235)

Basic (Loss) Income Per Share:
(Loss) income from continuing operations	$(0.13)	$0.11	$(87.81)
Income (loss) from discontinued operations	0.12	0.16	(6.25)

Net (loss) income	$(0.01)	$0.27	$(94.06)

Diluted (Loss) Income Per Share:
(Loss) income from continuing operations	$(0.13)	$0.01	$(87.81)
Income (loss) from discontinued operations	0.12	0.02	(6.25)

Net (loss) income	$(0.01)	$0.03	$(94.06)

Weighted average shares outstanding:
Basic	31,640,994	26,015,218	1,501,532

Diluted	31,640,994	255,486,344	1,501,532

The accompanying notes are an integral part of these consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) and
COMPREHENSIVE INCOME (LOSS)

				Retained
			Additional	Earnings	Total
			Paid-in	(Accumulated	Stockholders’
	Common Stock		Capital	Deficit)	Equity (Deficit)
	(In thousands, except per share and share data)
	Shares	Amount
Balance as of December 31, 2000	1,501,532	$2	$150,301	$(143,411)	$6,892
Net loss and comprehensive loss	—	—	—	(141,235)	(141,235)
Warrants issued to stockholders for providing credit support	—	—	2,892	—	2,892
Warrants issued to stockholders in connection with the sale of an asset	—	—	46	—	46
Warrants issued to third parties	—	—	38	—	38

Balance as of December 31, 2001	1,501,532	2	153,277	(284,646)	(131,367)
Net income and comprehensive income	—	—	—	7,022	7,022
Net proceeds from issuance of common stock to stockholders in connection with rights offering	24,024,507	24	19,782	—	19,806
Common stock issued to senior subordinated noteholders in connection with note exchange offer	4,504,595	5	3,744	—	3,749
Warrants issued to senior subordinated noteholders in connection with note exchange offer	—	—	785	—	785
Common stock issued to third party for services	360,360	—	631	—	631
Common stock issued in settlement of class action litigation	1,250,000	1	1,149	—	1,150
Warrants issued in settlement of class action litigation	—	—	760	—	760
Warrants issued to shareholders for credit support	—	—	702	—	702

Balance as of December 31, 2002	31,640,994	32	180,830	(277,624)	(96,762)
Net loss and comprehensive loss	—	—	—	(261)	(261)
Warrant issued to stockholder for note payable origination	—	—	1,258	—	1,258

Balance as of December 31, 2003	31,640,994	$32	$182,088	$(277,885)	$(95,765)

The accompanying notes are an integral part of these consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2003	2002	2001
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(261)	$7,022	$(141,235)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
(Income) loss from discontinued operations	(3,706)	(4,169)	9,386
Paid-in-kind interest note obligations	1,214	113	—
Gain on Aerocell settlement, net of cash proceeds	(455)	—	—
Gain on restructuring of debt	—	(27,279)	—
Charge for class action settlement	—	4,410	—
Gain on sale leaseback transaction	—	(1,811)	—
Gain on Kellstrom settlement, net of cash proceeds	—	(1,173)	—
Gain on sale of subsidiary	—	(279)	(5,664)
Depreciation and amortization	5,514	5,530	9,106
Amortization of deferred financing costs	2,867	5,527	5,875
(Recovery in) provision for doubtful accounts	(838)	846	9,502
Provision for inventory obsolescence	265	8,334	2,699
Charge to reserve notes receivable from KAV Inventory, LLC	—	—	37,900
Write-down of long-lived assets	—	—	33,940
Equity loss of affiliate, net of income taxes	—	—	6,573
Proceeds from sale of equipment on lease, net of gain	—	—	3,282
Income on non-refundable lease deposit	—	—	(2,204)
Expense from issuances of warrants	—	—	84
Change in working capital:
Accounts receivable	(18,350)	7,831	28,680
Inventories	(4,358)	8,632	2,321
Other current assets	(1,397)	6,716	1,278
Other non-current assets	712	2,708	5,151
Accounts payable	6,881	(10,995)	(2,047)
Accrued expenses	(1,313)	(5,971)	(1,816)
Customer deposits	1,026	(2,081)	7,261
Deferred income	(168)	1,605	—
Other liabilities	(1,361)	1,084	7,504

Net cash (used in) provided by operating activities	(13,728)	6,600	17,576

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(2,304)	(3,560)	(778)
Proceeds from sale of subsidiary	—	9,062	21,290
Proceeds from sale leaseback with related party, net of transaction fees	—	2,246	—
Cash used in acquisitions, net of cash acquired	—	(1,271)	—
Payments from related parties	—	—	1,792
Investment in joint venture	—	—	(339)

Net cash (used in) provided by investing activities	$(2,304)	$6,477	$21,965

The accompanying notes are an integral part of these consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	For the Years Ended December 31,
	2003	2002	2001
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of amounts under senior debt facility	$244,464	$200,910	$314,510
Repayment of amounts under senior debt facility	(231,938)	(210,805)	(346,825)
Proceeds of term loan with related party	6,950	1,300	—
Payments on capital leases	(1,138)	(476)	(9,000)
Payment of deferred financing costs	(993)	(3,122)	(3,794)
Issuance of common stock in rights offering	—	19,806	—
Payment of term loan with financial institutions	—	(13,500)	(5,500)
Payment for old notes in note exchange offer	—	(5,081)	—
Payment of expenses related to exchange offer	—	(5,031)	—
Proceeds of term loan with financial institutions	—	—	12,000
Payments on equipment loans	—	—	(998)

Net cash provided by (used in) financing activities	17,345	(15,999)	(39,607)

Net cash (used in) provided by discontinued operations	(49)	3,261	66

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,264	339	—

CASH AND CASH EQUIVALENTS, beginning of period	339	—	—

CASH AND CASH EQUIVALENTS, end of period	$1,603	$339	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$5,105	$7,362	$12,470

Income taxes (refunded) paid	$(167)	$(11,458)	$60

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Value of warrant issued to stockholder in exchange for note payable origination	$1,258	$—	$—

Value of common stock and warrants issued in connection with note exchange offer and loan origination	$—	$4,534	$—

Value of common stock and warrants issued in connection with settlement of class action litigation	$—	$1,910	$—

Value of warrants issued to stockholders for providing credit support	$—	$702	$2,892

Value of common stock issued to third party for services	$—	$631	$38

Acquisition of capitalized lease asset	$—	$—	$34,240

Notes received from sale of inventory to KAV Inventory, LLC	$—	$—	$8,500

Value of warrants issued to stockholders in connection with the sale of an asset	$—	$—	$46

The accompanying notes are an integral part of these consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and Shares in Thousands, Except Per Share Data)

NOTE 1 — DESCRIPTION OF BUSINESS, LIQUIDITY, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

TIMCO Aviation Services, Inc. (the “Company”) is a Delaware corporation, which through its subsidiaries, provides aircraft maintenance, repair and overhaul (“MR&O”) services to commercial passenger airlines, air cargo carriers, aircraft leasing companies, maintenance and repair facilities and aircraft parts redistributors throughout the world. In July 2002, the Company sold its flight surface repair operation, Aerocell Structures, Inc., based in Hot Springs, Arkansas. Additionally, in May 2001 the Company sold its component repair operation, Caribe Aviation, based in Miramar, Florida. The results of these two businesses are included in the accompanying consolidated results from continuing operations through the period of their respective sale. Also, in December 2000, the Company sold substantially all of the assets of its parts redistribution operation, new parts distribution operation and manufacturing operations. The results of operations for these businesses and the results of transactions subsequent to December 2000 related to these businesses are included in the accompanying consolidated statements of operations as discontinued operations. See Note 3 for further discussion.

On February 28, 2002, the Company completed a significant restructuring of its capital and equity, including a note exchange and rights offering. See Note 10 for further discussion. Concurrent with the completion of the note exchange and rights offering, the Company changed its capitalization by increasing the number of its authorized shares of common stock from 30,000 shares to 500,000 shares and by reducing the number of its issued and outstanding shares of common stock by converting every ten shares of its issued and outstanding common stock into one share. Additionally, the Company changed its corporate name from “Aviation Sales Company” to “TIMCO Aviation Services, Inc.” All share and per share data contained herein reflects completion of the one-share-for-ten-shares reverse stock split.

LIQUIDITY

For the year ended December 31, 2003, the Company incurred a loss from continuing operations of $3,967. The Company also had a net stockholders’ deficit as of December 31, 2003 and continued to require additional cash flow above amounts currently being provided from operations to meet its working capital requirements. Additionally, at certain times during 2001, 2002, and during the quarter ended March 31, 2003, the Company was out of compliance with the financial covenants contained in its then existing Amended Credit Facility and Tax Retention Operating Lease (“TROL”) financing arrangements. The Company, however, has obtained a waiver of non-compliance with all financial covenants and has thereby cured these covenant violations, which included non-payment defaults under their respective facilities that were waived on April 19, 2002, that have occurred during 2001, 2002, and during the quarter ended March 31, 2003. See Note 5 for particulars.

The Company’s ability to service its debt obligations as they come due, including maintaining compliance with the covenants and provisions of all of its debt obligations is dependent upon the Company’s future financial and operating performance. That performance, in turn, is subject to various factors, including certain factors beyond the Company’s control, such as changes in conditions affecting the airline industry and changes in the overall economy. Additionally, as a result of the state of the general economy, fluctuations in the price of jet fuel, a significant decline, from calendar year 2000, in passenger airline travel, the currently on-going war on terrorism, the war in Iraq, the outbreak of the SARS virus in Asia, and a competitive price reduction in airfare prices, the airline industry, and thus the Company’s customer base, has been significantly impacted. The result for some carriers has been the filing for protection under Chapter 11 of the United States Bankruptcy Code. These factors have also resulted in some of the Company’s competitors exiting the maintenance, repair, and overhaul business.

The Company is highly leveraged and has significant obligations under its outstanding debt and lease agreements. As a result, significant amounts of cash flow from operations is required to make required payments of the Company’s debt and lease obligations, thereby reducing funds available for other purposes. Even if the Company is able to meet its debt service and other obligations when due, the Company may not be able to comply with the covenants and other provisions under its debt instruments. A failure to comply, unless waived by the lenders and noteholders, would be an event of default and would permit the lenders to accelerate the maturity of these debt obligations. It would also permit the lenders to terminate their commitments to extend additional credit under their financing agreements. Our senior credit facilities provide for the termination of the financing agreements and repayment of all obligations in the event of a material adverse change in the Company’s business, as defined. If the Company was unable to meet its obligations under its debt instruments, or if the Company could not obtain waivers of defaults under any such agreements (including defaults caused by the failure to meet financial covenants), the lenders could proceed against the collateral securing these financing obligations and exercise all other rights available to them. While the Company expects that it will make all required debt payments and meet all financial covenants in 2004, there can be no assurance that it will be able to do so.

The Company has recently refinanced its senior debt. On April 8, 2004, the Company closed on an agreement with the CIT Group in which the Company obtained a $35,000 senior secured revolving line of credit (the “CIT Group Revolving Line of Credit”) and a $6,400 senior secured term loan (the “CIT Group Term Loan”, and collectively with the CIT Group Revolving Line of Credit, the “CIT Group Credit Facility”). The CIT Group Credit Facility matures on December 31, 2007. Effective on the same date, the Company obtained an $8,000 senior secured term loan from Hilco Capital LP (the “Hilco Term Loan”) and refinanced the $14,412 of aggregate term debt due to its principal stockholder. For details of the new financings, see Note 15.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Investments in joint ventures are accounted for under the equity method of accounting. All significant intercompany transactions and balances have been eliminated.

ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Principal estimates made by the Company include the estimated losses on disposal of discontinued operations, provisions to reduce inventory to the lower of cost or fair value, the estimated profit or loss to be recognized as aircraft maintenance, design and construction services are performed, the allowances for doubtful accounts and notes receivable, the realizability of its investment in affiliates, the recoverability of its long-lived assets and goodwill, medical benefit accruals, the estimated fair value of the facilities under capital leases, and the accruals for litigation and environmental costs. A principal assumption made by the Company is that inventory will be utilized in the normal course of business and may be held for a number of years.

RECLASSIFICATIONS

Certain amounts in the 2002 financial statements have been reclassified to conform with the 2003 presentation.

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

ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

The Company provides MR&O services to commercial airlines, air cargo carriers, distributors, maintenance facilities, corporate aircraft operators and other companies. The Company performs periodic credit evaluations of its customers’ financial conditions and provides allowances for doubtful accounts as required. Accrued sales not billed for aircraft maintenance services are billed on the basis of contract terms (which are generally on completion of an aircraft) and deliveries. Accrued sales not billed amounted to $11,247 and $9,320 at December 31, 2003 and 2002, respectively, and are included in accounts receivable in the accompanying consolidated balance sheets.

Additionally, billings in excess of costs approximated $2,275 and $3,205 at December 31, 2003 and 2002, respectively, and are included in other current liabilities in the accompanying consolidated balance sheets.

The Company’s top ten customers accounted for approximately 75.9%, 81.6%, and 76.4% of operating revenues, respectively, for the years ended December 31, 2003, 2002 and 2001. One customer accounted for 26.0%, 23.9%, and 31.8%, a second customer accounted for 17.1%, 18.3%, and 10.2%, a third customer accounted for 6.6%, 11.9%, and 9.1%, and a fourth customer accounted for 5.7%, 10.5%, and 6.6%, of operating revenues for the years ended December 31, 2003, 2002 and 2001, respectively. No other customer accounted for more than 10% of operating revenues during fiscal years 2003, 2002 and 2001. While the relative significance of any particular customer varies from period to period, the loss of, or significant curtailments of purchases of our services by, one or more of our significant customers at any time, would adversely affect our revenue and cash flow.

As of December 31, 2003, one customer accounted for 20.3%, a second customer accounted for 14.4%, a third customer accounted for 14.2%, and a fourth customer accounted for 10.6% of accounts receivable. As of December 31, 2002, one customer accounted for 17.4%, a second customer accounted for 15.3%, and a third customer accounted for 12.6% of accounts receivable. In each case, the largest customer is an airline that is currently in a proceeding under Chapter 11 of the United States Bankruptcy Code. As a result of these and other credit exposures identified within our customer base (including exposures relating to the Company’s largest customer), during the fourth quarter of 2002 the Company recorded additional bad debt provision of approximately $1,300.

INVENTORIES

Inventories, which consist primarily of new, overhauled, serviceable and repairable aircraft parts, are stated at the lower of cost or fair value on primarily a specific identification basis and aircraft parts usage analysis. In instances where bulk purchases of inventory items are made, cost is determined based upon an allocation by management of the bulk purchase price to the individual components. Expenditures required for the recertification of parts are capitalized as inventory and are expensed as the parts associated with the recertification are sold. Cost of inventory includes raw materials, labor and overhead. The Company maintains raw materials, work in progress and finished goods inventories in support of its operations. At December 31, 2003 and 2002, inventories consisted of the following:

	2003	2002
Finished goods	$14,268	$12,469
Work in progress	10,136	8,353
Raw materials	1,320	715
A-300 aircraft	—	94

	$25,724	$21,631

The Company records a valuation allowance to inventory to reduce the carrying value of its inventory to the lower of cost or market value. In determining fair value, the Company assumes that its inventory will be utilized in the normal course of business and not on a liquidation basis. Such inventory may be held for periods beyond one year. Provisions for reduction of inventory values during 2003, 2002, and 2001 were $265, $8,334, and $2,699, respectively.

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

There was no carrying value of equity investments on the consolidated balance sheets at December 31, 2003 and 2002. Summarized results of operations for equity investments for the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001
Net sales	$—	$—	$1,450
Gross profit	—	—	(215)
Net income (loss)	—	—	(215)

NOTES RECEIVABLE FROM KAV INVENTORY, LLC

The Company holds notes, aggregating $37,900, from KAV Inventory, LLC (“KAV”), a 50% owned limited liability company which acquired all of the aircraft and engine spare parts inventory and the engine inventory of the Company’s redistribution operation as discussed in Note 3. These notes bear interest at 14% and are subordinated in all respects to certain institutional financing of KAV. Because of the contingencies related to collectibility, recognition of interest income under the notes has been deferred and such interest will be recognized as collected, which will follow collection of all outstanding principal amounts. During 2001, for the reasons discussed in Note 3, the Company recorded a valuation allowance for the full value of these notes. Overall sales activities for this entity in 2003 and 2002 have been minimal.

EQUIPMENT ON LEASE

The Company previously leased equipment to customers in the airline industry on a worldwide basis through noncancellable operating leases ranging from one to ten year terms. Operating lease income has been recognized on a straight-line basis over the term of the underlying leases and is included in other operating revenue in the accompanying consolidated statements of operations. The cost of equipment on lease is amortized, principally on a straight-line basis, to the estimated remaining net realizable value over the shorter of the lease term or the economic life of the equipment. The Company has liquidated its leased assets portfolio as of December 31, 2003, with all equipment leases expiring, and the Company is no longer in the equipment leasing business. The cost and accumulated amortization of equipment on lease are as follows:

	December 31,
	2003	2002
Equipment on lease, at cost	$1,034	$1,034
Accumulated amortization	(1,034)	(1,034)

	$0	$0

Amortization expense on equipment on lease amounted to $0, $360, and $244, respectively, for the years ended December 31, 2003, 2002 and 2001.

FIXED ASSETS, NET

Fixed assets are stated at cost, and at December 31, 2003 and 2002, consisted of the following:

	Depreciable Life	2003	2002
Capitalized lease assets	25 & 40 years	$29,617	$29,617
Machinery and equipment	3 to 7 years	36,809	35,502
Furniture and fixtures	3 to 5 years	2,453	2,441
Leasehold improvements	Shorter of lease term or useful life	30,818	29,844

		99,697	97,404
Accumulated depreciation		(44,597)	(39,094)

		$55,100	$58,310

For financial reporting purposes, the Company provides for depreciation of fixed assets using the straight-line method at annual rates sufficient to amortize the cost of the assets less estimated salvage values over the assets’ estimated useful lives. Maintenance and repair expenditures are charged to expense as incurred, and expenditures for improvements and major renewals are capitalized. The carrying amounts of assets which are sold or retired and the related accumulated depreciation are removed from the accounts in the year of disposal, and any resulting gain or loss is reflected in the statement of operations. Depreciation expense amounted to $5,514, $5,170, and $6,768 respectively, for the years ended December 31, 2003, 2002 and 2001.

Impairments of long-lived assets are recognized when events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable and the Company’s estimate of undiscounted cash flows over the assets’ remaining estimated useful life are less than the assets’ carrying value. Measurement of the amount of impairment may be based upon appraisals, market values of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset. Due to the then current economic environment and the depressed status of the aviation industry, including the market for overhaul services relating to JT8D engines and components, heavy airframe maintenance relating to earlier generation aircraft and refurbishment of interiors, and based upon the results of operations of the Company, during the year ended December 31, 2001 the Company recognized charges totaling $15,690 relating to an impairment of leasehold improvements and fixed assets related to these operations, which is included in operating expenses in the consolidated statement of operations. Additionally, the Company recognized in 2001 a charge of $2,853 relating to impairment of leasehold improvements at another facility. Throughout fiscal years 2002 and 2003, the Company has reviewed the carrying value of long-term fixed assets for impairment and has concluded that the estimated future operating cash flows anticipated to be generated during the remaining life of these assets support the current net carrying value of these assets, thus, no impairment charges have been recorded for such periods.

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of Accounting Principles Board Opinion (APB) No. 30, “Reporting the Results Of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 was effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 effective January 1, 2002 with no material impact on its consolidated financial statements.

INTANGIBLE ASSETS

Costs associated with obtaining financing are included in the accompanying consolidated balance sheets as deferred financing costs and are being amortized over the terms of the loans to which such costs relate. Amortization of deferred financing costs included in continuing operations for the years ended December 31, 2003, 2002 and 2001 was $2,867, $5,527, and $5,875, respectively, and is included in interest expense in the accompanying consolidated statements of operations. During 2002, in conjunction with the Company’s capital and equity restructuring (see Note 10), deferred financing costs of $2,728 were written off. In accordance with SFAS No. 15, this charge was included as a reduction to the gain on restructuring of debt that was recorded and included within the accompanying consolidated statement of operations for the year ended December 31, 2002. The cost and accumulated amortization of deferred financing costs as of December 31, 2003 and 2002 is as follows:

	2003	2002
Original basis	$27,111	$24,860
Accumulated amortization	(25,521)	(22,654)

	$1,590	$2,206

Goodwill amortization expense was $0 for the fiscal years ended December 31, 2003 and 2002 and $1,900 for fiscal 2001.

As previously discussed, the then current economic environment and depressed status of the aviation industry, including the market for JT8D engine overhaul services, caused the Company to determine that the goodwill relating to its engine overhaul facility was impaired. Accordingly, during the year ended December 31, 2001, the Company recorded a charge of $6,397 to write off the carrying value of the goodwill, which is included in operating expenses in the accompanying consolidated statement of operations for the year ended December 31, 2001.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Intangible Assets.” SFAS No. 142 eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with defined lives and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 applies to goodwill and intangible assets arising from transactions completed before and after the Statement’s effective date of January 1, 2002 and requires that goodwill no longer be amortized, but tested for impairment at least annually. The Company recorded no goodwill amortization for the years ended December 31, 2003, 2002 and $1,900 for 2001. At December 31, 2003, the Company had goodwill of $26,124, which is subject to the new impairment tests prescribed under the statement. The Company adopted SFAS No. 142 on January 1, 2002. In accordance with SFAS No. 142, the Company has elected July 31st as it annual impairment assessment date. The Company has completed its initial impairment assessment as of January 1, 2002, and its annual impairment assessments as of July 31, 2002 and July 31, 2003, and has concluded that no impairment charge was required. Absent a significant change in the Company’s operating environment, the Company’s assessment of goodwill impairment will next be re-evaluated as of July 31, 2004 (the annual assessment date).

CUSTOMER DEPOSITS

In the normal course of its business, the Company may receive payments from customers in excess of costs that it has expensed on contracts. These deposits do not typically extend beyond a short-term period.

DEFERRED INCOME

Advance payments and deposits received on operating leases have been initially deferred and subsequently recognized as the Company’s obligations under the lease agreements are fulfilled. As previously discussed, as of December 31, 2002 all lease agreements have expired and the Company is no longer in the equipment leasing business.

As discussed in Note 6, during the fourth quarter of 2002 the Company sold its real estate and fixtures located at one of the Company’s subsidiaries to the Company’s principal stockholder. Simultaneous with this sale, the Company entered into a lease agreement with the principal stockholder for significantly all of these assets. As the lease agreement qualifies for sale-leaseback accounting, the Company has deferred the gain on sale of approximately $1,700 and will amortize this gain to income over the 10-year term of the lease agreement. The unamortized deferred income as of December 31, 2003 and 2002, which approximated $1,473 and $1,641, respectively, is reflected as deferred income within the accompanying consolidated balance sheets.

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

The following table illustrates the effects on net income and earnings per share if the Company had applied the fair value recognition of FASB Statement No. 123 to stock-based employee compensation:

	Years Ended December 31,
	2003	2002	2001
Net (loss) income – as reported	$(261)	$7,022	$(141,235)
Additional expense	(703)	(2,391)	(2,170)
Net (loss) income – pro forma	(964)	4,631	(143,405)
Net (loss) income per share, basic – as reported	(0.01)	0.27	(94.06)
Net (loss) income per share, diluted – as reported	(0.01)	0.03	(94.06)
Net (loss) income per share, basic – pro forma	(0.03)	0.18	(95.51)
Net (loss) income per share, diluted – pro forma	(0.03)	0.02	(95.51)

INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under SFAS 109, deferred tax assets or liabilities are computed based upon the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability from period to period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance would be included in the provision for deferred income taxes in the period of change. See Note 8.

FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, customer deposits, and liabilities and assets of discontinued operations approximate fair value due to the short maturity of the instruments and the provision for what management believes to be adequate reserves for potential losses. Management believes the fair values of the revolving loan, BofA Term Loan, and capital leases approximate the carrying amounts of the obligations in the accompanying consolidated balance sheets because management believes the interest rate of those obligations to be fair market interest rates. At December 31, 2003, the aggregate carrying value of the New Notes, Old Notes, Junior Notes, note payable to related party, and Amended Term Loan approximated $146,860, while the fair value of these obligations approximated $140,169.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Under Statement 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates Statement 4 and as a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. This Statement became effective for the Company on January 1, 2003. As a result of adoption, the Company has reclassified the 2002 gain of $27,279 on debt extinguishment to be included within continuing operations.

In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities”. This Interpretation was subsequently revised in December 2003. This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. An enterprise shall consolidate a variable interest entity, as defined, if that enterprise has a variable interest that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. Based on the revision performed in December 2003, this Interpretation becomes effective for the Company beginning with the first quarter of fiscal 2004 (ending March 31, 2004). The Company has evaluated this Interpretation and does not anticipate any material impact on the consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. This Statement establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. This Statement became effective for any financial instruments that the Company entered into or modified after May 31, 2003, and otherwise became effective for the Company on July 1, 2003. During fiscal 2003, the Company adopted SFAS No. 150 with no material impact on the consolidated financial statements.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Accounts receivable	$779
Inventory	1,366
Property and equipment, net	405
Other assets	107

Total assets acquired	$2,657

Accounts Payable	$324
Accrued Expenses	1,061

Total liabilities assumed	$1,385

The Company financed its purchase of Brice through a $1,300 loan from the Company’s principal stockholder. The principal stockholder also agreed to loan the Company additional amounts equal to the Company’s costs relating to the Brice acquisition and amounts required to fund any monthly shortfalls of earnings before interest, taxes, depreciation and amortization (EBITDA) from Brice’s operations (the “Keepwell” agreement). From the date of acquisition through May 14, 2003, there was approximately $60 of funding requirements. The Company’s note to its principal stockholder was unsecured, bore interest at LIBOR plus 5.5% and was due on the earlier of January 31, 2004 or the termination of the revolving credit facility. On May 14, 2003, in conjunction with the $6,050 term loan received from the Company’s principal stockholder, the terms of this $1,300 loan were modified. See Notes 5 and 15.

NOTE 3—SALE OF ASSETS AND OPERATING ENTITIES

In December 2003, the Company entered into an agreement to sell an idle facility located in Covington, Kentucky. This facility was previously part of the Company’s manufacturing operations and had no operations since fiscal 2000. The net sales price was $454 and is included within net assets of discontinued operations as of December 31, 2003 within the accompanying consolidated balance sheet. The resulting gain on this sale of $411 is included within income from discontinued operations within the accompanying consolidated statement of operations for the year ended December 31, 2003. The cash proceeds related to this sale were fully funded in February 2004. In addition, during fiscal year 2003 the Company recognized income from discontinued operations of approximately $2,770 resulting from the elimination and settlement of obligations relating to its redistribution operations and new parts bearings operations, both of which were sold in December 2000 and further discussed below, and changes in estimates of accurals for remaining exposures based on a continuous evaluation of such exposures.

In July 2002, the Company completed the sale of substantially all of the assets and business of its Aerocell Structures (“Aerocell”) operation. The net sales price was $9,600 (subject to the post-closing adjustments described below), of which $9,062 was received in cash at the closing. The results of operations for Aerocell are included within income from continuing operations through the date of its sale. The Company used the proceeds of the Aerocell sale to repay $7,000 of term loans and for working capital. See Note 5. Pursuant to the asset purchase agreement relating to the Aerocell sale, the Company represented to the buyer that the value of the Aerocell assets at the closing date were at least $11,700. The agreement provided procedures relating to the determination of the closing date value of the Aerocell assets and required a post-closing payment to the purchaser (on a dollar-for-dollar basis) if it was ultimately determined that the closing date value of the Aerocell assets were lower than the targeted amount. The Agreement also provided that certain funds held in escrow ($500) were to be held to support certain indemnification rights provided in the Agreement, and, provided that no claims for indemnity had been asserted, the funds being held in escrow were to be released one year after the Closing Date. There was also certain inventory of Aerocell which the Company would have to pay up to $200 in cash one year from the closing if that inventory was not sold or consumed by that date.

For all contingency exposures relating to the sale of Aerocell, which included working capital adjustments and inventory repurchases, the Company had recorded certain accruals as of December 31, 2002, in the aggregate amount of $455. During fiscal 2003, however, the Company entered into an agreement that globally settled all unresolved purchase price issues and inventory repurchase obligations. As part of this settlement, the Company released approximately $350 of the funds held in escrow to the purchaser. Further, as a result of the settlement, the Company was released from all contingencies for working capital adjustments and inventory repurchases. In light of the settlement, during fiscal 2003 the Company reversed all accruals for contingency exposures and has received the net cash amount of the escrow funds

(approximately $115). The total gain resulting from the settlement ($570) has been reflected within other income – net in the accompanying consolidated statement of operations for the year ended December 31, 2003.

In May 2001, the Company completed the sale of the assets of its Caribe Aviation (“Caribe”) component repair MR&O operation. The purchase price was $22,500, of which $21,750 was received in cash at the closing and the balance was received in 2002. The Company used $10,000 of the proceeds from the sale of Caribe to repay the borrowings under its then outstanding revolving credit facilities and $5,500 to repay borrowings under the Company’s then outstanding term loans. The balance, net of expenses of $460, was used for working capital. In addition, the purchaser acquired the real estate and facility on which the Caribe operation was located for an aggregate purchase price of $8,500. The proceeds from the sale of the real estate and facility were used to reduce the principal balance of the Company’s outstanding tax retention operating lease (“TROL”) financing. See Note 5.

During 2001, the Company recognized a gain on the sale of Caribe Aviation and income on a non-refundable lease deposit that had previously been recorded as a long-term liability totaling $7,868 in the aggregate. These amounts are recorded in other (income) expense in the accompanying consolidated statements of operations. In addition, during 2001 the Company received settlements on accounts receivable of its former redistribution operation that had previously been fully reserved. These collections, totaling $2,645, are recorded as an offset to the loss from discontinued operations in the accompanying consolidated statements of operations.

During 2000, the Company sold substantially all of the assets of its parts redistribution operation, its new parts operation and its manufacturing operations. The proceeds of these sales were used to repay senior indebtedness.

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

Consideration for the sale of inventory was comprised of cash of approximately $105,500 (borrowed by KAV from a financial institution without recourse to the Company other than the letter of credit referred to below), two senior subordinated notes, each in the principal amount of $13,700 (one of which was sold to Kellstrom in the second component of the Transaction for $13,700 in cash), and one junior subordinated note in the principal amount of $15,700. The notes bear interest at 14% per annum and are subordinated in all respects to KAV’s institutional financing. In addition, the Company issued an $8,500 letter of credit to secure, in part, KAV’s institutional financing (see discussion below). Further, the Company and Kellstrom each advanced $2,300 to KAV to allow it to pay fees and costs relating to its institutional financing. The Company and Kellstrom are entitled to receive reimbursement of these advances after payment of the institutional financing and prior to repayment of the senior subordinated notes.

KAV’s sole business is the liquidation of the inventory it acquired from the Company. As part of the Transaction, KAV entered into an agreement to consign all of its inventories to Kellstrom. The consignment agreement specifies that all of the proceeds from sales of the inventory, less a consignment commission to Kellstrom of 20%, will be used to pay interest and principal on KAV’s institutional debt. After the institutional debt is paid in full, proceeds from the sale of inventory would be used to reimburse the Company and Kellstrom for advances made to KAV to allow it to pay fees and costs relating to its institutional financing, to pay adjustment notes, if any, resulting from post closing adjustments to the closing date book value of the inventory or notes arising from a draw on the letter of credit and thereafter to pay interest and principal on the two $13,700 senior notes. Interest and principal on the $15,700 junior note would be paid from the remaining proceeds from the sale of inventory, less a 35% consignment commission to Kellstrom. Under the consignment agreement, the Company has approval rights relating to the sale price of certain inventory. Because of the uncertainty regarding the collection of the notes, interest income on the notes is not being recognized and the Company has established valuation allowances for the principal balance of the notes. The projections of cash distributions to the Company are highly dependent upon the timing of the sales and the sale prices obtained by the Purchaser for KAV’s inventory, and the Company presently believes it to be unlikely that any further amounts will ever be collected by the Company on these notes.

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

In July 2002, the Company closed on the transactions contemplated by the Post-Closing Resolution Agreement, dated as of June 10, 2002 (the “PCRA”) between the Company and Kellstrom. This settlement resolved and settled globally outstanding disputes between the Company and Kellstrom (the “Settlement”) relating to matters arising out of the Company’s December 2000 sale of substantially all of the assets of its redistribution operation to Kellstrom and which are discussed above.

As part of the Settlement:

a.	Kellstrom purchased certain furniture, fixtures and equipment (“FF&E”), approximately $7,700, net, from Aviation Sales Distribution Services Company (“ASDC”), a subsidiary of the Company, which equipment is being used by Kellstrom in the operation of its business;

b.	Kellstrom “put” certain uncollected, fully reserved accounts receivable, which were sold by ASDC to Kellstrom as part of the sale of the assets of the redistribution operation to the Company in accordance with the terms of the Asset Purchase Agreement, dated December 1, 2000, among Kellstrom, the Company and ASDC (the “APA”);

c.	Kellstrom and the Company resolved outstanding purchase price adjustment disputes under the APA;

d.	The Company and Kellstrom settled and setoff amounts (approximately $1,200) due and owing in the ordinary course between Kellstrom and the Company, including certain rental amounts owed by Kellstrom under the Miramar Lease (defined below);

e.	Kellstrom’s sub-lease (the “Miramar Lease”) of the Company’s 525,000 square foot Miramar, Florida warehouse and office facility (the “Miramar Facility”) was amended (the “Amended Kellstrom Lease”) to provide for a term of twenty (20) years with an annual minimum rental of $2,750 for the first five years, $3,000 for years six through ten and at fair market value thereafter (all subject to CPI increases). Further, the Amended Kellstrom Lease provides Kellstrom with a one-time right to terminate the Amended Kellstrom Lease upon the completion of the 7th lease year after the closing of the Settlement;

f.	The Non-Competition Agreement between the Company and Kellstrom was amended to, among other things, allow the Company’s Aerocell Structures flight surfaces MR&O operation to exchange flight surfaces with its customers and to allow the Company, during the six months following the completion of the Settlement, to sell up to $4,000 of aircraft parts in the open market; and

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

In December 2000, the Company completed the sale of the stock of its subsidiary, Aviation Sales Bearings Company. As part of the transaction, the Company retained certain accounts receivable and inventories. Such retained assets are being sold and collected pursuant to consignment and collection agreements executed with the purchaser. Due to the age of these receivables and inventory, the Company recorded a charge of $2,800 during the year ended December 31, 2001 to provide a full reserve against any uncollected receivables and inventory still on hand. Collection of these receivables and sales of these inventories are included within income (loss) of discontinued operations within the accompanying consolidated statements of operations.

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

The provision for loss on disposal of discontinued operations reflected in the accompanying consolidated statement of operations for 2001 of $9,386 includes the write-down of the assets of the operations to estimated net realizable values and accruals for certain liabilities offset by certain recoveries. No expected tax benefit has been recorded relating to the provision for loss on disposition as all loss carrybacks relating to the discontinued operations have been utilized and the Company has provided a full valuation allowance on its deferred tax assets (see Note 8).

A summary of the assets and liabilities of the discontinued operations as of December 31, 2003 and 2002 is as follows:

	2003	2002
Accounts receivable, net	$5	$—
Inventories, net	—	—
Fixed assets at net realizable value	454	—

Assets of discontinued operations	459	—
Accounts payable and accrued expenses	(228)	(3,524)
Notes payable	(50)	(50)

Liabilities of discontinued operations	$(278)	$(3,574)

The above asset amounts are net of valuation allowances of $5,015 and $9,466 as of December 31, 2003 and 2002, respectively.

NOTE 4—ADJUSTMENTS TO CARRYING VALUE OF CERTAIN ASSETS AND OTHER CHARGES

During the year ended December 31, 2001, the Company recorded charges totaling $14,862 relating to costs associated with a closed facility, environmental accruals, long-lived asset impairments, severance for certain employees and provisions for customer specific inventory. Of these charges, $643 is included in cost of sales and $14,219 is included in operating expense in the accompanying consolidated statements of operations for the year ended December 31, 2001. As of December 31, 2003 and 2002, $0 and $841, respectively, are included within accrued liabilities for the above identified exposures.

NOTE 5—LONG-TERM DEBT

Long-term debt at December 31, 2003 and 2002 consisted of the following:

	2003	2002
New Senior Subordinated Notes, due in 2006 interest (paid-in-kind) at 8.000% (“New Notes”)	$115,800	$115,800
Old Senior Subordinated Notes, due in 2008 interest at 8.125% (“Old Notes”)	16,247	16,247
Junior Subordinated Notes, due in 2007 interest (paid-in-kind) at 8.000% (“Junior Notes”)	3,063	2,613
Tax Retention Operating Lease Financing, due in 2005, interest at Prime plus 3.250% to 4.000% (7.250% to 8.000%) (“TROL”)	23,824	24,859
Amended Revolving Credit Facility, due in 2004 interest at Prime plus 3.000% (7.000%)	14,705	2,179
Term loan with a related party, due in 2006 interest (paid-in-kind) at 16.000%	8,250	—
Amended BofA Term Loan, due in 2004 interest at LIBOR plus 2.000% (3.380%)	5,000	5,000
Amended senior term loan with a financial institution, due in 2004, interest at 12%	3,500	3,500
Term loan with a related party, due in 2004 interest at LIBOR plus 5.500% (6.880%)	—	1,300

Total debt	190,389	171,498
Less – Current maturities	16,267	3,064

Total long-term debt	$174,122	$168,434

The above long-term debt includes the Company’s TROL financing arrangement, which was repaid in full on March 31, 2004 (see Note 15), but does not include other capital lease obligations. See Note 7 for a summary of the Company’s capital lease obligations. The aggregate maturities of long-term debt, adjusted for the refinancing completed in April 2004 and the repayment of the TROL financing arrangement completed in March 2004, for the five years subsequent to December 31, 2003 are $14,996, $1,164, $116,964, $8,944, $24,497, and $0 thereafter. Subsequent to December 31, 2003, the Amended Revolving Credit Facility, the Amended Senior Term Loan, the Amended BofA Term Loan and the term loan with a related party were refinanced. See Note 15.

8% SENIOR SUBORDINATED PIK NOTES DUE 2006

On February 28, 2002, in connection with the note exchange portion of the restructuring (see Note 10), the Company issued $100,000 face value in aggregate principal amount of 8.0% senior subordinated convertible paid-in-kind (“PIK”) notes (“New Notes”), which mature on December 31, 2006. The New Notes bear interest from the date of issuance and are payable at the Company’s option either in cash or paid-in-kind through the issuance of additional New Notes semiannually on June 30 and December 31 of each year. If the Company does not pay interest in cash as of an interest payment date, the Company will automatically be deemed to have paid such interest in-kind and additional New Notes in the amount of such interest payment will automatically be deemed to be outstanding from such date forward.

The New Notes are general unsecured obligations and are subordinated in right of payment to all current and future senior debt. The New Notes are fully and unconditionally guaranteed by substantially all of the Company’s existing subsidiaries and each subsidiary that will be organized in the future by the Company, unless such subsidiary is designated as an unrestricted subsidiary. Subsidiary guarantees are joint and several, full and unconditional, general unsecured obligations of the subsidiary guarantors. Additionally, there are no significant restrictions that would preclude the parent company from obtaining funds, either through loan or dividend, from the subsidiary guarantor. Subsidiary guaranties are subordinated in right of payment to all existing and future senior debt of subsidiary guarantors, including the Amended Credit Facility and the $5,000 BofA Term Loan, and are also effectively subordinated to all secured obligations of subsidiary guarantors to the extent of the assets securing their obligations, including the Amended Credit Facility, the $5,000 BofA Term Loan and the $8,250 related party term loan.

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

The New Notes are redeemable for cash at the Company’s option at the following percentages of par plus accrued interest on the par value through the date of redemption: 2004 — 73.0%, 2005 — 75.625% and 2006 — 77.5%. The New Notes also provide that the holders will receive an aggregate of 3,003 shares of common stock if the New Notes are redeemed in 2004, 2005 or 2006.

If the New Notes have not already been redeemed or repurchased, the New Notes, including those New Notes previously issued as paid-in-kind interest and all accrued but unpaid interest, will automatically convert on December 31, 2006 into an aggregate of 270,276 shares of common stock. Holders of New Notes will not receive any cash payment representing principal or accrued and unpaid interest upon conversion; instead, holders will receive a fixed number of shares of common stock and a cash payment to account for any fractional shares.

8 1/8% SENIOR SUBORDINATED NOTES DUE 2008

In 1998, the Company sold $165,000 of senior subordinated notes (“Old Notes”) with a coupon rate of 8.125% at a price of 99.395%, which mature on February 15, 2008. On February 28, 2002, $149,000 face value of these notes were cancelled as part of the note exchange in exchange for cash and securities, and substantially all of the covenants contained in the indenture relating to the remaining Old Notes was extinguished. As a result of the exchange offer and consent solicitation, $16,247 in aggregate principal amount, net of discount, of Old Notes remain outstanding at December 31, 2003 and 2002. See Note 10 for a description of the note exchange. Interest on the Old Notes is payable on February 15 and August 15 of each year. The Old Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt, including indebtedness outstanding under the Amended Credit Facility and the $5,000 BofA Term Loan, and under facilities that may replace such facilities in the future, and to the $8,250 related party term loan and the New Notes. In addition, the Old Notes are effectively subordinated to all secured obligations to the extent of the assets securing such obligations, including the Amended Credit Facility, the $5,000 BofA Term Loan, and the $8,250 related party term loan.

The Old Notes are fully and unconditionally guaranteed, on a senior subordinated basis, by substantially all of the Company’s existing subsidiaries and each subsidiary that will be organized in the future by the Company, unless such subsidiary is designated as an unrestricted subsidiary. Subsidiary guarantees are joint and several, full and unconditional, general unsecured obligations of the subsidiary guarantors. Additionally, there are no significant restrictions that would preclude the parent company from obtaining funds, either through loan or dividend, from the subsidiary guarantors. Subsidiary guarantees are subordinated in right of payment to all existing and future senior debt of subsidiary guarantors, including the Amended Credit Facility, $5,000 BofA Term Loan, the $8,250 related party term loan and the New Notes, and are also effectively subordinated to all secured obligations of subsidiary guarantors to the extent of the assets securing their obligations, including the Amended Credit Facility, the $5,000 BofA Term Loan, and the $8,250 related party term loan.

The senior subordinated notes are redeemable, at the Company’s option, in whole or in part, at any time after February 15, 2003, at the following redemption prices, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date: (i) 2004—102.708%; (ii) 2005—101.354%; and (iii) 2006 and thereafter—100%. Upon the occurrence of a change in control, the Company will be required to make an offer to repurchase all or any part of each holder’s senior subordinated notes at a repurchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the repurchase date. There can be no assurance that the Company will have the financial resources necessary to purchase the senior subordinated notes upon a change in control or that such repurchase will then be permitted under the Amended Credit Facility or any senior facility that replaces the Amended Credit Facility in the future.

8% JUNIOR SUBORDINATED PIK NOTES DUE 2007

As discussed in Note 7, the Company’s settlement of its outstanding class action litigation became effective on September 20, 2002. As part of this settlement agreement, the Company issued $4,000 face value in aggregate principal amount of the Company’s new junior subordinated convertible PIK notes (“Junior Notes”). These notes bear interest at 8% and mature on January 2, 2007. The Junior Notes bear interest from September 20, 2002 and are payable at the Company’s option either in cash or paid-in-kind through the issuance of additional notes semiannually on June 30 and December 31 of each year. If the Company does not pay interest in cash as of an interest payment date, the Company will automatically be deemed to have paid such interest in-kind and additional Junior Notes in the amount of such interest payment will automatically be deemed to be outstanding from such date forward. The Junior Notes have been recorded as of September 20, 2002 (the effective date) at the then current redemption value of $2,500. The discount is being accreted to the maturity redemption value, due in January 2007, of approximately $4,400. The Junior Notes are general unsecured obligations and are subordinated in right of payment to all current and future senior debt, including the Company’s Amended Credit Facility and the $5,000 BofA Term Loan, to the $8,250 related party term loan, and to the New Notes and the Old Notes.

The Junior Notes are redeemable for cash at the Company’s option at the following percentages of par plus accrued interest on the par value through the date of redemption: 2004 — 73.0%, 2005 — 75.625% and 2006 — 77.5%. The Junior Notes also provide that the holders will receive an aggregate of 104 shares of common stock if the Junior Notes are redeemed in 2004, 2005 or 2006.

If the Junior Notes have not already been redeemed or repurchased, the Junior Notes, including those Junior Notes previously issued as paid-in-kind interest and all accrued but unpaid interest, will automatically convert on January 2, 2007 into an aggregate of 9,320 shares of common stock. Holders of Junior Notes will not receive any cash payment representing principal or accrued and unpaid interest upon conversion; instead, holders will receive a fixed number of shares of common stock and a cash payment to account for any fractional shares.

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

The TROL financing arrangement was originally utilized to develop two facilities: (i) a corporate headquarters and warehouse facility, which is currently subleased to Kellstrom Aerospace, LLC, and (ii) a facility to house the Company’s Caribe operations, which was sold in May 2001. Substantially all of the Company’s subsidiaries have guaranteed the Company’s obligations under the lease. Additionally, the Company has an option to acquire the facility at the end of the lease for an option price as determined in the lease. Lease payments are currently at a rate of Prime plus 3.25% to 4.00% and the Company is responsible for all property taxes, insurance and maintenance of the property.

The TROL financing contains certain financial covenants regarding the Company’s financial performance and certain other covenants, which overall substantially mirror the covenant requirements under the Amended Credit Agreement, and provides for the termination of the TROL financing agreement and repayment of all debt in the event of a material adverse change in the Company’s business. At certain times during fiscal 2002 and during the first quarter of 2003, the Company was not in compliance with certain of the covenants contained in the TROL financing agreement. Additionally, as a result of a cross default provision (that has been subsequently modified to a cross acceleration provision within the May 14, 2003 amendment to these agreements) between the TROL financing agreement and the Amended Credit Agreement, for which the Company was also in violation of covenant requirements during fiscal 2002 and the first quarter of 2003, the Company was also in default of the TROL financing agreement. The lessor under the TROL financing agreement and senior lenders of the Amended Credit Facility, however, waived, and in certain instances amended, all such events of non-compliance and as of December 31, 2002 and March 31, 2003, the Company was in compliance with all covenant requirements, as amended. Additionally, as of December 31, 2003 the Company was in compliance with all financial covenant requirements under this agreement, as amended.

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

The Company and substantially all of its subsidiaries have guaranteed the repayment of the remaining $23,824 principal balance of the TROL financing. The TROL financing is secured by a lien on the real property and improvements comprising the facilities and on the fixtures therein. On February 5, 2004, the Company entered into a definitive agreement to sell its office and warehouse facility located in Miramar, Florida, which assets secure the $23,824 remaining principal balance on this TROL financing arrangement. This sale closed on March 31, 2004 and the TROL financing was repaid in full. See Note 15 for particulars.

SENIOR CREDIT FACILITIES

In April 2004, the Company refinanced all of its existing senior credit facilities. See Note 15 for particulars.

On July 12, 2002, the Company entered into an agreement amending and restating its senior credit facilities with a syndicate of four lenders led by Citicorp USA Inc. and UPS Capital Corporation pursuant to the terms of a Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”). Under the Amended Credit Agreement, the Company obtained a $30,000 senior secured revolving line of credit (the “Amended Revolving Credit Facility”) and a $7,000 senior secured term loan (the “Amended Term Loan” and collectively with the Amended Revolving Credit Facility, the “Amended Credit Facility”). Borrowings under the Amended Credit Facility were secured by a lien on substantially all of the Company’s assets and the borrowing base consists primarily of certain of the Company’s account receivables, inventory, and machinery and equipment.

The interest rate on the Amended Revolving Credit Facility was, at the Company’s option, (a) prime plus 3% per annum, or (b) LIBOR plus 4.5% per annum. The interest rate on the Amended Term Loan was 12% per annum. The Amended Revolving Credit Facility and the Amended Term Loan were due in full on January 31, 2004, but effective January 31, 2004, the maturity date of these loans was extended to July 31, 2004. See Note 15 for a discussion of the Company’s refinancing activities subsequent to December 31, 2003. The Amended Term Loan is due in quarterly installments of $500, commencing September 30, 2002, with the principal balance due in full on January 31, 2004 (extended to July 31, 2004). $3,500 of the Amended Term Loan was repaid from the proceeds of the Aerocell sale and has been applied first against current quarterly installments (current maturities) and second against long-term maturities.

The Amended Credit Agreement contained certain financial covenants regarding the Company’s financial performance and certain other covenants, including limitations on the amount of annual capital expenditures and the incurrence of additional debt, and provided for the termination of the Amended Credit Facility and repayment of all debt in the event of a material adverse change in the business or a change in control, as defined. A default and acceleration of repayment under the Amended Credit Facility could potentially result in repayment acceleration under other agreements to which we are a party, including the TROL financing agreement. Generally, the Amended Credit Agreement required mandatory repayments and reduction of the commitments thereunder from proceeds of a sale of assets or an issuance of equity or debt securities. Mandatory repayments were also required as a result of insufficient collateral to meet the borrowing base requirements thereunder or in the event the outstanding obligations under the Amended Credit Facility exceed the commitments thereunder. At certain times during fiscal 2002 and during the first quarter of 2003, the Company was not in compliance with certain covenants contained in the Amended Credit Agreement. The senior lenders, however, waived, and in some instances, amended all such events of non-compliance and as of December 31, 2002 and March 31, 2003, the Company was in compliance with all covenant requirements, as amended. Additionally, as of December 31, 2003, the Company was in compliance with all financial covenant requirements under this agreement, as amended. As of December 31, 2003, the outstanding aggregate amounts borrowed under the Amended Revolving Credit Facility was $14,705, the outstanding Amended Term Loan was $3,500, the amount of outstanding letters of credit under the Amended Revolving Credit Facility was $9,155, and availability under the Amended Revolving Credit Facility was $3,933.

On July 12, 2002, the Company also restructured its outstanding $10,000 senior secured term loan with Bank of America. $5,000 of this loan (the “$5,000 BofA Term Loan”) was due on January 31, 2004, but was refinanced by the Company principal stockholder and was extended to mature on July 31, 2004. This loan was further refinanced in April 2004 (see Note 15). The $5,000 BofA Term Loan bore interest at the rate of LIBOR plus 2% and was credit supported by two individuals, one of whom is the Company’s principal stockholder. Further, $2,500 of the original $10,000 BofA Term Loan, due August 14, 2002, was repaid from proceeds of the Aerocell sale. The $2,500 balance of the original BofA loan was repaid as described below. The $5,000 BofA loan was secured by a lien on substantially all of the Company’s assets.

At the July 2002 closing of the term debt refinancing, one of the parties, who had provided credit support for this loan and who is a former executive officer and director of the Company, paid Bank of America $2,500, reducing the Company’s obligation under its term loan arrangements with Bank of America from $10,000 to $7,500 (which amount was then restructured as set forth above). The Company transferred to this party a 100,000 square foot warehouse facility in Pearland, Texas, which had previously been utilized by the Company’s redistribution operation, in satisfaction of $1,500 of the loan (which is at least as favorable a price, based on a third party appraisal, for this property as could have been obtained from an unaffiliated third party). In addition, the Company agreed to pay the remaining $1,000 balance of this loan, with interest at the rate of 12% per annum, on the earlier of the Company’s sale of Aerocell or January 31, 2004. As a result of the completed sale of Aerocell on July 31, 2002, the Company repaid the outstanding $1,000 of this loan.

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

NOTE PAYABLE TO RELATED PARTY

On May 14 2003, the Company entered into an agreement with its principal stockholder pursuant to which the principal stockholder loaned the Company $6,050. This term loan has been used for working capital requirements. This related party term note has a three-year maturity, is secured debt and bears a 16%, quarterly compounding PIK interest coupon. From inception through December 31, 2003, all interest obligations of approximately $764 have been paid-in-kind and are included within other long-term liabilities within the accompanying consolidated balance sheet for the year ended December 31, 2003. Further, the $1,300 loan received from the principal stockholder in connection with the acquisition of Brice Manufacturing in October 2002 has been added to this $6,050 loan, and further, the Keepwell agreement, which the Company’s principal stockholder issued to the Company’s senior lenders in connection with the Brice Manufacturing acquisition and that required monthly funding of any EBITDA losses, was eliminated. Additionally, in September 2003, the Company agreed to increase the note relating to this loan by $900 reflecting the purchase from its principal stockholder of the aircraft parts inventory located at the Goodyear facility (which inventory was acquired by the Company’s principal stockholder in the AMS bankruptcy proceedings; see Note 6). Finally, this term loan from the Company’s principal stockholder contains cross acceleration provisions if the obligations to the Company’s senior lenders are accelerated.

In connection with the funding of the $6,050 term loan, the Company issued a warrant to its principal stockholder to acquire, for nominal consideration, 30% of the Company’s outstanding common stock (on a fully-diluted basis) as of the day the warrant is exercised. The warrant is exercisable on or before January 31, 2007. The warrant valuation, as determined by an independent business valuation specialist through a fair market value assessment of the Company, was recorded at $1,258 as of May 14, 2003. The Company has recorded the value of this warrant as deferred financing costs and is amortizing this amount to expense over the three year term of the related party loan.

This related party term loan was refinanced in April 2004. See Note 15 is for particulars.

NOTE 6—RELATED PARTY TRANSACTIONS

An entity controlled by the Company’s principal stockholder purchases aircraft for resale and lease, and the Company provides aircraft maintenance service work to that entity. Services provided to that entity are charged at not less then the rates that would be charged for such services to an unaffiliated third party. During 2003, the billings related to the services that were provided to such entity were approximately $588. The Company did not provide these services during 2002 or 2001. In addition, during 2003 the Company utilized an aircraft owned by its principal stockholder. All usage fees were no greater then would be charged by an unaffiliated third party. Expenses associated with this usage were $33 in 2003. The Company did not use this aircraft during 2001 or 2002.

During December 2002, an entity controlled by the Company’s principal stockholder acquired the operating assets of Aviation Management Systems, Inc. (“AMS”) located in Phoenix, Arizona. Additionally, this entity assumed a lease with the City of Phoenix for facilities previously leased by AMS at the Goodyear Airport. During 2003, the Company entered into an operating sublease agreement with the principal stockholder to operate the business in the facilities that were previously leased to AMS. The term of the sublease is for three years with rental payments of $432 annually. Under the sublease agreement, the Company is also responsible for insurance, taxes and charges levied by the City of Phoenix under the new lease. In addition, as discussed above, the Company has agreed to increase its related party term loan by $900 reflecting the purchase from its principal stockholder of the aircraft parts inventory located at the Goodyear facility (which inventory was acquired by the Company’s principal stockholder in the AMS bankruptcy proceedings). Further, subsequent to December 31, 2003, the Company entered into a lease with its principal stockholder with respect to certain equipment and tooling used at the Goodyear facility. The lease, which will be recorded as a capital lease, is for a three-year term and requires monthly payments of $74.

During October 2002, the Company sold its real estate and fixtures located at the Company’s Aircraft Interior Design, Inc. (AID) operation in Dallas, Texas, to the Company’s principal stockholder. The gross sale price for these assets was approximately $2,400, which was the estimated fair market value, based on a third party appraisal, on the sale date. Simultaneous with this sale, the Company entered into a lease agreement with the principal stockholder for substantially all of these assets. The term of this lease is ten years. Annual rental payments are approximately $300 per year, with the Company being responsible for, among other things, taxes, insurance and utilities. The sale and resulting leaseback qualify for sale leaseback accounting pursuant to SFAS No. 98, “Accounting for Leases”. The Company has deferred the gain on sale of approximately $1,700 and is amortizing this gain to income over the term of the lease agreement as an offset to rent expense. Deferred income within the accompanying December 31, 2003 and 2002 consolidated balance sheets includes $1,473 and $1,641, respectively, relating to this sale leaseback transaction. Additionally, for the portion of the real estate that was not included within the subsequent lease agreement, the Company recorded a gain of approximately $100 for the year ended December 31, 2002.

The Company leased its former corporate headquarters and warehouse in Miami, Florida (the “Miami Property”) from an entity controlled by a former director and former principal stockholder of the Company. The lease on the Miami Property called for annual payments in the amount of $893 expiring on December 2, 2014. In connection with the purchase of the Miami Property by the related party, the Company made an unsecured $2,466 loan to the related party, which bore interest at 8% per annum. The loan was being repaid in monthly installments with any remaining outstanding principal and interest due on December 2, 2004. In January 2001, the loan was sold to the current principal stockholder of the Company for 90% of the then outstanding principal balance of $2,006. In conjunction with the transaction, the Company granted to the current principal stockholder warrants to purchase 3 shares of common stock at an exercise price of $36.30 per share. The value of the warrants of $46 was charged to operating results and credited to additional paid-in capital. In March 2001, the Miami Property was sold and the Company was relieved of its remaining obligations under the lease agreement.

During 2003, 2002, and 2001, the Company leased certain real property from entities controlled by one of its former directors and executive officers. These facilities were previously utilized as the headquarters of two of the Company’s MR&O operations. The Company has subsequently moved out of these facilities and at December 31, 2003 is liable on only one of the facility lease agreements. The Company has in turn subleased this facility to a third party. Prior to fiscal 2003, this sublease arrangement was for only a portion of the Company’s lease term. During 2003, however, this sublease arrangement was extended through the full original lease term. As a result of this sublease extension, the Company eliminated a $300 accrual previously established for the shortfall in the operating lease commitment and the amount of the original sublease income. The reversal of this accrual is reflected as a reduction to operating expenses for the year ended December 31, 2003. Additionally, during 2001 and 2002, the Company utilized aircraft owned by an entity controlled by this former director and executive officer. Payments for all of these items were approximately $350, $300, and $400 in 2003, 2002, and 2001, respectively.

During 2003 and 2002, the Company utilized an aircraft owned by its Chief Executive Officer. All usage fees were no greater than would be charged by unaffiliated third parties and TIMCO’s fees for services on the aircraft were at its normal hourly rates. Expense associated with this use were $51 in 2003 and $272, net of services provided on the aircraft totaling $39, in 2002. This aircraft was sold by the Company’s Chief Executive Officer during 2003.

See Note 5 for terms and conditions of the Company’s $8,250 related party term loan, which includes the $1,300 Brice acquisition loan, from its principal stockholder. Also see Note 5 for a description of debt guarantees by certain directors and principal stockholders in connection with the original $10,000 term loan and the $5,000 Amended Term Loan to the Company and for a description of credit support provided by certain stockholders in connection with an amendment to the TROL financing lease.

NOTE 7—COMMITMENTS AND CONTINGENCIES

LITIGATION AND CLAIMS

In 2000, several suits were filed against the Company, certain of its former officers and directors, and its former auditors, in the United States District Court for the Southern District of Florida. These suits, which were consolidated into a single lawsuit, alleged violations of Sections 11 and 15 of the Securities Act of 1933 (“Securities Act”) and Sections 10(b) and 20(a) of, and Rule 10b-5 under, the Securities Exchange Act of 1934 (“Exchange Act”). Among other matters, the consolidated complaint, as amended, alleged that the Company’s reported financial results in 1997, 1998 and 1999 were materially misleading and violated generally accepted accounting principles. The amended consolidated complaint sought damages and certification of two classes, one consisting of purchasers of the Company’s common stock in the Company’s June 1999 public offering and one consisting of purchasers of the Company’s common stock during the period between April 30, 1997 and

April 14, 2000. During the first quarter of 2000, the U.S. Securities and Exchange Commission initiated an inquiry into the Company’s accounting for certain transactions occurring prior to 2000. The Company has cooperated with the SEC in its inquiry.

In May 2002, the Company entered into an agreement to settle the class action suit without any admission by the defendants of liability or wrongdoing. Under the settlement agreement, the fairness of which was approved by the District Court in August 2002, the Company has paid $11,500 in cash, all of which has been paid by the Company’s directors’ and officers’ liability insurance carrier, and has issued certain securities, as described, in full settlement of the claims. The securities issued are: (i) 1,250 shares of the Company’s authorized but unissued common stock, (ii) $4,000 of the Company’s new 8% Junior Subordinated Convertible PIK Notes due 2007 (with terms similar to, but structurally subordinated to, the New Notes, and structurally subordinated to the Old Notes), and (iii) five-year warrants to purchase 4,150 shares of the Company’s common stock at an exercise price of $5.16 per share, which are exercisable upon grant. The settlement became effective on September 20, 2002.

All securities issued as part of the settlement have been presented within the accompanying consolidated financial statements as issued and outstanding as of September 20, 2002. For the year ended December 31, 2002, the Company recorded an aggregate charge of $4,410 related to the value of the securities issued in this settlement.

In November 2001, the Company had been sued by several former employees of its Oscoda, Michigan heavy airframe maintenance operation, on behalf of themselves and purportedly on behalf of a class of similarly situated employees, for alleged violations of the Worker Adjustment and Retraining Notification Act in connection with its spring 2001 temporary closure of that operation. The suit, which was filed in the U.S. District Court for the Eastern District of Michigan, sought back pay (including salary and accrued vacations) and other benefits for each of the affected employees for a sixty day period after such employees were terminated. In November 2002, the Company entered into a settlement agreement relating to this suit, for which the fairness of this settlement was approved by the U.S. District Court and by the former employees. As part of the settlement, the Company agreed to pay these former employees $1,150. As of December 31, 2003, this settlement has been fully funded, and as such, without any admission of liability or wrongdoing, all outstanding claims against the Company have been dismissed. As of December 31, 2003 and 2002, $0 and $1,150, respectively, are included within accrued expenses within the accompanying consolidated balance sheets relating to this lawsuit.

The Company is also involved in various other lawsuits and contingencies arising out of its operations in the normal course of business. In the opinion of management, the ultimate resolution of these other claims and lawsuits will not have a material adverse effect upon the financial condition or results of operations of the Company.

SETTLEMENT WITH KELLSTROM

In July 2002, the Company closed on the transactions contemplated by the Post-Closing Resolution Agreement, dated as of June 10, 2002 (the “PCRA”) between the Company and Kellstrom Industries, Inc. (“Kellstrom”). The settlement resolved and settled globally the outstanding disputes between the Company and Kellstrom (the “Settlement”) relating to matters arising out of the Company’s December 2000 sale of substantially all of the assets of its redistribution operation to Kellstrom. See Note 3 for a full description of the terms of the Settlement.

ENVIRONMENTAL MATTERS

The Company is taking remedial action pursuant to Environmental Protection Agency and Florida Department of Environmental Protection (“FDEP”) regulations at TIMCO-Lake City. Ongoing testing is being performed and new information is being gathered to continually assess the impact and magnitude of the required remediation efforts on the Company. Based upon the most recent cost estimates provided by environmental consultants, it is estimated that the total remaining testing, remediation and compliance costs for this facility will be approximately $810. As a result of these most recent cost estimates, the Company reduced its overall environmental exposure to $810 and has recorded a $400 benefit by reducing a portion of this environmental accrual. This reduction is reflected as a offset to operating expenses for the year ended December 31, 2003. Additionally, the Company has secured an insurance policy to comply with the financial assurances required by the FDEP.

Testing and evaluation for all known sites on TIMCO-Lake City’s property is substantially complete and the Company has commenced a remediation program. The Company is currently monitoring the remediation, which will extend into the future. Based on current testing, technology, environmental law and clean-up experience to date, the Company believes that it has established an accrual for the estimated costs associated with its current remediation strategies. Additionally, there are other areas adjacent to TIMCO-Lake City’s facility that could also require remediation. The Company does not believe that it is responsible for these areas; however, it may be asserted that the Company and other parties are jointly and severally liable and are responsible for the remediation of those properties.

In addition to recording a $400 benefit as a result of revised environmental estimates by the Company’s environmental consultants for its Lake City facility (as discussed above), during 2003 the Company also eliminated a $300 environmental accrual that had been established for property sold in a prior year, as it was determined in 2003 that the Company no longer had any environmental exposures for this property. Accrued expenses in the accompanying December 31, 2003 and 2002 consolidated balance sheets includes $810 and $1,474 related to obligations to remediate the environmental matters described above. Future information and developments will require the Company to continually reassess the expected impact of the environmental matters discussed above. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. These uncertainties include the extent of required remediation based on testing and evaluation not yet completed and the varying costs and effectiveness of remediation methods. In the opinion of management, the ultimate resolution of these environmental exposures will not have a material adverse effect upon the financial condition or results of operations of the Company.

OTHER MATTERS

In connection with a previously outstanding term loan, the Company granted one of its lenders common stock purchase warrants to purchase 13 shares of the Company’s common stock exercisable for par value at any time until December 31, 2005. The warrants entitle the holder to require the Company to repurchase the warrants or common shares issued upon prior exercise of the warrants at $85.00 per share. As of December 31, 2003, the lender has not required the Company to repurchase any warrants. The Company recorded the value of these warrants as additional deferred financing costs and accrued expenses and amortized the deferred financing cost to interest expense over the original term of the loan (August 2002). If the repurchase right relating to these warrants were to be exercised in full, the Company would be obligated to pay its lender an aggregate of $1,097. This aggregate obligation is included within accrued expenses in the accompanying December 31, 2003 and 2002 consolidated balance sheets. In April 2004, in connection with the refinancing of its senior debt, the Company settled its repurchase obligation. See Note 15.

On June 30, 2003, the Company entered into a long-term purchase agreement for various inventory components to be used in the Company’s Oscoda, Michigan engine center. Contingent upon the achievement of guaranteed sales volume to the Company by the third party supply vendor, the Company has committed to this vendor to purchase an aggregate of $2,800 of inventory components over an approximate two-year period. An initial inventory purchase of $500 took place on June 30, 2003. The residual inventory purchase obligation of $2,300 will occur in $100 monthly increments. These monthly purchase commitments will first be reduced by inventory used in the normal course of business that is currently on consignment from this third party supplier. Additionally, as a result of this agreement and modifications made to an accounts receivable due from this vendor within the operating agreement, the Company eliminated the need for a reserve of $300 against this receivable balance. During fiscal 2003, the third party supply vendor did not achieve the guaranteed sales volume levels and thus was in default of this purchase agreement. The Company is currently considering its options with respect to this default.

During 2003, the Company terminated a lease agreement with a third party for an abandoned facility in Burnsville, Minnesota. As a result of this lease termination, the Company eliminated a $300 accrual previously established for its operating lease commitment.

The Company has employment agreements with most of its executive officers and certain key employees. The employment agreements provide that such officers and key employees may earn bonuses, based upon a sliding percentage scale of their base salaries, provided the Company achieves certain financial operating results, as defined. Further, certain of these employment agreements provide for certain severance benefits in the event of a change of control.

The Company leases certain buildings and office equipment under operating lease agreements. For the years ended December 31, 2003, 2002 and 2001, rent expense under all leases amounted to $4,692, $4,721, and $6,398, respectively.

Minimum rental commitments under all leases with remaining non-cancellable lease terms of one year or more as of December 31, 2003 are as follows:

Years Ending December 31,	Operating Leases	Capital Leases
2004	$4,636	$3,229
2005	4,540	23,807
2006	4,245	432
2007	3,800	432
2008	3,341	432
Thereafter	22,242	4,498
Interest	—	(5,132)

	$42,804	$27,698

Included within the above operating lease commitments are obligations to related parties of $286 for fiscal years 2004 through 2006, $300 for fiscal years 2007 and 2008, and $1,126 thereafter. Included within the above amounts for capital lease obligations are obligations included within the Company’s TROL financing arrangement. This obligation, which approximated $23,824 as of December 31, 2003, has been paid in full subsequent to year-end and is further discussed within Note 5. Additionally, while not reflected as reductions to the rental commitments above, the Company has sublease income (as related to the non-cancellable lease term) related to the property financed by the TROL financing arrangement of $2,750 for each year 2004 through 2006, $2,875 for 2007, $3,000 for 2008, and $1,500 thereafter. With the sale of the assets securing the TROL financing arrangement subsequent to December 31, 2003, this sublease income has been terminated. See Note 15.

NOTE 8—INCOME TAXES

Income tax (benefit) expense relating to continuing operations for the years ended December 31, 2003, 2002 and 2001 consists of the following:

	2003	2002	2001
Current
Federal	$(1,339)	$(3,800)	$621
State	353	—	—

	(986)	(3,800)	621

Deferred
Federal	—	—	—
State	—	—	—

	—	—	—

Income tax (benefit) expense related to continuing operations	$(986)	$(3,800)	$621

The entire balance of the income tax (benefit) expense reflected above for fiscal years 2003, 2002, and 2001 relates to continuing operations. There was no income tax (benefit) or expense for the Company’s discontinued operations for fiscal years 2003, 2002, or 2001.

The tax effects of temporary differences that give rise to significant portions of net deferred tax assets as of December 31, 2003 and 2002 are as follows:

	December 31,
	2003	2002
Deferred tax assets, net:
Allowance for doubtful accounts	$10,851	$13,881
Accruals	1,131	4,129
Write down of investment	4,748	4,748
Inventories	6,946	8,201
Property and equipment	6,797	4,428
Net operating loss/credit carry forwards	19,523	13,207
Other	(451)	(929)

	49,545	47,665
Less valuation allowance	(49,545)	(47,665)

Net deferred tax assets	$-0-	$-0-

As of December 31, 2003, the Company had federal net operating loss carryforwards of $49,233, $1,806 relating to pre-restructuring activities and $47,427 relating to post-restructuring activities. After the carryback of net operating losses to prior years and the completion of the note exchange and rights offering (see Note 10), the amount of pre-restructuring net operating loss carryforwards available for use by the Company after February 28, 2002 was limited to $1,806, which may be utilized at a rate of approximately $90 per year, plus net operating losses generated from March 1, 2002 through December 31, 2002 and those net operating losses generated in fiscal year 2003. Net operating losses not currently utilized may be carried forward for 20 years. As of December 31, 2003, the Company has established a full valuation allowance to offset net deferred tax assets due to the uncertainty as to whether these net deferred tax assets will be utilized.

The reconciliation of the federal statutory rate and the Company’s effective tax rate on continuing operations is as follows for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Federal income tax (benefit) at the statutory rate	(35.0)%	(35.0)%	(35.0)%
Increase in tax rate resulting from:
Losses not currently utilized	35.0	35.0	35.0
Completion of IRS examinations	(23.8)	—	—
State income taxes, net of federal tax benefit	7.8	—	—
Temporary change in tax legislation	—	(401.3)	—
Other	(3.9)	—	0.4

Effective income tax rate	(19.9)%	(401.3)%	0.4%

During 2003, the Internal Revenue Service (“IRS”) completed examinations of the Company’s 1996, 1997, 1998 and 1999 federal income tax returns. The completion of these examinations resulted in the elimination of a $1,000 accrual for tax exposure matters and the establishment of a $177 income tax receivable. The impact of these adjustments was a combined benefit of $1,177. The Company also provided for state income tax exposures of $388. In addition, the Company recognized an income tax benefit of $197 for the receipt of miscellaneous federal and state carryback refunds. The aggregate net benefit of these events ($986) is included within the income tax benefit within the accompanying consolidated statement of operations for the year ended December 31, 2003.

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

NOTE 9—WEIGHTED AVERAGE SHARES

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

	Years Ended December 31,
	2003	2002	2001
Weight average shares outstanding used in calculating basic earnings per share	31,641	26,015	1,502
Effect of dilutive options and warrants	—	229,471	—

Weighted average common and common equivalent shares	31,641	255,486	1,502

Options and warrants outstanding which are not included in the calculation of diluted earnings per share because their impact is antidilutive	302,394	10,574	437

NOTE 10—NOTE EXCHANGE AND RIGHTS OFFERING

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

In the rights offering, the Company sold 12,000 shares of common stock to the existing stockholders (including Mr. Harber), and Mr. Harber purchased the balance of the shares (12,000 shares) pursuant to his obligation to purchase unsold allotments. In the Note Exchange, the Company exchanged approximately $149,000 face value of Old Notes (approximately 90% of the Old Notes) for $5,100 in cash, and all of the New Notes, shares and warrants described above. The Company used the net proceeds of the rights offering, approximating $10,000 after payment of the cash proceeds of the Note Exchange, accrued interest on the Old Notes not tendered, and expenses of the restructuring, to reduce trade payables and to provide working capital for the Company’s ongoing business operations. The restructuring has been recorded in accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.” As a result of the restructuring, the Company recognized a gain of $27,279, in the first quarter of 2002. Additionally, due to the application of SFAS No. 15, the Company will no longer record interest expense on the New Notes, as the New Notes are carried at their maximum potential cash redemption value (including interest) through their maturity. This maximum potential cash redemption value equates to the present value, through 2006, of the $100,000 notes plus the value of stock to be issued upon redemption of these notes in 2006. For a description of the terms of the New Notes, see Note 5.

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

NOTE 11—STOCK OPTION PLANS

Effective on November 13, 2003, the Company adopted the 2003 Stock Incentive Plan pursuant to which officers, directors, key employees and independent contractors or consultants can receive options to purchase up to 5,800 shares of the Company’s common stock. No further options will be granted under the Company’s 2001 Stock Option Plan, 1996 Stock Option Plan or the Company’s 1996 Director Stock Option Plan. Any shares of common stock reserved for issuance upon the exercise of options that were not issued under such plans were cancelled. The terms of any option issued under the 2001 Stock Option Plan, the 1996 Stock Option Plan and the 1996 Director stock option plan, however, will continue to be governed by such plans and by the option agreements currently in effect for such options.

Pursuant to the 2003 Stock Incentive Plan, an aggregate of 5,800 shares of the Company’s common stock are reserved for issuance upon exercise of options granted. Pursuant to the 2001 Stock Option Plan, an aggregate of 2,400 shares of the Company’s common stock was reserved for issuance upon exercise of options granted. Pursuant to the 1996 Director Stock Option Plan, options to acquire a maximum of the greater of 15 shares or 2% of the number of shares of Common Stock then outstanding could have been granted to directors of the Company. Pursuant to the 1996 Stock Option Plan, options to acquire a maximum of the greater of 225 shares of Common Stock or 15% of the number of shares of Common Stock then outstanding could have been granted to executive officers, employees (including employees who are directors), independent contractors and consultants of the Company. Pursuant to the 2003 Stock Incentive Plan, the 2001 Stock Option Plan, the 1996 Director Stock Option Plan, and the 1996 Stock Option Plan (collectively “the Plans”), the price at which the Company’s common stock may be purchased upon the exercise of options granted under the Plans will be required to be at least equal to the per share fair value of the Common Stock on the date the particular options are granted. Options granted under the Plans may have maximum terms of not more than ten years. Generally, options granted under the Plans may be exercised at any time up to three months after the person to whom such options were granted is no longer employed or retained by the Company or serving on the Company’s Board of Directors.

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

On February 28, 2002, in conjunction with the completion of the Company’s capital restructuring (see Note 10), the Company granted certain executive officers the option to purchase 1,700 shares of common stock at $0.83 per share, with one-third of the options vesting upon grant, one-third of the options granted vesting on February 28, 2003, and one-third of the options granted vesting on February 28, 2004. Also, on March 20, 2002, after completion of the Company’s capital restructuring, the Company granted certain members of management the option to purchase 488 shares of common stock at $1.02 per share, with one-third of the options vesting upon grant, one-third of the options granted vesting on March 20, 2003, and one-third of the options granted vesting on March 20, 2004. Both the grant to the Company’s executive officers and to members of the Company’s management were made under the 2001 Stock Option Plan.

In addition to the options granted under the 2001 Stock Option Plan, on March 20, 2002, the Company granted an executive officer the option to purchase 800 shares of common stock at $1.02 per share, with one-third of the options vesting upon grant, one-third of the options granted vesting on March 20, 2003, and one-third of the options granted vesting on March 20, 2004. These options were initially granted outside of any plan. Effective with the adoption of the 2003 Stock Incentive Plan on November 13, 2003, however, the grant of these 800 options have become subject to the terms of the 2003 Stock Incentive Plan for all purposes.

The following summarizes outstanding stock options:

		Weighted
		Average
	Total	Exercise Price
Outstanding at December 31, 2000	212	226.30
Granted	61	41.50
Cancelled	—	—

Outstanding at December 31, 2001	273	184.74
Granted	3,163	.92
Cancelled	—	—

Outstanding at December 31, 2002	3,436	15.54
Granted	125	0.47
Cancelled	—	—

Outstanding at December 31, 2003	3,561	15.02

Options exercisable
At December 31, 2003	2,423	21.86
Available to grant under Plans at December 31, 2003	4,913

The following table summarizes information about outstanding and exercisable stock options at December 31, 2003:

			Outstanding Weighted Average		Exercisable Weighted Average
Range of Exercise				Remaining Contractual
Prices			Shares	Life (in years)	Shares	Exercise Price
$0.33	—	$10.00	3,288	3.3	2,150	0.91
10.01	—	100.00	122	7.0	122	41.27
100.01	—	200.00	37	4.7	37	169.93
200.01	—	300.00	35	4.4	35	255.90
300.01	—	420.00	79	4.8	79	389.78

$0.33	—	$420.00	3,561	3.4	2,423	$21.86

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

Using the Black-Scholes option pricing model, the Company’s pro forma net income (loss), pro forma earnings (loss) per share and pro forma weighted average fair value of options granted, with related assumptions, are as follows:

	Years Ended December 31,
	2003	2002	2001
Pro forma net (loss) income	$(964)	$4,631	$(143,405)
Pro forma basic (loss) earnings per share	(0.03)	0.18	(95.51)
Pro forma diluted (loss) earnings per share	(0.03)	0.02	(95.51)
Risk free interest rates	3%	4%	5%
Expected lives	4-10 years	4-10 years	7-10 years
Expected volatility	70%	70%	79%
Weighted average grant date fair value	$0.28	$0.57	$34.82
Expected dividend yield	0%	0%	0%

In addition to the stock options discussed above, the Company has an aggregate of 25,380 of stock warrants outstanding at December 31, 2003. This amount includes the balance that would be issued as of December 31, 2003, through the exercise of the warrant issued to our principal stockholder. See Note 5.

NOTE 12—401(K) SAVINGS PLAN

Effective January 1, 1995, the Company established a qualified defined contribution plan (the “Plan”) for eligible employees. The Plan provides that employees may contribute up to the maximum percent of pretax earnings as allowed by the U.S. tax code and the Company may elect, at its discretion, to make contributions to the Plan in any year. During 2003, 2002, and 2001, the Company did not make any contributions to the Plan. The Company does not provide retired employees with health or life insurance benefits.

NOTE 13-IMPACT OF ADOPTING SFAS No. 142, “GOODWILL AND OTHER INTANGIBLE ASSETS”

Effective January 1, 2002, the Company has adopted SFAS No. 142. The impact of adopting this Statement and the discontinuance of recording goodwill amortization expense is as follows:

	2003	2002	2001
	(In thousands, Except Share Data)
Reported net (loss) income	$(261)	$7,022	$(141,235)
Add back: goodwill amortization	—	—	1,900

Adjusted net (loss) income	(261)	7,022	(139,335)

Basic (loss) earnings per share:
Reported net (loss) income	$(0.01)	$0.27	$(94.06)
Goodwill amortization	$—	$—	$1.27

Adjusted net (loss) income	$(0.01)	$0.27	$(92.79)

Diluted (loss) earnings per share:
Reported net (loss) income	$(0.01)	$0.03	$(94.06)
Goodwill amortization	$—	$—	$1.27

Adjusted net (loss) income	$(0.01)	$0.03	$(92.79)

NOTE 14—QUARTERLY FINANCIAL DATA (UNAUDITED)

Results for the quarterly periods in the years ended December 31, 2003, 2002 and 2001 are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except earnings (loss) per share)
2003
Operating revenues	$51,284	$52,112	$64,309	$74,809
Gross profit	3,519	1,575	5,426	5,663
Income (loss) from continuing operations	68	(2,865)	246	(1,416)
Income from discontinued operations	251	2,838	99	518
Net income (loss)	319	(27)	345	(898)
Diluted income (loss) per share from continuing operations	0.00	(0.09)	0.00	(0.04)
Diluted income per share from discontinued operations	0.00	0.09	0.00	0.02
Diluted net income (loss) per share	0.00	0.00	0.00	(0.03)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except earnings (loss) per share)
2002
Operating revenues	$57,534	$48,300	$33,852	$42,287
Gross profit (loss)	6,246	5,106	(1,419)	(7,665)
Income (loss) from continuing operations	20,619	(456)	(1,198)	(16,112)
Income from discontinued operations	232	691	2,545	701
Net income (loss)	20,851	235	1,347	(15,411)
Diluted income (loss) per share from continuing operations	0.20	(0.01)	(0.04)	(0.51)
Diluted income per share from discontinued operations	—	0.02	0.08	0.02
Diluted net income (loss) per share	0.20	0.01	0.04	(0.49)

NOTE 15—SUBSEQUENT EVENTS

Commencing January 30, 2004, the Company entered into a series of two amendments and limited waiver agreements pursuant to which the maturity date of all of the Company’s existing senior revolving credit and term loan facilities were extended until July 31, 2004. As discussed in Note 5, the Company’s existing senior revolving credit and term loan facilities had been scheduled to expire on January 31, 2004. In addition, the Company had a $5,000 term loan with BofA, which had always been credit supported by various parties, including the Company’s principal stockholder, and which was scheduled to mature on January 31, 2004. In connection with the above-described short-term extension of the revolving credit and term loan facilities, the Company’s principal stockholder repaid BofA and agreed to extend the term of this loan until July 31, 2004.

On April 8, 2004, the Company closed on a refinancing of its senior debt as contemplated by a financing agreement dated April 5, 2004. Under the agreement with the CIT Group, the Company obtained a $35,000 senior secured revolving line of credit (the “CIT Group Revolving Line of Credit”) and a $6,400 senior secured term loan (the “CIT Group Term Loan”, and collectively with the CIT Group Revolving Line of Credit, the “CIT Group Credit Facility”). The Company used the proceeds from the CIT Group Credit Facility to repay in full amounts outstanding under its Amended Revolving Credit Facility, to repay the warrant repurchase obligation due to a previous lender (as described below and in Note 7) and for working capital.

The CIT Group Revolving Line of Credit is due December 31, 2007 and bears interest, at the Company’s option, at (a) Prime plus an advance rate ranging from 0.00% to 0.75% with the advance rate contingent on the Company’s leverage ratio, or (b) LIBOR plus an advance rate ranging from 2.50% to 4.00% with the advance rate contingent on the Company’s leverage ratio. The CIT Group Term Loan is due in quarterly installments of $291, commencing on October 1, 2004, with the final quarterly installment due on December 31, 2007. The CIT Group Term Loan bears interest at the prevailing rate of the CIT Group Revolving Line of Credit plus one percent. Also, the CIT Group Credit Facility contains certain financial covenants regarding the Company’s financial performance and certain other covenants, including limitations on the incurrence of additional debt. In addition, an event of default under the Hilco Term Loan (described below) will also result in a default under the CIT Group Credit Facility. Borrowings under the CIT Group Credit Facility are secured by a lien on substantially all of the Company’s assets. Borrowings under the CIT Group Revolving Line of Credit are based on a borrowing base formula that takes into account the value of the Company’s receivables and inventory from time to time. Further, the amount the Company can borrow under the CIT Group Revolving Line of Credit is affected by various availability reserves that are established by the lenders under the financing agreement and the Company’s borrowings under the CIT Group Revolving Line of Credit are capped based on the ratio of the Company’s debt to EBITDA and by the maximum amount of the CIT Group Revolving Line of Credit. At April 8, 2004, the Company’s availability under the CIT Group Revolving Line of Credit was $10,371.

Additionally, simultaneous with its obtaining the CIT Group Credit Facility, the Company borrowed $8,000 from Hilco Capital LP (the “Hilco Term Loan”). The Company used the proceeds from the Hilco Term Loan to repay amounts outstanding under its Amended Revolving Credit Facility and Amended Term Loan. The Hilco Term Loan matures on December 31, 2007 and bears interest at Prime plus an advance rate ranging from 3.00% and 6.00% with the advance rate contingent upon our meeting (from time to time) a ratio of the Company’s secured debt to EBITDA. In addition, the Hilco Term Loan bears PIK interest ranging from 2.00% to 5.00% with the prevailing rate also being contingent upon the ratio of the Company’s level of secured debt to EBITDA. At no time during the term of the Hilco Term Loan, however, will the combined cash and PIK interest rates be less then 9.00% nor greater then 18.00% per annum. Also, the Hilco Term Loan contains certain financial covenants regarding the Company’s financial performance and certain other covenants, including limitations on the incurrence of additional debt. In addition, an event of default under the CIT Group Credit Facility (described above) will also result in a default under the Hilco Term Loan. Borrowings under the Hilco Term Loan are secured by a lien on substantially all of the Company’s assets.

In connection with the CIT Group Credit Facility and the Hilco Term Loan, the Company paid aggregate fees of approximately $2,500. These will be amortized, starting in the second quarter of 2004, over the term of the new loans.

In connection with the refinancing, the Company settled its warrant repurchase obligation to its prior lender by paying $870 in cash.

Finally, on April 8, 2004, the Company refinanced (effective March 31, 2004) all of its previously outstanding debt (principal plus accrued and unpaid interest) with its principal stockholder with a new $14,412 term loan due on January 31, 2008 (the “LJH Term Loan”). The LJH Term Loan combines the $5,000 loan which replaced the BofA term loan, the $6,050 related party term loan made in May 2003, the $1,300 loan relating to the Brice acquisition, the $900 obligation related to the AMS inventory purchase, and PIK interest previously paid on these obligations. See Notes 5 and 6 for particulars. The LJH Term Loan bears interest at 18% per annum, 6% of which is payable in cash and the balance of which will be PIK. The LJH Term Loan is pari-passu with the New Notes, but is secured. The LJH Term Loan also contains cross acceleration provisions if the obligations to the CIT Group and Hilco are accelerated.

On March 31, 2004, the Company closed on the sale of its office and warehouse facility located in Miramar, Florida. The gross sales price was $26,000. The proceeds of the sale were used to repay in full the TROL financing obligation. The balance, net of transaction expenses, which approximates $500, was used to repay amounts outstanding under the Amended Term Loan. Additionally, as a result of this sale, the Company will record a gain on disposal of fixed assets, for the first quarter ended March 31, 2004, of approximately $800. Finally, as was required under the Company’s previous senior credit facility, in February 2004, the Company entered into an amendment and limited waiver agreement with its previous senior lenders for the purpose of releasing the Miramar facility for sale.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended December 31, 2003
(In thousands)

		Additions (Deductions)
	Balance at	Charged (Credited) to						Balance at
	Beginning	Cost and						End of
Description	of Year	Expenses		Other		Deductions		Year
Allowances for doubtful accounts receivable:
Year ended December 31,
2001	$7,454	9,502		252	(C)	5,369	(A)	$11,335
2002	11,335	846		—		2,477	(A)	9,704
2003	9,704	838	(D)	—		3,254	(A)	5,612
Accruals relating to discontinued operations:
2001	28,048	9,386		—		4,927	(B)	32,507
2002	32,507	—		—		23,041	(B)	9,466
2003	9,466	—		—		4,451	(B)	5,015

(A)	Represents accounts receivable written-off.

(B)	Utilization of accruals upon disposition of business.

(C)	Represents allowance for doubtful accounts of Caribe Aviation which was sold in May 2001.

(D)	Represents collection on accounts previously fully reserved.