Form 10-K/A
period 2003-12-31
TIMCO AVIATION SERVICES INC
filed 2004-04-30
CIK 1012159

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

Purpose

This Form 10-K/A to the 2003 Form 10-K of TIMCO Aviation Services, Inc. (the “Company”) is being filed to report the information required by Items 10, 11, 12, 13, and 14 of Part III of Form 10-K. All share information contained in this Form 10-K/A reflects completion of the one-share-for-ten-shares reverse stock split that became effective on February 28, 2002.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Board of Directors

Our certificate of incorporation and bylaws presently provide for a board of directors divided into three classes, as equal in size as possible, with staggered terms of three years. At the date of this report, the current members of the board and the expiration of their terms as directors are as follows:

Name	Age	Position	Term Expires
Roy T. Rimmer, Jr.	63	Chairman of the Board and Chief Executive Officer	2006
Stephen E. Gorman	49	Director	2004
Steven L. Gerard	59	Director	2005
Jack J. Hersch	46	Director	2006
Philip B. Schwartz	50	Director and Corporate Secretary	2005

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

Steven L. Gerard has been the Chairman and Chief Executive Officer of Century Business Services Inc. (CBIZ), a diversified services company providing professional outsourced business services, since October 2002. Prior thereto, from October 2000, Mr. Gerard was CEO and a director of CBIZ. Before joining CBIZ, from 1997 to October 2000 Mr. Gerard was the Chairman and Chief Executive Officer of Great Point Capital, Inc., a provider of operational and advisory services, and from 1991 to 1997 Mr. Gerard was Chairman and Chief Executive Officer of Triangle Wire and Cable, Inc. and its successor, Ocean View Capital, Inc., a manufacturer of insulated wire and cable. Mr. Gerard’s prior experience includes 16 years in various senior corporate finance and banking positions with Citibank, N.A. and seven years with the American Stock Exchange. Mr. Gerard has been a director since September 2000 and also serves on the boards of directors of Fairchild Corporation, Lennar Corporation and Joy Global, Inc.

Stephen E. Gorman is the President and Chief Executive Officer of Greyhound Lines, Inc. Prior to joining Greyhound in July 2003, from August 2001 to June 2003 Mr. Gorman was the President, North America for Krispy Kreme Doughnuts, Inc. responsible for all store operations in North America. Prior to joining Krispy Kreme, Mr. Gorman spent five years with Northwest Airlines, Inc. at which he most recently held the position of Executive Vice President of Technical Operations and Flight Operations, with responsibility for all aircraft maintenance operations, pilot operations, operations planning and control, dispatch and flight simulator operations. Prior to joining Northwest Airlines in 1996, Mr. Gorman held a variety of senior executive positions over nine years with Aviall, Inc., a major provider of third party aviation services. Mr. Gorman has been a director since October 2001 and also serves on the board of directors of Pinnacle Airlines, Inc., a regional airline based in Memphis, Tennessee.

Jack J. Hersch is currently associated with Canyon Capital Advisors, a hedge fund. He has been associated with Canyon since July 2003. Prior to that, he was a partner at Cypress Management, LP, a hedge fund. Prior to joining Cypress, from 1996 to 2000 Mr. Hersch was a partner of Scoggin Capital Management, LP, and from 1994 to 1996 Mr. Hersch was a Senior Vice President of Donaldson, Lufkin & Jenrette. Over the last few years, Mr. Hersch has been actively involved in investing in the securities of several aviation and aviation services businesses, including TIMCO Aviation Services. Mr. Hersch joined our board on February 28, 2002 and serves on our board as a representative of the holders of our 8% senior subordinated convertible PIK notes due 2006.

Philip B. Schwartz is an attorney with the law firm of Akerman Senterfitt. Mr. Schwartz is a member of The Florida Bar and the American Bar Association and a former Chair of the Business Law Section of The Florida Bar. Akerman Senterfitt performs legal services for TIMCO Aviation Services. Mr. Schwartz has been a director since June 1998 and Corporate Secretary since March 1999.

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

Executive Officers

The following list reflects our executive officers, as of the date of this Form 10-K/A, the capacity in which they serve us, and when they assumed office:

Name	Age	Position	Executive Officer Since
Roy T. Rimmer, Jr.	63	Chairman and Chief Executive Officer	June 2001
Gil West	43	President and Chief Operating Officer	September 2001
C. Robert Campbell	60	Executive Vice President and Chief Financial Officer	January 2002
Jack M. Arehart	50	Senior Vice President of Business Development	February 2002
Don Mitacek	41	Senior Vice President of Operations	January 2004
Fritz Baumgartner	42	Vice President, Controller and Chief Accounting Officer	February 2002

Business Experience

The business experience of Roy T. Rimmer, Jr. is included above under “Business Experience” of the Board of Directors.

Gil West is our President and Chief Operating Officer. Mr. West joined us in September 2001 as our Executive Vice President and Chief Operating Officer, and in January 2002 Mr. West was appointed to serve as our President. Prior to joining us, Mr. West served as an executive at Northwest Airlines since 1996. In his most recent position as Northwest’s Vice President of Engine and Component Technical Operations, Mr. West managed over 2,000 Northwest maintenance employees in Northwest’s Minneapolis and Atlanta maintenance facilities, as well as managing outside vendor maintenance operations. Prior to joining Northwest, Mr. West served in various managerial positions with United Air Lines, Rohr Industries, Sundstrand Corporation and Boeing Commercial Aircraft.

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

Don Mitacek is our Senior Vice President of Operations. Mr. Mitacek joined us in September 2001 as the General Manager of our Greensboro, North Carolina facility and in January 2004 Mr. Mitacek was appointed as our Senior Vice President of Airframe Maintenance. Prior to joining us, Mr. Mitacek served in various positions with Northwest Airlines, including most recently Managing Director of Engine and Component Maintenance at Northwest Airlines in Minneapolis, directing a workforce of 1,100 maintenance technicians. Prior to joining Northwest Airlines, from 1986 to 1997, Mr. Mitacek was employed in various positions by United Airlines.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, as amended, during our fiscal year ended December 31, 2003, and any Form 5 and amendments thereto furnished to us with respect to our most recent fiscal year, and any written representations referred to in subparagraph (b) (2) (i) of Item 405 of Regulation S-K, except as set forth below, to our knowledge, no person who at any time during the fiscal year ended December 31, 2003 was our director, officer or, to our knowledge, a beneficial owner of more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act failed to file on a timely basis, as disclosed in Forms 3, 4 and 5, reports required by Section 16 (a) of the Exchange Act during the fiscal year ended December 31, 2003 with the following exception: each filing required by each director and executive officer relating to 2003 was filed late.

ITEM 11. EXECUTIVE COMPENSATION.

The following Summary Compensation Table sets forth information about the compensation paid or accrued during 2003, 2002 and 2001 to our Chief Executive Officer and to each of our four other most highly compensated executive officers whose 2003 aggregate direct compensation exceeded $100,000:

			Annual Compensation			Long Term Compensation
						Awards		Payouts
Name and	Fiscal Year				Other Annual	Restricted Stock	Securities Underlying	LTIP
Principal Position	Ending	Salary	Bonus		Compensation	Awards	Options/SARs	Payouts	Other
Roy T. Rimmer, Jr.(1)	2003	489,568	106,250		—	—	—	—	—
Chairman and CEO	2002	441,346	—		—	—	800,000 (3)	—	—
	2001	156,154	500,000	(2)	—	—	—	—	—

C. Robert Campbell (4)	2003	240,000	30,000		—	—	—	—	—
Chief Financial Officer	2002	236,365	201,655		—	—	200,000	—	—

Gil West (5)	2003	303,829	75,000		—	—	—	—	—
President and COO	2002	335,422	—		—	—	600,000	—	—
	2001	114,266	371,406		—	—	—	—	—

Jack M. Arehart (6)	2003	300,000	75,000		—	—	—	—	—
Sr. VP of Business	2002	302,182	—		—	—	500,000	—	—
Development

Don Mitacek (7)	2003	205,000	51,875		—	—	—	—	—
Sr. VP of Airframe Maintenance	2002	175,000	30,000		—	—	300,000	—	—
	2001	50,481	50,000		—	—	—	—	—

(1)	Mr. Rimmer became our Chairman and Chief Executive Officer in June 2001. In March 2002, we and Mr. Rimmer entered into a three-year employment agreement. See “Employment Agreements” below.

(2)	Bonus was granted to Mr. Rimmer in March 2002 for 2001 services relating to our restructuring.

(3)	Mr. Rimmer received this option grant pursuant to his employment agreement.

(4)	Mr. Campbell joined us in January 2002. Mr. Campbell has an employment agreement with us. Pursuant thereto, Mr. Campbell received a signing bonus, which is the bonus reflected in the table. Mr. Campbell also received an option grant under his employment agreement that, pursuant to his agreement, was issued at the completion of our restructuring. See “Employment Agreements” below.

(5)	Mr. West joined us in August 2001. Mr. West has an employment agreement with us. Pursuant thereto, Mr. West received a signing bonus, which is the bonus reflected in the table. Mr. West also received an option grant under his employment agreement that, pursuant to his agreement, was issued at the completion of our restructuring. See “Employment Agreements” below.

(6)	Mr. Arehart joined us in February 2002. Mr. Arehart has an employment agreement with us. Pursuant thereto, Mr. Arehart received an option grant under his employment agreement that, pursuant to his agreement, was issued at the completion of our restructuring. See “Employment Agreements” below.

(7)	Mr. Mitacek joined us in 2001 and became an executive officer in 2004. Mr. Mitacek has an employment agreement with us.

Option Grants During Last Fiscal Year

No options were granted during the fiscal year ended December 31, 2003 to the persons named on the Summary Compensation Table.

Aggregate Option Exercises During Fiscal 2003 and Fiscal Year End Option Values

The following table sets forth information concerning the exercise of stock options to purchase common stock during the 2003 fiscal year and the value of unexercised stock options to purchase common stock at the end of the 2003 fiscal year for the current employees named in the Summary Compensation Table.

			Number of Shares	Value of Unexercised
	Number of	Value	Underlying Unexercised	In-The-Money Options
	Shares	Realized	Options at Year-End	At Fiscal Year-End ($)
Name	Acquired on Exercise	($)	Vested/Unvested	Exercisable/Unexercisable*
Roy T. Rimmer, Jr.	—	—	533,333 / 266,667	0 / 0
C. Robert Campbell	—	—	133,333 / 66,667	0 / 0
Gil West	—	—	600,000 / 0	0 / 0
Jack M. Arehart	—	—	333,333 / 166,667	0 / 0
Don Mitacek	—	—	200,000 / 100,000	0 / 0

* Computed based upon the difference between the closing price of common stock at December 31, 2003 and the exercise price. All options were out-of-the-money on December 31, 2003, and no value has been assigned to options that are out-of-the-money. Does not include options granted to Mr. Rimmer for his services as a director of the Company.

Employment Agreements

We have employment agreements with most of our executive officers. Each provides for the payment of a base salary (Rimmer - $425,000; West - $300,000; Arehart -$300,000; Campbell - $240,000, Mitacek - $225,000) plus bonus compensation (a percentage of their base compensation) based on performance. Each employment agreement also contains a “change of control” severance arrangement if the employee is not retained in our employment after a change of control.

Stock Option Plans

Effective November 13, 2003, our board of directors adopted a new stock option plan (the “2003 stock incentive plan”). The 2003 stock incentive plan was approved by our stockholders on January 13, 2004. With the approval of the 2003 stock incentive plan, no new options will be granted under our 2001 stock option plan, our 1996 stock option plan or our 1996 director stock option plan. Any shares of common stock reserved for issuance upon the exercise of options that were not issued under such plans were cancelled, however, the terms of any option issued under the 2001 stock option plan, the 1996 stock option plan and the 1996 director stock option plan will continue to be governed by such plans and by the option agreements currently in effect for such options.

Pursuant to the 2003 stock incentive plan, an aggregate amount of 5.8 million shares of our common stock are reserved for issuance under the 2003 stock incentive plan (including 800,000 shares reserved for issuance upon the exercise of options previously granted to our Chief Executive Officer). Grants of stock options, stock appreciation rights, performance shares, performance units, restricted stock and restricted stock units, or any combination of the foregoing, may be made under the 2003 stock incentive plan. The maximum number of securities that can be allocated to any one person in any fiscal year is 800,000.

The compensation committee administers our 2003 stock incentive plan. The compensation committee determines which persons will receive grants of awards and the type of award to be granted to such persons. The compensation committee also interprets the provisions of the 2003 stock incentive plan and makes all other determinations that it deems necessary or advisable for the administration of the 2003 stock incentive plan.

As of April 30, 2004, options to purchase 1,278,750 shares had been granted under the 2003 stock incentive plan (1,038,750 of which are currently vested). Further, options to purchase 2,673,236 shares remain outstanding under previous option plans and agreements.

Compensation Committee Interlocks and Insider Participation

During the fiscal 2003, no members of our compensation committee is or was a current or former employee. Except as set forth in Item 13. “Certain Relationships and Related Transactions”, during the last fiscal year there were no material transactions between the Company and any of the members of the Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

At April 30, 2004, we had 31,640,994 shares of our common stock outstanding. The following table sets forth certain information regarding the shares of common stock owned of record or beneficially by (i) each person who owns beneficially more then 5% of our outstanding common stock; (ii) each of our directors and current executive officers; and (iii) all directors and executive officers as a group.

	Shares Beneficially Owned (1)
Name	Number (in 000’s)	Percentage
Lacy J. Harber (2)	34,068,354	72.2%
Roy T. Rimmer, Jr. (3)	35,055,354	73.0%
Steven L. Gerard (4)	57,750	*
Stephen E. Gorman (4)	57,250	*
Jack Hersch (5)	60,250	*
Philip B. Schwartz (6)	77,900	*
Gil West (7)	600,000	1.9%
Jack Arehart (8)	500,000	1.5%
C. Robert Campbell (9)	200,000	*
Don Mitacek (10)	300,000	*
All directors and executive officers as a group - 10 persons (11)	36,968,504	74.0%

* Less than one percent

(1)	Unless otherwise indicated, each person named in the table has the sole voting and investment power with respect to the shares beneficially owned. Further, unless otherwise noted, the address for each person named in this table is c/o TIMCO Aviation Services, Inc.

(2)	LJH Corporation, which is wholly-owned by Mr. Harber, currently owns 18,553,464 shares of our outstanding common stock, constituting 58.6% of our currently outstanding common stock. LJH has granted a proxy with respect to the voting of these shares to Roy T. Rimmer, Jr., and as a result Mr. Rimmer is also deemed to beneficially own these shares for U.S. securities law purposes. Also includes warrants to purchase: (i) 2,500 shares at an exercise price of $36.25 per share, (ii) 25,000 shares at an exercise price of $40.00 per share, (iii) 5,000 shares at an exercise price of $17.50 per share, (iv) 33,333 shares at an exercise price of $14.00 per share, (v) 1,138,631 shares at an exercise price of $5.16 per share, (vi) 750,000 shares at an exercise price of $1.05, and (vii) the shares underlying a warrant to acquire, at an exercise price of $0.001 per share, 30% of the outstanding common stock (on a fully diluted basis) on or before January 31, 2007 (which if exercised today, would equate to 13,560,426 shares). LJH also holds approximately $19.5 million of our Senior Notes and $163,103 of our Junior Notes. Our Senior Notes and Junior Notes will convert into shares of common stock if not redeemed prior to their maturity.

(3)	Mr. Rimmer shares the power to vote the securities owned by LJH Corporation (by virtue of a proxy) and has certain rights to participate in the proceeds of certain sales of LJH’s shares. Also includes 106,250 shares owned by an entity controlled by Mr. Rimmer and vested warrants and options to purchase an aggregate of 880,750 shares (800,000 shares at an exercise price of $1.02 per share, 56,250 at exercise prices ranging from $0.35 per share to $1.83 per share, 12,500 shares at an exercise price of $5.16 per share and 12,000 shares at exercise prices ranging from $17.00 per share to $153.13 per share).

(4)	Consists of vested options to purchase shares of common stock.

(5)	Mr. Hersch owns 4,000 shares individually and holds warrants to purchase an additional 56,250 shares at an exercise price ranging from $0.35 per share to $1.83 per share.

(6)	Mr. Schwartz owns 12,870 shares and holds options and warrants to purchase an additional 65,030 shares (56,250 shares at exercise prices ranging from $0.35 to $1.83 and the balance at exercise prices ranging from $5.16 per share to $395 per share).

(7)	Vested options to purchase 600,000 shares at an exercise price of $.8325 per share.

(8)	Vested options to purchase 500,000 shares at an exercise price of $.8325 per share.

(9)	Vested options to purchase 200,000 shares at an exercise price of $.8325 per share.

(10)	Vested options to purchase 300,000 shares at an exercise price of $.8325 per share.

(11)	Includes vested options to purchase an aggregate of 18,291,920 shares.

Equity Compensation Plans

The following table summarizes information relating to our equity compensation plans pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time.

Number of
securities
remaining available
for future issuance
under equity
	Number of securities to	Weighted-average	compensation plans
	be issued upon exercise	exercise price of	(excluding
	of outstanding options, warrants and rights	outstanding options, warrants and rights	securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,560,736	$21.86	4,912,500
Equity compensation plans not approved by security holders	—	—	—

Total	3,560,736	$21.86	4,912,500

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On April 8, 2004, we refinanced (effective March 31, 2004) all of our previously outstanding debt (principal plus accrued and unpaid interest) due to our principal stockholder with a new $14.4 million term loan due on January 31, 2008 (the “LJH Term Loan”). The LJH Term Loan combines a $5.0 million loan from our principal stockholder (that, in turn, replaced a term loan to us from Bank of America that was credit supported by two persons, including our principal stockholder), a $6.1 million term loan made in May 2003, a $1.3 million term loan relating to our acquisition of Brice Manufacturing Company in October 2002, $900,000 relating to inventory purchases, and PIK interest previously paid on certain of these obligations. The LJH Term Loan bears interest at 18% per annum, 6% of which is payable in cash and the balance of which will be PIK.

In connection with the $6.1 million term loan made to us in May 2003 by our principal stockholder, we issued a warrant to our principal stockholder to acquire, for nominal consideration, 30% of our outstanding common stock, on a fully-diluted basis (13.8 million shares if the warrant were to be exercised today and 140.0 million shares if the warrant were to be exercised after our New Notes and Junior Notes mature), as of the day the warrant is exercised. The warrant is exercisable until January 31, 2007.

An entity controlled by our principal stockholder purchases aircraft for resale and lease, and we provide aircraft maintenance service work to that entity. Services provided to that entity are charged at not less then the rates that would be charged for such services to an unaffiliated third party. During 2003, the billings related to the services that were provided to such entity were approximately $588,000. The Company did not provide these services during 2002 or 2001.

During December 2002, an entity controlled by our principal stockholder acquired the operating assets of Aviation Management Systems, Inc. (“AMS”) located in Phoenix, Arizona. Additionally, this entity assumed a lease with the City of Phoenix for facilities previously leased by AMS at the Goodyear Airport. During 2003, we entered into an operating sublease agreement with the principal stockholder to operate the business in the facilities that were previously leased to AMS. The term of the sublease is for three years with rental payments of $432,000 annually. Under the sublease agreement, we are also responsible for insurance, taxes and charges levied by the City of Phoenix under the lease. In addition, we agreed to increase the amount of the debt due to our principal stockholder by $900,000 (included in the refinanced amount described above) reflecting the purchase from our principal stockholder of the aircraft parts inventory located at the Goodyear facility (which inventory was acquired by our principal stockholder in the AMS bankruptcy proceedings). Further, in April 2004, we entered into a lease with our principal stockholder with respect to certain equipment and tooling used at the Goodyear facility. The lease, which will be recorded as a capital lease, is for a three-year term and requires monthly payments of $74,100.

During October 2002, we sold the real estate and fixtures located at our Aircraft Interior Design, Inc. (AID) operation in Dallas, Texas, to our principal stockholder. The gross sale price for these assets was approximately $2.4 million, which was the estimated fair market value, based on a third party appraisal, on the sale date. Simultaneous with this sale, we entered into a lease agreement with our principal stockholder for substantially all of these assets. The term of this lease is ten years. Annual rental payments are approximately $300,000 per year. Additionally, we are responsible for, among other things, taxes, insurance and utilities.

We previously leased our former corporate headquarters and warehouse in Miami, Florida (the “Miami Property”) from an entity controlled by a former director and former principal stockholder. The lease on the Miami Property called for annual payments in the amount of $893,000 expiring on December 2, 2014. In connection with the purchase of the Miami Property by the related party, we made an unsecured $2.5 million loan to the related party, which bore interest at 8% per annum. The loan was being repaid in monthly installments with any remaining outstanding principal and interest due on December 2, 2004. In January 2001, the loan was sold to our current principal stockholder for 90% of the then outstanding principal balance of $2.0 million. In March 2001, the Miami Property was sold and we were relieved of our remaining obligations under the lease agreement.

During 2003, 2002, and 2001, we leased certain real property from entities controlled by one of our former directors and executive officers. These facilities were previously utilized as the headquarters of two of our MR&O operations. We have subsequently moved out of these facilities and currently are liable on only one of the facility lease agreements. We have subleased this facility to a third party. Prior to fiscal 2003, this sublease arrangement was for only a portion of our lease term. During 2003, however, this sublease arrangement was extended through the full original lease term. Additionally, during 2001 and 2002, we utilized aircraft owned by an entity controlled by this former director and executive officer. Payments for all of these items were approximately $350,000, $400,000, and $300,000 in 2003, 2002, and 2001, respectively.

During 2003 and 2002, we utilized an aircraft owned by our Chief Executive Officer. All usage fees were no greater than would be charged by unaffiliated third parties and the fees for services on the aircraft were at our normal hourly rates. Expense associated with this use were $51,000 in 2003 and $272,000, net of services provided on the aircraft totaling $39,000, in 2002. This aircraft was sold by our Chief Executive Officer during 2003.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND PROCEDURES.

Audit and Other Fees

The following table sets forth the fees for professional audit services rendered by KPMG LLP for the audit of the Company’s annual financial statements for 2002 and 2003, as well as the fees billed for other services rendered by KPMG LLP.

	2002	2003
Audit fees	$494,025	$427,997
Audit related fees	25,000	—

Audit and audit related fees	519,025	427,997
Tax consultation	27,402	9,263
All other fees	—	—

Total fees	$546,427	$437,260

All of the services described above for fiscal years 2002 and 2003 were approved by our Audit Committee pursuant to its policies and procedures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMCO AVIATION SERVICES, INC.
(Registrant)

BY: /s/ Roy T. Rimmer, Jr.	April 30, 2004
Roy T. Rimmer, Jr., Chairman and Chief Executive
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE AND TITLE:	DATE:
/s/ Roy T. Rimmer, Jr. Roy T. Rimmer, Jr.	April 30, 2004
Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Gil West Gil West	April 30, 2004
President (Principal Operating Officer)

/s/ C. Robert Campbell C. Robert Campbell	April 30, 2004
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Jack Hersch Jack Hersch	April 30, 2004
Director

/s/ Philip B. Schwartz Philip B. Schwartz	April 30, 2004
Director

SIGNATURE AND TITLE:	DATE:
/s/ Steven L. Gerard Steven L. Gerard	April 30, 2004
Director

/s/ Stephen E. Gorman	April 30, 2004
Stephen E. Gorman
Director