Form 10-Q
period 2004-03-31
TIMCO AVIATION SERVICES INC
filed 2004-05-13
CIK 1012159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 31,640,994 shares of common stock, $.001 par value per share, were outstanding as of May 13, 2004.

TIMCO AVIATION SERVICES, INC.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)
(Unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$213	$1,603
Accounts receivable, net	53,637	36,950
Inventories	25,217	25,724
Net assets of discontinued operations	—	459
Other current assets	4,043	4,986

Total current assets	83,110	69,722
Fixed assets, net	29,909	55,100
Other Assets:
Goodwill, net	26,124	26,124
Deferred financing costs, net	2,292	1,590
Other	388	355

Total other assets	28,804	28,069

Total assets	$141,823	$152,891

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$25,967	$21,446
Accrued expenses	19,390	16,854
Revolving loan	17,348	14,705
Customer deposits	15,303	12,586
Accrued interest	647	992
Current maturities of notes payable to financial institutions	582	291
Current maturities of capital lease obligations	415	1,510
Net liabilities of discontinued operations	234	278

Total current liabilities	79,886	68,662
Senior subordinated notes, net:
New notes due 2006	115,800	115,800
Old notes due 2008	16,247	16,247
Term loan with a related party	13,250	8,250
Capital lease obligations, net of current portion	3,635	26,188
Junior subordinated notes due 2007, net	3,176	3,063
Notes payable to financial institutions, net of current portion	2,918	8,209
Deferred income	1,431	1,473
Other long-term liabilities	1,127	764

Total long-term liabilities	157,584	179,994

	March 31,	December 31,
	2004	2003
Commitments and Contingencies (see notes)
Stockholders’ Deficit:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none outstanding, 15,000 shares designated Series A Junior Participating	—	—
Common stock, $.001 par value, 500,000,000 shares authorized, 31,640,994 shares issued and outstanding at March 31, 2004 and December 31, 2003	32	32
Additional paid-in capital	182,088	182,088
Accumulated deficit	(277,767)	(277,885)

Total stockholders’ deficit	(95,647)	(95,765)

Total liabilities and stockholders’ deficit	$141,823	$152,891

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share Data) (Unaudited)

	For the Three Months
	Ended March 31,
	2004	2003
Operating revenue:
Sales, net	$83,532	$51,266
Other	—	18

	83,532	51,284
Cost of sales	77,239	47,765

Gross profit	6,293	3,519
Operating expenses	5,616	3,064

Income from operations	677	455
Interest expense	2,308	2,075
Other income — net	(1,678)	(1,514)

Income (loss) before income taxes and discontinued operations	47	(106)
Income tax benefit	—	(174)

Income from continuing operations before discontinued operations	47	68
Income from discontinued operations, net of income taxes	71	251

Net income	$118	$319

Basic income per share:
Income from continuing operations	$—	$—
Income from discontinued operations	—	0.01

Net income	$—	$0.01

Diluted income per share:
Income from continuing operations	$—	$—
Income from discontinued operations	—	—

Net income	$—	$—

Weighted average shares outstanding:
Basic	31,640,994	31,640,994

Diluted	324,805,453	311,249,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT AND

COMPREHENSIVE INCOME

(In Thousands, Except Share Data)
(Unaudited)

					Total
	Common Stock		Additional		Stockholders’ Deficit and
			Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income
Balance as of December 31, 2003	31,640,994	$32	$182,088	$(277,885)	$(95,765)
Net income and comprehensive income	—	—	—	118	118

Balance as of March 31, 2004	31,640,994	$32	$182,088	$(277,767)	$(95,647)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)
(Unaudited)

	For the Three
	Months Ended
	March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$118	$319
Adjustments to reconcile net income to cash used in operating activities:
Income from discontinued operations	(71)	(251)
Paid-in-kind interest note obligations	476	112
Gain on Aerocell settlement, net of cash received	—	(455)
Depreciation and amortization	1,396	1,400
Amortization of deferred financing costs	264	558
Gain on disposition of fixed assets	(825)	—
Provision for (recovery of) doubtful accounts	476	(56)
Change in working capital:
Accounts receivable	(17,163)	(9,917)
Inventories	507	(955)
Other assets	957	(388)
Accounts payable	4,522	5,724
Customer deposits	2,717	(215)
Other liabilities	2,251	(1,978)

Net cash used in operating activities	(4,375)	(6,102)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets, net of transaction expenses	24,861	—
Purchases of fixed assets	(342)	(182)

Net cash provided by (used in) investing activities	24,519	(182)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under senior debt facilities	75,838	47,935
Payments under senior debt facilities	(73,195)	(41,308)
Payments on capital leases	(23,648)	(405)
Payments of deferred financing costs	(966)	(250)

Net cash (used in) provided by financing activities	(21,971)	5,972

Net cash provided by discontinued operations	437	206

Net decrease in cash and cash equivalents	(1,390)	(106)
Cash and cash equivalents, beginning of period	1,603	339

Cash and cash equivalents, end of period	$213	$233

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$(1,775)	$(1,804)

Income taxes refunded	$—	$174

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

(Amounts and Shares in Thousands, Except Per Share Data)

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

BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 001- 11775 (the “Form 10-K”).

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2004, the results of its operations for the three month periods ended March 31, 2003 and 2004 and its cash flows for the three month periods ended March 31, 2003 and 2004. The results of operations and cash flows for the three month period ended March 31, 2004 are not necessarily indicative of the results of operations or cash flows which may be reported for the year ending December 31, 2004.

LIQUIDITY

The Company has recently refinanced all of its senior debt. On April 8, 2004, the Company closed on an agreement with the CIT Group in which the Company obtained a $35,000 senior secured revolving line of credit (the “CIT Group Revolving Line of Credit”) and a $6,400 senior secured term loan (the “CIT Group Term Loan”, and collectively with the CIT Group Revolving Line of Credit, the “CIT Group Credit Facility”). The CIT Group Credit Facility matures on December 31, 2007. Effective on the same date, the Company obtained an $8,000 senior secured term loan from Hilco Capital LP (the “Hilco Term Loan”) and refinanced the $14,412 of aggregate term debt due to its principal stockholder. In addition, on March 31, 2004, the Company sold its office and warehouse facility located in Miramar, Florida and used the proceeds to repay in full the Company’s TROL financing obligation ($23,624 as of March 31, 2004). For details of these events, see Notes 5 and 10.

For the year ended December 31, 2003, the Company incurred a loss from continuing operations of $3,967. The Company also had a net stockholders’ deficit as of December 31, 2003 and continued to require additional cash flow above amounts currently being provided from operations to meet its working capital requirements. The Company’s ability to service its debt obligations as they come due, including maintaining compliance with the covenants and provisions of all of its debt obligations, is dependent upon the Company’s future financial and operating performance. That performance, in turn, is subject to various factors, including certain factors beyond the Company’s control, such as changes in conditions affecting the airline industry and changes in the overall economy. Additionally, as a result of the state of the general economy, fluctuations in the price of jet fuel, a significant decline, from calendar year 2000, in passenger airline travel, the currently on-going war on terrorism, the war in Iraq, and a competitive price reduction in airfare prices, the airline industry, and thus the Company’s customer base, has been significantly impacted. The result for some carriers has been the filing for protection under Chapter 11 of the United States Bankruptcy Code. These factors have also resulted in some of the Company’s competitors exiting the maintenance, repair, and overhaul business.

The Company is highly leveraged and has significant obligations under its outstanding debt agreements. As a result, significant amounts of cash flow from operations is required to make required payments of the Company’s debt obligations, thereby reducing funds available for other purposes. Even if the Company is able to meet its debt service and other obligations when due, the Company may not be able to comply with the covenants and other provisions under its debt instruments. A failure to comply, unless waived by the lenders and noteholders, would be an event of default and would permit the lenders to accelerate the maturity of these debt obligations. It would also permit the lenders to terminate their commitments to extend additional credit under their financing agreements. If the Company was unable to meet its obligations under its debt instruments, or if the Company could not obtain waivers of defaults under any such agreements (including defaults caused by the failure to meet financial covenants), the lenders could proceed against the collateral securing these financing obligations and exercise all other rights available to them. While the Company expects that it will make all required debt payments and meet all financial covenants in 2004, there can be no assurance that it will be able to do so.

2. SALE OF ASSETS AND OPERATING ENTITIES

In March 2004, the Company sold its office and warehouse facility located in Miramar, Florida for a gross sales price of $26,000. See Note 5 for particulars of this sales transaction and resulting repayment of the Company’s TROL financing arrangement which was secured by the assets of this facility.

In December 2003, the Company entered into an agreement to sell an idle facility located in Covington, Kentucky. This facility was previously part of the Company’s manufacturing operations and had no operations since fiscal 2000. The net sales price was $454 and is included within net assets of discontinued operations as of December 31, 2003 within the accompanying condensed consolidated balance sheet. The resulting gain on this sale, which was recognized with the consummation of the sale during the fourth quarter of 2003, was $411. The cash proceeds related to this sale were fully funded in February 2004.

3. SENIOR CREDIT FACILITIES

Commencing January 30, 2004, the Company entered into a series of two amendments and limited waiver agreements pursuant to which the maturity date of the Company’s existing senior revolving credit and term loan facilities, which were scheduled to mature on January 31, 2004, were extended until July 31, 2004. Through these series of amendments and limited waiver agreements, the Company temporarily extended its senior revolving credit facility and term loan (the “Amended Credit Agreement”), which was offered through a syndicate of four lenders led by Citicorp USA Inc. and UPS Capital Corporation. Under the Amended Credit Agreement, the Company had a $30,000 senior secured revolving line of credit (the “Amended Revolving Credit Facility”) and a $3,500 senior secured term loan (the “Amended Term Loan” and collectively with the Amended Revolving Credit Facility, the “Amended Credit Facility”). Borrowings under the Amended Credit Facility were secured by a lien on substantially all of the Company’s assets and the borrowing base consisted primarily of certain of the Company’s account receivables, inventory, and machinery and equipment. The interest rate on the Amended Revolving Credit Facility was, at the Company’s option, (a) prime plus 3% per annum, or (b) LIBOR plus 4.5% per annum. The interest rate on the Amended Term Loan was 12% per annum.

The Amended Credit Agreement contained certain financial covenants regarding the Company’s financial performance and certain other covenants, including limitations on the amount of annual capital expenditures and the incurrence of additional debt, and provided for the termination of the Amended Credit Facility and repayment of all debt in the event of a material adverse change in the business or a change in control, as defined. A default and acceleration of repayment under the Amended Credit Facility could also have potentially resulted in repayment acceleration under other agreements to which the Company is a party, including the TROL financing agreement. Generally, the Amended Credit Agreement required mandatory repayments and reduction of the commitments thereunder from proceeds of a sale of assets or an issuance of equity or debt securities. Mandatory repayments were also required as a result of insufficient collateral to meet the borrowing base requirements thereunder or in the event the outstanding obligations under the Amended Credit Facility exceeded the commitments thereunder. During the first quarter of 2003, the Company was not in compliance with certain covenants contained in the Amended Credit Agreement. The senior lenders, however, waived, and in some instances, amended all such events of non-compliance and as March 31, 2003, the Company was in compliance with all covenant requirements, as amended. As of March 31, 2004, the outstanding aggregate amount borrowed under the Amended Revolving Credit Facility was $17,348, the outstanding Amended Term Loan was $3,500 and the amount of outstanding letters of credit under the Amended Revolving Credit Facility was $9,120. See Note 10 for a discussion of the Company’s refinancing subsequent to March 31, 2004 of all amounts due under the Amended Credit Agreement.

In addition, the Company had a $5,000 term loan with Bank of America (“BofA”), which had been credit supported by various parties, including the Company’s principal stockholder, and which was scheduled to mature on January 31, 2004. In connection with the above-described short-term extension of the revolving credit and term loan facilities, the Company’s principal stockholder repaid BofA and agreed to extend the term of this loan, under the same terms previously extended by BofA, except the maturity date was extended until July 31, 2004. Under these terms, this $5,000 related party term loan bore interest at the rate of LIBOR plus 2%. In April 2004, the Company refinanced all of its previously outstanding debt (principal plus accrued and unpaid interest), including this $5,000 term loan, with its principal stockholder. See Note 10.

4. TERM LOAN TO A RELATED PARTY

As discussed above, in January 2004, the Company’s principal stockholder repaid the Company’s previously outstanding $5,000 term loan with BofA and continued to extend this loan to the Company under the same terms previously extended by BofA, except the maturity date was extended until July 31, 2004. See Note 3 for particulars of this related party term loan. Also see Note 10 for particulars of a refinancing of all of the Company’s outstanding debt obligations due to the Company’s principal stockholder.

On May 14, 2003, the Company entered into an agreement with its principal stockholder pursuant to which the principal stockholder loaned the Company $6,050. This term loan was used for working capital requirements. This term note had a three-year maturity, was secured and bore paid-in-kind interest at the rate of 16% per annum. From inception through March 31, 2004, all interest obligations of $1,127 had been paid-in-kind and are included within other long-term liabilities within the accompanying condensed consolidated balance sheet for the quarter ended March 31, 2004. Further, the $1,300 loan obtained from the principal stockholder in connection with the acquisition of Brice Manufacturing in October 2002 was added to this $6,050 loan, and the Keepwell agreement, under which the Company’s principal stockholder was required to fund any Brice Manufacturing EBITDA losses, was eliminated. Additionally, in September 2003, the Company agreed to increase this note by $900 reflecting the Company’s purchase from its principal stockholder of the aircraft parts inventory located at the Goodyear facility (which inventory was acquired by the Company’s principal stockholder in the AMS bankruptcy proceedings; see Note 7). This term loan from the Company’s principal stockholder contained cross acceleration provisions if the obligations to the Company’s senior lenders were accelerated.

Both of these related party term loans were refinanced in April 2004. See Note 10.

In connection with the funding of the $6,050 term loan, the Company issued a warrant to its principal stockholder to acquire, for nominal consideration, 30% of the Company’s outstanding common stock (on a fully-diluted basis) as of the day the warrant is exercised. The warrant is exercisable on or before January 31, 2007. The warrant valuation, as determined by an independent business valuation specialist through a fair market value assessment of the Company, was recorded at $1,258 as of May 14, 2003. The Company has recorded the value of this warrant as deferred financing costs and is amortizing this amount to expense over a three-year period.

5. TAX RETENTION OPERATING LEASE (TROL) FINANCING

The Company’s TROL financing arrangement was originally utilized to develop two facilities: (i) a corporate headquarters and warehouse facility, which was being subleased to Kellstrom Aerospace, LLC, and (ii) a facility to house the Company’s Caribe operations, which was sold in May 2001. Substantially all of the Company’s subsidiaries had guaranteed the Company’s obligations under the TROL financing arrangement. Payments were at a rate of Prime plus 3.25% to 4.00% and the Company was responsible for all property taxes, insurance and maintenance of the property. Under the terms of the Amended TROL Financing Agreement, entered into in July 2002, the maturity date of the TROL financing was extended until June 30, 2005 and the base monthly rental under the TROL was increased to the greater of: (i) the amount being received by the Company under its sublease for the Company’s Miramar facility plus, commencing July 1, 2003, an additional monthly payment by the Company, or (ii) $210.

The TROL financing contained certain financial covenants regarding the Company’s financial performance and certain other covenants, which overall substantially mirrored the covenant requirements under the Amended Credit Agreement, and provided for the termination of the TROL financing agreement and repayment of all debt in the event of a material adverse change in the Company’s business. For the first quarter of 2003, the Company was not in compliance with certain of the covenants contained in the TROL financing agreement. Additionally, as a result of a cross default provision between the TROL financing agreement and the Amended Credit Agreement, for which the Company was also in violation of covenant requirements during the first quarter of 2003, the Company was also in default of the TROL financing agreement. The lessor under the TROL financing agreement and senior lenders of the Amended Credit Facility, however, waived, and in certain instances amended, all such events of non-compliance and as of March 31, 2003, the Company was in compliance with all covenant requirements, as amended.

On February 5, 2004, the Company entered into a definitive agreement to sell its office and warehouse facility located in Miramar, Florida, and on March 31, 2004, the Company closed on the sale contemplated by this definitive agreement. The gross sales price was $26,000. The proceeds of the sale were used to repay in full the TROL financing obligation ($23,624). The balance, net of transaction expenses and other Miramar property related expenses which the Company was obligated to pay, which approximates $320, was used to repay amounts outstanding under the Amended Term Loan (which repayment occurred in April 2004 as part of Company’s refinance of all of its senior debt obligations. See Note 10). Additionally, as a result of this sale, the Company has recorded a gain on disposal of fixed assets of $825. This gain is included within other income-net within the accompanying condensed consolidated statement of operations for the quarter ended March 31, 2004. Finally, as was required under the Company’s previous senior credit facility, in February 2004, the Company entered into an amendment and limited waiver agreement with its previous senior lenders for the purpose of releasing the Miramar facility for sale.

6. SUBORDINATED NOTES

8% SENIOR SUBORDINATED PIK NOTES DUE 2006

On February 28, 2002, in connection with its capital and debt restructuring, the Company issued $100,000 face value, in aggregate, principal amount of 8.0% senior subordinated convertible paid-in-kind (“PIK”) notes (“New Notes”), which mature on December 31, 2006. The New Notes bear interest from the date of issuance and are payable at the Company’s option either in cash or paid-in-kind through the issuance of additional New Notes semiannually on June 30 and December 31 of each year. See Notes 5 and 10 to Notes to Consolidated Financial Statements contained in the Company’s 2003 Form 10-K for particulars of the Company’s February 2002 capital and debt restructuring and for further details regarding the New Notes.

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

8 1/8% SENIOR SUBORDINATED NOTES DUE 2008

In 1998, the Company sold $165,000 of senior subordinated notes (“Old Notes”) with a coupon rate of 8.125%, which mature on February 15, 2008. On February 28, 2002, $149,000 face value of these notes were cancelled as part of a note exchange in exchange for cash and securities, and substantially all of the covenants contained in the indenture relating to the remaining Old Notes was extinguished. As a result of the exchange offer and consent solicitation, $16,247 in aggregate principal amount, net of unamortized discount, of Old Notes remain outstanding at March 31, 2004. Interest on the Old Notes is payable on February 15 and August 15 of each year. See Note 5 to the Notes to Consolidated Financial Statements in the Company’s 2003 Form 10-K for details regarding the Old Notes.

The Old Notes are redeemable, at the Company’s option, in whole or in part, at any time after February 15, 2003, at the following redemption prices, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date: (i) 2004—102.708%; (ii) 2005—101.354%; and (iii) 2006 and thereafter—100%. Upon the occurrence of a change in control, the Company will be required to make an offer to repurchase all or any part of each holder’s senior subordinated notes at a repurchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the repurchase date. There can be no assurance that the Company will have the financial resources necessary to purchase the remaining Old Notes upon a change in control or that such repurchase will then be permitted under the Company’s senior credit facilities.

8% JUNIOR SUBORDINATED PIK NOTES DUE 2007

In September 2002, as part of a class action settlement, the Company issued $4,000 face value, in aggregate, new junior subordinated convertible PIK notes (“Junior Notes”). The Junior Notes bear interest at 8% and mature on January 2, 2007. Interest on the Junior Notes is payable at the Company’s option either in cash or paid-in-kind through the issuance of additional notes semiannually on June 30 and December 31 of each year. Additionally, the Junior Notes have been recorded as of September 20, 2002 (the effective date) at the then current redemption value of $2,500. The discount is being accreted to the maturity redemption value, due in January 2007, of approximately $4,400. See Notes 5 and 7 of Notes to Consolidated Financial Statements in the Company’s 2003 Form 10-K for particulars of the class action settlement and for further details regarding the Junior Notes.

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

7. COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL MATTERS

The Company is taking remedial action pursuant to Environmental Protection Agency and Florida Department of Environmental Protection (“FDEP”) regulations at TIMCO-Lake City. Testing and evaluation for all known sites on TIMCO-Lake City’s property is substantially complete and the Company has commenced a remediation program. The Company is currently monitoring the remediation, which will extend into the future. Based on current testing, technology, environmental law and clean-up experience to date, the Company believes that it has established an adequate accrual for the estimated costs associated with its current remediation strategies. Based upon the most recent cost estimates provided by environmental consultants, it is estimated that the total remaining testing, remediation and compliance costs for this facility will be $768. Additionally, during 2003 the Company secured an insurance policy to comply with financial assurances required by the FDEP.

Additionally, there are other areas adjacent to TIMCO-Lake City’s facility that could also require remediation. The Company does not believe that it is responsible for these areas; however, it may be asserted that the Company and other parties are jointly and severally liable and are responsible for the remediation of those properties.

Accrued expenses in the accompanying March 31, 2004 and December 31, 2003 condensed consolidated balance sheets include $768 and $810, respectively, related to obligations to remediate the environmental matters described above. Future information and developments will require the Company to continually reassess the expected impact of the environmental matters discussed above. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. These uncertainties include the extent of required remediation based on testing and evaluation not yet completed and the varying costs and effectiveness of remediation methods. In the opinion of management, the ultimate resolution of these environmental exposures will not have a material adverse effect upon the financial condition or results of operations of the Company.

LEASE COMMITMENTS WITH RELATED PARTIES

During December 2002, an entity controlled by the Company’s principal stockholder acquired the operating assets of Aviation Management Systems, Inc. (“AMS”) located in Phoenix, Arizona. Additionally, this entity assumed a lease with the City of Phoenix for facilities previously leased by AMS at the Goodyear Airport. In April 2003, the Company entered into an operating sublease agreement with the principal stockholder to operate the business in the facilities that were previously leased to AMS. The term of the sublease is for three years with rental payments of $432 annually. Under the sublease agreement, the Company is also responsible for insurance, taxes and charges levied by the City of Phoenix under the main lease. In addition, as discussed in Note 4, the Company has agreed to increase its related party term loan by $900 reflecting the purchase from its principal stockholder of the aircraft parts inventory located at the Goodyear facility (which inventory was acquired by the Company’s principal stockholder in the AMS bankruptcy proceedings). Further, subsequent to March 31, 2004, the Company entered into an equipment lease with its principal stockholder with respect to the equipment and tooling used at the Goodyear facility (which equipment and tooling had been acquired by the Company’s principal stockholder in the AMS bankruptcy proceedings). The lease, which will be recorded as a capital lease, is for a two-year term and requires monthly payments of $74. Both the inventory sale and the equipment lease are believed to be on terms not less favorable to the Company than could be obtained from an unaffiliated third party.

During October 2002, the Company sold its real estate and fixtures located at the Company’s Aircraft Interior Design, Inc. (AID) operation in Dallas, Texas, to the Company’s principal stockholder. The gross sale price for these assets was approximately $2,400, which was the estimated fair market value, based on a third party appraisal, on the sale date. Simultaneous with this sale, the Company entered into a lease agreement with the principal stockholder for substantially all of these assets. The term of this lease is ten years. Annual rental payments are approximately $300 per year, with the Company being responsible for, among other things, taxes, insurance and utilities. The sale and resulting leaseback qualify for sale leaseback accounting pursuant to SFAS No. 98, “Accounting for Leases”. The Company deferred the gain on sale of approximately $1,700 and is amortizing this gain to income over the term of the lease agreement as an offset to rent expense. Deferred income within the accompanying March 31, 2004 and December 31, 2003 condensed consolidated balance sheets includes $1,431 and $1,473, respectively, relating to this sale leaseback transaction.

LITIGATION AND CLAIMS

The Company is involved in various lawsuits and contingencies arising out of its operations in the normal course of business. In the opinion of management, the ultimate resolution of these claims and lawsuits will not have a material adverse effect upon the financial condition or results of operations of the Company.

OTHER MATTERS

In connection with a previously outstanding term loan, the Company granted one of its lenders common stock purchase warrants to purchase 13 shares of the Company’s common stock exercisable for par value at any time until December 31, 2005. The warrants entitle the holder to require the Company to repurchase the warrants or common shares issued upon prior exercise of the warrants at $85.00 per share. As of March 31, 2004, the lender has not required the Company to repurchase any warrants. If the repurchase right relating to these warrants were to be exercised in full, the Company would be obligated to pay its lender an aggregate of $1,097. This aggregate obligation is included within accrued expenses in the accompanying condensed consolidated balance sheets. In April 2004, in connection with the refinancing of its senior debt, the Company settled its repurchase obligation by making a cash payment of $870. See Note 10.

On June 30, 2003, the Company entered into a long-term purchase agreement for various inventory components to be used in the Company’s Oscoda, Michigan engine center. Contingent upon the achievement of guaranteed sales volume to the Company by the third party supply vendor, the Company has committed to this vendor to purchase an aggregate of $2,800 of inventory components over an approximate two-year period. An initial inventory purchase of $500 took place on June 30, 2003. The residual inventory purchase obligation of $2,300 will occur in $100 monthly increments. These monthly purchase commitments will first be reduced by inventory used in the normal course of business that is currently on consignment from this third party supplier. Through March 31, 2004, the third party supply vendor did not achieve the guaranteed sales volume levels and thus was in default of this purchase agreement. The Company is currently considering its options with respect to this default.

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

8. WEIGHTED AVERAGE SHARES

Basic income per share is computed using the weighted-average number of shares outstanding during the period. Diluted income per share uses the weighted-average number of shares outstanding during the period plus the dilutive effect of stock options calculated using the treasury stock method. Weighted average shares used in the computation of basic and diluted income per share is as follows:

	For the Three
	Months Ended
	March 31,
	2004	2003
Weighted average common and common equivalent shares outstanding:
Basic	31,640,994	31,640,994
Effect of dilutive securities	293,164,459	279,608,437

Diluted	324,805,453	311,249,431

Common stock equivalents outstanding which are not included in the calculation of diluted earnings per share because their impact is antidilutive	15,318,787	14,143,612

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

The following table illustrates the effects on net income and earnings per share if the Company had applied the fair value recognition of FASB Statement No. 123 to stock-based employee compensation:

	Quarter Ended March 31,
	2004	2003
Net income – as reported	$118	$319
Additional expense	(177)	(233)
Net (loss) income – pro forma	(59)	86
Net income per share, basic – as reported	0.00	0.01
Net income per share, diluted – as reported	0.00	0.00
Net (loss) income per share, basic – pro forma	(0.00)	0.00
Net (loss) income per share, diluted – pro forma	(0.00)	0.00

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

10. SUBSEQUENT EVENTS

On April 8, 2004, the Company closed on a refinancing of its senior debt as contemplated by a financing agreement dated April 5, 2004. Under the financing agreement, which is between the Company and the CIT Group, the Company obtained a $35,000 senior secured revolving line of credit (the “CIT Group Revolving Line of Credit”) and a $6,400 senior secured term loan (the “CIT Group Term Loan”, and collectively with the CIT Group Revolving Line of Credit, the “CIT Group Credit Facility”). The Company used the proceeds from the CIT Group Credit Facility to repay in full amounts outstanding under its Amended Revolving Credit Facility, to repay the warrant repurchase obligation due to a previous lender (as described in Note 7) and for working capital.

The CIT Group Revolving Line of Credit is due December 31, 2007 and bears interest, at the Company’s option, at (a) Prime plus an advance rate ranging from 0.00% to 0.75% with the advance rate contingent on the Company’s leverage ratio, or (b) LIBOR plus an advance rate ranging from 2.50% to 4.00% with the advance rate contingent on the Company’s leverage ratio. The CIT Group Term Loan is due in quarterly installments of $291, commencing on October 1, 2004, with the final quarterly installment due on December 31, 2007. The CIT Group Term Loan bears interest at the prevailing rate of the CIT Group Revolving Line of Credit plus one percent. Also, the CIT Group Credit Facility contains certain financial covenants regarding the Company’s financial performance and certain other covenants, including limitations on the incurrence of additional debt. In addition, an event of default under the Hilco Term Loan (described below) will also result in a default under the CIT Group Credit Facility. Borrowings under the CIT Group Credit Facility are secured by a lien on substantially all of the Company’s assets. Borrowings under the CIT Group Revolving Line of Credit are based on a borrowing base formula that takes into account the value of the Company’s receivables and inventory from time to time. Further, the amount the Company can borrow under the CIT Group Revolving Line of Credit is affected by various availability reserves that are established by the lenders under the financing agreement and the Company’s borrowings under the CIT Group Revolving Line of Credit are capped based on the ratio of the Company’s debt to EBITDA and by the maximum amount of the CIT Group Revolving Line of Credit. At May 12, 2004, the Company’s availability under the CIT Group Revolving Line of Credit was $13,794.

Additionally, simultaneous with its obtaining the CIT Group Credit Facility, the Company borrowed $8,000 from Hilco Capital LP (the “Hilco Term Loan”). The Company used the proceeds from the Hilco Term Loan to repay amounts outstanding under its Amended Revolving Credit Facility and Amended Term Loan. The Hilco Term Loan matures on December 31, 2007 and bears interest at Prime plus an advance rate ranging from 3.00% and 6.00% with the advance rate contingent upon the Company meeting (from time to time) a ratio of its secured debt to EBITDA. In addition, the Hilco Term Loan bears PIK interest ranging from 2.00% to 5.00% with the prevailing rate also being contingent upon the ratio of the Company’s level of secured debt to EBITDA. At no time during the term of this loan, however, will the combined cash and PIK interest rate be less then 9.00% nor greater then 18.00% per annum. Also, the Hilco Term Loan contains certain financial covenants regarding the Company’s financial performance and certain other covenants, including limitations on the incurrence of additional debt. In addition, an event of default under the CIT Group Credit Facility (described above) will also result in a default under the Hilco Term Loan. Borrowings under the Hilco Term Loan are secured by a lien on substantially all of the Company’s assets.

In connection with the CIT Group Credit Facility and the Hilco Term Loan, the Company paid aggregate fees of approximately $2,000. These fees will be amortized as deferred financing fees, starting in the second quarter of 2004, over the term of the new loans. In addition, as a result of these financing activities, the Company will expense approximately $145 of deferred financing costs in April 2004 which relate to the Amended Credit Facility.

In connection with the refinancing of its senior debt, the Company settled its warrant repurchase obligations to its prior lender by paying $870 in cash. See Note 7.

On April 8, 2004, the Company also refinanced all of its previously outstanding debt (principal plus accrued and unpaid interest) with its principal stockholder with a new $14,412 term loan due on January 31, 2008 (the “LJH Term Loan”). The LJH Term Loan combines the $5,000 loan which replaced the BofA term loan, the $6,050 related party term loan made in May 2003, the $1,300 loan relating to the Brice acquisition, the $900 obligation related to the AMS inventory purchase, and PIK interest previously paid on these obligations. See Notes 3 and 4. The LJH Term Loan bears interest at 18% per annum, 6% of which is payable in cash and the balance of which will be PIK. The LJH Term Loan is pari-passu with the New Notes, but is secured by a lien on substantially all of the Company’s assets. The LJH Term Loan also contains cross acceleration provisions if the obligations to the CIT Group and Hilco are accelerated.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, references to “TIMCO,” “we,” “our” and “us” in this Quarterly Report on Form 10-Q includes TIMCO Aviation Services, Inc. and its subsidiaries. This Quarterly Report on Form 10-Q contains or may contain forward-looking statements, such as statements regarding our strategy and anticipated trends in the industry in which we operate. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to our operations and results of operations, competitive factors, shifts in market demand, and other risks and uncertainties, including, in addition to those described below and elsewhere in this Quarterly Report of Form 10-Q and in our Annual Report on Form 10-K for 2003 (the “Form 10-K”), our ability to continue to generate sufficient working capital to meet our operating requirements and service our indebtedness, our maintaining good working relationships with our vendors and customers, competitive pricing for our products and services, our ability to achieve gross profit margins at which we can be profitable, including margins on services we perform at a fixed price basis, competition in the aircraft maintenance, repair and overhaul market and the impact on that market and the Company of the war on terrorism, the Iraq war, the state of the domestic passenger airline industry and the financial condition of our airline customers, our ability to attract and retain qualified personnel in our businesses, utilization rates for our MR&O facilities, our ability to effectively integrate future acquisitions, our ability to effectively manage our business, economic factors which affect the airline industry generally, including the amount of aircraft maintenance outsourced by various airlines, and changes in government regulations. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying these forward looking statements prove incorrect, actual results may differ significantly from results expressed or implied in any forward-looking statements made by us in this Quarterly Report on Form 10-Q. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

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

Our operating results have fluctuated in the past and may fluctuate significantly in the future. Many factors affect our operating results, including:

•	the timing of repair orders and payments from large customers,

•	the state of the economy generally, the state of the airline industry generally, and the financial condition of our airline customers specifically,

•	competition from other third-party MR&O service providers,

•	the number of airline customers seeking repair services at any time,

•	the impact of fixed pricing on gross margins and our ability to accurately project our costs in a dynamic environment,

•	our ability to fully utilize our hangar space dedicated to maintenance and repair services,

•	the volume and timing for 727 cargo conversions and the impact during future periods on airline use of out-of-production aircraft (such as 727, DC 8, DC 9 and DC 10) and JT8D engines as a result of increased fuel costs and other factors,

•	our ability to retain the services of our executive officers and key employees,

•	our ability to attract and retain a sufficient number of qualified mechanics to perform the maintenance, overhaul and repair services requested by our customers, and

•	the timeliness of customer aircraft arriving for scheduled maintenance.

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

Three Months Ended March 31, 2004 and 2003

Operating revenue for the three months ended March 31, 2004 increased $32,248 or 62.9% to $83,532, from $51,284 for the three months ended March 31, 2003. Operating revenue for the first quarter of 2004 included $11,540 in revenue from our Goodyear, Arizona facility, which was subleased from our principal stockholder in April 2003. Prior to executing this sublease agreement, during the first quarter ended March 31, 2003, we generated $926 in revenue for this facility. Without the revenue from our Goodyear facility, first quarter 2004 revenue would have been $71,992 and first quarter 2003 revenue would have been $50,358 (we are providing this information in order to allow comparison of the revenue derived from facilities fully operational in both the first quarter of 2004 and 2003).

The increase in revenue for the quarter ended March 31, 2004 compared to the revenue for the quarter ended March 31, 2003 can primarily be attributed to additional revenue in our aircraft heavy maintenance operations (described below), including revenues from our Goodyear, Arizona facility (as discussed above), and to revenues from our Brice operation, which was acquired in October 2002 and has benefited from the cross sales of our other service offerings, and our engine center operation.

Revenue for the three months ended March 31, 2004 were favorably impacted by a significant influx of airframe heavy maintenance work to our MR&O operations. Adverse market conditions during the first half of fiscal 2003 resulted in delays of maintenance service work by several of our significant customers and adversely impacted our 2003 first quarter results of operations. Many of these delayed maintenance programs, however, were inducted for service during the third quarter of 2003 and have continued through the first quarter of fiscal 2004. The impact on revenue for the first quarter of 2004 was an increase in revenue for our airframe MR&O facilities, including Goodyear, over the prior year first quarter of 2003 of approximately $29,375. This increase within our airframe MR&O facilities, coupled with the increased revenue for our engine center operation and our Brice operation, resulted in a $31,583 improvement in revenue (out of the $32,248 increase in revenue from period to period) for the first quarter of 2004 over the first quarter of 2003.

While significantly improved over the first quarter of 2003, our revenue for the quarter ended March 31, 2004 continued to be unfavorably impacted by economic conditions in the airline industry. For the first quarter of fiscal 2004, these unfavorable impacts include increased jet fuel prices, increased price competition and continued downward pricing pressures from airline customers. These factors forced us, particularly during the early part of fiscal 2003, to reduce pricing and take fixed priced work at lower rates, which adversely impacted revenues and gross margins. Additionally, instability in the Middle East, the currently on-going war on terrorism, and the war in Iraq have unfavorably impacted airline passenger levels during fiscal 2004, which has equated to some further delays of maintenance service by some of our customers. Finally, future changes in customer maintenance schedules, similar to those described above, have impacted us in the past and are likely to impact us in the future.

Gross profit increased to $6,293 for the quarter ended March 31, 2004 compared with a gross profit of $3,519 for the quarter ended March 31, 2003. The improvement of the gross margin results for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003 was spurred by the receipt of long-term repetitive customer maintenance programs (referred to in the industry as “nose-to-tail lines”), where greater efficiencies are generally achieved. During the first quarter of 2003, because we did not have significant nose-to-tail lines during this period, we were forced to take a higher proportion of single-visit customers which resulted in a deterioration of gross margin results due to lower efficiency in our operations. In addition to the increase in nose-to-tail maintenance programs, an overall increase in sales levels, particularly for our engine center operation and Brice operation, resulted in an improved gross margin. Gross profit as a percentage of revenue increased to 7.5% for the quarter ended March 31, 2004, from 6.9% for the quarter ended March 31, 2003.

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

Operating expenses for the first quarter ended March 31, 2004 were $5,616, compared to $3,064 for the first quarter ended March 31, 2003. Operating expenses as a percentage of revenues were 6.7% and 6.0%, respectively, for the three month periods ended March 31, 2004 and 2003. During the first quarter of fiscal 2003 we were able to extend a sublease agreement with a third party for a facility that we currently lease in Opa-locka, Florida. As a result of this sublease extension, we eliminated an accrual previously established for the shortfall in the operating lease commitment and the amount of the original sublease income. The reversal of this accrual resulted in a $300 benefit during the 2003 first quarter and is reflected as a reduction to operating expenses for the quarter ended March 31, 2003. Also, as a result of a revised estimate of workers’ compensation insurance claims, we reduced our accrual for workers’ compensation insurance by $400 during the first quarter of 2003. This reduction is also reflected as an offset to operating expenses for the quarter ended March 31, 2003. Had these offsets to operating expenses not occurred, 2003 first quarter operating expenses as a percentage of revenues would have been 7.3% The combination of these offsets to operating expenses for the first quarter of 2003, coupled with a significant increase in revenues for the first quarter of 2004 compared to the first quarter of 2003, resulted in the increased operating expenses reflected above.

As a result of these factors, income from operations was $677 for the first quarter of 2004, compared to income from operations of $455 for the first quarter of 2003.

Interest expense (excluding amortization of deferred financing fees) for the three months ended March 31, 2004 increased by $527 or 34.7% to $2,044, from $1,517 for the three months ended March 31, 2003. The increase is primarily attributable to non-cash interest expense (since the note is a PIK instrument) of $363 on a portion of our related party term loan (which portion was substantially funded in July 2003) and by increased borrowing levels, quarter-over-quarter, under our credit facility.

Amortization of deferred financing costs was $264 and $558 for the three months ended March 31, 2004 and 2003, respectively. The decrease is primarily attributable to deferred financing fees related to our July 2002 financing being fully amortized at the end of January 2004 (the original maturity date for our Amended Credit Facility and BofA Term Loan) with minimal additional financing fees incurred related to the extension of the Amended Credit Facility through July 2004 (see Note 3 to Notes of Condensed Consolidated Financial Statements for

particulars of this short-term extension). Partially offsetting this reduction is amortization of deferred financing fees incurred in conjunction with our May 2003 amendment to our July 2002 credit facility and TROL financing arrangement, in addition to deferred financing fees incurred in conjunction with the warrant that was delivered to our majority stockholder in conjunction with securing a portion of our related party term loan. The warrant valuation, as determined by an independent business valuation specialist through a fair market value assessment of the Company, was recorded at $1,258 as of May 14, 2003 and is being amortized over a three year period.

Other income – net was $1,678 for the three month period ended March 31, 2004 and $1,514 for the three month period ended March 31, 2003. Other income – net for the first quarter of fiscal 2004 was primarily comprised of a gain on the disposition of our office and warehouse facility located in Miramar, Florida ($825) and rental income from this office and warehouse facility received prior to its disposition ($688). See Note 5 of the Notes to the Condensed Consolidated Financial Statements. Other income – net for the first quarter of fiscal 2003 was primarily comprised of rent from the Company’s Miramar facility (approximately $700) and a gain on the settlement of outstanding purchase price adjustments and other obligations and funds held in escrow related to the July 2002 sale of our Aerocell Structure operations ($570). See Note 3 of the Notes to the Consolidated Financial Statements in our 2003 Form 10-K.

As a result of the above factors, our income from continuing operations before income taxes and discontinued operations for the three months ended March 31, 2004 was $47, compared to our loss from continuing operations before income taxes and discontinued operations of $106 for the three months ended March 31, 2003.

For the first quarter of 2003, we have recognized a tax benefit of $174 for the receipt of miscellaneous state carryback refunds.

For the reasons set forth above, our income from continuing operations for the three months ended March 31, 2004 was $47, or $0.00 per basic share and diluted share, compared to income of $68, or $0.00 per basic share and diluted share, for the three months ended March 31, 2003.

Income from discontinued operations for the first quarter ended March 31, 2004 was $71, or $0.00 per basic share and diluted share, compared to income of $251, or $0.01 per basic share and $0.00 per diluted share, for the first quarter ended March 31, 2003. Income from discontinued operations for the first quarter of 2004 and 2003 is primarily comprised of collections on receivables retained from the sale of our redistribution operations that had been fully reserved and the sale of residual inventory that remains from the sale of our redistribution operation and new parts bearings operation. These operations were sold in fiscal 2000 and the process of collection of these assets is winding down. As a result, income from discontinued operations is not expected to be significant in future periods.

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

The September 11, 2001 terrorist attacks against the United States of America and the resulting increase in airline insurance costs, additional government mandated passenger taxes and fees, and increased airport security costs, have had a severe impact on the aviation industry. These factors, in conjunction with an overall slowdown in the U.S. economy, a reduction in passenger levels from fiscal 2001 through the first quarter of 2004, and the overall instability in the Middle East (including the currently on-going war on terrorism and the war in Iraq) have resulted in operating losses for U.S. airline carriers in excess of $10.3 billion for 2001, $8.6 billion for 2002, and approximately $2.5 billion for 2003. As a result of these factors, many commercial passenger airlines and air cargo carriers reported significant reductions in their capacity and have taken out of service upwards of 20% of their aircraft. This reduction in capacity has lessened the aircraft maintenance required by such airlines (and thereby the amount of maintenance being outsourced to companies like TIMCO). The impact of these factors has resulted with the filing for bankruptcy protection under Chapter 11 of the United States Bankruptcy Court by several carriers. The most notable for us has been the filing for protection from creditors under Chapter 11 by United Air Lines on December 9, 2002 (United was our largest customer during the last three fiscal years). As of the date of this report, United Air Lines has not emerged from protection under the Bankruptcy Court. In addition to United Air Lines, other carriers have publicly discussed the potential of seeking protection from creditors through a voluntary bankruptcy filing. As related to us, current exposures to carriers that are at risk of filing for protection are being continuously evaluated and monitored, though we have in the past, and may in the future, experience losses relating to these credit exposures. Additionally, the Company is positioning itself for potential favorable implications of these Chapter 11 filings and resurgence of the airlines as it is anticipated that additional maintenance outsourcing opportunities could result as these airlines look for cost reduction alternatives.

We believe that all of the above factors could continue to have a negative impact on our business in the foreseeable future. In response, we have taken steps to reduce our costs. These terrorist attacks and related aftermath events and the overall slowdown in the U.S. economy have also impacted our competition, with several of our competitors exiting the MR&O business.

Liquidity

For the year ended December 31, 2003, we incurred losses from continuing operations of $3,967. We also had a net stockholders’ deficit as of December 31, 2003 and March 31, 2004, and continued to require additional cash flow above amounts currently being provided from operations to meet our working capital requirements. Additionally, as a result of operating activities, we were not in compliance during the first quarter ended March 31, 2003 with debt covenant requirements under our previous revolving credit and term loan facilities and our TROL financing arrangement. We, however, obtained a waiver of non-compliance with all financial covenants and thereby cured these covenant violations.

Our ability to service our debt and note obligations, as they come due, including maintaining compliance with the covenants and provisions under our debt instruments, is and will be dependent upon our future financial and operating performance. This performance, in turn, is subject to various factors, including certain factors beyond our control, such as changes in conditions affecting the airline industry and changes in the overall economy. Additionally, our customer base has been adversely impacted in the past by various factors, such as the state of the general economy, fluctuations in the price of jet fuel, a significant decline, from calendar year 2000, in passenger airline travel, the currently on-going war on terrorism, the war in Iraq, the outbreak of the SARS virus in Asia, and a competitive price reduction in airfare prices. These and other factors may adversely affect our customers in the future.

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

On April 8, 2004, we completed the refinancing of all of our outstanding senior credit facilities. As part of our refinancing, we obtained a new a $35,000 senior secured revolving line of credit and a $6,400 senior secured term loan from a group of financial institutions led by CIT Group. Additionally, we obtained an $8,000 senior secured term loan from Hilco Capital, LP. The proceeds of these new facilities were primarily used to repay amounts outstanding under our previous revolving credit and term loan facilities. Additional borrowings available under the revolving credit portion of this new facility will be used for working capital. As of May 12, 2004, we had availability under our new revolving credit facility of $13,794. Additionally, we have refinanced all of the previously outstanding debt due to our principal stockholder with a new $14,412 term loan. Finally, we have recently sold our office and warehouse facility located in Miramar, Florida for a gross purchase price of $26,000. We used a portion of the proceeds from the sale to repay the $23,624 outstanding principal balance of our TROL financing arrangement and we used the balance of the proceeds, net of transaction expenses and other Miramar property related costs that we were obligated to pay, to repay amounts outstanding under our previous term loan facility. See Notes 3, 4, 5 and 10 of Notes to Condensed Consolidated Financial Statements for a complete description of all of these transactions.

Additionally, the degree to which we are leveraged could have important consequences to us, including:

•	our vulnerability to adverse general economic and industry conditions;

•	our ability to obtain additional financing for future working capital expenditures, general corporate or other purposes, particularly where our current lenders have a lien on all of our assets;

•	the requirement that we obtain the consent from our lenders if we wish to borrow additional amounts; and

•	the dedication of a significant portion of our cash flow from operations to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations.

In addition, subject to the limitations set forth in the indenture for the New Notes, we and our subsidiaries may incur substantial amounts of additional indebtedness. Finally, our senior credit facilities are secured by a lien on substantially all of our assets.

We believe that we will meet our working capital requirements during 2004 from funds available under our revolving credit agreement and from our operations. We may also sell assets or our equity securities, or borrow additional funds, to the extent required and available. While we expect that required financing will be available to meet our working capital requirements, there can be no assurance of this fact.

Cash

Net cash used in continuing operating activities during the three months ended March 31, 2004 was $4,375, compared to net cash used in continuing operating activities of $6,102 for the same period in 2003. Cash used in operating activities was primarily the result of net income, adjusted for non-cash charges of $1,834 and increases in accounts receivable of $17,163, offset by decreases in inventories and other current assets, and increases in accounts payable, customer deposits, and other liabilities, together aggregating $10,954. The increase in accounts receivable provided additional borrowing base for our revolving credit facility, which funded this use of cash. Cash of $24,519 was provided by investing activities during the first quarter of 2004, which included cash proceeds of $24,861 from the sale of the Company’s Miramar facility, offset by $342 for the purchase of fixed assets. Cash used in financing activities during the period was $21,971. Net proceeds from borrowings under our senior revolving credit facilities ($2,643) and from the sale of our Miramar facility were used for operations, to pay $966 of bank and refinancing fees and to pay $23,648 of capital leases obligations, including $23,624 under our TROL financing arrangement. Cash of $437 was provided by our discontinued operations.

Senior Credit Facilities

See discussion of our senior credit facilities in Notes 3 and 10 to Notes to Condensed Consolidated Financial Statements and in our 2003 Form 10-K.

Subordinated Notes

See discussion of our subordinated note obligations in Note 6 to Notes to Condensed Consolidated Financial Statements.

TROL Financing

See discussion of our TROL financing in Note 5 to Notes to Condensed Consolidated Financial Statements.

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of its financial statements. Our consolidated financial statements include a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

Revenue Recognition

Revenues from MR&O services are recognized and unbilled receivables are recorded based upon the percentage of completion method. Unbilled receivables are billed on the basis of contract terms (generally upon completion of an aircraft) and deliveries. Revenues related to engine overhaul services are recognized upon shipment of the overhauled engine. We regularly review our progress on percentage-of-completion contracts and review the estimated costs of fulfilling our obligations. If we do not accurately estimate the scope of the work to be performed or do not manage these contracts properly within the planned periods of time or satisfy our obligations under the contracts, then future revenue and margins may be significantly and negatively affected, or losses on existing contracts may need to be recognized. Any resulting reductions in revenues, margins or contract losses could be material to our results of operations.

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

Inventory Valuation

Inventories, which consist primarily of new, overhauled, serviceable and repairable aircraft parts, are stated at the lower of cost or market on primarily a specific identification basis and aircraft parts usage analysis. Although we believe that we have adequately provided for any such declines in inventory value, any unanticipated change in technology or customer aircraft fleet for which our inventory relates could significantly affect the value of our inventory and thereby adversely affect gross margins and results of operations. Customer demand, general economic conditions and industry market factors may also impact the value of our inventory. In instances where bulk purchases of inventory items are made, cost is determined based upon an allocation by management of the bulk purchase price to the individual components. Expenditures required for the recertification of parts are capitalized as inventory and are expensed as the parts associated with the recertification are sold.

Accounts Receivable – Allowance for Doubtful Accounts

Substantially all of our accounts receivable are due primarily from airlines, aircraft leasing companies and air cargo carriers. During 2003 and the first quarter of 2004, there has been significant change in the aviation industry, including the filing for bankruptcy protection under Chapter 11 of the United States Bankruptcy Court by certain carriers. This in turn has affected service providers within the aviation industry and has resulted in us experiencing higher credit losses. We continuously perform credit evaluations of our customers, considering numerous inputs including the customers’ financial position, past payment history, cash flows, historical loss experience and economic conditions. While management believes that adequate allowances for doubtful accounts have been provided in the consolidated financial statements, it is possible that we could experience additional unexpected credit losses.

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

Our obligations as of March 31, 2004 under our Amended Revolving Credit Facility and a portion of our related party term loan (the $5,000 portion repaid to BofA by our principal stockholder in January 2004) bear interest at floating rates and therefore, we are impacted by changes in prevailing interest rates. However at the same date, our $3,500 Amended Term Loan, a portion of our related party term loan ($8,250), and our New Notes, Old Notes, and Junior Notes all bore fixed interest rates and therefore were not subject to the risk of interest rate fluctuations. A 10% change in market interest rates that affect our financial instruments would impact earnings during 2004 by approximately $137 before taxes and would change the fair value of our financial instruments by approximately $12,448.

ITEM 4: CONTROLS AND PROCEDURES

(a)	Our Chief Financial Officer and Chief Executive Officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, these officers have concluded that as of March 31, 2004 our disclosure controls and procedures were effective in timely alerting them to material information relating to our company (including our consolidated subsidiaries) required to be included in our reports filed or submitted by us under the Exchange Act.

As of March 31, 2004, we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

(b)	There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 7 to the Company’s Unaudited Condensed Consolidated Financial Statements included in this filing.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The results of the Company’s 2003 annual meeting of stockholders (held on January 13, 2004) were reported in the Company’s 2003 Annual Report on Form 10-K.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORMS 8-K

     (a) Exhibits

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

During the quarter ended March 31, 2004, the Company did not file any reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMCO Aviation Services, Inc.

By:	/s/ C. Robert Campbell

Executive Vice President and Chief
Financial Officer (Principal Financial Officer)

Dated: May 13, 2004

Exhibit Index

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer under Section 302 the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 the Sarbanes-Oxley Act of 2002