Form 10-Q
period 2004-06-30
TIMCO AVIATION SERVICES INC
filed 2004-08-16
CIK 1012159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 31,640,994 shares of common stock, $.001 par value per share, were outstanding as of August 13, 2004.

TIMCO AVIATION SERVICES, INC.

INDEX

Part I. Financial Information

		Page
Item 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets at June 30, 2004 and December 31, 2003 (unaudited)	3-4

	Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2004 and 2003 (unaudited)	5-6

	Condensed Consolidated Statements of Stockholders’ Deficit and Comprehensive Loss for the six months ended June 30, 2004 (unaudited)	7

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003 (unaudited)	8-9

	Notes to Condensed Consolidated Financial Statements	10

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	26

Item 4.	CONTROLS AND PROCEDURES	26

Part II. Other Information

Item 1.	LEGAL PROCEEDINGS	27

Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	27

Item 3.	DEFAULTS UPON SENIOR SECURITIES	27

Item 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS	27

Item 5.	OTHER INFORMATION	27

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K	27-28

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	June 30,	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$257	$1,603
Accounts receivable, net	47,619	36,950
Inventories	25,654	25,724
Net assets of discontinued operations	—	459
Other current assets	4,449	4,986

Total current assets	77,979	69,722

Fixed assets, net	31,558	55,100

Other Assets:
Goodwill, net	26,124	26,124
Deferred financing costs, net	3,799	1,590
Other	579	355

Total other assets	30,502	28,069

Total assets	$140,039	$152,891

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$19,913	$21,446
Accrued expenses	15,723	16,854
Customer deposits	16,100	12,586
Revolving loan	11,674	14,705
Current maturities of capital lease obligations	1,102	1,510
Accrued interest	999	992
Current maturities of notes payable to financial institutions	873	291
Net liabilities of discontinued operations	184	278

Total current liabilities	66,568	68,662

Senior subordinated notes, net:
New notes due 2006	115,800	115,800
Old notes due 2008	16,247	16,247
Term loan with a related party	14,412	8,250
Notes payable to financial institutions, net of current portion	13,527	8,209
Capital lease obligations, net of current portion	4,197	26,188
Junior subordinated notes due 2007, net	3,289	3,063
Deferred income	1,389	1,473
Other long-term liabilities	505	764

Total long-term liabilities	169,366	179,994

Commitments and Contingencies (see notes)

Stockholders’ Deficit:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none outstanding, 15,000 shares designated Series A Junior Participating	—	—
Common stock, $.001 par value, 500,000,000 shares authorized, 31,640,994 shares issued and outstanding	32	32
Additional paid-in capital	182,088	182,088
Accumulated deficit	(278,015)	(277,885)

Total stockholders’ deficit	(95,895)	(95,765)

Total liabilities and stockholders’ deficit	$140,039	$152,891

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share Data)
(Unaudited)

	For the Three Months
	Ended June 30,
	2004	2003
Operating revenue:
Sales, net	$78,172	$52,076
Other	—	36

	78,172	52,112
Cost of sales	71,164	50,537

Gross profit	7,008	1,575

Operating expenses	5,608	3,721

Income (loss) from operations	1,400	(2,146)

Interest expense	2,144	1,527
Other income — net	(352)	(58)

Loss before income taxes and discontinued operations	(392)	(3,615)

Income tax benefit	—	(710)

Loss from continuing operations before discontinued operations	(392)	(2,905)

Income from discontinued operations, net of income taxes	144	2,878

Net Loss	$(248)	$(27)

Basic and diluted loss per share:
Loss from continuing operations	$(0.01)	$(0.09)
Income from discontinued operations	—	0.09

Net Loss	$(0.01)	$—

Weighted average shares outstanding:
Basic and diluted	31,640,994	31,640,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share Data)
(Unaudited)

	For the Six Months
	Ended June 30,
	2004	2003
Operating revenue:
Sales, net	$161,502	$103,307
Other	—	89

	161,502	103,396
Cost of sales	148,403	98,303

Gross profit	13,099	5,093

Operating expenses	10,907	6,671

Income (loss) from operations	2,192	(1,578)

Interest expense	3,953	3,075
Other income — net	(516)	(886)

Loss before income taxes and discontinued operations	(1,245)	(3,767)

Income tax benefit	—	(884)

Loss from continuing operations before discontinued operations	(1,245)	(2,883)

Income from discontinued operations, net of income taxes	1,115	3,175

Net(loss)income	$(130)	$292

Basic and diluted (loss)income per share:
Loss from continuing operations	$(0.04)	$(0.09)
Income from discontinued operations	0.04	0.10

Net (loss) income	$—	$0.01

Weighted average shares outstanding:
Basic and diluted	31,640,994	31,640,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT AND
COMPREHENSIVE LOSS
(In Thousands, Except Share Data)
(Unaudited)

					Total
					Stockholders'
	Common Stock		Additional		Deficit and
			Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance as of
December 31, 2003	31,640,994	$32	$182,088	$(277,885)	$(95,765)

Net loss and comprehensive loss	—	—	—	(130)	(130)

Balance as of
June 30, 2004	31,640,994	$32	$182,088	$(278,015)	$(95,895)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For the Six
	Months Ended
	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(130)	$292
Adjustments to reconcile net (loss) income to cash used in operating activities:
Income from discontinued operations	(1,115)	(3,175)
Paid-in-kind interest note obligations	1,095	225
Write-off of deferred financing fees	145	—
Gain on Aerocell settlement, net of cash received	—	(455)
Depreciation and amortization	2,654	2,583
Amortization of deferred financing costs	542	1,164
Provision for (recovery of) doubtful accounts	27	(158)
Change in working capital:
Accounts receivable	(10,696)	(12,782)
Inventories	70	(3,085)
Other assets	173	(2,272)
Accounts payable	(2,363)	6,611
Customer deposits	3,514	1,008
Other liabilities	(1,216)	(423)

Net cash used in operating activities	(7,300)	(10,467)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets, net of transaction expenses	24,861	—
Purchases of fixed assets	(1,139)	(612)

Net cash provided by (used in) investing activities	23,722	(612)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under senior debt facilities	171,787	103,897
Payments under senior debt facilities	(174,818)	(95,330)
Proceeds of term loan with related party	6,162	3,050
Proceeds of term loans with financial institutions, net	5,900	—
Payments on capital leases	(24,623)	(558)
Payments of deferred financing costs	(2,896)	(435)

Net cash (used in) provided by financing activities	(18,488)	10,624

Net cash provided by discontinued operations	720	254

Net decrease in cash and cash equivalents	(1,346)	(201)
Cash and cash equivalents, beginning of period	1,603	339

Cash and cash equivalents, end of period	$257	$138

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$2,422	$3,012

Income taxes refunded	—	$174

SUPPLEMENTAL SCHEDULE OF NON CASH FINANCING ACTIVITIES:
Acquisition of property through capital lease	$2,224	$—

Value of warrant issued to shareholder in exchange for note payable financing	$—	$1,258

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(Unaudited)
(Amounts and Shares in Thousands, Except Per Share Data)

1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY

DESCRIPTION OF BUSINESS

TIMCO Aviation Services, Inc. (the “Company”) is a Delaware corporation that, through its subsidiaries, provides aircraft maintenance, repair and overhaul (“MR&O”) services to commercial passenger airlines, air cargo carriers, aircraft leasing companies, maintenance and repair facilities and aircraft parts distributors throughout the world.

BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the “Form 10-K”).

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2004, the results of its operations for the three month and six month periods ended June 30, 2003 and 2004 and its cash flows for the six month periods ended June 30, 2003 and 2004. The results of operations and cash flows for the six month period ended June 30, 2004 are not necessarily indicative of the results of operations or cash flows which may be reported for the year ending December 31, 2004.

LIQUIDITY

During the quarter ended June 30, 2004, the Company refinanced all of its senior debt. On April 8, 2004, the Company closed on an agreement with the CIT Group in which the Company obtained a $35,000 senior secured revolving line of credit (the “CIT Group Revolving Line of Credit”) and a $6,400 senior secured term loan (the “CIT Group Term Loan”, and collectively with the CIT Group Revolving Line of Credit, the “CIT Group Credit Facility”). The CIT Group Credit Facility matures on December 31, 2007. Effective on the same date, the Company obtained an $8,000 senior secured term loan from Hilco Capital LP (the “Hilco Term Loan”) and refinanced the $14,412 of aggregate term debt due to its principal stockholder. In addition, on March 31, 2004, the Company sold its office and warehouse facility located in Miramar, Florida and used the proceeds to repay in full the Company’s TROL financing obligation ($23,824 as of March 31, 2004). For details of these events, see Notes 3, 4 and 5.

For the year ended December 31, 2003, the Company incurred a loss from continuing operations of $4,303 (adjusted for the reclassification of income and expenditures related to the Company’s Miramar facility. See Note 2 for particulars). The Company also had a net stockholders’ deficit as of December 31, 2003 and continued to require additional cash flow above amounts currently being provided from operations to meet its working capital requirements. The Company’s ability to service its debt obligations as they come due, including maintaining compliance with the covenants and provisions of all of its debt obligations, is dependent upon the Company’s future financial and operating performance. That performance, in turn, is subject to various factors, including certain factors beyond the Company’s control, such as changes in conditions affecting the airline industry and changes in the overall economy. Additionally, as a result of the state of the general economy, fluctuations in the price of jet fuel, a significant decline but partial resurgence, from calendar year 2000, in passenger airline travel, the currently on-going global war on terrorism, the war in Iraq, and a competitive price reduction in airfare prices has significantly impacted the airline industry, and thus the Company’s customer base. The result for some carriers has been the filing for protection under Chapter 11 of the United States Bankruptcy Code. These factors have also resulted in some of the Company’s competitors exiting the maintenance, repair, and overhaul business.

The Company is highly leveraged and has significant obligations under its outstanding debt agreements. As a result, significant amounts of cash flow from operations are needed to make required payments of the Company’s debt obligations, thereby reducing funds available for other purposes. Even if the Company is able to meet its debt service and other obligations when due, the Company may not be able to comply with the covenants and other provisions under its debt instruments. A failure to comply, unless waived by the lenders and noteholders, would be an event of default and would permit the lenders to accelerate the maturity of these debt obligations. It would also permit the lenders to terminate their commitments to extend additional credit under their financing agreements. If the Company was unable to meet its obligations under its debt instruments, or if the Company could not obtain waivers of defaults under any such agreements (including defaults caused by the failure to meet financial covenants), the lenders could proceed against the collateral securing these financing obligations and exercise all other rights available to them. While the Company expects that it will make all required debt payments and meet all financial covenants in 2004, there can be no assurance that it will be able to do so.

2. SALE OF ASSETS AND OPERATING ENTITIES

In March 2004, the Company sold its office and warehouse facility located in Miramar, Florida for a sales price of $26,000. See Note 5 for particulars of this sales transaction and resulting repayment of the Company’s TROL financing that was secured by the assets of this facility. The Company has determined that the gain from its sale of the Miramar facility along with the related rental income, depreciation expense and interest expense should be netted with income from discontinued operations. These amounts were reported as part of continuing operations in the Company’s condensed consolidated financial statements for the three months ended March 31, 2004. Had the Company reported these amounts as components of discontinued operations for the quarter ended March 31, 2004 the Company’s loss from continuing operations before discontinued operations would have been $853 ($0.03 per basic share and $0.00 per diluted share) and the Company’s income from discontinued operations would have been $971 ($0.03 per basic share and $0.00 per diluted share).

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

3. SENIOR CREDIT FACILITIES

Commencing January 30, 2004, the Company entered into a series of two amendments and limited waiver agreements pursuant to which the maturity date of the Company’s then existing senior revolving credit and term loan facilities, which were scheduled to mature on January 31, 2004, were extended until July 31, 2004. Through these series of amendments and limited waiver agreements, the Company temporarily extended its senior revolving credit facility and term loan (the “Amended Credit Agreement”). Under the Amended Credit Agreement, the Company had a $30,000 senior secured revolving line of credit (the “Amended Revolving Credit Facility”) and a $3,500 senior secured term loan (the “Amended Term Loan” and collectively with the Amended Revolving Credit Facility, the “Amended Credit Facility”). Borrowings under the Amended Credit Facility were secured by a lien on substantially all of the Company’s assets and the borrowing base consisted primarily of certain of the Company’s account receivables, inventory, and machinery and equipment. The interest rate on the Amended Revolving Credit Facility was, at the Company’s option, (a) prime plus 3% per annum, or (b) LIBOR plus 4.5% per annum. The interest rate on the Amended Term Loan was 12% per annum.

On April 8, 2004, the Company closed on a refinancing of its senior debt as contemplated by a financing agreement dated April 5, 2004 between the Company and the CIT Group. Under this financing agreement, the Company obtained the CIT Group Revolving Line of Credit, which is a $35,000 senior secured revolving line of credit, and the CIT Group Term Loan, which is a $6,400 senior secured term loan. The Company used the proceeds from the CIT Group Credit Facility to repay in full amounts outstanding under its Amended Revolving Credit Facility, to repay the warrant repurchase obligation due to a previous lender (as described in Note 7) and for working capital.

The CIT Group Revolving Line of Credit is due December 31, 2007 and bears interest, at the Company’s option, at (a) Prime plus an advance rate ranging from 0.00% to 0.75%, or (b) LIBOR plus an advance rate ranging from 2.50% to 4.00%, with the advance rates contingent on the Company’s leverage ratio. The Company has currently elected the Prime option. Also, in accordance with the requirements of EITF 95-22, the Company has presented this revolving line of credit as a short-term obligation. The CIT Group Term Loan is due in quarterly installments of $291, commencing on October 1, 2004, with the final quarterly installment due on December 31, 2007. The CIT Group Term Loan bears interest at the prevailing rate of the CIT Group Revolving Line of Credit plus one percent. Also, the CIT Group Credit Facility contains certain financial covenants regarding the Company’s financial performance and certain other covenants, including limitations on the incurrence of additional debt, and provides for the termination of the CIT Group Credit Facility and repayment of all debt in the event of a change in control, as defined. In addition, an event of default under the Hilco Term Loan (described below) will also result in a default under the CIT Group Credit Facility. Borrowings under the CIT Group Credit Facility are secured by a lien on substantially all of the Company’s assets. Borrowings under the CIT Group Revolving Line of Credit are based on a borrowing base formula that takes into account the level of the Company’s receivables and inventory. Further, the amounts that the Company can borrow under the CIT Group Revolving Line of Credit are affected by various availability reserves that are established by the lenders under the financing agreement, and the Company’s borrowings under the CIT Group Revolving Line of Credit are limited based on the ratio of the Company’s debt to EBITDA. Finally, the agreement relating to the CIT Group Revolving Line of Credit requires that at the time of each additional borrowing, the Company must be in a position to make various representations and warranties to its lenders regarding its business (including several reaffirming that there have been no changes in the status of specific aspects of the Company’s business that could reasonably be expected to have a material adverse effect upon the business, operation, assets, financial condition or collateral of the Company and its subsidiaries taken as a whole), and be in compliance with various affirmative and negative covenants, all as more particularly set forth in the agreement. As of June 30, 2004, the outstanding aggregate amount borrowed under the CIT Group Revolving Credit Facility was $11,674, the outstanding CIT Group Term Loan was $6,400, the amount of outstanding letters of credit under the CIT Group Revolving Credit Facility was $10,064 and $10,063 was available for additional borrowing under the CIT Group Revolving Credit Facility.

Additionally, simultaneous with its obtaining the CIT Group Credit Facility, the Company obtained the Hilco Term Loan, which is an $8,000 term loan, from Hilco Capital LP. The Company used the proceeds from the Hilco Term Loan to repay amounts outstanding under its Amended Revolving Credit Facility and Amended Term Loan. The Hilco Term Loan matures on December 31, 2007 and bears interest at Prime plus an advance rate ranging from 3.00% and 6.00% with the advance rate contingent upon our meeting (from time to time) a ratio of the Company’s secured debt to EBITDA. In addition, the Hilco Term Loan bears PIK interest ranging from 2.00% to 5.00% with the prevailing rate also being contingent upon the ratio of the Company’s level of secured debt to EBITDA. At no time during the term of this loan, however, will the combined cash and PIK interest rate be less then 9.00% nor greater then 18.00% per annum. Also, the Hilco Term Loan contains certain financial covenants regarding the Company’s financial performance and certain other covenants, including limitations on the incurrence of additional debt, and provides for the termination of the Hilco Term Loan and repayment of all debt in the event of a change in control, as defined. In addition, an event of default under the CIT Group Credit Facility (described above) will also result in a default under the Hilco Term Loan. Borrowings under the Hilco Term Loan are secured by a lien on substantially all of the Company’s assets.

In connection with the CIT Group Credit Facility and the Hilco Term Loan, the Company paid aggregate fees of approximately $2,858. These fees will be amortized as deferred financing fees over the term of the new loans. In addition, as a result of these financing activities, the Company has expensed approximately $145 of deferred financing costs in April 2004 which relate to the Amended Credit Facility.

In addition, the Company previously had a $5,000 term loan with Bank of America (“BofA”), which had been credit supported by various parties, including the Company’s principal stockholder, and which was scheduled to mature on January 31, 2004. In connection with the above-described short-term extension of the Amended Credit Facility, the Company’s principal stockholder repaid BofA and agreed to extend the term of this loan, under the same terms previously extended by BofA, except the maturity date was extended until July 31, 2004. Under these terms, this $5,000 related party term loan bore interest at the rate of LIBOR plus 2%. In April 2004, the Company refinanced all of its previously outstanding debt (principal plus accrued and unpaid interest), including this $5,000 term loan, with its principal shareholder. See Note 4.

4. RELATED PARTY TERM LOAN

On May 14, 2003, the Company entered into an agreement with its principal stockholder pursuant to which the principal stockholder loaned the Company $6,050. This term loan was used for working capital requirements. This term loan had a three-year maturity, was secured, and bore paid-in-kind interest at the rate of 16% per annum. From inception through April 8, 2004 (the date the Company refinanced of all of its outstanding related party debt obligations), all interest obligations ($1,127) had been paid-in-kind. Further, the $1,300 loan obtained from the principal stockholder in connection with the acquisition of Brice Manufacturing in October 2002 was combined with and added into this $6,050 loan. This term loan from the Company’s principal stockholder contained cross acceleration provisions if the obligations to the Company’s senior lenders were accelerated.

In connection with the funding of the $6,050 term loan, the Company issued a warrant to its principal stockholder to acquire, for nominal consideration, 30% of the Company’s outstanding common stock (on a fully-diluted basis) as of the day the warrant is exercised. The warrant is exercisable on or before January 31, 2007. The warrant valuation, as determined by an independent business valuation specialist through a fair market value assessment of the Company, was recorded at $1,258 as of May 14, 2003. The Company has recorded the value of this warrant as deferred financing costs and was amortizing this amount to expense over a three-year period (the original period of this loan). As a result of the related party term loan refinancing described below, effective April 8, 2004 the Company reset the amortization period for the unamortized deferred financing balance and will amortize this amount over the term of the newly established related party term loan (January 31, 2008).

In September 2003, the Company recorded a $900 obligation reflecting the Company’s purchase from its principal stockholder of the aircraft parts inventory located at the Goodyear facility (which inventory was acquired by the Company’s principal stockholder in the AMS bankruptcy proceedings; see Note 7).

In January 2004, the Company’s principal stockholder repaid the Company’s previously outstanding $5,000 term loan with BofA and continued to extend this loan to the Company under the same terms previously extended by BofA, except the maturity date was extended until July 31, 2004. See Note 3 for particulars.

On April 8, 2004, the Company combined all of its previously outstanding debt (principal plus accrued and unpaid interest) with its principal stockholder into a new $14,412 term loan due on January 31, 2008 (the “LJH Term Loan”). The LJH Term Loan combines the $1,300 loan relating to the Brice acquisition, the $6,050 related party term loan made in May 2003, the $900 obligation related to the AMS inventory purchase, the $5,000 loan which replaced the BofA term loan and PIK interest previously paid on these obligations. See above and Note 3 for a discussion of the outstanding debt components due to the Company’s principal stockholder that were combined in this new note. The LJH Term Loan bears interest at 18% per annum, 6% of which is payable in cash and the balance of which will be PIK. The LJH Term Loan is pari-passu with the New Notes, but is secured by a lien on substantially all of the Company’s assets. The LJH Term Loan also contains cross acceleration provisions if the Company’s obligations to the CIT Group and Hilco are accelerated.

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

On February 5, 2004, the Company entered into a definitive agreement to sell its office and warehouse facility located in Miramar, Florida, and on March 31, 2004, the Company closed on the sale contemplated by this definitive agreement. The gross sales price was $26,000. The proceeds of the sale were used to repay in full the TROL financing obligation ($23,824). The balance, net of transaction expenses and other Miramar property related expenses which the Company was obligated to pay, which approximates $320, was used to repay amounts outstanding under the Amended Term Loan (which repayment occurred in April 2004 as part of Company’s refinance of all of its senior debt obligations. See Note 3). Additionally, as a result of this sale, the Company has recorded a gain on disposal of fixed assets of $825 in the first quarter. This gain is included within income from discontinued operations, net of income taxes within the accompanying condensed consolidated statements of operations for the six months ended June 30, 2004. Finally, as was required under the Company’s previous senior credit facility, in February 2004, the Company entered into an amendment and limited waiver agreement with its previous senior lenders for the purpose of releasing the Miramar facility for sale.

6. SUBORDINATED NOTES

8% SENIOR SUBORDINATED PIK NOTES DUE 2006

On February 28, 2002, in connection with its capital and debt restructuring, the Company issued $100,000 face value, in aggregate, principal amount of 8.0% senior subordinated convertible paid-in-kind (“PIK”) notes (“New Notes”), which mature on December 31, 2006. The New Notes bear interest from the date of issuance and are payable at the Company’s option either in cash or paid-in-kind through the issuance of additional New Notes semiannually on June 30 and December 31 of each year. See Note 10 to Notes to Consolidated Financial Statements contained in the Company’s 2003 Form 10-K for particulars of the Company’s February 2002 capital and debt restructuring and for further details of the New Notes.

The New Notes are redeemable for cash at the Company’s option at the following percentages of par plus accrued interest on the par value through the date of redemption: 2004 — 73.0%, 2005 — 75.625% and 2006 — 77.5%. The New Notes also provide that the holders will receive an aggregate of 3,003 shares of common stock if the New Notes are redeemed in 2004, 2005 or 2006.

If the New Notes have not already been redeemed or repurchased, the New Notes, including those New Notes previously issued as paid-in-kind interest and all accrued but unpaid interest, will automatically convert on December 31, 2006 into an aggregate of 270,276 shares of common stock. Holders of New Notes will not receive any cash payment representing principal or accrued and unpaid interest upon conversion; instead, holders will receive a fixed number of shares of common stock and a cash payment to account for any fractional share.

8 1/8% SENIOR SUBORDINATED NOTES DUE 2008

In 1998, the Company sold $165,000 of senior subordinated notes (“Old Notes”) with a coupon rate of 8.125% at a price of 99.395%, which mature on February 15, 2008. On February 28, 2002, $149,000 face value of these notes were cancelled as part of a note exchange in exchange for cash and securities, and substantially all of the covenants contained in the indenture relating to the remaining Old Notes were extinguished. As a result of the exchange offer and consent solicitation, $16,247 in aggregate principal amount, net of unamortized discount, of Old Notes remain outstanding at March 31, 2004. Interest on the Old Notes is payable on February 15 and August 15 of each year. See Note 5 to the Notes to Consolidated Financial Statements contained in the Form 10-K for details regarding the Old Notes.

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

8% JUNIOR SUBORDINATED PIK NOTES DUE 2007

In September 2002, as part of a class action settlement, the Company issued $4,000 face value, in aggregate, new junior subordinated convertible PIK notes (“Junior Notes”). The Junior Notes bear interest at 8% and mature on January 2, 2007. Interest on the Junior Notes is payable at the Company’s option either in cash or paid-in-kind through the issuance of additional notes semiannually on June 30 and December 31 of each year. Additionally, the Junior Notes have been recorded as of September 20, 2002 (the effective date) at the then current redemption value of $2,500. The discount is being accreted to the maturity redemption value, due in January 2007, of approximately $4,400. See Notes 5 and 7 of Notes to Consolidated Financial Statements contained in the Form 10-K for particulars of the class action settlement and for further details regarding the Junior Notes.

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

7. COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL MATTERS

The Company is taking remedial action pursuant to Environmental Protection Agency and Florida Department of Environmental Protection (“FDEP”) regulations at TIMCO-Lake City. Testing and evaluation for all known sites on TIMCO-Lake City’s property is substantially complete and the Company has commenced a remediation program. The Company is currently monitoring the remediation, which will extend into the future. Based on current testing, technology, environmental law and clean-up experience to date, the Company believes that it has established an adequate accrual for the estimated costs associated with its current remediation strategies. Additionally, there are other areas adjacent to TIMCO-Lake City’s facility that could also require remediation. The Company does not believe that it is responsible for these areas; however, it may be asserted that the Company and other parties are jointly and severally liable and are responsible for the remediation of those properties. Based upon the most recent cost estimates provided by environmental consultants, it is estimated that the total remaining testing, remediation and compliance costs for this facility will be $768. Additionally, during 2003, the Company secured an insurance policy to comply with financial assurances required by the FDEP.

Accrued expenses in the accompanying June 30, 2004 and December 31, 2003 condensed consolidated balance sheets include $768 and $810, respectively, related to obligations to remediate the environmental matters described above. Future information and developments will require the Company to continually reassess the expected impact of the environmental matters discussed above. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. These uncertainties include the extent of required remediation based on testing and evaluation not yet completed and the varying costs and effectiveness of remediation methods. In the opinion of management, the ultimate resolution of these environmental exposures will not have a material adverse effect upon the financial condition or results of operations of the Company.

TRANSACTIONS WITH RELATED PARTIES

During December 2002, an entity controlled by the Company’s principal stockholder acquired the operating assets of Aviation Management Systems, Inc. (“AMS”) located in Phoenix, Arizona. Additionally, this entity assumed a lease with the City of Phoenix for facilities previously leased by AMS at the Goodyear Airport. In April 2003, the Company entered into an operating sublease agreement with the principal stockholder to operate the business in the facilities that were previously leased to AMS. The term of the sublease is for three years with rental payments of $432 annually. Under the sublease agreement, the Company is also responsible for insurance, taxes and charges levied by the City of Phoenix under the main lease. In addition, as discussed in Note 4, the Company increased its related party obligation by $900 reflecting the purchase from its principal stockholder of the aircraft parts inventory located at the Goodyear facility (which inventory was acquired by the Company’s principal stockholder in the AMS bankruptcy proceedings). Further, on April 4, 2004, the Company entered into an equipment lease with its principal stockholder with respect to certain equipment and tooling used at the Goodyear facility (which equipment and tooling had been acquired by the Company’s principal stockholder in the AMS bankruptcy proceedings). The lease, which is recorded as a capital lease, is for a two-year term and requires monthly payments of $74. Both the inventory sale and the equipment lease are believed to be on terms not less favorable to the Company than could be obtained from an unaffiliated third party.

During October 2002, the Company sold its real estate and fixtures located at the Company’s Aircraft Interior Design, Inc. (AID) operation in Dallas, Texas, to the Company’s principal stockholder. The gross sale price for these assets was approximately $2,400, which was the estimated fair market value, based on a third party appraisal, on the sale date. Simultaneous with this sale, the Company entered into a lease agreement with the principal stockholder for substantially all of these assets. The term of this lease is ten years. Annual rental payments are approximately $300 per year, with the Company being responsible for, among other things, taxes, insurance and utilities. This lease agreement is believed to be on terms not less favorable to the Company than could be obtained from an unaffiliated third party. The sale and resulting leaseback qualify for sale leaseback accounting pursuant to SFAS No. 98, “Accounting for Leases”. The Company deferred the gain on sale of approximately $1,700 and is amortizing this gain to income over the term of the lease agreement as an offset to rent expense. Deferred income within the accompanying June 30, 2004 and December 31, 2003 condensed consolidated balance sheets includes $1,389 and $1,473, respectively, relating to this sale leaseback transaction.

An entity controlled by the Company’s principal stockholder purchases aircraft for resale and lease, and the Company provides certain services for that entity. Services provided to that entity are charged at not less then the rates that would be charged for such services to an unaffiliated third party. At June 30, 2004, receivables from this entity approximated $790 and are included within the accompanying condensed consolidated balance sheet.

LITIGATION AND CLAIMS

The Company is involved in various lawsuits and contingencies arising out of its operations in the normal course of business. In the opinion of management, the ultimate resolution of these claims and lawsuits will not have a material adverse effect upon the financial condition or results of operations of the Company.

OTHER MATTERS

In connection with a previously outstanding term loan, the Company granted to one of its lenders common stock purchase warrants to purchase 13 shares of the Company’s common stock exercisable for par value at any time until December 31, 2005. The warrants entitled the holder to require the Company to repurchase the warrants or common shares issued upon prior exercise of the warrants at $85.00 per share ($1,079 in the aggregate). In connection with the April 8, 2004 refinancing of the Company’s senior debt (see Note 3), the Company settled its warrant repurchase obligation to its prior lender by paying $870 in cash. As a result of this settlement, the Company recognized a gain of $209. This gain is included within other income-net for the three and six month periods ended June 30, 2004 within the accompanying condensed consolidated statement of operations.

On June 30, 2003, the Company entered into a long-term purchase agreement for various inventory components to be used in the Company’s Oscoda, Michigan engine center. Contingent upon the achievement of guaranteed sales volume to the Company by the third party supply vendor, the Company was committed to this vendor to purchase an aggregate of $2,800 of inventory components over an approximate two-year period. An initial inventory purchase of $500 took place on June 30, 2003. The residual inventory purchase obligation of $2,300 was to occur in $100 monthly increments. These monthly purchase commitments were first to be reduced by inventory used in the normal course of business that is currently on consignment from this third party supplier. Through portions of 2003 and most of 2004, the third party supply vendor did not achieve the guaranteed sales volume levels and thus was in default of this purchase agreement. As a result, during the second quarter ended June 30, 2004, the Company terminated this purchase agreement.

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

8. WEIGHTED AVERAGE SHARES

Basic income per share is computed using the weighted-average number of shares outstanding during the period. Diluted income per share uses the weighted-average number of shares outstanding during the period plus the dilutive effect of stock options calculated using the treasury stock method. Weighted average shares used in the computation of basic and diluted income per share is as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Weighted average common and common equivalent shares outstanding:
Basic	31,640,994	31,640,994	31,640,994	31,640,994
Effect of dilutive securities	—	—	—	—

Diluted	31,640,994	31,640,994	31,640,994	31,640,994

Common stock equivalents outstanding which are not included in the calculation of diluted earnings per share because their impact is antidilutive	308,514,906	300,736,282	308,501,700	297,301,584

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

The following table illustrates the effects on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition of FASB Statement No. 123 to stock-based employee compensation:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net (loss) income – as reported	$(248)	$(27)	$(130)	$292
Additional expense	(26)	(154)	(208)	(388)
Net loss – pro forma	(274)	(181)	(338)	(96)
Net (loss) income per share, basic – as reported	(0.01)	—	—	0.01
Net (loss) income per share, diluted – as reported	(0.01)	—	—	0.01
Net loss per share, basic – pro forma	(0.01)	(0.01)	(0.01)	—
Net loss per share, diluted – pro forma	(0.01)	(0.01)	(0.01)	—

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, references to “TIMCO,” “we”, “our”, and “us”, in this Quarterly Report on Form 10-Q (“Form 10-Q”) includes TIMCO Aviation Services, Inc. and its subsidiaries. This Form 10-Q contains, or may contain, forward-looking statements, such as statements regarding our prospects, strategy and anticipated trends in the industry in which we operate. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to our operations and results of operations, competitive factors, shifts in market demand, and other risks and uncertainties, including, in addition to those described below and elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2003 (the “Form 10-K”), our ability to continue to generate sufficient working capital to meet our operating requirements and service our indebtedness, our maintaining good working relationships with our vendors and customers, competitive pricing for our products and services, our ability to achieve gross profit margins at which we can be profitable, including margins on services we perform at a fixed price basis, competition in the aircraft maintenance, repair and overhaul market and the impact on that market and on us of the war on terrorism, the Iraq war, the state of the domestic passenger airline industry and the financial condition of our airline customers, our ability to attract and retain qualified personnel in our businesses, utilization rates for our MR&O facilities, our ability to effectively integrate future acquisitions, our ability to effectively manage our business, economic factors which affect the airline industry, generally including the amount of aircraft maintenance outsourced by various airlines, and future changes in government regulations. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying our forward-looking statements prove incorrect, actual results may differ significantly from results expressed or implied in any forward-looking statements made by us in this Form 10-Q. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

The following discussion and analysis should be read in conjunction with the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K.

GENERAL

TIMCO Aviation Services, Inc. is among the world’s largest providers of fully integrated aviation maintenance, repair and overhaul (MR&O) services for major commercial airlines, regional air carriers, aircraft leasing companies, government and military units and air cargo carriers. We provide four MR&O services: TIMCO, which, with its four active locations, is one of the largest independent providers of heavy aircraft maintenance services in the world; Aircraft Interior Design and Brice Manufacturing, which specialize in the refurbishment of aircraft interior components and the manufacture and sale of aftermarket parts and new aircraft seats; TIMCO Engineered Systems, which provides engineering services to both our other MR&O operations and our customers; and TIMCO Engine Center, which refurbishes JT8D engines and performs on-wing repairs for both JT8D and CFM-56 series engines. Visit TIMCO online at www.timco.aero.

Our strategy is to be the vendor of choice to our customers, providing aircraft maintenance solutions to meet our customers’ MR&O requirements. The services that we offer allow our customers to reduce their costs by outsourcing some of their MR&O functions.

We were incorporated in Delaware in 1996 under the name “Aviation Sales Company.” We changed our corporate name to “TIMCO Aviation Services, Inc.” in February 2002. Our principal operating business, TIMCO, commenced operations in 1990. Our principal executive offices are at 623 Radar Road, Greensboro, North Carolina 27410, and our telephone number is (336) 668-4410.

RESULTS OF OPERATIONS

General

Operating revenues consist primarily of service revenues and sales of materials consumed while providing services, net of allowances for any reworks, discounts, or returns. Cost of sales consists primarily of labor, materials, overhead, and freight charges.

Our operating results have fluctuated in the past and may fluctuate significantly in the future. Many factors affect our operating results, including:

•	the timing of repair orders and payments from our customers, and particularly our large customers,

•	the state of the economy generally, the state of the airline industry generally, and the financial condition and MR&O requirements of our airline customers specifically,

•	competition from other third-party MR&O service providers,

•	the number of airline customers seeking repair services at any time,

•	the impact of fixed pricing on gross margins and our ability to accurately project our costs in a dynamic environment,

•	our ability to fully utilize our hangar space dedicated to maintenance and repair services,

•	the impact during future periods on airline use of out-of-production aircraft (such as 727, DC 8, DC 9 and DC 10) and JT8D engines as a result of increased fuel costs and other factors,

•	our ability to retain the services of our executive officers and key employees,

•	our ability to attract and retain a sufficient number of mechanics to perform the maintenance, overhaul and repair services requested by our customers, and

•	the timeliness of customer aircraft arriving for scheduled maintenance.

Large portions of our cost of operations are relatively fixed. Since we typically do not obtain long-term commitments from our customers, we must anticipate the future volume of orders based upon the historic patterns of our customers and upon discussions with our customers as to their future requirements. Cancellations, reductions or delays in orders by a customer or group of customers have in the past and could in the future have a material adverse effect on our business, financial condition and results of operations.

Three Months and Six Months Ended June 30, 2004 and 2003

Operating revenue for the six months ended June 30, 2004 increased $58,106 or 56.2% to $161,502, from $103,396 for the same period in 2003. Operating revenue for the first half of 2004 included $19,107 in revenue from our Goodyear, Arizona facility, which was subleased from our principal stockholder in April 2003. During the first half of 2003, we generated $4,832 in revenue from this facility. Without the revenue from our Goodyear facility, revenue for the six month period ended June 30, 2004 and 2003 would have been $142,395 and $98,564, respectively. Operating revenue for the three months ended June 30, 2004 increased $26,060 or 50.0% to $78,172, from $52,112 for the same period in 2003. Comparative three month revenue without the revenue from the operations of our Goodyear facility would have been $70,770 for 2004 and $48,206 for 2003 (we are providing this information in order to compare the revenue derived from facilities open in both the second quarter and first half of 2004 and the second quarter and first half of 2003).

The increase in revenue for the three and six month periods ended June 30, 2004 compared to the revenue for the three and six month periods ended June 30, 2003 can primarily be attributed to additional revenue in our airframe heavy maintenance operations (described below), in our engine center operation due to an expanded customer base, in our Goodyear, Arizona facility (as discussed above), and in our Brice operation, which has benefited from the cross sales of our other service offerings and from an expanded customer base for its aircraft seats.

Revenue for the three and six months ended June 30, 2004 were favorably impacted by a significant influx of airframe heavy maintenance work to our MR&O operations. Adverse market conditions during the first half of fiscal 2003 resulted in delays of maintenance service work by several of our significant customers and adversely impacted our 2003 second quarter and six month results of operations. Many of these delayed maintenance programs, however, were inducted for service during the second half of 2003 and have continued through the first half of fiscal 2004. In addition, during the first half of 2004 we have expanded our customer base and, in some instances, increased our share of outsourced maintenance by our existing customers. The impact on revenue for the first half of 2004 and for the second quarter of 2004 was an increase in revenue for our airframe MR&O facilities, including Goodyear, over the first half of 2003 and for the second quarter of 2003 of approximately $50,804 and $21,687, respectively. This increase in revenues from the operation of our airframe MR&O facilities, coupled with the increased revenue for our engine center operation and our Brice operation, resulted in a $57,105 and $25,780 improvement in revenue for the first half of 2004 and for the second quarter of 2004 over the first half of 2003 and for the second quarter of 2003, respectively.

While significantly improved over the first six months of 2003 and second quarter of 2003, our revenue for the six month and three month periods ended June 30, 2004 continued to be unfavorably impacted by general economic conditions affecting the airline industry. For most of fiscal 2004, these unfavorable impacts include increased jet fuel prices, increased price competition and continued downward pricing pressures from airline customers. These factors forced us during fiscal 2003 and the first half of 2004 to reduce pricing and take fixed priced work at lower rates, which adversely impacted revenues and gross margins. Additionally, instability in the Middle East, the currently on-going war on terrorism, and the war in Iraq have unfavorably impacted airline passenger levels during fiscal 2004, which has equated to additional further delays of maintenance service by some of our customers. Finally, changes in customer maintenance schedules have impacted us in the past and are likely to impact us in the future.

Gross profit increased to $13,099 for the six month period ended June 30, 2004 compared with a gross profit of $5,093 for the six month period ended June 30, 2003. Gross profit increased to $7,008 for the three month period ended June 30, 2004 compared with a gross profit of $1,575 for the three month period ended June 30, 2003. The improvement of gross margin results for the six month and three month periods ended June 30, 2004 over the same periods for 2003 was spurred by the receipt of long-term repetitive customer maintenance programs (referred to in the industry as “nose-to-tail lines”), where greater efficiencies are generally achieved, and by higher revenues which allowed us to better leverage our fixed costs contained in cost of sales.

During the first half of 2003, because we did not have significant nose-to-tail lines during this period, we were forced to take a higher proportion of single-visit customers which resulted in a deterioration of gross margin results due to lower productivity. In addition to the increase in nose-to-tail maintenance programs, an overall increase in sales levels, particularly for our engine center operation and Brice operation, resulted in an improved gross margin. Gross profit as a percentage of revenue increased to 8.1% and 9.0% for the six and three month periods ended June 30, 2004, respectively, from 4.9% and 3.0% for the comparable periods ended in 2003.

Gross profit levels are impacted by the fact that many of the costs of operating our facilities are relatively fixed and therefore revenues above a certain level have a more than proportional favorable impact on gross margins. Further, gross margins during any particular period are dependent upon the number and type of aircraft serviced, the contract terms under which services are performed and the efficiencies that can be obtained in the performance of such services. Significant changes in any one of these factors could have a material impact on the amount and percentage of gross profits. Additionally, gross profit could be impacted in the future by considerations as to the value of our inventory. While we believe that we have appropriately valued our inventory at the lower of cost or market value, additional allowances may be required in the future, depending on the market for aircraft parts and the fleet types of the parts in our inventory compared to the types of aircraft for which we are performing maintenance procedures. We continue to evaluate all market and industry exposures in connection with the establishment of appropriate inventory valuation levels.

Operating expenses for the six month period ended June 30, 2004 were $10,907 compared to $6,671 for the six month period ended June 30, 2003. Operating expenses for the three months ended June 30, 2004 were $5,608 compared to $3,721 for the three months ended June 30, 2003. Operating expenses as a percentage of revenues were 6.8% and 7.2% for the six and three month periods ended June 30, 2004, respectively, compared to 6.5% and 7.1% for the same respective periods in 2003.

During the second quarter of fiscal 2003, we terminated a lease agreement with a third party for an abandoned facility in Burnsville, Minnesota. As a result of this lease termination, we eliminated an accrual of $300 previously established for our operating lease commitment. Additionally, during the second quarter of fiscal 2003, we eliminated an environmental reserve that had been established for property sold in the prior year. As it was determined that we no longer had any exposure related to possible environmental matters for this property, we eliminated an accrual of $264 previously established for this exposure. Also, at the end of the second quarter of fiscal 2003, we entered into an operating agreement with a third party vendor. As a result of this agreement and modifications made to an accounts receivable balance due from this vendor within the operating agreement, we eliminated the need for a reserve of $300 against this receivable balance. Each of these eliminations of exposures is reflected as a reduction to operating expenses for the three and six month periods ended June 30, 2003. In addition, during the first quarter of fiscal 2003 we were able to extend a sublease agreement with a third party for a facility that we currently lease in Opa-Locka, Florida. As a result of this sublease extension, we eliminated an accrual previously established for the shortfall in the operating lease commitment and the amount of the original sublease income. The reversal of this accrual resulted in a $300 benefit during the 2003 first quarter. Also, as a result of a revised estimate of workers’ compensation insurance claims, we reduced our accrual for workers’ compensation insurance by $400 during the first quarter of 2003. These reductions in exposures are also reflected as an offset to operating expenses for the six month period ended June 30, 2003. Had all of these offsets to operating expenses not occurred, the 2003 first half and second quarter operating expenses as a percentage of revenues would have been 8.0% and 8.8%, respectively. The combination of these offsets to operating expenses for the first half of 2003, coupled with a significant increase in revenues for the first half of 2004 compared to the first half of 2003, resulted in the increased three and six month period operating expenses reflected above.

As a result of these factors, income from operations was $2,192 for the first half of 2004, compared to loss from operations of $1,578 for the first half of 2003, and income from operations was $1,400 for the second quarter of 2004, compared to a loss from operations of $2,146 for the second quarter of 2003.

Interest expense (excluding amortization of deferred financing fees) for the six months ended June 30, 2004 increased by $1,355 or 70.9% to $3,266, from $1,911 for the six months ended June 30, 2003. Interest expense (excluding amortization of deferred financing fees) for the second quarter ended June 30, 2004 increased by $800 or 86.9% to $1,721 from $921 for the second quarter ended June 30, 2003. The increases for the six and three month periods ended June 30, 2004 as compared to the same periods of 2003 are primarily attributable to non-cash interest expense (since the original $7,350 related party term loan was a PIK instrument) on our related party term loan (which was substantially funded in July 2003), the cash interest and non-cash interest expense on our restructured $14,412 related party term loan (established April 8, 2004), the additional cash interest and non-cash interest expense on our newly established $8,000 Hilco Term Loan (established April 8, 2004) and by increased borrowing levels, year-over-year, under our credit facility. For the three and six month periods ended June 30, 2004, our non-cash PIK interest expense increased $528 and $868, respectively, as compared to the same periods of 2003, while our cash interest expense increased for the three and six month periods ended June 30, 2004 by $272 and $487, respectively, as compared to the same periods of 2003.

Amortization of deferred financing costs was $687 and $1,164 for the six months ended June 30, 2004 and 2003, respectively, and was $423 and $606 for the three months ended June 30, 2004 and 2003, respectively. The decrease for the six and three month periods ended June 30, 2004, compared to the six and three month periods ended June 30, 2003 are primarily attributable to deferred financing fees related to our July 2002 financing being fully amortized at the end of January 2004 (the original maturity date for our Amended Credit Facility and BofA Term Loan) with minimal additional financing fees incurred related to the extension of the Amended Credit Facility through July 2004 (see Note 3 to Notes of Condensed Consolidated Financial Statements for particulars of this short-term extension). Partially offsetting this reduction is amortization of deferred financing fees incurred in conjunction with our May 2003 amendment to our July 2002 credit facility and TROL financing arrangement, deferred financing fees incurred in conjunction with our newly established credit facility and Hilco Term Loan, and deferred financing fees incurred in conjunction with the warrant that was extended to our majority stockholder in conjunction with securing a portion of our related party term loan. In addition, during the second quarter ended June 30, 2004 we wrote-off $145 of deferred financing fees that related to the above-described short-term extension of our Amended Credit Facility.

Other income – net was $516 and $352 for the six and three-month periods ended June 30, 2004, respectively, compared to $886 and $58 for the six and three-month periods ended June 30, 2003, respectively. Other income – net for the first half of fiscal 2004 included a gain on the settlement relating to our warrant repurchase obligation ($209). See Note 7 of the Notes to the Condensed Consolidated Financial Statements. Other income – net for the first half of fiscal 2003 was primarily comprised of a gain on the settlement of outstanding purchase price adjustments and other obligations and funds held in escrow related to the July 2002 sale of our Aerocell Structure operations ($570). See Note 3 of the Notes to the Consolidated Financial Statements in our 2003 Form 10-K.

As a result of the above factors, our loss from continuing operations before income taxes and discontinued operations for the six months ended June 30, 2004 was $1,245, compared to our loss from continuing operations before income taxes and discontinued operations of $3,767 for the six months ended June 30, 2003. Our loss from continuing operations before income taxes and discontinued operations for the three months ended June 30, 2004 was $392, compared to our loss from continuing operations before income taxes and discontinued operations of $3,615 for the three months ended June 30, 2003.

For the first half of 2003, we recognized a $710 income tax benefit as a result of the Internal Revenue Service (“IRS”) completing audits of our 1996, 1997, 1998 and 1999 federal income tax returns. Based on the findings in the IRS agent’s report, we eliminated a $400 accrual for tax exposure matters and established an income tax receivable for $310. Additionally, during 2003, we recognized a tax benefit of $174 for the receipt of miscellaneous state carryback refunds.

For the reasons set forth above, our loss from continuing operations for the six months ended June 30, 2004 was $1,245, or $0.04 per basic share and diluted share, compared to a loss of $2,883, or $0.09 per basic share and diluted share, for the six months ended June 30, 2003. Our loss from continuing operations for the three months ended June 30, 2004 was $392, or $0.01 per basic share and diluted share, compared to a loss of $2,905, or $0.09 per basic share and diluted share, for the three months ended June 30, 2003.

Income from discontinued operations for the six and three month periods ended June 30, 2004 was $1,115 and $144, respectively, or $0.04 and $0.00 per basic share and diluted share, respectively, compared to income of $3,175 and $2,878, respectively, or $0.10 and $0.09, respectively, per basic share and diluted share for the same periods of 2003. Income from discontinued operations for the first half of 2004 is comprised of a gain on the disposition of our office and warehouse facility located in Miramar, Florida ($825), net rental income and expenses associated with this office and warehouse facility received prior to its disposition ($75), and collections on receivables retained from the sale of our redistribution operations that had been fully reserved and the sale of residual inventory that remains from the sale of our redistribution operation and new parts bearings operation. Income from discontinued operations for the first half of 2003 includes net rental income and expenses associated with our Miramar facility ($86), collections on receivables retained from the sale of our redistribution operations that had been fully reserved and the sale of residual inventory that remains from the sale of our redistribution operation and new parts bearings operation. Additionally, income from discontinued operations for the first half of 2003 includes $2,700 resulting from the elimination and settlement of contingency exposures and obligations relating to our redistribution operations and new parts bearing operations, based on a current evaluation of those exposures.

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

The September 11, 2001 terrorist attacks against the United States of America and the resulting increase in airline insurance costs, additional government mandated passenger taxes and fees, and increased airport security costs, have had a severe impact on the aviation industry. These factors, in conjunction with an overall slowdown in the U.S. economy, a reduction in passenger levels from fiscal 2001 through portions of fiscal 2004, and the overall instability in the Middle East (including the currently on-going war on terrorism and the war in Iraq) have resulted in operating losses for U.S. airline carriers in excess of $10.3 billion for 2001, $8.6 billion for 2002, and an approximate $2.5 billion for 2003. As a result of these factors, many commercial passenger airlines and air cargo carriers reported significant reductions in their capacity and have taken out of service upwards of 20% of their aircraft. This reduction in capacity has lessened the aircraft maintenance required by such airlines (and thereby the amount of maintenance being outsourced to companies like TIMCO). The impact of these factors has resulted with the filing for bankruptcy protection under Chapter 11 of the United States Bankruptcy Court by several carriers. The most notable for us has been the filing for protection from creditors under Chapter 11 by United Air Lines on December 9, 2002 (United was our largest customer during the last three fiscal years). As of the date of this Form 10-Q, United Air Lines has not emerged from protection under the Bankruptcy Court. In addition to United Air Lines, other carriers have publicly discussed the potential of seeking protection from creditors through a voluntary bankruptcy filing. As related to us, current exposures to carriers that are at risk of filing for protection are being continuously evaluated and monitored, though we have in the past, and may in the future, experience losses relating to these credit exposures. Additionally, the Company is positioning itself for potential favorable implications of these Chapter 11 filings and resurgence of the airlines as it is anticipated that additional maintenance outsourcing opportunities could result as these airlines look for cost reduction alternatives.

We believe that all of the above factors could continue to have a negative impact on our business in the foreseeable future. In response, we have taken steps to reduce our costs. These terrorist attacks and related aftermath events and the overall slowdown in the U.S. economy have also impacted our competition, with several of our competitors exiting the MR&O business.

Contractual Payment Obligation and Other Commercial Commitments

Below is a chart setting forth our contractual payment obligations and other commercial commitments as of June 30, 2004 which have been aggregated in order to facilitate a basic understanding of our liquidity (in thousands):

Contractual		Less than	Payments due by period
Obligations	Total	One Year	1-3 years	4-5 years	After 5 years
Revolving Credit Facility	$11,674	$11,674	$—	$—	$—

Long-Term Debt	164,148	873	121,417 *	41,858	—

Capital Leases	5,299	1,102	900	336	2,961

Operating Leases	23,921	3,530	6,329	4,615	9,447

Total contractual cash obligations	$205,042	$17,179	$128,646	$46,809	$12,408

Other Commercial		Less than	Payments due by period
Commitments	Total	One Year	1-3 years	4-5 years	After 5 years
Letters of Credit†	10,064	10,064	—	—	—

Total Other Commercial Commitments	$10,064	$10,064	$—	$—	$—

* Included within this amount is $115,800 of our New Senior Subordinated Notes and $3,289 of our Junior Subordinated Notes. If not redeemed or repurchased by the Company prior to the maturity dates of these obligations, these notes automatically convert to 270,276 and 9,320 shares, respectively, of our authorized but unissued common stock.

† Outstanding letters of credit primarily relate to security for our obligation to make payments on an operating lease requiring annual payments of approximately $16,400. This amount is removed from the operating lease and total contractual cash obligations line because it is included with the letters of credit.

We are also committed under employment agreements with all of our executive officers and several of our key employees.

Liquidity

For the year ended December 31, 2003, we incurred losses from continuing operations of $4,303 (adjusted for the reclassification of income and expenditures related to our Miramar facility. See Note 2 of the Notes to Condensed Consolidated Financial Statements). We also had a net stockholders’ deficit as of December 31, 2003 and June 30, 2004, and continued to require additional cash flow above amounts currently being provided from operations to meet our working capital requirements.

Our ability to service our debt and note obligations, as they come due, including maintaining compliance with the covenants and provisions under our debt instruments, is and will be dependent upon our future financial and operating performance. This performance, in turn, is subject to various factors, including certain factors beyond our control, such as changes in conditions affecting the airline industry and changes in the overall economy. Additionally, our customer base has been adversely impacted in the past by various factors, such as the state of the general economy, fluctuations in the price of jet fuel, a significant decline but partial resurgence, from calendar year 2000, in passenger airline travel, the currently on-going war on terrorism, the war in Iraq, the outbreak of the SARS virus in Asia, and a competitive price reduction in airfare prices. These and other factors may adversely affect our customers in the future.

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

On April 8, 2004, we completed the refinancing of all of our outstanding senior credit facilities. Within our refinancing, we obtained a new a $35,000 senior secured revolving line of credit and a $6,400 senior secured term loan from a group of financial institutions led by CIT Group. Additionally, we obtained an $8,000 senior secured term loan from Hilco Capital, LP. The proceeds of these new facilities were primarily used to repay amounts outstanding under our previous revolving credit and term loan facilities. Additional borrowings available under the revolving credit portion of this new facility are being used for working capital. As of August 11, 2004, we had availability under our new revolving credit facility of $6,610. Additionally, we have combined all of the previously outstanding debt due to our principal stockholder with a restructured $14,412 term loan. Finally, we have recently sold our office and warehouse facility located in Miramar, Florida for a gross purchase price of $26,000. We used a portion of the proceeds from the sale to repay the $23,624 outstanding principal balance of our TROL financing arrangement and we used the balance of the proceeds, net of transaction expenses and other property related costs that we were obligated to pay, to repay amounts outstanding under our previous term loan facility. See Notes 3, 4 and 5 of Notes to Condensed Consolidated Financial Statements for a description of all of these transactions.

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

Cash

Net cash used in continuing operating activities during the six months ended June 30, 2004 was $7,300, compared to net cash used in continuing operating activities of $10,467 for the same period in 2003. Cash used in operating activities was primarily the result of earnings, adjusted for non-cash charges, of approximately $3,218, increases in accounts receivable of $10,696, and decreases in customer deposits of $3,514, offset by decreases in inventories and other current assets, and increases in accounts payable, and other liabilities of $70, $173, $2,363, and $1,216, respectively. The increase in accounts receivable provided additional borrowing base for our revolving credit facility, which funded this use of cash. Cash of $23,722 was provided by investing activities during the first half of 2004, which included cash proceeds of $24,861 from the sale of the Company’s Miramar facility, offset by $1,139 for the purchase of fixed assets. Cash used in financing activities during 2004 was $18,488. Net proceeds from our newly established credit facility and term loans, and from the sale of our Miramar facility were used for operations, to make repayments under our previously outstanding Amended Credit Facility, to pay $2,896 of bank and refinancing fees and to pay $24,623 of capital leases obligations, including $23,624 under our TROL financing arrangement. Cash of $720 was provided by our discontinued operations.

Senior Credit Facilities

See discussion of our senior credit facilities in Note 3 to Notes to Condensed Consolidated Financial Statements and in our Form 10-K.

Subordinated Notes

See discussion of our subordinated note obligations in Note 6 to Notes to Condensed Consolidated Financial Statements and in our Form 10-K.

TROL Financing

See discussion of our TROL financing in Note 5 to Notes to Condensed Consolidated Financial Statements and in our Form 10-K.

CONTINGENCIES

We are involved in various litigation and environmental matters arising in the ordinary course of business. These are discussed in Note 7 of Notes to Condensed Consolidated Financial Statements and in our Form 10-K. We maintain insurance coverage against certain potential claims in amounts that we believe to be adequate. Although the final outcome of these legal and environmental matters cannot be determined, based on the facts presently known, it is management’s opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

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

See our Form 10-K for a discussion of our critical accounting policies and use of estimates.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk for changes in interest rates. We have no exposure to foreign currency exchange rates or to commodity price risk. We do not hold or issue any financial instruments for trading or other speculative purposes.

Our obligations as of June 30, 2004 under our CIT Group Credit Facility and under our Hilco Term Loan bear interest at floating rates and therefore, we are impacted by changes in prevailing interest rates. However at the same date, our $14,412 related party term loan, our New Notes, Old Notes, and Junior Notes all bore fixed interest rates and therefore were not subject to the risk of interest rate fluctuations. A 10% change in market interest rates that affect our financial instruments would impact earnings during 2004 by approximately $192 before taxes and would change the fair value of our financial instruments by approximately $16,148.

ITEM 4: CONTROLS AND PROCEDURES

(a)	Our Chief Financial Officer and Chief Executive Officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, these officers have concluded that as of June 30, 2004 our disclosure controls and procedures were effective in timely alerting them to material information relating to our company (including our consolidated subsidiaries) required to be included in our reports filed or submitted by us under the Exchange Act.

As of June 30, 2004, we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

(b)	There have been no significant changes in our internal controls or in other factors that, have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 7 to the Company’s Unaudited Condensed Consolidated Financial Statements included in this filing.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5. OTHER INFORMATION

In June 2004, we named Clyde Kizer to our Board of Directors. Further, during June 2004, Stephen E. Gorman resigned from our Board of Directors.

ITEM 6. EXHIBITS AND REPORTS ON FORMS 8-K

(a) Exhibits

10.1	Financing Agreement dated as of April 5, 2004 between the Company, The CIT Group/Business Credit, Inc. and the Lenders. (2)

10.2	Financing Agreement between the Company and Hilco Capital LP. (2)

10.3	Intercreditor Agreement between The CIT Group/Business Credit, Inc., Hilco Capital LP and the Company. (2)

10.4	Amended and Restated Consolidated Term Promissory Note in favor of LJH, Ltd. (2)

10.5	Amended and Restated Security Agreement between the Company and LJH, Ltd. (2)

10.6	Amended and Restated Guaranty Agreement. (2)

10.7	Intercreditor Agreement between the Company, The CIT Group/Business Credit, Inc., Hilco Capital LP and LJH, Ltd. (2)

10.8	Equipment Lease Agreement between the Company and LJH, Ltd. (2)

31.1	Certification of Chief Executive Officer under Section 302 the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Chief Financial Officer under Section 302 the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of Chief Executive Officer under Section 906 the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification of Chief Financial Officer under Section 906 the Sarbanes-Oxley Act of 2002 (1)

Notes to Exhibits
(1)	Filed herewith

(2)	Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(b) Reports on Form 8-K

During the quarter ended June 30, 2004, the Company furnished a Current Report on Form 8-K reporting under Item 12 of the Company’s financial results for the three month period ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMCO Aviation Services, Inc.

	By:	/s/ C. Robert Campbell

Executive Vice President and Chief
Financial Officer
(Principal Financial Officer)

Dated: August 13, 2004

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