Form 10-Q
period 2004-09-30
TIMCO AVIATION SERVICES INC
filed 2004-11-15
CIK 1012159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

     Registrant’s telephone number, including area code: (336) 668-4410 (x8010)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 31,640,994 shares of common stock, $.001 par value per share, were outstanding as of November 15, 2004.

TIMCO AVIATION SERVICES, INC.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$243	$1,603
Accounts receivable, net	46,312	36,950
Inventories	25,232	25,724
Net assets of discontinued operations	—	459
Other current assets	5,100	4,986

Total current assets	76,887	69,722
Fixed assets, net	31,295	55,100
Other Assets:
Goodwill, net	26,124	26,124
Deferred financing costs, net	3,578	1,590
Other	607	355

Total other assets	30,309	28,069

Total assets	$138,491	$152,891

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$17,452	$21,446
Accrued expenses	18,512	16,854
Customer deposits	14,517	12,586
Revolving loan	10,864	14,705
Current maturities of capital lease obligations	1,197	1,510
Current maturities of notes payable to financial institutions	1,164	291
Accrued interest	820	992
Net liabilities of discontinued operations	184	278

Total current liabilities	64,710	68,662
Senior subordinated notes, net:
New notes due 2006	115,800	115,800
Old notes due 2008	16,247	16,247
Term loan with a related party	14,412	8,250
Notes payable to financial institutions, net of current portion	13,236	8,209
Capital lease obligations, net of current portion	3,963	26,188
Junior subordinated notes due 2007, net	3,401	3,063
Deferred income	1,347	1,473
Other long-term liabilities	1,010	764

Total long-term liabilities	169,416	179,994

	September 30,	December 31,
	2004	2003
Commitments and Contingencies (see notes)
Stockholders’ Deficit:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none outstanding, 15,000 shares designated Series A Junior Participating	—	—
Common stock, $.001 par value, 500,000,000 shares authorized, 31,640,994 shares issued and outstanding	32	32
Additional paid-in capital	182,088	182,088
Accumulated deficit	(277,755)	(277,885)

Total stockholders’ deficit	(95,635)	(95,765)

Total liabilities and stockholders’ deficit	$138,491	$152,891

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share Data)
(Unaudited)

	For the Three Months
	Ended September 30,
	2004	2003
Sales, net	$74,152	$64,309
Cost of sales	67,030	58,883

Gross profit	7,122	5,426
Operating expenses	5,206	3,125

Income from operations	1,916	2,301
Interest expense	2,093	2,313
Other income — net	(345)	(140)

Income before income taxes and discontinued operations	168	128
Income taxes	—	—

Income from continuing operations before discontinued operations	168	128
Income from discontinued operations, net of income taxes	93	217

Net income	$261	$345

Basic income per share:
Income from continuing operations	$0.01	$—
Income from discontinued operations	—	0.01

Net income	$0.01	$0.01

Diluted income per share:
Income from continuing operations	$—	$—
Income from discontinued operations	—	—

Net income	$—	$—

Weighted average shares outstanding:
Basic	31,640,994	31,640,994

Diluted	324,773,881	324,777,966

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share Data)
(Unaudited)

	For the Nine Months
	Ended September 30,
	2004	2003
Sales, net	$235,654	$167,706
Cost of sales	215,433	157,186

Gross profit	20,221	10,520
Operating expenses	16,113	9,797

Income from operations	4,108	723
Interest expense	6,047	5,388
Other income — net	(862)	(1,026)

Loss before income taxes and discontinued operations	(1,077)	(3,639)
Income tax benefit	—	(884)

Loss from continuing operations before discontinued operations	(1,077)	(2,755)
Income from discontinued operations, net of income taxes	1,207	3,393

Net income	$130	$638

Basic and diluted (loss)income per share:
Loss from continuing operations	$(0.03)	$(0.09)
Income from discontinued operations	0.03	0.11

Net income	$—	$0.02

Weighted average shares outstanding:
Basic and diluted	31,640,994	31,640,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT AND

COMPREHENSIVE INCOME
(In Thousands, Except Share Data)
(Unaudited)

	Common Stock		Additional		Total Stockholders’ Deficit and
			Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income
Balance as of December 31, 2003	31,640,994	$32	$182,088	$(277,885)	$(95,765)
Net income and comprehensive income	—	—	—	130	130

Balance as of September 30, 2004	31,640,994	$32	$182,088	$(277,755)	$(95,635)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For the Nine
	Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$130	$638
Adjustments to reconcile net income to cash used in operating activities:
Income from discontinued operations	(1,207)	(3,393)
Paid-in-kind interest note obligations	1,734	716
Write-off of deferred financing fees	145	—
Gain on Aerocell settlement, net of cash received	—	(455)
Depreciation and amortization	3,958	3,887
Amortization of deferred financing costs	856	1,944
Recovery of doubtful accounts	(405)	(1,044)
Change in working capital:
Accounts receivable	(8,956)	(11,068)
Inventories	492	(4,485)
Other assets	(506)	(1,411)
Accounts payable	(3,993)	4,210
Customer deposits	1,931	2,590
Other liabilities	498	(367)

Net cash used in operating activities	(5,323)	(8,238)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets, net of transaction expenses	24,861	—
Purchases of fixed assets	(2,180)	(1,126)

Net cash provided by (used in) investing activities	22,681	(1,126)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under senior debt facilities	245,675	170,902
Payments under senior debt facilities	(249,516)	(166,741)
Proceeds of term loan with related party	6,162	6,050
Proceeds of notes payable with financial institutions, net	5,900	—
Payments on capital leases	(24,762)	(790)
Payments of deferred financing costs	(2,989)	(663)

Net cash (used in) provided by financing activities	(19,530)	8,758

Net cash provided by discontinued operations	812	398

Net decrease in cash and cash equivalents	(1,360)	(208)
Cash and cash equivalents, beginning of period	1,603	339

Cash and cash equivalents, end of period	$243	$131

	For the Nine
	Months Ended
	September 30,
	2004	2003
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$3,615	$4,605

Income taxes refunded	$242	$174

SUPPLEMENTAL SCHEDULE OF NON CASH FINANCING ACTIVITIES:
Acquisition of property through capital lease	$2,224	$—

Value of warrant issued to shareholder in exchange for note payable financing	$—	$1,258

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2004, the results of its operations for the three month and nine month periods ended September 30, 2003 and 2004 and its cash flows for the nine month periods ended September 30, 2003 and 2004. The results of operations and cash flows for the nine month period ended September 30, 2004 are not necessarily indicative of the results of operations or cash flows which may be reported for the year ending December 31, 2004.

LIQUIDITY

In April 2004, the Company refinanced all of its senior debt. On April 8, 2004, the Company closed on an agreement with the CIT Group in which the Company obtained a $35,000 senior secured revolving line of credit (the “CIT Group Revolving Line of Credit”) and a $6,400 senior secured term loan (the “CIT Group Term Loan”, and collectively with the CIT Group Revolving Line of Credit, the “CIT Group Credit Facility”). The CIT Group Credit Facility matures on December 31, 2007. Effective on the same date, the Company obtained an $8,000 senior secured term loan from Hilco Capital LP (the “Hilco Term Loan”) and refinanced the $14,412 of aggregate term debt due to its principal stockholder. In addition, on March 31, 2004, the Company sold its office and warehouse facility located in Miramar, Florida and used the proceeds to repay in full the Company’s TROL financing obligation ($23,824 as of March 31, 2004). For details of these events, see Notes 3, 4 and 5.

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

The Company is highly leveraged and has significant obligations under its outstanding debt and lease agreements. As a result, significant amounts of cash flow from operations are needed to make required payments of the Company’s debt and lease obligations, thereby reducing funds available for other purposes. Even if the Company is able to meet its debt service and other obligations when due, the Company may not be able to comply with the covenants and other provisions under its debt instruments. A failure to comply, unless waived by the lenders and noteholders, would be an event of default and would permit the lenders to accelerate the maturity of these debt obligations. It would also permit the lenders to terminate their commitments to extend additional credit under their financing agreements. If the Company was unable to meet its obligations under its debt instruments, or if the Company could not obtain waivers of defaults under any such agreements (including defaults caused by the failure to meet financial covenants), the lenders could proceed against the collateral securing these financing obligations and exercise all other rights available to them. While the Company expects that it will make all required debt payments and meet all financial covenants in 2004, there can be no assurance that it will be able to do so.

2. SALE OF ASSETS AND OPERATING ENTITIES

In March 2004, the Company sold its office and warehouse facility located in Miramar, Florida for a sales price of $26,000. See Note 5 for particulars of this sales transaction and resulting repayment of the Company’s TROL financing that was secured by the assets of this facility. The Company has recorded the gain from its sale of the Miramar facility along with the related rental income, depreciation expense and interest expense within income from discontinued operations. Additionally, rental income, depreciation expense and interest expense for the three and nine month periods ended September 30, 2003 have been reclassified to income from discontinued operations within the accompanying condensed consolidated statements of operations.

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

On April 8, 2004, the Company closed on a refinancing of its senior debt as contemplated by a financing agreement dated April 5, 2004 between the Company and the CIT Group. Under this financing agreement, the Company obtained the CIT Group Revolving Line of Credit, which is a $35,000 senior secured revolving line of credit, and the CIT Group Term Loan, which is a $6,400 senior secured term loan. The Company used the proceeds from the CIT Group Credit Facility to repay in full amounts outstanding under its Amended Revolving Credit Facility, to repay the warrant repurchase obligation due to a previous lender (as described in Note 7-OTHER MATTERS) and for working capital.

The CIT Group Revolving Line of Credit is due December 31, 2007 and bears interest, at the Company’s option, at (a) Prime plus an advance rate ranging from 0.00% to 0.75%, or (b) LIBOR plus an advance rate ranging from 2.50% to 4.00%, with the advance rates contingent on the Company’s leverage ratio. The Company has currently elected the Prime option. Also, in accordance with the requirements of EITF 95-22, the Company has presented this revolving line of credit as a short-term obligation. The CIT Group Term Loan is due in quarterly installments of $291, commencing on October 1, 2004, with the final quarterly installment due on December 31, 2007. The CIT Group Term Loan bears interest at the prevailing rate of the CIT Group Revolving Line of Credit plus one percent. Also, the CIT Group Credit Facility contains certain financial covenants regarding the Company’s financial performance and certain other covenants, including limitations on the incurrence of additional debt, and provides for the termination of the CIT Group Credit Facility and repayment of all debt in the event of a change in control, as defined. In addition, an event of default under the Hilco Term Loan (described below) will also result in a default under the CIT Group Credit Facility. Borrowings under the CIT Group Credit Facility are secured by a lien on substantially all of the Company’s assets. Borrowings under the CIT Group Revolving Line of Credit are based on a borrowing base formula that takes into account the level of the Company’s receivables and inventory. Further, the amounts that the Company can borrow under the CIT Group Revolving Line of Credit are affected by various availability reserves that are established by the lenders under the financing agreement, and the Company’s borrowings under the CIT Group Revolving Line of Credit are limited based on the ratio of the Company’s debt to EBITDA. Finally, the agreement relating to the CIT Group Revolving Line of Credit requires that at the time of each additional borrowing, the Company must be in a position to make various representations and warranties to its lenders regarding its business (including several reaffirming that there have been no changes in the status of specific aspects of the Company’s business that could reasonably be expected to have a material adverse effect upon the business operation, assets, financial condition or collateral of the Company and its subsidiaries taken as a whole), and be in compliance with various affirmative and negative covenants, all as more particularly set forth in the agreement. As of September 30, 2004, the outstanding aggregate amount borrowed under the CIT Group Revolving Credit Facility was $10,864, the outstanding CIT Group Term Loan was $6,400, the amount of outstanding letters of credit under the CIT Group Revolving Credit Facility was $10,064 and $9,352 was available for additional borrowing under the CIT Group Revolving Credit Facility.

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

In September 2003, the Company recorded a $900 obligation reflecting the Company’s purchase from its principal stockholder of the aircraft parts inventory located at the Goodyear facility (which inventory was acquired by the Company’s principal stockholder in the AMS bankruptcy proceedings; see Note 7 – TRANSACTIONS WITH RELATED PARTIES).

In January 2004, the Company’s principal stockholder repaid the Company’s previously outstanding $5,000 term loan with BofA and continued to extend this loan to the Company under the same terms previously extended by BofA, except the maturity date was extended until July 31, 2004. See Note 3 for particulars.

On April 8, 2004, the Company combined all of its previously outstanding debt (principal plus accrued and unpaid interest) with its principal stockholder into a new $14,412 term loan due on January 31, 2008 (the “LJH Term Loan”). The LJH Term Loan combines the $1,300 loan relating to the Brice acquisition, the $6,050 related party term loan made in May 2003, the $900 obligation related to the AMS inventory purchase, the $5,000 loan which replaced the BofA term loan and PIK interest previously paid on these obligations. See above and Note 3 for a discussion of the outstanding debt components due to the Company’s principal stockholder that were combined in this new note. The LJH Term Loan bears interest at 18% per annum, 6% of which is payable in cash and the balance of which will be PIK. The LJH Term Loan is pari-passu with the New Notes (See Note 6), but is secured by a lien on substantially all of the Company’s assets. The LJH Term Loan also contains cross acceleration provisions if the Company’s obligations to the CIT Group and Hilco are accelerated.

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

On February 5, 2004, the Company entered into a definitive agreement to sell its office and warehouse facility located in Miramar, Florida, and on March 31, 2004, the Company closed on the sale contemplated by this definitive agreement. The gross sales price was $26,000. The proceeds of the sale were used to repay in full the TROL financing obligation ($23,824). The balance, net of transaction expenses and other Miramar property related expenses which the Company was obligated to pay, which approximates $320, was used to repay amounts outstanding under the Amended Term Loan (which repayment occurred in April 2004 as part of Company’s refinance of all of its senior debt obligations. See Note 3). Additionally, as a result of this sale, the Company recognized a gain on disposal of fixed assets of $825. This gain is included within income from discontinued operations, net of income taxes within the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2004. Finally, as was required under the Company’s previous senior credit facility, in February 2004, the Company entered into an amendment and limited waiver agreement with its previous senior lenders for the purpose of releasing the Miramar facility for sale.

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

Accrued expenses in the accompanying September 30, 2004 and December 31, 2003 condensed consolidated balance sheets include $768 and $810, respectively, related to obligations to remediate the environmental matters described above. Future information and developments will require the Company to continually reassess the expected impact of the environmental matters discussed above. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. These uncertainties include the extent of required remediation based on testing and evaluation not yet completed and the varying costs and effectiveness of remediation methods. In the opinion of management, the ultimate resolution of these environmental exposures will not have a material adverse effect upon the financial condition or results of operations of the Company.

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

Deferred income within the accompanying September 30, 2004 and December 31, 2003 condensed consolidated balance sheets includes $1,347 and $1,473, respectively, relating to this sale leaseback transaction.

An entity controlled by the Company’s principal stockholder purchases aircraft for resale and lease, and the Company provides certain services for that entity. Services provided to that entity are charged at not less then the rates that would be charged for such services to an unaffiliated third party. At September 30, 2004, receivables from this entity approximated $1,641 and are included within the accompanying condensed consolidated balance sheet.

LITIGATION AND CLAIMS

The Company is involved in various lawsuits and contingencies arising out of its operations in the normal course of business. In the opinion of management, the ultimate resolution of these claims and lawsuits will not have a material adverse effect upon the financial condition or results of operations of the Company.

OTHER MATTERS

In August 2004, the Company entered into a settlement agreement with a former customer of its Engine Center facility that had previously filed for protection under Chapter 11 of the United States Bankruptcy Court. Pursuant to this former customer’s plan of reorganization, the Company will receive a pro rata portion of 7 million shares of common stock in the reorganized company, which the level of common stock received will be based on the Company’s unsecured claim as compared to the total amount of all unsecured claims. While the Company’s unsecured claim has been settled, the total balance of unsecured claims has not been finalized. As such, the Company is currently not able to determine the amount of common stock that it will receive in the settlement. Once all unsecured claims have been settled and the Company is able to determine its portion of the 7 million shares of common stock that will be received, the Company will recognize the gain for the settlement agreement in the period in which all such contingencies have been resolved.

In connection with a previously outstanding term loan, the Company granted to one of its lenders common stock purchase warrants to purchase 13 shares of the Company’s common stock exercisable for par value at any time until December 31, 2005. The warrants entitled the holder to require the Company to repurchase the warrants or common shares issued upon prior exercise of the warrants at $85.00 per share ($1,079 in the aggregate). In connection with the April 8, 2004 refinancing of the Company’s senior debt (see Note 3), the Company settled its warrant repurchase obligation to its prior lender by paying $870 in cash. As a result of this settlement, the Company recognized a gain of $209. This gain is included within other income-net for the nine month period ended September 30, 2004 within the accompanying condensed consolidated statement of operations.

On June 30, 2003, the Company entered into a long-term purchase agreement for various inventory components to be used in the Company’s Oscoda, Michigan engine center. Contingent upon the achievement of guaranteed sales volume to the Company by the third party supply vendor, the Company was committed to this vendor to purchase an aggregate of $2,800 of inventory components over an approximate two-year period. An initial inventory purchase of $500 took place on June 30, 2003. The residual inventory purchase obligation of $2,300 was to occur in $100 monthly increments. These monthly purchase commitments were first to be reduced by inventory used in the normal course of business that is currently on consignment from this third party supplier. Through portions of 2003 and most of 2004, the third party supply vendor did not achieve the guaranteed sales volume levels and thus was in default of this purchase agreement. As a result, in June 2004, the Company terminated this purchase agreement.

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

8. WEIGHTED AVERAGE SHARES

Basic income per share is computed using the weighted-average number of shares outstanding during the period. Diluted income per share uses the weighted-average number of shares outstanding during the period plus the dilutive effect of stock options calculated using the treasury stock method. Weighted average shares used in the computation of basic and diluted income per share is as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Weighted average common and common equivalent shares outstanding:
Basic	31,640,994	31,640,994	31,640,994	31,640,994
Effect of dilutive securities	293,132,887	293,136,972	—	—

Diluted	324,773,881	324,777,966	31,640,994	31,640,994

Common stock equivalents outstanding which are not included in the calculation of diluted earnings per share because their impact is antidilutive	15,421,031	14,194,781	308,533,727	300,693,159

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

The following table illustrates the effects on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition of FASB Statement No. 123 to stock-based employee compensation:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net income – as reported	$261	$345	$130	$638
Additional expense	(22)	(153)	(230)	(542)
Net income (loss) – pro forma	239	192	(100)	96
Net income per share, basic – as reported	0.01	0.01	—	0.02
Net income per share, diluted – as reported	—	—	—	0.02
Net income (loss) per share, basic – pro forma	0.01	0.01	—	—
Net income (loss) per share, diluted – pro forma	—	—	—	—

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, references to “TIMCO,” “we”, “our” and “us”, in this Quarterly Report on Form 10-Q (“Form 10-Q”) includes TIMCO Aviation Services, Inc. and its subsidiaries. This Form 10-Q contains, or may contain, forward-looking statements, such as statements regarding our prospects, strategy and anticipated trends in the industry in which we operate. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to our operations and results of operations, competitive factors, shifts in market demand, and other risks and uncertainties, including, in addition to those described below and elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2003 (the “Form 10-K”), our ability to continue to generate sufficient working capital to meet our operating requirements and service our indebtedness, our maintaining good working relationships with our vendors and customers, competitive pricing for our products and services, our ability to achieve gross profit margins at which we can be profitable, including margins on services we perform at a fixed price basis, competition in the aircraft maintenance, repair and overhaul market and the impact on that market and on us of the war on terrorism, the Iraq war, the state of the domestic passenger airline industry and the financial condition of our airline customers, our ability to attract and retain qualified personnel in our businesses, utilization rates for our MR&O facilities, our ability to effectively integrate future acquisitions, our ability to effectively manage our business, economic factors which affect the airline industry, generally including the amount of aircraft maintenance outsourced by various airlines, and future changes in government regulations. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying our forward-looking statements prove incorrect, actual results may differ significantly from results expressed or implied in any forward-looking statements made by us in this Form 10-Q. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

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

Three Months and Nine Months Ended September 30, 2004 and 2003

Operating revenue for the nine months ended September 30, 2004 increased $67,948 or 40.5% to $235,654, from $167,706 for the same period in 2003. Operating revenue for the first nine months of 2004 included $28,520 in revenue from our Goodyear, Arizona facility, which was subleased from our principal stockholder in April 2003. During the first nine months of 2003, we generated $10,396 in revenue from this facility. Without the revenue from our Goodyear facility, revenue for the nine month period ended September 30, 2004 and 2003 would have been $207,134 and $157,310, respectively. Operating revenue for the three months ended September 30, 2004 increased $9,843 or 15.3% to $74,152, from $64,309 for the same period in 2003. Comparative three month revenue without the revenue from the operations of our Goodyear facility would have been $64,739 for 2004 and $58,745 for 2003 (we are providing this information in order to compare the revenue derived from facilities open in both the third quarter and first nine months of 2004 and the third quarter and first nine months of 2003).

The increase in revenue for the three and nine month periods ended September 30, 2004 over the comparable 2003 periods can primarily be attributed to additional revenue in our airframe heavy maintenance operations (described below), in our engine center operation due to an expanded customer base, in our Goodyear, Arizona facility (as discussed above), and in our Brice seat manufacturing and overhaul operation, which has benefited from the cross sales of our other service offerings and from an expanded customer base for its aircraft seats.

Revenue for the three and nine months ended September 30, 2004 were favorably impacted by a significant influx of airframe heavy maintenance work to our MR&O operations. Adverse market conditions during the first half of fiscal 2003 resulted in delays of maintenance service work by several of our significant customers and adversely impacted our 2003 results of operations. Many of these delayed maintenance programs, however, were inducted for service during the second half of 2003 and have continued through the first nine months of fiscal 2004. In addition, during 2004 we have expanded our customer base and, in some instances, increased our share of outsourced maintenance from our existing customers. The impact on revenue for the first nine months of 2004 and for the third quarter of 2004 was an increase in revenue for our airframe MR&O facilities, including Goodyear, over the first nine months of 2003 and for the third quarter of 2003 of approximately $59,506 and $8,702, respectively. This increase in revenues from the operation of our airframe MR&O facilities, coupled with the increased revenue for our engine center operation and our Brice operation, resulted in a $67,238 improvement in revenue for the first nine months of 2004 over the same period in 2003 and a $10,133 improvement for the third quarter of 2004 over the third quarter of 2003.

While significantly improved over the nine months of 2003 and third quarter of 2003, our revenue for the nine month and three month periods ended September 30, 2004 continued to be unfavorably impacted by general economic conditions affecting the airline industry. For most of fiscal 2004, these unfavorable impacts include increased jet fuel prices, increased price competition and continued downward pricing pressures from airline customers. These factors forced us during fiscal 2003 and the first nine months of 2004 to reduce pricing and take fixed priced work at lower rates, which adversely impacted revenues and gross margins. Additionally, instability in the Middle East, the currently on-going war on terrorism, and the war in Iraq have unfavorably impacted airline passenger levels during fiscal 2004, which has equated to further delays of maintenance service by some of our customers. Finally, changes in customer maintenance schedules have impacted us in the past and are likely to impact us in the future.

Gross profit increased to $20,221 for the nine month period ended September 30, 2004 compared with a gross profit of $10,520 for the nine month period ended September 30, 2003. Gross profit increased to $7,122 for the three month period ended September 30, 2004 compared with a gross profit of $5,426 for the three month period ended September 30, 2003. Gross profit as a percentage of revenue increased to 8.6% and 9.6% for the nine and three month periods ended September 30, 2004, respectively, from 6.3% and 8.4% for the comparable periods ended in 2003. The increased gross profit for the nine month and three month periods ended September 30, 2004 over the same periods for 2003 was spurred by increased revenue as described above and the receipt of long-term repetitive customer maintenance programs (referred to in the industry as “nose-to-tail lines”), where greater efficiencies can be achieved, and by higher revenues which allowed us to better leverage our fixed costs contained in cost of sales.

During most of the first nine months of 2003, because we did not have significant nose-to-tail lines during this period, we were forced to take a higher proportion of single-visit customers which resulted in a deterioration of gross margin results due to lower productivity. In addition to the increase in nose-to-tail maintenance programs during a substantial portion of 2004, an overall increase in sales levels, particularly for our engine center operation and Brice operation, resulted in an improved gross margin. Partially offsetting the deterioration during 2003 that resulted due to lower productivity, in September 2003 we settled various disputes relating to one of our leased facilities. As part of this settlement, we were partially alleviated from paying disputed utility charges. These charges, which were fully accrued, resulted in a benefit of $463. This benefit is reflected as a reduction to cost of sales for the three and nine-month periods ended September 30, 2003. Excluding the benefit recognized during the third quarter of 2003 through the settlement of various disputes for one of our leased facilities, gross profit as a percentage of revenue would have been 6.0% and 7.7% for the nine and three month periods ended September 30, 2003, respectively.

Gross profit levels are impacted by the fact that many of the costs of operating our facilities are relatively fixed and therefore revenues above a certain level have a more than proportional favorable impact on gross margins. Further, gross margins during any particular period are dependent upon the number and type of aircraft serviced, the contract terms under which services are performed and the efficiencies that can be obtained in the performance of such services. Significant changes in any one of these factors could have a material impact on the amount and percentage of gross profits. Additionally, gross profit could be impacted in the future by considerations as to the value of our inventory. While we believe that we have appropriately valued our inventory at the lower of cost or market value, additional allowances may be required in the future, depending on the market for aircraft parts and the fleet types of the parts in our inventory compared to the types of aircraft for which we are performing maintenance procedures. We continue to evaluate market and industry exposures in connection with the establishment of appropriate inventory valuation levels.

Operating expenses for the nine month period ended September 30, 2004 were $16,113 compared to $9,797 for the nine month period ended September 30, 2003. Operating expenses for the three months ended September 30, 2004 were $5,206 compared to $3,125 for the three months ended September 30, 2003. Operating expenses as a percentage of revenues were 6.8% and 7.0% for the nine and three month periods ended September 30, 2004, respectively, compared to 5.8% and 4.9% for the same respective periods in 2003.

Operating expenses were favorably impacted throughout 2003. During the third quarter of 2003, we recognized two significant offsets to operating expenses. As a result of revised estimates from our environmental consultants, we were able to reverse $400 of our environmental accrual. Additionally, during the third quarter of 2003, we resolved a long standing customer dispute. The result of this resolution was the collection of $925 accounts receivable that were previously fully reserved. The reversal of these reserves are reflected as reductions to operating expenses for the three and nine-month periods ended September 30, 2003.

Additionally, during the second quarter of fiscal 2003, we terminated a lease agreement with a third party for an abandoned facility in Burnsville, Minnesota. As a result of this lease termination, we eliminated an accrual of $300 previously established for our operating lease commitment. Also, during the second quarter of fiscal 2003, we eliminated an environmental reserve that had been established for property sold in the prior year. As it was determined that we no longer had any exposure related to possible environmental matters for this property, we eliminated an accrual of $264 previously established for this exposure. Also, at the end of the second quarter of fiscal 2003, we entered into an operating agreement with a third party vendor. As a result of this agreement and modifications made to an accounts receivable balance due from this vendor within the operating agreement, we eliminated the need for a reserve of $300 against this receivable balance. In addition, during the first quarter of fiscal 2003 we were able to extend a sublease agreement with a third party for a facility that we currently lease in Opa-Locka, Florida. As a result of this sublease extension, we eliminated an accrual previously established for the shortfall in the original sublease income from the amount of the operating lease commitment. The reversal of this accrual resulted in a $300 benefit during the 2003 first quarter. Also, as a result of a revised estimate of workers’ compensation insurance claims, we reduced our accrual for workers’ compensation insurance by $400 during the first quarter of 2003. These reductions in exposures are reflected as an offset to operating expenses of $2,889 for the nine month period ended September 30, 2003. Had all of these offsets to operating expenses not occurred, the 2003 nine month and third quarter operating expenses as a percentage of revenues would have been 7.6% and 6.9%, respectively. The combination of these offsets to operating expenses during the first nine months of 2003, coupled with a significant increase in revenues for the first nine months of 2004 compared to the first nine months of 2003, resulted in the increased three and nine month period operating expenses reflected above.

As a result of these factors, income from operations was $4,108 for the first three quarters of 2004, compared to income from operations of $723 for the first three quarters of 2003, and income from operations was $1,916 for the third quarter of 2004, compared to income from operations of $2,301 for the third quarter of 2003.

Interest expense (excluding amortization of deferred financing fees) for the nine months ended September 30, 2004 increased by $1,601 or 46.5% to $5,045, from $3,444 for the nine months ended September 30, 2003. Interest expense (excluding amortization of deferred financing fees) for the third quarter ended September 30, 2004 increased by $246 or 16.0% to $1,779 from $1,533 for the third quarter ended September 30, 2003. The increases for the nine and three month periods ended September 30, 2004 as compared to the same periods of 2003 are primarily attributable to non-cash interest expense (since the original $7,350 related party term loan was a PIK instrument) on our related party term loan (which was substantially funded in July 2003), the cash interest and non-cash interest expense on our restructured $14,412 related party term loan (established April 8, 2004), the additional cash interest and non-cash interest expense on our newly established $8,000 Hilco Term Loan (established April 8, 2004) and by increased borrowing levels, year-over-year, under our credit facility. For the nine and three month periods ended September 30, 2004, our non-cash PIK interest expense increased $1,018 and $148, respectively, as compared to the same periods of 2003, while our cash interest expense increased for the nine and three month periods ended September 30, 2004 by $583 and $98, respectively, as compared to the same periods of 2003.

Amortization of deferred financing costs was $1,001 and $1,944 for the nine months ended September 30, 2004 and 2003, respectively, and was $314 and $780 for the three months ended September 30, 2004 and 2003, respectively. The decrease for the nine and three month periods ended September 30, 2004, compared to the nine and three month periods ended September 30, 2003 are primarily attributable to deferred financing fees related to our July 2002 financing being fully amortized at the end of January 2004 (the original maturity date for our Amended Credit Facility and BofA Term Loan) with minimal additional financing fees incurred related to the extension of the Amended Credit Facility through July 2004 (see Note 3 to Notes of Condensed Consolidated Financial Statements for particulars of this short-term extension). Partially offsetting this reduction is amortization of deferred financing fees incurred in conjunction with our May 2003 amendment to our July 2002 credit facility and TROL financing arrangement, deferred financing fees incurred in conjunction with our newly established credit facility and Hilco Term Loan, and deferred financing fees incurred in conjunction with the warrant that was extended to our majority stockholder in conjunction with securing a portion of our related party term loan. In addition, during the second quarter of 2004 we wrote-off $145 of deferred financing fees that related to the above-described short-term extension of our amended credit facility.

Other income – net was $862 and $345 for the nine and three-month periods ended September 30, 2004, respectively, compared to $1,026 and $140 for the nine and three-month periods ended September 30, 2003, respectively. Other income – net for the first nine months of fiscal 2004 included a gain on the settlement relating to our warrant repurchase obligation ($209). See Note 7 of the Notes to the Condensed Consolidated Financial Statements. Other income – net for the first nine months of fiscal 2003 was primarily comprised of a gain on the settlement of outstanding purchase price adjustments and other obligations and funds held in escrow related to the July 2002 sale of our Aerocell Structure operations ($570). See Note 3 of the Notes to the Consolidated Financial Statements in our 2003 Form 10-K.

As a result of the above factors, our loss from continuing operations before income taxes and discontinued operations for the nine months ended September 30, 2004 was $1,077 compared to our loss from continuing operations before income taxes and discontinued operations of $3,639 for the nine months ended September 30, 2003. Our income from continuing operations before income taxes and discontinued operations for the quarter ended September 30, 2004 was $168, compared to our income from continuing operations before income taxes and discontinued operations of $128 for the quarter ended September 30, 2003.

During the first nine months of 2003, we recognized a $710 income tax benefit as a result of the Internal Revenue Service (“IRS”) completing audits of our 1996, 1997, 1998 and 1999 federal income tax returns. Based on the findings in the IRS agent’s report, we eliminated a $400 accrual for tax exposure matters and established an income tax receivable for $310. Additionally, during 2003, we recognized a tax benefit of $174 for the receipt of miscellaneous state carryback refunds.

For the reasons set forth above, our loss from continuing operations for the nine months ended September 30, 2004 was $1,077, or $0.03 per basic share and diluted share, compared to a loss of $2,755, or $0.09 per basic share and diluted share, for the nine months ended September 30, 2003. Our income from continuing operations for the three months ended September 30, 2004 was $168, or $0.01 per basic share and $0.00 per diluted share, compared to income of $128, or $0.00 per basic share and diluted share, for the three months ended September 30, 2003.

Income from discontinued operations for the nine and three month periods ended September 30, 2004 was $1,207 and $93, respectively, or $0.03 and $0.00 per basic share and diluted share, respectively, compared to income of $3,393, or $0.11 per basic share and diluted share, for the nine months ended September 30, 2003, and $217, or $0.01 per basic share and $0.00 per diluted share, for the three months ended September 30, 2003. Income from discontinued operations for the first nine months of 2004 is comprised of a gain on the disposition of our office and warehouse facility located in Miramar, Florida ($825), net rental income and expenses associated with this office and warehouse facility received prior to its disposition ($75), and collections on receivables retained from the sale of our redistribution operations that had been fully reserved and the sale of residual inventory that remains from the sale of our redistribution operation and new parts bearings operation. Income from discontinued operations for the first nine months of 2003 includes net rental income and expenses associated with our Miramar facility ($205), collections on receivables retained from the sale of our redistribution operations that had been fully reserved and the sale of residual inventory that remains from the sale of our redistribution operation and new parts bearings operation. Additionally, income from discontinued operations for the first nine months of 2003 includes $2,700 resulting from the elimination and settlement of contingency exposures and obligations relating to our redistribution operations and new parts bearing operations, based on a current evaluation of those exposures.

LIQUIDITY AND CAPITAL RESOURCES

Developments Concerning the Aviation Industry and Our Operations

The condition of the airline industry has a substantial effect on our business, since our customers consist of airlines, air freight carriers, maintenance and repair facilities that service airlines, as well as original equipment manufacturers. Generally, when economic factors adversely affect the airline industry, they tend to reduce the overall demand for maintenance and repair services, causing downward pressure on pricing and increasing the credit risks associated with doing business with airlines. Additionally, the price of jet fuel affects the maintenance and repair markets, since older aircraft, which consume more fuel and which currently account for a significant portion of our maintenance and repair services business, become less viable as the price of fuel increases.

The September 11, 2001 terrorist attacks against the United States of America and the resulting increase in airline insurance costs, additional government mandated passenger taxes and fees, and increased airport security costs, have had a severe impact on the aviation industry. These factors, in conjunction with an overall slowdown in the U.S. economy, a reduction in passenger levels from fiscal 2001 through portions of fiscal 2004, and the overall instability in the Middle East (including the war in Iraq and the currently on-going war on terrorism) have resulted in operating losses for U.S. airline carriers in excess of $10.3 billion for 2001, $8.6 billion for 2002, and $2.5 billion for 2003. As a result of these factors, many commercial passenger airlines and air cargo carriers reported significant reductions in their capacity and have taken out of service upwards of 20% of their aircraft. This reduction in capacity has lessened the aircraft maintenance required by such airlines (and thereby the amount of maintenance being outsourced to companies like TIMCO). The impact of these factors has resulted with the filing for bankruptcy protection under Chapter 11 of the United States Bankruptcy Court by several carriers. The most notable for us has been the filing for protection from creditors under Chapter 11 by United Air Lines on December 9, 2002 (United was our largest customer during the last three fiscal years). As of the date of this Form 10-Q, United Air Lines has not emerged from protection under the Bankruptcy Court. In addition to United Air Lines, other carriers have filed for bankruptcy or publicly discussed the potential of seeking protection from creditors through a voluntary bankruptcy filing. As related to us, current exposures to carriers that are at risk of filing for protection are being continuously evaluated and monitored, though we have in the past, and may in the future, experience losses relating to these credit exposures. Additionally, the Company is positioning itself for potential favorable implications of these Chapter 11 filings and resurgence of the airlines as it is anticipated that additional maintenance outsourcing opportunities could result as these airlines look for cost reduction alternatives.

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

Contractual Payment Obligation and Other Commercial Commitments

Below is a chart setting forth our contractual payment obligations and other commercial commitments as of September 30, 2004 which have been aggregated in order to facilitate a basic understanding of our liquidity (in thousands):

Contractual		Less than	Payments due by period
Obligations	Total	One Year	1-3 years		4-5 years	After 5 years
Revolving Credit Facility	$10,864	$10,864	$—		$—	$—
Long-Term Debt	164,260	1,164	121,529	*	41,567	—
Capital Leases	5,160	1,197	716		336	2,911
Operating Leases	22,945	3,491	6,103		4,345	9,006

Total contractual cash obligations	$203,229	$16,716	$128,348		$46,248	$11,917

Other Commercial		Less than	Payments due by period
Commitments	Total	One Year	1-3 years	4-5 years	After 5 years
Letters of Credit +	10,064	10,064	—	—	—

Total Other Commercial Commitments	$10,064	$10,064	$—	$—	$—

* Included within this amount is $115,800 of our New Senior Subordinated Notes and $3,401 of our Junior Subordinated Notes. If not redeemed or repurchased by us prior to the maturity dates of these obligations, these notes automatically convert to 270,276 and 9,320 shares, respectively, of our authorized but unissued common stock.

+ Outstanding letters of credit primarily relate to security for our obligation to make payments on an operating lease requiring annual payments of approximately $16,400. This amount is removed from the operating lease and total contractual cash obligations line because it is included with the letters of credit.

We are also committed under employment agreements with all of our executive officers and several of our key employees.

Liquidity

For the year ended December 31, 2003, we incurred losses from continuing operations of $4,303 (adjusted for the reclassification of income and expenditures related to our Miramar facility that we sold in March 2004. See Note 2 of the Notes to Condensed Consolidated Financial Statements). We also had a net stockholders’ deficit as of December 31, 2003 and September 30, 2004, and continued to require additional cash flow above amounts currently being provided from operations to meet our working capital requirements.

Our ability to service our debt and note obligations, as they come due, including maintaining compliance with the covenants and provisions under our debt instruments, is and will be dependent upon our future financial and operating performance. This performance, in turn, is subject to various factors, including certain factors beyond our control, such as changes in conditions affecting the airline industry and changes in the overall economy. Additionally, our customer base has been adversely impacted in the past by various factors, such as the state of the general economy, fluctuations in the price of jet fuel, a significant decline but partial resurgence, from calendar year 2000, in passenger airline travel, the war in Iraq, the outbreak of the SARS virus in Asia, the currently on-going war on terrorism, and a competitive price reduction in airfare prices. These and other factors may adversely affect our customers in the future.

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

On April 8, 2004, we completed the refinancing of all of our outstanding senior credit facilities. Within our refinancing, we obtained a new a $35,000 senior secured revolving line of credit and a $6,400 senior secured term loan from a group of financial institutions led by CIT Group. Additionally, we obtained an $8,000 senior secured term loan from Hilco Capital, LP. The proceeds of these new facilities were primarily used to repay amounts outstanding under our previous revolving credit and term loan facilities. Additional borrowings available under the revolving credit portion of this new facility are being used for working capital. As of November 10, 2004, we had availability under our new revolving credit facility of $8,496. Additionally, we have combined all of the previously outstanding debt due to our principal stockholder with a restructured $14,412 term loan. Finally, we have recently sold our office and warehouse facility located in Miramar, Florida for a gross purchase price of $26,000. We used a portion of the proceeds from the sale to repay the $23,624 outstanding principal balance of our TROL financing arrangement and we used the balance of the proceeds, net of transaction expenses and other property related costs that we were obligated to pay, to repay amounts outstanding under our previous term loan facility. See Notes 3, 4 and 5 of Notes to Condensed Consolidated Financial Statements for a description of all of these transactions.

Additionally, the degree to which we are leveraged could have important consequences to us, including:

-	our vulnerability to adverse general economic and industry conditions;

-	our ability to obtain additional financing for future working capital expenditures, general corporate or other purposes, particularly where our current lenders have a lien on all of our assets;

-	the requirement that we obtain the consent from our lenders if we wish to borrow additional amounts; and

-	the dedication of a significant portion of our cash flow from operations to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations.

In addition, subject to the limitations set forth in the indenture for the New Notes, we and our subsidiaries may incur substantial amounts of additional indebtedness. Finally, our senior credit facilities are secured by a lien on substantially all of our assets.

We believe that we will meet our working capital requirements during 2004 from funds available under our revolving credit agreement and from our operations. We may also sell our equity securities, or borrow additional funds, to the extent required and available. While we expect that we will have sufficient funds available to meet our working capital requirements, there can be no assurance of this fact.

Finally, at December 31, 2003 we had a net operating loss carryforward of $49,233 that can be used to reduce future taxable income and thereby reduce future cash requirements for income taxes, subject to certain internal revenue code limitations and consideration of alternative minimum tax.

Cash

Net cash used in continuing operating activities during the nine months ended September 30, 2004 was $5,323, compared to net cash used in continuing operating activities of $8,238 for the same period in 2003. Cash used in operating activities was primarily the result of earnings, adjusted for non-cash charges, of approximately $5,211, increases in accounts receivable and other assets of $8,956 and $506, respectively, and decreases in accounts payable of $3,993, offset by decreases in inventories of $492 and increases in customer deposits and other liabilities of $1,931 and $498, respectively. The increase in accounts receivable provided additional borrowing base for our revolving credit facility, which funded this use of cash. Cash of $22,681 was provided by investing activities during the first three quarters of 2004, which included cash proceeds of $24,861 from the sale of the Company’s Miramar facility, offset by $2,180 for the purchase of fixed assets. Cash used in financing activities during 2004 was $19,530. Net proceeds from our newly established credit facility and term loans, and from the sale of our Miramar facility were used for operations, to make repayments under our previously outstanding Amended Credit Facility, to pay $2,989 of bank and refinancing fees and to pay $24,762 of capital leases obligations, including $23,624 under our TROL financing arrangement. Cash of $812 was provided by our discontinued operations.

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

TROL Financing

See discussion of our TROL financing in Note 5 to Notes to Condensed Consolidated Financial Statements and in our Form 10-K.

Stockholders’ Equity and Common Shares Outstanding

At September 30, 2004, we had a negative stockholders’ equity of ($95,635) and 31,641 shares of our common stock were outstanding. Included as long-term debt within our September 30, 2004 Consolidated Condensed Balance Sheet were our 8% senior subordinated convertible PIK notes due December 31, 2006 and our junior subordinated convertible PIK notes due January 2, 2007. These instruments were recorded on our Consolidated Condensed Balance Sheet at $115,800 and $3,401, respectively. While we have the right to redeem the senior and the junior notes before their maturity, we do not have any obligation to redeem them other than in connection with a change of control.

Under the terms of our outstanding senior notes and junior notes, if these notes are not redeemed or repurchased before their maturity, these notes, including PIK notes previously issued with respect thereto and all accrued but unpaid interest thereon, will automatically convert on their maturity into a fixed number of shares of our common stock, as follows:

Senior Notes	270,276
Junior Notes	9,320

279,596

Additionally, our principal stockholder holds a warrant to purchase 30% of our common stock (on a fully diluted basis) as of the day the warrant is exercised. The warrant is exercisable for nominal consideration on or before January 31, 2007.

If our senior notes and our junior notes mature in 2006 and 2007, respectfully, in accordance with their terms, and immediately thereafter, our principal stockholder exercises its warrant, there will be issued and outstanding 444,624 shares of our common stock at that date. Further, on a pro-forma basis, if such conversions and exercises had occurred at September 30, 2004, our stockholders’ equity, including the nominal consideration received through the exercise of the warrant by our principal stockholder, would have been $23,699 at that date.

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

See our Form 10-K for a discussion of our critical accounting policies and use of estimates. During the nine month period ended September 30, 2004, there have been no material changes to our critical accounting policies and use of estimates.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk for changes in interest rates. We have no exposure to foreign currency exchange rates or to commodity price risk. We do not hold or issue any financial instruments for trading or other speculative purposes.

Our obligations as of September 30, 2004 under our CIT Group Credit Facility and under our Hilco Term Loan bear interest at floating rates and therefore, we are impacted by changes in prevailing interest rates. However at the same date, our $14,412 related party term loan, our New Notes, Old Notes, and Junior Notes all bore fixed interest rates and therefore were not subject to the risk of interest rate fluctuations. A 10% change in market interest rates that affect our financial instruments would impact earnings during 2004 by approximately $170 before taxes and would change the fair value of our financial instruments by approximately $18,804.

ITEM 4: CONTROLS AND PROCEDURES

(a)	Our Chief Executive Officer, who is also our acting Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2004. Based on that evaluation, this officer has concluded that as of September 30, 2004, our disclosure controls and procedures were effective in timely alerting him to material information relating to us (including our consolidated subsidiaries) required to be included in our reports filed or submitted by us under the Exchange Act.

(b)	There has been no significant change in our internal controls over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 7 to the Company’s Unaudited Condensed Consolidated Financial Statements included in this filing.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5. OTHER INFORMATION

In October 2004, we named Leonard Singer to our Board of Directors.

ITEM 6. EXHIBITS AND REPORTS ON FORMS 8-K

     (a) Exhibits

31	Certification of Principal Executive and Financial Officer under Section 302 the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive and Financial Officer under Section 906 the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

During the quarter ended September 30, 2004, the Company furnished a Current Report on Form 8-K reporting under Item 2.02 the Company’s financial results for the three month period ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMCO Aviation Services, Inc.

By:	/s/ Roy T. Rimmer, Jr.
Chief Executive Officer
(Principal Executive and Financial Officer)

Dated: November 15, 2004

Exhibit Index

Exhibit
Number	Description
31	Certification of Principal Executive and Financial Officer under Section 302 the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive and Financial Officer under Section 906 the Sarbanes-Oxley Act of 2002