Form 10-K
period 2004-12-31
TIMCO AVIATION SERVICES INC
filed 2005-03-30
CIK 1012159

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
Commission File No. 1-11775

TIMCO AVIATION SERVICES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	65-0665658 (I.R.S. Employer Identification No.)
623 Radar Road Greensboro, NC (Address of principal executive offices)	27410 (Zip Code)

(336) 668-4410
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
None	N/A

Securities registered pursuant to section 12(g) of the Exchange Act:

Common Stock, par value $.001 per share

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act, Rule 12b-2). Yes ☐ No ☑

As of June 30, 2004, the aggregate market value (based on the closing sales price of the common stock as reported on the OTC Bulletin Board maintained by the NASD on such date, which was $0.37 per share) of the common stock held by non-affiliates was approximately $4.8 million. At March 30, 2005, there were 256,557,693 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits listed in Part IV of this Annual Report on Form 10-K are incorporated by reference from prior filings made by the Registrant under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended

PART I

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

These forward looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to our operations and results of operations, including, among others:

•	the financial health of the U.S. passenger and freight airline industry, and the impact of the financial health of that industry on the maintenance, repair, and overhaul (“MR&O”) industry generally and our business specifically,

•	the amount of MR&O business being outsourced by the airline industry in general and our airline customers in particular,

•	factors that affect the financial health and well-being of our airline customers, such as the September 11, 2001 terrorist attacks, the global war on terrorism, the war in Iraq and the SARS outbreak,

•	the effect of competition on our business, including the effects of competition on the pricing of the services and goods that we provide,

•	our ability to achieve gross profit margins at which we can be profitable, including margins on services that we perform on a fixed price basis and our ability to accurately project our costs in a dynamic environment,

•	our ability to generate sufficient working capital from our operations and from our available credit facilities to meet our operating requirements and service our indebtedness,

•	our maintaining good relations with our customers and vendors,

•	our ability to fully utilize our hangar space dedicated to maintenance and repair services,

•	our ability to manage our business efficiently and achieve both positive income and cash flow from our operations,

•	our ability to attract and retain the services of our executive officers and key employees,

•	our ability to attract and retain a sufficient number of mechanics to perform the maintenance, overhaul and repair services requested by our customers,

•	our ability to integrate future acquisitions, and

•	future changes in government regulations.

Should one or more of the assumptions underlying our forward looking statements impact us to a greater or lesser degree or prove to be incorrect, or should future events occur that change the landscape of our industry and our customers, the forward looking statements contained in this report or the future financial results described in this report may not ultimately come true. We are not obligated, nor do we undertake the obligation, to revise these forward looking statements to reflect future events or circumstances.

References to “TIMCO”, “we”, “us” and “our” refer to TIMCO Aviation Services, Inc. and, unless the context otherwise requires, our subsidiaries.

ITEM 1. BUSINESS

General

TIMCO Aviation Services, Inc. is among the world’s largest providers of aviation maintenance, repair and overhaul (MR&O) services for major commercial airlines, regional air carriers, aircraft leasing companies, government and military units and air cargo carriers. We primarily provide four MR&O services: Triad International Maintenance Corporation (known in the industry as TIMCO), which, with its four active locations, is one of the largest independent providers of aircraft heavy maintenance services in the world and also provides aircraft storage and line maintenance services; Brice Manufacturing and Aircraft Interior Design, which specialize in the sale of new aircraft seats and aftermarket parts and in the refurbishment of aircraft interior components; TIMCO Engineered Systems, which provides engineering services both to our MR&O operations and our customers; and TIMCO Engine Center, which refurbishes JT8D engines and performs on-wing repairs for both JT8D and CFM-56 series engines. Visit TIMCO online at www.timco.aero.

Our goal is to be the vendor of choice to our customers, providing aircraft maintenance solutions to meet our customers’ MR&O requirements. The services that we offer allow our customers to reduce their costs by outsourcing some of their MR&O functions.

At present, approximately 80% of our business is airframe heavy maintenance, and we are one of the largest providers of these services in the world. We have begun expansion into line maintenance and hope to significantly expand that business, believing it to be a service that airlines will seriously consider outsourcing in the future. We also plan on expanding our engine overhaul and repair business, including the potential establishment of a repair operation for CFM engines. There can be no assurance we can successfully expand in these areas.

We were incorporated in Delaware in 1996 under the name “Aviation Sales Company.” We changed our corporate name to “TIMCO Aviation Services, Inc.” in February 2002. Our principal operating business, TIMCO, commenced operations in 1990. Our principal executive offices are at 623 Radar Road, Greensboro, North Carolina 27410, and our telephone number is (336) 668-4410.

Recent Developments

On March 15, 2005, we closed on a tender offer to the holders of our 8% Senior Subordinated Convertible PIK Notes due 2006 (“New Senior Notes”) and our 8% Junior Subordinated Convertible PIK Notes due 2007 (“Junior Notes”). We now have 256,558 shares outstanding and Lacy Harber, our principal stockholder, holds approximately 57% of our outstanding common stock. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 13 of Notes to Consolidated Financial Statements for information about the recently completed tender offer.

Industry Overview

An industry study published by AeroStrategy in April 2004 estimated the total worldwide MR&O market at $35.7 billion, as follows:

•	Engine repair and overhaul accounts for 35% ($12.4 billion ) of the MR&O market,

•	Heavy maintenance and modifications comprise 22% ($8.0 billion) of the MR&O market,

•	Line maintenance accounts for 22% ($7.8 billion) of the MR&O market, and

•	Component repair makes up 21% ($7.5 billion) of the MR&O market.

Industry trends highlighted by this study included the following:

•	It is estimated that MR&O demand will reach $60 billion in 2013, an annual growth rate of 5.3%. Underlying this growth rate are a few primary driving factors.

▪	Air travel will grow at an average rate of 4.7% over the next decade. This growth rate will fuel the increase in the active air transport fleet from approximately 16,000 aircraft currently to approximately 23,400 aircraft in 2013.

▪	New aircraft deliveries between 1998 and 2002, which was unprecedented at more then 5,000 in aggregate, will generate their first heavy maintenance event in the next few years.

▪	More then 600 of the greater then 2,000 inactive aircraft fleet will return to service during the next 5 years.

•	Currently, the largest segment of the commercial MR&O market relates to engine repair and overhaul. Valued at $12.4 billion, currently only three engine types (CF6-80C2, CFM56-3, and PW4000-94) each generate more then $1.0 billion in overhaul services. It is projected that by 2013, six engine types (CF6-80C2, CFM56-3, CFM56-5B, CFM56-7, PW4000-94, and V2500-A5/D5) will each generate more than $1.0 billion per year in MR&O demand. Additionally, as a result of the level of aircraft deliveries during the late 1990’s, it is anticipated that the number of engine shop visits will increase from approximately 8,400 in 2003 to approximately 10,300 in 2005 (an increase of more then 20%).

•	Currently, airframe heavy maintenance market worldwide generates approximately $5.2 billion annually and represents nearly 70 million labor hours. It is anticipated that this market will grow at a rate of 5.5% annually, reaching $8.9 billion by 2013. It is also currently estimated that approximately 64% of all heavy maintenance requirements are performed in-house with approximately 36% being outsourced. Three primary drivers are anticipated to facilitate a greater level of outsourcing over the next few years. These drivers include continued cost pressures on the airlines, revised labor union agreements, and a high-quality global supplier base for outsourced maintenance.

•	Currently, the aircraft modifications segment is valued at $2.8 billion and includes passenger-to-freighter conversions, in-flight entertainment, avionics upgrades and major structural modification programs. It is anticipated that this market segment will grow at a rate of 5.5% annually and represent $4.8 billion in 2013.

•	Line maintenance is now valued at $7.8 billion and is forecasted to grow at a rate of 3.9% annually to represent nearly $11.4 billion by 2013. The scope of line maintenance continues to evolve as some airlines adopt maintenance programs with more phased checks, thus being more dependent upon line maintenance requirements. Currently, line maintenance is outsourced less than any other MR&O activity as most airlines still consider it a core element of their operations.

•	Currently, the component maintenance segment, which includes wheels & brakes, auxiliary power units, and avionics, generates approximately $7.5 billion demand. It is anticipated that this market will grow at a rate of 4.2% annually and represent approximately $11.3 billion by 2013. Most significant within this segment is the emergence of broad component support services that bundle component maintenance with airframe and engine maintenance for an entire aircraft.

We believe that the following factors will affect the future growth of the MR&O market:

•	the pace of worldwide economic growth,

•	fleet growth (net of aircraft retirements), which according to the most recent annual report by Boeing on the state of the aircraft industry is expected to range in the near term (2005-2007) between 4.8% and 7.1% and in the intermediate-term (2007-2012) between 2.7% and 3.7%,

•	the growth of airline passenger and cargo traffic (or reductions in such traffic),

•	financial pressure on airlines to improve asset utilization,

•	decisions by airlines to bring parked aircraft back into service or to convert such aircraft to freighters,

•	the impact of conversions of passenger aircraft to freighters which extends the useful life of particular aircraft,

•	the continued development and utilization by airlines of newer aviation technologies, which are more reliable but also more costly and complex to maintain,

•	industry consolidation, which may reduce competition in the long term,

•	the globalization of the MR&O market,

•	the expiration of aircraft maintenance warranties and the induction for maintenance servicing programs by newer generation aircraft,

•	changes in maintenance schedules on particular aircraft fleet types driven by decisions of OEM’s to bring new aircraft into service at prices that airlines will take and consequential decisions by the airlines to park older aircraft (which require more maintenance),

•	pressure by airline unions placed on airlines to retain MR&O services in-house instead of moving them to outsourcing,

•	fuel prices and other factors that increase airline costs, pressuring and forcing airlines to more actively consider outsourcing to reduce their costs, and

•	increased regulation on the maintenance of aircraft and, more particularly on the outsourced maintenance industry.

The MR&O market consists of captive in-house operations of airlines and freight carriers, semi-captive operations that are affiliated with an airline, independent providers of MR&O services such as TIMCO and facilities operated by original equipment manufacturers. We believe that more MR&O services will be outsourced in the future as more carriers aggressively pursue outsourcing as a means to reduce their costs. Some airlines, such as United Air Lines, have recently closed maintenance facilities and substantially increased the MR&O requirements that they outsource, and several low fare airlines including Jet Blue, Air Tran and Southwest, outsource nearly all of their MR&O requirements. We also believe that other large carriers who have not outsourced any of their maintenance in the past are considering doing so in the future.

Passenger airlines and freight carriers incur substantial direct and indirect operating costs, which are resistant to significant reduction because of labor agreements, aircraft fleet efficiency, and route structures. At the same time, airlines have encountered increasing pricing pressure during the last decade from new and established discount airlines, known as low cost carriers (LCC’s) which have inherently lower cost structures, and from general economic conditions. For many airlines, these factors have resulted in lower revenue per seat mile, without a commensurate offsetting reduction in expenses. While certain airline expenditures are beyond the direct control of airline operators, such as the price of fuel, airport security charges, and taxes, we believe that outsourcing MR&O functions can reduce an airline’s operating costs. We believe that maintenance generally represents between 10% and 15% of an airline’s costs, and that these costs are currently receiving significant attention from passenger airlines and freight carriers because they can be moderated in part through outsourcing.

Outsourcing of maintenance and repair functions by airlines allows a service provider such as TIMCO to achieve economies of scale unavailable to most airlines individually. We believe that we provide these functions on our customer’s behalf less expensively and more efficiently then our customers can provide themselves. We believe that the trend towards outsourcing by airlines of a growing portion of their MR&O requirements to large independent service providers such as TIMCO will continue in the future as these carriers look to reduce their cost per seat mile by focusing their operations on their core competency of providing airline services to their customers.

Operations

Airframe Heavy Maintenance Services

We perform maintenance, repair and modification services on aircraft at TIMCO’s repair stations in Greensboro, North Carolina, Lake City, Florida, Macon, Georgia and Goodyear, Arizona. We also have a maintenance facility in Winston-Salem, North Carolina, that we have closed until we develop customers for this facility. The services performed at each of our airframe maintenance facilities are as follows:

Facilities

•	TIMCO–Greensboro (GSO) – GSO is our largest airframe maintenance and modification facility. GSO primarily supports multi-line major customers including United Air Lines (B757, B767 and B777), Delta Air Lines (B777 modifications plus engineering and maintenance services), and Federal Express (DC-10 and B727). GSO has grown and adapted to the changing aviation environment by maintaining its market share of existing older generation aircraft product lines and by developing new capabilities to support the needs of today’s newer generation aircraft.

We have 765,000 square feet of space in GSO including four hangars, three of which are wide body hangars and one of which is a multi-bay hangar. We also have a structures center in GSO, in which we repair flight controls and other components in conjunction with repairs being handled by our heavy maintenance operations, and a composite center, where we repair and overhaul advanced composite and bonded aluminum honeycomb assemblies.

•	TIMCO-Lake City (LCQ) – LCQ has historically competed as a lower cost facility. We currently perform maintenance for various customers in LCQ, including United Air Lines (A318, A319, and A320), America West (B737 and B757), and AeroCal (DC-9). LCQ has the capacity and experience to support commercial and government contracts, and we hope to ultimately make LCQ our primary center for military MR&O services. In that regard, during 2002, we were awarded SAE AS 9100 Certification at LCQ and we became part of a FAST team (both prerequisites of government contract work).

The LCQ facility has 650,000 square feet of space including six maintenance hangars, as well as a dedicated two-bay strip and paint hangar which is capable of supporting both narrow body and select wide body aircraft. The LCQ facility also has over 1.3 million square feet of ramp space. Our facility is located at the Lake City airport. We control and maintain the taxiways, parking areas and engine run up areas located at this airport, as well as an FAA approved control tower.

•	TIMCO–Macon (MCN) – MCN has over 140,000 square feet of space in two hangers and we currently operate three service lines at this facility. MCN has been customized specifically for the America West A319/A320 and B737 heavy airframe maintenance operations. MCN has been the dedicated facility for America West since 2000 and has often been cited as a model for effective MR&O/airline “partnerships”.

•	TIMCO-Goodyear (GYR) – GYR is located near the city of Phoenix, AZ. This facility, which we opened in 2003, provides heavy airframe maintenance support for airlines such as Allegiant Air, United Air Lines, World Airways and leasing customers such as GE Capital, US Bank, CIT and Finova Capital. The desert location and arid climate makes GYR an excellent storage location for aircraft, and GYR has been recognized as a leading provider of maintenance support for short and medium term aircraft storage needs. Many of these storage aircraft are expected to be inducted into heavy maintenance at GYR, just prior to re-entering commercial service.

Our GYR operation has over 318,000 square feet of space in two hangars. We also have 1.5 million square feet of ramp and runway access storage providing space to park up to 200 aircraft.

•	TIMCO-Winston Salem – This one-hangar facility, which was formerly the home base for Piedmont Airlines and a major repair and line station for U.S. Airways, is currently closed and has been substantially subleased to an unaffiliated third party.

Types of heavy-airframe maintenance services provided

The services we offer principally consist of “C” and “D” level maintenance checks. “C” and “D” checks each involve a different degree of inspection, and the services performed at each level vary depending upon the individual aircraft operator’s FAA-approved maintenance program. “C” and “D” level checks are comprehensive checks and usually take a minimum of several weeks to complete, depending upon the scope of the work to be performed.

The “C” level check is an intermediate level service inspection that typically includes testing and servicing of the aircraft’s operational systems, external and internal cleaning and refurbishing, and servicing of the interior. Trained mechanics visually inspect the external and internal structure of the aircraft, repair defects and remove corrosion found, all in accordance with the manufacturer’s maintenance and structural repair manuals. The “D” level check includes all of the work accomplished in the “C” level check, but places a greater emphasis on the integrity of the aircraft’s structure. In the “D” level check, the aircraft is disassembled so that the entire structure can be inspected and evaluated. Once the inspection, evaluation and repairs have been completed, the aircraft is reassembled and its systems reinstalled to the detailed tolerances demanded in each system’s specifications. Depending upon the type of aircraft and the FAA-certified maintenance program being followed, intervals between “C” level checks can range from 12 to 18 months and 1,000 to 5,000 flight hours, and intervals between “D” level checks can range from four to eight years and 10,000 to 25,000 flight hours. Structural inspections performed during “C” level and “D” level checks provide personnel with detailed information about the condition of the aircraft and the need to perform additional work or repairs not provided for in the original work scope. Project coordinators and customer support personnel work closely with the aircraft’s customer service representative in evaluating the scope of any additional work required and in the preparation of a detailed cost estimate for the labor and materials required to complete the job.

Aircraft modification services

Each aircraft certified by the FAA is constructed under a “Type Certificate.” Anything which is done subsequently to modify the aircraft from its original type design requires the review and approval of the FAA. These modifications are authorized by the issuance of a Supplemental Type Certificate (STC) or an engineering order issued by the airline’s engineering department. Typical modification services performed by TIMCO include reconfiguring passenger interiors and installing passenger amenities such as telephones, in flight entertainment systems and crew rest areas. We also modify B777 to include sleeping quarters for crews on international flights and convert passenger aircraft to freighter configuration.

Engineering services

Our engineering services group, which operates as TIMCO Engineering Systems, provides aircraft modification integrated design, domestic and offshore certification, supply-chain management and installation kits to airlines, leasing companies and aerospace original equipment manufacturers. From its three facilities, TIMCO Engineering Systems also provides airline fleet engineering support directly to airlines. Specializing in interior reconfigurations, avionics retrofits and in-flight entertainment integrations, our engineering services group has been among industry leaders in development and installation of in-flight crew rest quarters, enhanced-security flight deck doors, and aircraft systems and components catering to passenger comfort and convenience.

Interiors and Seat Manufacturing Services

We have two operations, Brice Manufacturing and Aircraft Interior Design, which specialize in the refurbishment of aircraft interior components and the manufacture and sale of aftermarket parts and new aircraft seats.

BRICE Manufacturing Company (Brice), based in Pacoima, California, was acquired by TIMCO in October 2002. In addition to its ownership of FAA authority to manufacture and sell 5,000 PMA parts, Brice has developed a global customer base for new cabin seats ranging from basic coach to business class and first class seats. Customers include Lufthansa, Air New Zealand, Iberworld, LuxAir, GE Capital, AeroMexico, America West, Allegiant and Qantas. Brice is also an approved vendor for both Boeing and Airbus for new aircraft deliveries and Brice’s product offerings include the supply of palletized seats for installation on C-17 and C-130 military aircraft.

Aircraft Interior Design, Inc. (AID), based in Dallas, Texas, is a major provider of seat overhauls and refurbishment for Southwest Airlines. In addition to Southwest, AID has contracts with Spirit Airlines for cabin seat overhauls, flight attendant seats and modification/overhaul of first class seats. AID also provides crew seat overhauls for DHL/ASTAR. In 2004, we commenced adding additional capacity for the manufacturing of our Brice seats within this facility. Also, commencing in 2005, we have combined the operations of Brice and AID, which will in the future operate under the Brice name.

Engine Repair and Overhaul Services

TIMCO Engine Center (TEC), located in Oscoda, MI, has complete repair and overhaul capability for the JT8D and JT8D-200 series engines. On-wing services have been expanded to include the JT8D and JT8D-200 engines as well as the CFM-56 engine. The CFM-56 on-wing engine services are provided jointly with Snecma Engine Services. Snecma is a 50% partner of the CFM-56 engine. The CFM-56 on-wing services will expand to TIMCO’s airframe locations in the near future. TEC had significant revenue growth in 2003 and 2004, much attributed to adding JT8D-200 overhaul capabilities. Spirit Airlines is a major customer of TEC for engine overhaul and engine on-wing services.

We believe that repair of engines offers substantial growth opportunities for us. In that regard, our near term business objectives include the establishment of a repair shop to repair CFM engines.

Line Maintenance Services

Line Maintenance Services primarily consists of interior cabin maintenance performed during an overnight duration. Commencing in 2003, we began to provide interior line maintenance support for United Air Lines. We are currently providing these services to United Air Lines in six cities. We hope in the future to expand the line maintenance services that we provide for United Air Lines into other cities and to offer line maintenance services to other airlines. While this is a relatively new business for us and is only a small part of our revenue at this time, we believe that line maintenance offers a substantial growth opportunity for us.

Customer base

Our customer base consists of airlines, air cargo carriers, leasing companies, and government and military units. Our top ten customers accounted for 78.2% and 75.9% of our 2004 and 2003 revenue, respectively, and our largest customer, United Air Lines, which is currently in a Chapter 11 proceeding, accounted for 28.2% and 26.0%, respectively, of our 2004 and 2003 revenue.

Management information systems

We operate our business using three decentralized, network-based systems. Each system is fully integrated in regard to the respective business unit, but they are not currently integrated across all business units or within a consolidated enterprise platform. During 2004, we commenced an IT project to transform our customized system currently utilized in the operation of our heavy airframe maintenance and modification business. This system project will convert the current programming language code to the Java programming language code, and will convert the current database system to a PostgreSQL relational database management system. This conversion will provide us significant scalability, reliability and cost reduction for the use of this system and is the initial phase of a multi-year project to ultimately develop an integrated, cross-unit, consolidated system platform. The other two systems are used at our interior component businesses. Our multi-year project includes the anticipated conversion of these two other systems to the current system utilized within our heavy airframe maintenance operations.

Competition

The airline industry and the markets for our products and services are extremely competitive, and we face competition from a number of sources. Our competitors include airline and aircraft service companies and other companies providing maintenance, repair and overhaul services. Some of our competitors have substantially greater financial and other resources than us. We cannot assure you that competitive pressures will not materially adversely affect our business, financial condition or results of operations. In the airframe heavy maintenance, which currently constitutes approximately 80% of our business, our major competitors are B.F. Goodrich, PEMCO Aviation Group, Inc., AAR Corp. and ST Mobile Aerospace Engineering, Inc. Differentiating competitive factors include price, quality and turn time.

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

Employees

As of December 31, 2004, we employed approximately 3,700 persons. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

Risk Factors Relating to Our Business

In addition to the other information contained in or incorporated by reference into this Form 10-K, you should carefully consider the following risk factors, as well as the other information contained in this report:

We incurred losses from continuing operations in 2004 and our liquidity remains tight.

For the year ended December 31, 2004, we incurred losses from continuing operations of $667. We also had a net stockholders’ deficit as of December 31, 2004, and continued to require additional cash flow above amounts currently being provided from operations to meet our working capital requirements. Additionally, as a result of operating activities, we were not in compliance at certain times during 2002 and the first quarter ended March 31, 2003 with debt covenant requirements under our previous revolving credit and term loan facilities and our tax retention operating lease (TROL) financing arrangement. We obtained a waiver of non-compliance with all such financial covenants and cured all of these covenant violations.

Our ability to service our debt and note obligations as they come due, including maintaining compliance with the covenants and provisions under our current and future debt instruments, is and will continue to be dependent upon our future financial and operating performance. This performance, in turn, is subject to various factors, including certain factors beyond our control, such as changes in conditions affecting the airline industry and changes in the overall economy. Additionally, our customer base has been adversely impacted in the past by various factors, such as the state of the general economy, fluctuations in the price of jet fuel, declines in passenger airline travel, the war on terrorism, the war in Iraq, the outbreak of the SARS virus in Asia and competitive price reductions in airfare prices. These and other factors may adversely affect our customers in the future.

Cash flow from operations is used to service our debt and note obligations, thereby reducing funds available for other purposes. Even if we are able to meet our debt service and other obligations when due, we may not be able to comply with the covenants and other provisions under our debt and note obligations. A failure to comply, unless waived by the lenders and noteholders, would be an event of default and would permit our lenders and noteholders to accelerate the maturity of these debt and note obligations. It would also permit them to terminate their commitments to extend credit under the financing agreements. Our senior credit facilities also limit our ability to continue to borrow additional funds in the event of a material adverse change in our business, as defined. If we were unable to repay the debt to the lenders or obligations to the noteholders, or otherwise obtain a waiver, the lenders and holders could proceed against the collateral securing the financing obligations and notes, and exercise all other rights available to them. While we expect to be in a position to continue to meet our obligations in future periods, there can be no assurance we will be able to do so.

Risks associated with the aviation services industry.

The condition of the airline industry has a substantial effect on our business, since our customers consist of passenger airlines and freight carriers, aircraft leasing companies, maintenance and repair facilities that service airlines, and original equipment manufacturers. Generally, when economic factors adversely affect the airline industry, they tend to reduce the overall demand for maintenance and repair services, causing downward pressure on pricing and increasing the credit risks associated with doing business with airlines. Additionally, the price of jet fuel affects the maintenance and repair markets, since older aircraft, which consume more fuel and which currently account for a significant portion of our maintenance and repair services business, become less viable as the price of fuel increases.

The September 11, 2001 terrorist attacks against the United States of America and the resulting increase in airline insurance costs, additional government mandated passenger taxes and fees, and increased airport security costs, have had a severe impact on the aviation industry. These factors, in conjunction with an overall slowdown in the U.S. economy, a reduction in passenger levels from fiscal 2001 through fiscal 2003, and the overall instability in the Middle East (including the war on terrorism and the war in Iraq) have resulted in operating losses for U.S. airline carriers in excess of $10.3 billion for 2001, $8.6 billion for 2002, $3.6 billion for 2003, and an estimated $5.0 billion for 2004. In addition to these adverse factors, fiscal 2003 was further impacted by the outbreak of the SARS virus in Asia and fiscal 2004 was impacted by significantly increased fuel costs due to the high price of oil. As a result of these factors, many commercial passenger airlines and air cargo carriers reported significant reductions in their capacity and have taken out of service upwards of 20% of their aircraft. This reduction in capacity has lessened the aircraft maintenance required by such airlines (and thereby the amount of maintenance being outsourced to companies like TIMCO). These factors have also caused several carriers to file for bankruptcy protection under Chapter 11 of the United States Bankruptcy Court. The most notable for us has been the filing for protection from creditors under Chapter 11 by United Air Lines on December 9, 2002 (United has been our largest customer during the last three fiscal years). As of the date of this report, United Air Lines has not emerged from protection under the Bankruptcy Court. In addition to those that have already filed, other carriers have publicly discussed the potential of seeking protection from creditors through a voluntary bankruptcy filing. As related to us, current exposures to carriers that are at risk of filing for protection are being continuously evaluated and monitored, though we have in the past, and may in the future, experience losses relating to these credit exposures. Additionally, the Company is positioning itself for potential favorable implications of these Chapter 11 filings and resurgence of the airlines as it is anticipated that additional maintenance outsourcing opportunities could result as these airlines look for cost reduction solutions.

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

Our ten largest customers accounted for approximately 78% and 76% of our total revenues for 2004 and 2003, respectively. Of these ten customers, three represented approximately 28%, 14%, and 12% of our total revenues, respectively, for the year ended December 31, 2004. No other customer represented more than 10% of our consolidated revenues for 2004. Our largest customer, United Air Lines, is currently in reorganization under Chapter 11 of the United States Bankruptcy Code. While the relative significance of customers varies from period to period, the loss of, or significant curtailments in purchases of our services by, one or more of our significant customers at any time has in the past and may in the future adversely affect our revenue and cash flow.

We have incurred losses in the past and we may incur losses in the future. If we incur losses in the future, our ability to obtain sufficient working capital for our operations and our ability to service our indebtedness may be impaired.

We incurred losses from continuing operations of $667, $4,304, and $24,006 (excluding a gain from debt extinguishment), respectively, during the 2004, 2003, and 2002 fiscal years. If we incur losses in the future, we will likely limit our ability to obtain sufficient working capital for our operations and our ability to execute our business strategy. In addition, our ability to service our indebtedness may be harmed because we may not generate sufficient cash flow from operations to pay principal or interest when due.

A large portion of our operating expenses are relatively fixed and cancellations, reductions or delays in orders by a customer or group of customers has in the past and could in the future have a material adverse effect on our business, financial condition or results of operations.

We are highly leveraged.

We are highly leveraged. This could have important consequences to us, including:

•	our vulnerability to adverse general economic and industry conditions;

•	our ability to obtain additional financing for future working capital expenditures, general corporate or other purposes, particularly where our current lenders have a lien on all of our assets; and

•	the requirement that we obtain the consent from our lenders if we wish to borrow additional amounts.

We depend on financing transactions.

We are primarily dependent on cash flow from operations and borrowings to meet our working capital requirements.

•	During 2002, we relied on proceeds from sales of business operations, borrowings under our senior revolving credit facility, our note exchange and rights offering, and our income tax refund to reduce our senior debt and to fund our working capital requirements.

•	During 2003, we relied on borrowings under our senior revolving credit facility and proceeds from our related party term loan to fund our working capital requirements.

•	During 2004, we continued to rely on borrowings under our senior revolving credit facility, proceeds from our refinanced senior secured term loan and proceeds from the sale of our office and warehouse facility located in Miramar, FL.

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

Our continued success depends significantly upon the services of our executive officers and upon our ability to attract and retain qualified personnel in all of our operations. While we have employment agreements with all of our executive officers and certain of our key employees, most of our employees are employed on an at-will basis. The loss of one or more of our executive officers and of a significant number of our other employees without capable replacements could materially adversely affect our business, financial condition or results of operations.

Our airframe heavy maintenance business (which constitutes approximately 80% of our current business) requires qualified mechanics and other personnel to provide services requested by our customers, and our ability to meet customer requirements depends on our ability to attract and retain the mechanics and other qualified personnel necessary to provide services at the physical locations of our operations. In that regard, we utilize outside contractors to provide personnel when we cannot otherwise hire required personnel. While we have been able to obtain sufficient mechanics and other required personnel to date, there can be no assurance we will be able to obtain all personnel required in the future. This may constrain our ability to grow our operations from their current levels.

Control is vested in our principal stockholder.

Lacy Harber, our principal stockholder, currently owns approximately 57% of our outstanding common stock. Mr. Harber is able to control the vote on all matters submitted to the vote of our stockholders and therefore, able to direct our management and policies, including, but not limited to, the election of our entire board of directors.

In addition, under such circumstances, we will not, without Mr. Harber’s approval, be able to consummate transactions involving an actual or potential change in our control, including transactions in which the holders of our common stock might otherwise receive a premium for their shares over then current market prices.

Our existing stockholders have experienced substantial dilution as a result of our completed tender offer and they will experience additional dilution upon maturity of the remaining untendered New Senior Notes and Junior Notes and upon the full exercise of the LJH Warrant.

On March 8, 2005, we completed our tender offer. As a result of our tender offer, we now have 256,558 shares of our common stock outstanding. Further, upon the maturity of our remaining New Senior Notes and Junior Notes at the end of 2006 and the beginning of 2007, respectively, we will issue additional shares of our common stock, and at such time, we will have 464,707 shares of our common stock outstanding. Finally, we have outstanding common stock purchase warrants to purchase 10,156 shares of our common stock at an exercise price of $5.16 per share and under our 2003 Stock Incentive Plan we may grant options or warrants to purchase up to 5,800 shares of our common stock to our officers, directors and employees. See Notes 4, 5, 10 and 13 of Notes to Consolidated Financial Statements for particulars regarding all of these matters.

If our common stock is deemed a “penny stock,” its liquidity will be adversely affected.

The price of our common stock fell below $1.00 per share in September 2001. If the market price for our common stock remains below $1.00 per share (as it has since the fourth quarter of 2002), our common stock will continue to be deemed to be a penny stock. So long as our common stock is considered a penny stock, it will be subject to rules that impose additional sales practices on broker-dealers who sell our securities. For example, broker-dealers must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Also, a disclosure schedule must be prepared before any transaction involving a penny stock, and disclosure is required about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Monthly statements are also required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Because of these additional obligations, some brokers may not effect transactions in penny stocks. This could have an adverse effect on the liquidity of our common stock.

Our common stock is thinly traded. Our stock price may fluctuate more than the stock market as a whole.

As a result of the thin trading market for our common stock, its market price may fluctuate significantly more than the stock market as a whole or the stock prices of similar companies. Of the 256,558 shares of our common stock currently outstanding, approximately 57% are held by Lacy Harber, our principal stockholder. Without a larger float, our common stock will be less liquid than the stock of companies with broader public ownership, and, as a result, the trading prices for our common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger. In addition, sales of a substantial amount of common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of our common stock. Possible or actual sale of any of these shares, particularly by Mr. Harber, may decrease the market price of our common stock. In that regard, Mr. Harber has advised us that he may sell up to 1,200 shares over the next year in connection with certain personal tax planning.

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

We have outstanding common stock purchase warrants to purchase approximately 10,156 shares of our common stock at an exercise price of $5.16 per share until February 28, 2007. While we presently have no intent to take any of these actions, we may, in our sole discretion, and in accordance with the terms of the warrant agreements with the warrant agents, reduce the exercise price of the common stock purchase warrants and/or extend the time within which the warrants may be exercised, depending on such things as the current market conditions, the price of the common stock and our need for additional capital. Further, in the event that we issue certain securities or make certain distributions to the holders of our common stock, the exercise price of the warrants may be reduced. Any such price reductions (assuming exercise of the warrants) will provide less money for us, higher incremental expense and possibly adversely affect the market price of our securities.

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

ITEM 2. PROPERTIES.

Our executive offices are located in Greensboro, North Carolina at the headquarters of our TIMCO airframe maintenance operations. Our ownership interests and leasehold interests in all of our facilities are pledged to our senior lenders as collateral for amounts borrowed. See Note 4 to our Consolidated Financial Statements. The following table identifies, as of December 31, 2004, our principal properties:

		SQUARE	OWNED OR
FACILITY DESCRIPTION	LOCATION	FOOTAGE	LEASED
Office and Aircraft Maintenance	Greensboro, NC	765,000	Leased (1)
Office and Aircraft Maintenance	Lake City, FL	650,000	Leased
Office and Engine Maintenance	Oscoda, MI	396,000	Leased
Office and Aircraft Maintenance	Phoenix, AZ	370,000	Leased (2)
Office and Aircraft Maintenance	Winston-Salem, NC	115,000	Leased (3)
Office and Aircraft Maintenance	Macon, GA	140,000	Leased
Office and Maintenance	Pacoima, CA	70,000	Leased
Office and Maintenance	Opa Locka, FL	55,000	Leased (4)
Office and Maintenance	Dallas, TX	80,000	Leased (5)
Office	Atlanta, GA	2,300	Leased

(1)	Our corporate headquarters is located at this facility.

(2)	This facility is subleased to us until April 2006 by our principal stockholder.

(3)	This facility has been closed until we develop customers for this facility. A portion of this facility has been subleased to an unaffiliated third party.

(4)	This facility is leased from a former director and executive officer and subleased to an unaffiliated third party.

(5)	This facility is subleased to us until October 2012 by our principal stockholder.

ITEM 3. LEGAL PROCEEDINGS.

Lawsuits and investigations

In 2002, we settled, without admitting liability or wrongdoing, a securities class action lawsuit arising from allegations regarding our reported financial results during periods prior to 2000. In 2002, we also settled a lawsuit relating to the closing of our Oscoda, Michigan airframe heavy maintenance facility. See Note 6 of Notes to Consolidated Financial Statements for the particulars of these matters.

In the first quarter of 2000, the SEC initiated an inquiry into our accounting for certain transactions occurring prior to 2000. The Company cooperated fully with the SEC and at this time believes that this matter has been concluded.

We are also involved in various other lawsuits and other contingencies arising out of operations in the normal course of business. In the opinion of management, the ultimate resolution of these claims and lawsuits will not have a material adverse effect upon our business, financial position or results of operations.

Environmental Issues

We are taking remedial action pursuant to Environmental Protection Agency and Florida Department of Environmental Protection (“FDEP”) regulations at TIMCO-Lake City. Ongoing testing is being performed and new information is being gathered to continually assess the impact upon us and the magnitude of required remediation efforts. Based upon the most recent cost estimates provided by environmental consultants, the total remaining testing, remediation and compliance costs for this facility are approximately $800. We have secured an insurance policy that, in the future, will partially mitigate our environmental exposures for this facility and that will also provide the financial assurance required by the FDEP.

Testing and evaluation for all known sites on TIMCO-Lake City’s property is completed and we have commenced a remediation program. We are currently monitoring the remediation, which will extend into the future. Based on current testing, technology, environmental law and clean-up experience to date, we believe that we have established an accrual adequate for the estimated costs associated with our current remediation strategies.

Additionally, there are other areas adjacent to TIMCO-Lake City’s facility that could also require remediation. We do not believe that we are responsible for these areas; however, it may be asserted that TIMCO and other parties are jointly and severally liable and are responsible for the remediation of these properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our stockholders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Trading Market for our Common Stock

The following information relates to the trading of our common stock, par value $.001 per share. At December 31, 2004, we believe that there were approximately 4,000 beneficial holders of our common stock. The high and low last sales prices of our common stock for each quarter during our two most recent fiscal years as well as for the first quarter to date of 2005, as reported by the OTC Bulletin Board, are set forth below:

	HIGH	LOW
2003
First Quarter	$0.93	$0.30
Second Quarter	$0.48	$0.19
Third Quarter	$0.51	$0.31
Fourth Quarter	$0.82	$0.33

2004
First Quarter	$0.87	$0.60
Second Quarter	$0.80	$0.36
Third Quarter	$0.50	$0.30
Fourth Quarter	$0.50	$0.16

2005
First Quarter (through March 29, 2005)	$0.29	$0.12

No Cash Dividends

We have never declared any cash dividends on our common stock, and we do not expect to pay cash dividends in the future. Future profits, if any, will be retained by us for use in the operation of our business. There are also restrictions in our credit agreements limiting our ability to pay cash dividends. See Note 4 of Notes to Consolidated Financial Statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

ITEM 6. SELECTED FINANCIAL DATA

The following table represents our selected consolidated financial information. The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and notes thereto and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which contains a description of the factors that materially affect the comparability, from period to period, of the information presented herein. Operating results from continuing operations reflect the results of operations from our MR&O and leasing operations, including Caribe Aviation (sold in May 2001) and Aerocell Structures (sold in July 2002). Discontinued operations includes the results of operations of our redistribution operations, new parts distribution operation and our manufacturing operations, all of which were sold in 2000, and the results of operations of our office and warehouse facility located in Miramar, Florida, which was sold in March 2004.

	Year Ended December 31,
	2000	2001	2002		2003	2004
STATEMENT OF OPERATIONS DATA:

Operating revenues	$338,977	$264,140	$181,973		$242,514	$323,488
Cost of sales	353,331	259,647	179,705		226,331	294,199

Gross (loss) profit	(15,254)	4,493	2,268		16,183	29,289
Operating expenses	69,972	56,457	15,574		14,761	22,636

(Loss) income from operations	(85,226)	(51,964)	(13,306)		1,422	6,653
Interest expense and other	21,229	70,264	(12,779	) (1)	6,712	7,320

(Loss) before income taxes and discontinued operations	(106,455)	(122,228)	(527)		(5,290)	(667)
Income tax expense (benefit)	4,810	621	(3,800	) (2)	(986)	—

(Loss) income from continuing operations before discontinued operations	(111,265)	(122,849)	3,273		(4,304)	(667)

Discontinued operations:
Operations, net of income taxes	(28,040)	(9,000)	3,749		4,043	1,580

Loss on disposal, net of income tax	(72,325)	(9,386)	—		—	—

Net (loss) income	$(211,630)	$(141,235)	$7,022		$(261)	$913

Basic Earnings (Loss) Per Share:
(Loss) income from continuing operations	$(74.10)	$(81.82)	$0.13		$(0.14)	$(0.02)
(Loss) income from discontinued operations	(66.84)	(12.24)	0.14		0.13	0.05

Net (loss) income	$(140.94)	$(94.06)	$0.27		$(0.01)	$0.03

Diluted Earnings (Loss) Per Share:
(Loss) income from continuing operations	$(74.10)	$(81.82)	$0.01		$(0.14)	$(0.02)
(Loss) income from discontinued operations	(66.84)	(12.24)	0.02		0.13	0.05

Net (loss) income	$(140.94)	$(94.06)	$0.03		$(0.01)	$0.03

(1)	Includes a $27,279 extraordinary gain relating to debt extinguishment. See Note 9 of Notes to Consolidated Financial Statements.

(2)	Represents a tax benefit from the carryback of net operating losses. See Note 7 of Notes to Consolidated Financial Statements.

	As of December, 31
	2000	2001	2002	2003	2004

BALANCE SHEET DATA:
Accounts receivable	$67,558	$26,936	$17,762	$36,950	$49,721
Inventories	53,115	41,544	21,631	25,724	22,244
Working capital (deficiency)	24,673	(62,747)	(10,177)	1,060	13,895
Total assets	300,611	179,285	131,026	152,891	137,368
Total debt and capitalized lease obligations	220,861	227,851	175,474	194,263	180,694
Stockholders’ equity (deficit)	6,892	(131,367)	(96,762)	(95,765)	(94,852)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

In January 2005, we announced an offering and consent solicitation relating to our 8% Senior Subordinated Convertible PIK Notes due December 31, 2006 (“New Senior Notes”) and our 8% Junior Subordinated Convertible PIK Notes due January 2, 2007 (“Junior Notes”). We offered the holders of the New Senior Notes and Junior Notes the right to receive a 15% premium payable in shares of our common stock if the holders agreed to an early conversion of their New Senior Notes and Junior Notes into common stock during a special conversion period. We completed the offer on March 8, 2005 and accepted tenders from the holders of 47.0% of our outstanding New Senior Notes and 75.2% of our outstanding Junior Notes. At the closing of the offer on March 15, 2005, we issued 224,917 shares of our authorized but unissued common stock, including shares issued to LJH Ltd. upon the partial exercise of the LJH Warrant. See Note 13 of Notes to Consolidated Financial Statements and “Liquidity and Capital Resources-Offering and Consent Solicitation” for a complete description of this offering and consent solicitation.

For the year ended December 31, 2004, we incurred losses from continuing operations of $667. We also had a net stockholders’ deficit as of December 31, 2004, and continued to require additional cash flow above amounts currently being provided from operations to meet our working capital requirements. Additionally, as a result of operating activities, we were not in compliance at certain times during 2002 and during the first quarter ended March 31, 2003 with debt covenant requirements under our previous revolving credit and term loan facilities and our TROL financing arrangement. We, however, obtained a waiver of non-compliance with all such financial covenants and thereby cured these covenant violations.

Our ability to service our debt and note obligations, as they come due, including maintaining compliance with the covenants and provisions under our debt instruments, is and will be dependent upon our future financial and operating performance. This performance, in turn, is subject to various factors, including certain factors beyond our control, such as changes in conditions affecting the airline industry and changes in the overall economy. Additionally, our customer base has been adversely impacted in the past by various factors, such as the state of the general economy, fluctuations in the price of jet fuel, the war on terrorism, the war in Iraq, the outbreak of the SARS virus in Asia, and competitive price reductions in airfare prices. These and other factors may adversely affect our customers in the future.

Cash flow from operations is used to service our debt and note obligations, thereby reducing funds available for other purposes. Even if we are able to meet our debt service and other obligations when due, we may not be able to comply with the covenants and other provisions under our debt and note obligations. A failure to comply, unless waived by the lenders and noteholders, would be an event of default and would permit the lenders and noteholders to accelerate the maturity of these debts and note obligations. It would also permit them to terminate their commitments to extend credit under their financing agreements. If we were unable to repay the debt to the lenders or obligations to the noteholders, or otherwise obtain a waiver, the lenders and holders could proceed against the collateral securing the financing obligations and notes, and exercise all other rights available to them. While we expect to be in a position to continue to meet our obligations in future periods, there can be no assurance we will be able to do so.

Results of Operations

Operating revenues consist primarily of service revenues and sales of materials consumed while providing services, net of allowances for any reworks, discounts, or returns. Cost of sales consists primarily of labor, materials, overhead, and freight charges.

Our operating results have fluctuated in the past and may fluctuate significantly in the future. Many factors affect our operating results, including the factors described in “Forward Looking Statements” above and the following factors:

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

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

The following tables set forth certain information relating to our operations for the periods indicated:

	Year Ended December 31,
	2004		2003
	$	%	$	%
Operating revenues:
Sales	$323,488	100.0%	$242,425	100.0%
Other	—	—%	89	0.0%

Total operating revenues	323,488	100.0%	242,514	100.0%
Cost of sales	294,199	90.9%	226,331	93.3%

Gross profit	29,289	9.1%	16,183	6.7%
Operating expenses	22,636	7.0%	14,761	6.1%

Income from operations	6,653	2.1%	1,422	0.6%
Interest expense	8,402	2.6%	7,773	3.2%
Other income	(1,082)	0.3%	(1,061)	0.4%

Loss before income taxes and discontinued operations	(667)	(0.2%)	(5,290)	(2.2%)
Income tax benefit	—	—%	(986)	0.4%

Loss from continuing operations before discontinued operations	(667)	(0.2%)	(4,304)	(1.8%)

Discontinued operations, net of income taxes	1,580	0.5%	4,043	1.7%

Net income (loss)	$913	0.3%	$(261)	(0.1%)

Operating revenue for the year ended December 31, 2004 increased $80,974 or 33.4% to $323,488, from $242,514 for the same period in 2003. Operating revenue in 2004 included $38,062 from our Goodyear, Arizona facility, which became operational in April 2003, compared to revenue from this facility of $21,335 in 2003.

The increase in revenues for the year ended December 31, 2004 compared to the revenues for the year ended December 31, 2003 can primarily be attributed to additional revenue in our airframe heavy maintenance operations (described below), in our engine center operation due to an expanded customer base and the addition of JT8D-200 overhaul capabilities, in our Goodyear, Arizona facility (as discussed above), in our engineering service group due to several significant interior modification programs, and in our Brice seat manufacturing and overhaul operation, which has benefited from the cross sales of our other service offerings and from an expanded customer base, including its first major U.S. carrier for its aircraft seats.

Adverse market conditions during the first half of fiscal 2003 resulted in delays of maintenance service work by several of our significant customers and adversely impacted our 2003 results of operations. Many of these delayed maintenance programs, however, were inducted for service during the second half of 2003 and have continued through all of fiscal 2004. In addition, during 2004 we have expanded our customer base and, in some instances, increased our share of outsourced maintenance from our existing customers. The impact on revenue for the 2004 fiscal year was an increase in revenue for our airframe MR&O facilities, including Goodyear, over the 2003 fiscal year of approximately $61,200 or 31.9%. This increase in revenues from the operation of our airframe MR&O facilities, coupled with the increased revenue for our engineering services group ($12,300 year-over-year increase), for our engine center operation ($2,800 year-over-year increase) and our Brice operation ($4,800 year-over-year increase), accounted for the significant increase in revenue for the 2004 fiscal year over the 2003 fiscal year.

While significantly improved over 2003, our revenue and gross profit for 2004 continued to be unfavorably impacted by general economic conditions affecting the airline industry, including increased jet fuel prices, and by increased competition in the MR&O markets in which we operate. For most of fiscal 2004, these unfavorable impacts caused increased price competition and continued downward pricing pressures from airline customers. These factors forced us during fiscal years 2004 and 2003 to reduce our pricing and take fixed priced work at lower rates, which adversely impacted revenues and gross margins. Additionally, instability in the Middle East, the war on terrorism, and the war in Iraq have unfavorably impacted airline passenger levels during fiscal 2004, which has equated to further delays of maintenance service by some of our customers. Finally, changes in customer maintenance schedules have impacted us in the past and are likely to impact us in the future.

Gross profit increased to $29,289 for the year ended December 31, 2004 compared with a gross profit of $16,183 for the year ended December 31, 2003. Gross profit as a percentage of revenue increased to 9.1% for fiscal 2004, compared to 6.7% for fiscal 2003. The increased gross profit for the 2004 fiscal year over the same period for 2003 was spurred by the receipt of long-term repetitive customer maintenance programs (referred to in the industry as “nose-to-tail lines”), where greater efficiencies can be achieved, and by higher revenues which allowed us to better leverage the fixed portion of our cost of sales.

Since we did not have significant nose-to-tail lines during most of 2003, we were forced to take a higher proportion of single-visit customers which resulted in a deterioration of gross margins due to lower productivity. In addition to the increase in nose-to-tail maintenance programs in 2004, an overall increase in sales levels, particularly for our engineering services group, our engine center operation and our Brice operation, resulted in an improved gross margin. Partially offsetting the improved gross margin results for the 2004 fiscal year were inventory obsolescence charges that we recorded in fiscal 2004, as discussed below. Fiscal 2004 results were also adversely impacted by ramp-up/learning curve issues relating to services for a major new customer. In addition to the lower productivity impact on gross margins during 2003 as described above, gross margins were adversely impacted during the 2003 fiscal year due to increased training costs associated with new customer programs and aircraft types, as well as, ramp up costs, particularly at our Goodyear facility. Partially offsetting the 2003 margin deterioration was a $463 benefit recognized when we settled disputes relating to one of our leased facilities.

Gross profit levels are affected by volume in that many of the costs of operating our facilities are relatively fixed and therefore revenues above a certain level have a more than proportional impact on gross margins. Further, gross margins during any particular period are dependent upon the number and type of aircraft serviced, the contract terms under which services are performed and the efficiencies that can be obtained in the performance of such services. Significant changes in any one of these factors could have a material impact on the amount and percentage of gross profits in any particular period and from period to period. Additionally, gross profit could be impacted in the future by considerations as to the value of our inventory. During 2004, we continued to evaluate market and industry exposures in connection with the establishment of appropriate inventory valuation levels. Based on our valuation methodology, we recorded an additional inventory charge of $1,936 for the year ended December 31, 2004 and $265 for the year ended December 31, 2003. While we believe that we have appropriately valued our inventory at the lower of cost or market value, additional allowances may be required in the future, depending on the market for aircraft parts during any particular period and the fleet types of the parts in our inventory compared to the types of aircraft for which we are performing maintenance procedures

Operating expenses for the year ended December 31, 2004 were $22,636 compared to $14,761 for the year ended December 31, 2003. Operating expenses as a percentage of revenues were 7.0% and 6.1% for the 2004 and 2003 fiscal years, respectively.

Operating expenses were favorably impacted throughout 2003 as a result of eliminating several exposures and the recovery of a significant bad debt. During 2003, as a result of revised environmental estimates from our environmental consultants for our Lake City facility, we were able to reverse $400 of our environmental accrual. Also, during 2003, we resolved a long standing customer dispute and collected $925 of accounts receivable that was previously fully reserved. As well, during the twelve month period ended December 31, 2003, we terminated a lease agreement with a third party for an abandoned facility in Burnsville, Minnesota. As a result of this lease termination, we eliminated a $300 accrual previously established for our operating lease commitment. Additionally, we eliminated a $264 environmental accrual that had been established for property sold in a prior year, as it was determined in 2003 that we no longer had any environmental exposures for this property. Also, during 2003, we entered into an operating agreement with a third party vendor. As a result of this agreement and modifications made to an accounts receivable balance due from this vendor within the operating agreement, we eliminated the need for a reserve of $300 against this receivable balance. In addition, during 2003 we were able to extend a sublease agreement with a third party for a facility that we currently lease in Opa Locka, Florida. As a result of this sublease extension, we eliminated a $300 accrual previously established for the shortfall in the operating lease commitment and the amount of the original sublease income. Finally, as a result of a revised estimate of retrospective premiums for workers’ compensation insurance, we reduced our accrual for workers’ compensation by $400 during 2003. These reductions in exposures are reflected as an offset to operating expenses of $2,889 for the year ended December 31, 2003. Had all of these offsets to operating expenses not occurred, the 2003 fiscal year operating expenses as a percentage of revenues would have been 7.3%.

The combination of these offsets to operating expenses during 2003, coupled with increased expenses required to support increased revenues for the year ended December 31, 2004 compared to the year ended December 31, 2003, resulted in the significant increase in operating expenses reflected above.

As a result of these factors, income from operations was $6,653 for the year ended December 31, 2004, compared to income from operations of $1,422 for the year ended December 31, 2003.

Interest expense (excluding amortization of deferred financing fees) for the year ended December 31, 2004 increased by $2,179 or 44.4% to $7,085, from $4,906 for the year ended December 31, 2003. The increase over 2003 is primarily attributable to non-cash interest expense on our related party term loan (which was substantially funded in July 2003 and interest was paid-in-kind), the cash interest and non-cash interest expense on our restructured $14,412 related party term loan (established April 8, 2004), the additional cash interest and non-cash interest expense on our newly established $8,000 Hilco Term Loan (established April 8, 2004) and by increased borrowing levels, year-over-year, under our revolving credit facility. For the year ended December 31, 2004, our non-cash PIK interest expense increased $1,110 as compared to the same period of 2003, while our cash interest expense in 2004 increased $1,069 over 2003.

Amortization of deferred financing costs was $1,317 in 2004 as compared to $2,867 for 2003. The decrease from 2003 is primarily attributable to deferred financing fees related to our July 2002 financing being fully amortized at the end of January 2004 (the original maturity date for our Amended Credit Facility and BofA Term Loan) with minimal additional financing fees incurred related to the extension of the Amended Credit Facility through July 2004 (see Note 4 to Notes of Consolidated Financial Statements for particulars of this short-term extension). Partially offsetting this reduction is amortization of deferred financing fees incurred in conjunction with our newly established CIT Group Credit Facility and Hilco Term Loan (both completed in April 2004) and deferred financing fees incurred in conjunction with the warrant that was extended to our majority stockholder in conjunction with obtaining a portion of our related party term loan. In addition, during the second quarter of 2004 we wrote-off $145 of deferred financing fees that related to the above-described short-term extension of our amended credit facility.

Other income – net was $1,082 and $1,061 for 2004 and 2003, respectively. Other income – net for 2004 included a gain on the settlement relating to our warrant repurchase obligation ($209, see Note 6 of the Notes to the Consolidated Financial Statements) and a gain relating to a job creation incentive program established with the State of Florida ($284). Other income – net for 2003 was primarily comprised of a gain on the settlement of outstanding issues related to the July 2002 sale of our Aerocell Structure operations ($570). See Note 3 of the Notes to the Consolidated Financial Statements.

As a result of the above factors, our loss from continuing operations before income taxes and discontinued operations for the year ended December 31, 2004 was $667 compared to our loss from continuing operations before income taxes and discontinued operations of $5,290 for the year ended December 31, 2003.

During 2003, we recognized a $789 income tax benefit as a result of the Internal Revenue Service (“IRS”) completing audits of our 1996, 1997, 1998 and 1999 federal income tax returns. Based on the findings in the IRS agent’s report, we eliminated a $1,000 accrual for tax exposure matters and established an income tax receivable for $177. This benefit was partially offset by a $388 provision for state income taxes. Additionally, during 2003, we recognized a tax benefit of $197 for the receipt of miscellaneous federal and state carryback refunds. The aggregate income tax benefit of these events was $986.

As of December 31, 2004, we had net operating loss carryforwards of $52,246, $1,806 relating to pre-restructuring activities and $50,440 relating to post-restructuring activities. After the carryback of net operating losses to prior years and the completion of the note exchange and rights offering (see Note 9 to Notes to Consolidated Financial Statements), the amount of pre-restructuring net operating loss carryforwards available for use after February 28, 2002 was limited to $1,806, which may be utilized at a rate of approximately $90 per year, plus net operating losses generated from March 1, 2002 through December 31, 2002 and those net operating losses generated in fiscal years 2003 and 2004. As of December 31, 2004, we have established a valuation allowance for the full balance of these net operating loss carryforwards due to the uncertainty that we will be able to utilize these net operating loss carryforwards in future periods. See Note 7 of Notes to Consolidated Financial Statements.

For the reasons set forth above, our loss from continuing operations for the year ended December 31, 2004 was $667, or $0.02 per basic share and diluted share, compared to a loss of $4,304, or $0.14 per basic share and diluted share, for the year ended December 31, 2003.

Income from discontinued operations for the year ended December 31, 2004 was $1,580, or $0.05 per basic share and diluted share, compared to income of $4,043, or $0.13 per basic share and diluted share, for the year ended December 31, 2003. Income from discontinued operations for 2004 is comprised of a gain on the disposition of our office and warehouse facility located in Miramar, Florida ($825), net rental income and expenses associated with this office and warehouse facility received prior to its disposition ($75), and collections on receivables retained from the sale of our redistribution operations that had been fully reserved and the sale of residual inventory that remains after the sale of our redistribution operation and new parts bearings operation. Income from discontinued operations for 2003 includes net rental income and expenses associated with our Miramar facility ($336), collections on receivables retained from the sale of our redistribution operations that had been fully reserved and the sale of residual inventory that remains after the sale of our redistribution operation and new parts bearings operation. Additionally, income from discontinued operations for 2003 includes $2,770 resulting from the elimination and settlement of contingency exposures and obligations relating to our redistribution operations and new parts bearing operations, based on a current evaluation of those exposures.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

The following tables set forth certain information relating to our operations for the periods indicated:

	Year Ended December 31,
	2003		2002
	$	%	$	%
Operating revenues:
Sales	$242,425	100.0%	$181,760	99.9%
Other	89	0.0%	213	0.1%

Total operating revenues	242,514	100.0%	181,973	100.0%
Cost of sales	226,331	93.3%	179,705	98.8%

Gross profit	16,183	6.7%	2,268	1.2%
Operating expenses	14,761	6.1%	15,574	8.6%

Income (loss) from operations	1,422	0.6%	(13,306)	(7.3%)
Interest expense	7,773	3.2%	11,939	6.6%
Charge for settlement of class action litigation	—	—	4,410	2.4%
Gain resulting from debt extinguishment	—	—	(27,279)	15.0%
Other income	(1,061)	0.4%	(1,849)	1.0%

Loss before income taxes and discontinued operations	(5,290)	(2.2%)	(527)	(0.3%)
Income tax benefit	(986)	0.4%	(3,800)	2.1%

(Loss) income from continuing operations before discontinued operations	(4,304)	(1.8%)	3,273	1.8%

Discontinued operations, net of income taxes	4,043	1.7%	3,749	2.1%

Net (loss) income	$(261)	(0.1%)	$7,022	3.9%

Operating revenue for the year ended December 31, 2003 increased $60,541 or 33.3% to $242,514, from $181,973 for the same period in 2002. Operating revenue for 2002 included $3,892 in revenues from the operation of Aerocell, which was sold in July 2002. Operating revenue for 2003, however, included $34,543 in combined revenues from the operations of two facilities (Brice Manufacturing acquired in October 2002 and the Goodyear, Arizona facility which began operations in April 2003) that were not in operation during most of 2002. Without the revenue from these facilities, comparative 2002 revenues would have been $178,081 and comparative 2003 revenues would have been $207,971.

The increase in revenues for the year ended December 31, 2003 compared to the revenues for the year ended December 31, 2002 can primarily be attributed to additional revenues in our aircraft heavy maintenance operations (described below), in our engine center operation due to a strategic relationship that was entered into during the second quarter of 2003 with one of our vendors (see Note 6 of Notes to Consolidated Financial Statements), in our Goodyear, Arizona facility (which serviced its first aircraft in May 2003), and in our Brice operation, which was acquired in October 2002, somewhat offset by the loss of sales volume from our Aerocell operation, which was sold in July 2002.

Revenues for 2003 were favorably impacted by a significant influx of airframe heavy maintenance work to our MR&O operations. Adverse market conditions, which resulted in severe financial problems for several of our customers (including our largest customer for fiscal years 2003 and 2002), resulted in delays of maintenance service work by several of our significant customers and adversely impacted our results of operations, particularly for the second half of 2002 and for the first six months of 2003. Many of these delayed maintenance programs, however, were inducted for service during the third quarter of 2003. The impact on revenues for the second half of 2003 was an increase in revenues for our airframe MR&O facilities, including Goodyear, over the prior year final six month period of 2002 of approximately $50,025. This increase within our airframe MR&O facilities, coupled with the increased revenues for our engine center operation, resulted in a $56,190 improvement in revenues in the second half of 2003 over the prior year final six month period of 2002.

While significantly improved over revenues for the year ended December 31, 2002, our revenues for the year ended December 31, 2003 continued to be unfavorably impacted by numerous general economic conditions, several of which continued to impact us into 2004. These include a reduction in market opportunities due to unfavorable financial conditions, which have caused many of our customers to delay maintenance or park older aircraft maintained by us due to fluctuations in fuel prices and reduced passenger levels. Our revenue also continued to be adversely impacted during 2003 by increased price competition and downward pricing pressures from airline customers. These factors forced us during 2002 and 2003 to reduce pricing and take fixed priced work at lower rates, which adversely impacted revenues and gross margins. Additionally, instability in the Middle East, the war on terrorism, the war in Iraq, and the outbreak of the SARS virus in Asia, unfavorably impacted airline passenger levels during 2003, which equated to further delays of maintenance service by some of our customers. Finally, future changes in customer maintenance schedules, similar to those described above, have impacted us in the past and are likely to impact us in the future.

Gross profit increased to $16,183 for the year ended December 31, 2003 compared with a gross profit of $2,268 for the year ended December 31, 2002. The improvement of the gross margin results for the year ended December 31, 2003 compared to the year ended December 31, 2002 was spurred by the receipt of long-term repetitive customer maintenance programs (referred to in the industry as “nose-to-tail lines”, where greater efficiencies are generally achieved), particularly during the later half of 2003. The first six months of 2002 were also favorably impacted by a higher proportion of nose-to-tail lines. However, during the last half of 2002 and the first six months of 2003, because we did not have significant nose-to-tail lines during these periods, we were forced to take a higher proportion of single-visit customers (which result in a deterioration of gross margin results do to lower productivity). At the end of the second quarter and throughout the final six months of 2003, however, the increase in nose-to-tail maintenance programs resulted in a significant improvement to gross margins for the year ended December 31, 2003. The gross margin results for this increased work was adversely impacted, in part, by training costs associated with bringing on these programs and general ramp up costs, particularly at our Goodyear facility. In addition to these maintenance programs, an overall increase in sales levels, particularly for our engine center operation, resulted in an improved gross margin. Also, during the third quarter of 2003 we settled various disputes relating to one of our leased facilities. As part of this settlement, we were partially alleviated from paying disputed utility charges. These charges, which were fully accrued, resulted in a benefit of $463. This benefit is reflected as a reduction to cost of sales for the year ended December 31, 2003. Finally, as noted below, 2002 was unfavorably impacted by an increase in inventory write-downs of $8,334. Gross profit as a percentage of revenues increased to 6.7% for the year ended December 31, 2003, from 1.2% for the year ended December 31, 2002.

Gross profit levels are impacted by the fact that many of the costs of operating our facilities are relatively fixed and therefore revenues above a break-even level have a more than proportional favorable impact on gross margins. Further, gross margins during any particular period are dependent upon the number and type of aircraft serviced, the contract terms under which services are performed and the efficiencies that can be obtained in the performance of such services. Significant changes in any one of these factors could have a material impact on the amount and percentage of gross profits. Additionally, gross profit could be impacted in the future by considerations as to the value of our inventory. While we believe that we have appropriately valued our inventory at the lower of cost or market value, additional allowances may be required in the future, depending on the market for aircraft parts and the fleet types of the parts in our inventory compared to the types of aircraft for which we are performing maintenance procedures. Due to the then current market conditions for our aircraft parts, during 2002, we increased the valuation allowances for our inventory by $8,334. During 2003, we continued to evaluate all market and industry exposures in connection with our adjustments to inventory valuations. Based on these current evaluations, we recorded an inventory charge of $265 for the year ended December 31, 2003.

Operating expenses decreased $813 or 5.2% to $14,761 for the year ended December 31, 2003, compared with $15,574 for the year ended December 31, 2002. Operating expenses as a percentage of revenues were 6.1% for the year ended December 31, 2003 compared to 8.6% for the year ended December 31, 2002. For the most part, reductions in operating expenses achieved through the sale of Aerocell in July 2002 and from economies of scale due to increased revenues were offset by operating expenses recognized in the operation of Brice Manufacturing Company, that was acquired in October 2002, and expenses incurred in the start-up and conducting of operations at the Goodyear facility.

In addition to the fluctuations in operating expenses that were the result of changes, year-over-year, in our operating units, we recognized several offsets to operating expenses in 2003. As a result of revised environmental estimates from our environmental consultants, for our Lake City facility, we were able to reverse $400 of our environmental accrual. Also, during 2003, we resolved a long standing customer dispute and collected $925 of accounts receivable that was previously fully reserved. As well, during the twelve month period ended December 31, 2003, we terminated a lease agreement with a third party for an abandoned facility in Burnsville, Minnesota. As a result of this lease termination, we eliminated a $300 accrual previously established for our operating lease commitment. Additionally, we eliminated a $264 environmental accrual that had been established for property sold in a prior year, as it was determined in 2003 that we no longer had any environmental exposures for this property. Also, during 2003, we entered into an operating agreement with a third party vendor. As a result of this agreement and modifications made to an accounts receivable balance due from this vendor within the operating agreement, we eliminated the need for a reserve of $300 against this receivable balance. In addition, during 2003 we were able to extend a sublease agreement with a third party for a facility that we currently lease in Opa Locka, Florida. As a result of this sublease extension, we eliminated a $300 accrual previously established for the shortfall in the operating lease commitment and the amount of the original sublease income. Finally, as a result of a revised estimate of retrospective premiums for workers’ compensation insurance, we reduced our accrual for workers’ compensation by $400 during 2003. All of these offsets are reflected as reductions in operating expenses for the year ended December 31, 2003.

Operating expenses for the year ended December 31, 2002, however, were unfavorably impacted by a $1,150 settlement charge with former Oscoda, Michigan employees. This settlement was the result of a suit against us for alleged violations of the Worker Adjustment and Retraining Notification Act (see Note 6 to Notes to Consolidated Financial Statements and Item 3. “Legal Proceedings”). Additionally, during the twelve month period ended December 31, 2002, we recorded accounts receivable valuation allowances of approximately $1,300 for customers with identified credit exposures, including our largest customer.

As a result of these factors, income from operations was $1,422 for the year ended December 31, 2003, compared to a loss from operations of $13,306 for the year ended December 31, 2002.

Interest expense (excluding amortization of deferred financing fees) for the year ended December 31, 2003 decreased by $1,506 or 23.5% to $4,906, from $6,412 for the year ended December 31, 2002. The decrease for 2003 as compared to 2002 is primarily attributable to completion of the Note Exchange and Rights Offering which eliminated interest expense on $149,000 of notes since the end of February 2002 (see Note 9 of the Notes to the Consolidated Financial Statements for an explanation as to why interest is not recorded on the New Senior Notes), on average a lower outstanding debt balance as a result of selling Aerocell and using a substantial portion of the proceeds to reduce our debt, completion of our previous senior debt restructuring and slightly lower interest rates from period to period. This reduction was partially offset by non-cash interest expense (since the note is a PIK instrument) of $764 on our $8,250 related party loan with our majority stockholder (which was substantially funded by July 3, 2003) and by the accretion of our Junior Notes to their redemption value. This accretion, which approximated $450 for 2003 as compared to $113 for 2002, is a non-cash item (since the note is a PIK instrument), and is included as a component of interest expense within the accompanying consolidated results of operations.

Amortization of deferred financing costs was $2,867 for the twelve months ended December 31, 2003 compared to $5,527 for the twelve months ended December 31, 2002. The decrease for 2003 as compared to 2002 is primarily attributable to the completion of amortization of deferred financing costs associated with our previous senior credit facility, which was refinanced in July 2002. Additionally, deferred financing fees related to the July 2002 credit facility were significantly less then those of the previous credit facility. Amortization of deferred financing fees incurred in conjunction with our May 14, 2003 amendment to our July 2002 credit facility and TROL financing arrangement, in addition to deferred financing fees incurred in conjunction with the warrant that was extended to our majority stockholder in conjunction with securing our related party term loan, partially offset the reduced fees from our senior debt refinancing. The warrant valuation, as determined by an independent business valuation specialist through a fair market value assessment of the Company, was recorded at $1,258 as of May 14, 2003 and was being amortized over the initial three year period of the term loan. As a result of the related party term loan refinancing (see Note 4 of Notes to Consolidated Financial Statements), effective April 8, 2004 we have reset the amortization period for the unamortized deferred financing balance and will amortize this amount over the term of the newly established related party term loan (January 31, 2008).

During 2002, we recorded a charge related to an agreement to settle a then-outstanding class action securities lawsuit. The ultimate charge recognized in 2002 related to this settlement, adjusted for gains that resulted through revaluations of the securities to be issued in this settlement up through the effective date of September 20, 2002, totaled $4,410. See Note 6 of Notes to Consolidated Financial Statements.

During 2002, we recognized a $27,279 extraordinary gain relating to the note exchange. See Note 9 of Notes to Consolidated Financial Statements. On January 1, 2003, we adopted SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. As a result of adoption of SFAS No. 145, we have reclassified the $27,279 gain on debt extinguishment to be included within continuing operations.

Other income – net was $1,061 for the twelve month period ended December 31, 2003 compared with $1,849 for the same period in 2002. Other income – net for 2003 was primarily comprised of a gain on the settlement of outstanding purchase price adjustments and other obligations and funds held in escrow related to the sale of Aerocell (approximately $570). See Note 3 of the Notes to the Consolidated

Financial Statements. Other income – net for 2002 was primarily comprised of a portion of the gain on the global settlement with Kellstrom (approximately $700) and the gain on sale of the Aerocell operations (approximately $300).

As a result of the above factors, our loss before income taxes and discontinued operations for the year ended December 31, 2003 was $5,290, compared to our loss before income taxes and discontinued operations of $527 for the year ended December 31, 2002. Without the $27,279 gain on debt extinguishment relating to the note exchange (which as a result of adopting SFAS No. 145 we have reclassified to be included within continuing operations), the comparative 2002 loss before income taxes and discontinued operations would have been $27,806 (we believe that comparison of our twelve month loss before income taxes and discontinued operations of 2003 to the comparable period of 2002 loss before income taxes and discontinued operations without the effect of the above-described gain on extinguishment of debt provides a useful measure for investors to compare our period-to-period results of operations).

During 2003, we recognized a net $789 income tax benefit as a result of the Internal Revenue Service (“IRS”) completing audits of our 1996, 1997, 1998 and 1999 federal income tax returns. Based on the findings in the IRS agent’s report, we eliminated a $1,000 accrual for tax exposure matters and established an income tax receivable for $177. This benefit was partially offset by a $388 provision for state income taxes. Additionally, during 2003, we recognized an income tax benefit of $197 for the receipt of miscellaneous federal and state carryback refunds. The aggregate income tax benefit of these events was $986.

We recorded a $3,800 tax benefit during 2002 as a result of the passage of legislation which permits businesses to carry net operating losses back to offset taxable income from the previous five years (compared to two years under prior law). Prior to the passage of this legislation, these net operating losses were fully reserved due to the uncertainty that we would generate taxable income in the near future sufficient to benefit from these net operating losses.

For the reasons set forth above, loss from continuing operations for the twelve months ended December 31, 2003 was $4,304, or $0.14 per basic share and diluted share, compared to income of $3,273, or $0.13 per basic share and $0.01 per diluted share, for the twelve months ended December 31, 2002.

Income from discontinued operations for the year ended December 31, 2003 was $4,043, or $0.13 per basic share and per diluted share, compared to income of $3,749, or $0.14 per basic share and $0.02 per diluted share for the year ended December 31, 2002. Income from discontinued operations for 2003 includes approximately $2,770 resulting from the elimination and settlement of contingency exposures and obligations relating to our redistribution operations and new parts bearings operations, based on a current evaluation of those exposures, a gain on the sale of our Covington facility of approximately $410, and net rental income and expenses associated with our Miramar facility ($336). Income from discontinued operations for 2002 includes net rental income and expenses associated with our Miramar facility ($419), a portion ($900) of the gain on the gain of the Kellstrom settlement and the lease of equipment to Kellstrom for a portion of the year ($540). Additionally, income from discontinued operations for 2003 and 2002 contains collections on receivables retained from the sale of our redistribution operations that had been fully reserved and the sale of residual inventory that remains from the sale of our redistribution operation and new parts bearings operation.

Market Outlook for Fiscal 2005

The following discussion of our future operating results that are not historical statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied in these forward-looking statements. Please refer to page 1 and pages 8 to 13 of this Form 10-K, as well as to the other disclosures contained herein, for further discussion on forward-looking statements and the risks and other factors that could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by these forward-looking statements.

During 2004, consistent with our performance over the last few years, approximately 80% of our revenue was derived from our airframe heavy maintenance operations, and we expect the revenue from this business will continue to dominate our revenue throughout fiscal 2005. The historical gross margin for this business has been between 5% and 10%, depending on such factors as the volume of business (the higher the volume the higher the gross profit because of leverage associated with fixed costs contained within costs of sales), how much of the business is nose-to-tail lines (as compared to single visit customers) and the status from period to period of learning curve and ramp up issues associated with any particular customer and/or aircraft fleet type. Additionally, competitive pressures resulting from the willingness of competitors to bid work at prices below which we can achieve appropriate levels of profitability to make sense for us and the fact that some airlines (including airlines reported to be in financial trouble) at times appear to be reticent to send maintenance to third party maintenance providers (despite the clear financial benefits to them resulting from outsourcing their airframe maintenance), have affected our revenue and gross margins. However, we continue to see more and more maintenance being outsourced and believe that this trend will continue to accelerate in the future. Also, we operate four airframe maintenance facilities and each facility has its own cost structure, aircraft capabilities and financial profile. We believe that having these four facilities gives us a competitive advantage, in that we can match facilities with the needs of our airline customers and have the capacity to absorb our customer’s MR&O requirements as they outsource more and more of their MR&O requirements to independent maintenance providers.

During 2004, we achieved the higher end of our gross profit range from our MR&O operations as our volume grew considerably and we better leveraged the fixed costs within our costs of sales across a larger revenue base. We believe that the outsourcing trend, which allows airlines to reduce their operating costs through outsourcing their non-core functions (like maintenance) to independent providers like TIMCO, is accelerating as airlines grapple with a fourth consecutive year of significant losses. TIMCO has a significant infrastructure available to handle the MR&O requirements of airlines that want to take advantage of these costs savings, and we believe we are well positioned to capture a significant portion of that opportunity.

We expect our volume of airframe heavy maintenance to continue to grow during fiscal 2005 and we are projecting sales increases for the fiscal year of between 8% and 12% from our core airframe maintenance operations. We expect that our gross margins will improve versus our historical rate as we will be able to better leverage our cost of sales with these improved projected sales levels.

We are also focusing more of our attention on expanding our other MR&O related businesses that offer the opportunity for higher gross margins. This includes our interiors business (primarily our Brice seat manufacturing operation), our engineering business, our engine business and our line maintenance business. While these ancillary businesses are still a smaller portion of our overall operation, we hope to expand our existing operations and add complementary services and products (such as servicing new engine types like the CFM engine) to our mix of product offerings. We believe these expanded offerings will complement our airframe heavy maintenance operations and will be attractive to our existing and target customers. While we have reached no agreements to acquire additional businesses, we believe that opportunities will exist in the future to make such acquisitions. Any such acquisitions will require new capital, and such capital has not been sourced to date. While there can be no assurance, we believe that capital (either debt or equity) will be available to us for strategic acquisitions that expand our product offerings along these lines.

We also intend to expand our line maintenance operations. At present, we provide line maintenance services for our largest customer. We hope to expand this business to provide these services for other customers from our existing facilities and from other airport locations that may be established in the future. As part of this expansion effort, we may consider seeking acquisitions of businesses providing line maintenance services at particular airports.

We expect that our operating costs, which have grown considerably over the last few years as we rebuilt our business, will stabilize or go down in absolute dollars in fiscal 2005. However, we anticipate that operating costs as a percentage of revenues will be lower in fiscal 2005 than in fiscal 2004 as we better leverage our fixed operating costs over a larger revenue base. We also expect that interest expense will increase in fiscal 2005 as we increase borrowings for additional working capital to support the growth of our business.

Further, our collections on assets from discontinued operations are winding down and we do not expect that income from discontinued operations will be significant in 2005.

Based on the above, we currently believe that our fiscal 2005 revenue will be between $345,000 and $350,000 and that our fiscal 2005 net income will be between $2,000 and $2,500.

Liquidity and capital resources

Liquidity

Below is a table setting forth our contractual payment obligations and other commercial commitments as of December 31, 2004, which have been aggregated in order to facilitate an understanding of our liquidity:

Contractual		Less than	Payments due by period
Obligations	Total	One Year	1-3 years		4-5 years	After 5 years
Revolving Credit Facility	$11,692	$11,692	$—		$—	$—

Long-Term Debt	164,082	1,164	132,259	(a)	30,659	—

Capital Leases	4,920	1,327	582		397	2,614

Operating Leases	38,183	4,558	8,043		6,095	19,487

Total contractual cash obligations	$218,877	$18,741	$140,884		$37,151	$22,101

Other
Commercial		Less than	Payments due by period
Commitments	Total	One Year	1-3 years	4-5 years	After 5 years
Letters of Credit	11,064	11,064	—	—	—

Total Other Commercial Commitments	$11,064	$11,064	$—	$—	$—

(a)	Included within this amount is $115,800 of our New Senior Notes and $3,514 of our Junior Notes. If not redeemed or repurchased by us prior to the maturity dates of these obligations, these notes automatically convert to 270,276 shares and 9,320 shares, respectively, of our authorized but unissued common stock. See Note 13 to Notes to Consolidated Financial Statements for discussion regarding our offering and consent solicitation relating to both the New Senior Notes and Junior Notes.

We are also committed under employment agreements with all of our executive officers and several of our key employees.

We believe that we will meet our working capital requirements during 2005 from funds available under our revolving credit facility with the CIT Group and from our operations. We may also sell individual assets or our equity securities, or borrow additional funds, to the extent required and available. While we expect that required financing will be available to meet our working capital requirements, there can be no assurance of this fact.

Source and Use of Cash

Net cash used in our continuing operating activities during 2004 was $5,233, compared to net cash used in continuing operating activities during 2003 of $14,521. Cash earnings from continuing operations in 2004 of $9,764 were used to partially fund working capital increases. In particular, increases in accounts receivable of $12,396, and decreases in accounts payable and customer deposits of $3,445 and $3,332, respectively, partially offset by a decrease in inventory and an increase in accrued expenses of $1,554 and $2,802, respectively. The increase in accounts receivable provided additional borrowing base for our revolving credit facility which, as noted below, partially funded this use of cash.

Cash provided by investing activities during 2004 was $22,168, compared to cash used in investing activities during 2003 of $2,304. The cash provided by investing activities for 2004 included cash proceeds of $24,861 from the sale of our Miramar facility, offset by $2,693 for the purchase of fixed assets. Cash used in financing activities for the year ended December 31, 2004 was $19,234, compared to cash provided by financing activities for the year ended December 31, 2003 of $17,345. Cash was used in financing activities during 2004 to pay our previous Amended Credit Facility and current CIT Group Revolving Credit Facility of $3,013, our previous senior term loans of $8,500, our current CIT Group Term Loan of $291, bank and refinancing fees of 2,990, and capital lease obligations of $25,002, including $23,824 under our TROL financing arrangement. These payments for financing activities were partially offset by proceeds from our CIT Group Term Loan and Hilco Term loan of $14,440 and by proceeds from our related party term loan of $6,162. Cash of $989 was provided by our discontinued operations for the year ended December 31, 2004, compared to $744 of cash provided by our discontinued operations in 2003.

Senior Credit Facilities

Our senior credit facilities consists of a $35,000 senior secured revolving line of credit (the “CIT Group Revolving Line of Credit”) and a $6,400 senior secured term loan (the “CIT Group Term Loan”, and collectively with the CIT Group Revolving Line of Credit, the “CIT Group Credit Facility”) that we obtained in April 2004 from the CIT Group. We used the proceeds from the CIT Group Credit Facility to repay all amounts outstanding under our previously outstanding revolving credit facility, to repay the warrant repurchase obligation due to our previous lender (as described below and in Note 6 to Notes to Consolidated Financial Statements) and for working capital.

The CIT Group Revolving Line of Credit is due December 31, 2007 and bears interest, at our option, at (a) Prime plus an advance rate ranging from 0.00% to 0.75% with the advance rate contingent on our leverage ratio, or (b) LIBOR plus an advance rate ranging from 2.50% to 4.00% with the advance rate contingent on our leverage ratio. The CIT Group Term Loan is due in quarterly installments of $291, commencing on October 1, 2004, with the final quarterly installment due on December 31, 2007. The CIT Group Term Loan bears interest at the prevailing rate of the CIT Group Revolving Line of Credit plus one percent. Also, the CIT Group Credit Facility contains certain financial covenants regarding our financial performance and certain other covenants, including limitations on the incurrence of additional debt, and provides for the termination of the CIT Group Credit Facility and repayment of all debt in the event of a change in control, as defined. In addition, an event of default under the Hilco Term Loan (described below) will also result in a default under the CIT Group Credit Facility. Borrowings under the CIT Group Credit Facility are secured by a lien on substantially all of our assets. Borrowings under the CIT Group Revolving Line of Credit are based on a borrowing base formula that takes into account the value of our receivables and inventory. Further, the amount we can borrow under the CIT Group Revolving Line of Credit is affected by various availability reserves that are established by the lenders under the financing agreement and our borrowings under the CIT Group Revolving Line of Credit are capped based on the ratio of our debt to EBITDA and by the maximum amount of the CIT Group Revolving Line of Credit. Finally, the agreement relating to the CIT Group Revolving Line of Credit requires that at the time of each additional borrowing, we must make various representations and warranties to our lenders regarding our business (including several reaffirming that there have been no changes in the status of specific aspects of our business that could reasonably be expected to have a material adverse effect upon the business operations, assets, financial condition or collateral of us and our subsidiaries taken as a whole), and be in compliance with various affirmative and negative covenants, all as more particularly set forth in the agreement. At March 28, 2005, the outstanding aggregate borrowed on the CIT Group Revolving Line of Credit was $5,046, the outstanding CIT Term Loan was $5,818, outstanding letters of credit under the CIT Group Revolving Line of Credit was $12,064 and $12,220 was available for additional borrowing under the CIT Group Revolving Line of Credit.

We also have an $8,000 term loan with Hilco Capital LP (the “Hilco Term Loan”). We used the proceeds from the Hilco Term Loan to repay amounts outstanding under our previously outstanding credit facilities. The Hilco Term Loan matures on December 31, 2007 and bears cash interest at Prime plus an advance rate ranging from 3.00% and 6.00% with the advance rate contingent upon our meeting (from time to time), a ratio of our secured debt to EBITDA. The Hilco Term Loan bears PIK interest ranging from 2.00% to 5.00% with the prevailing rate also being contingent upon a ratio of our level of secured debt to EBITDA. At no time during the term of the Hilco Term Loan, however, will the combined cash and PIK interest rate be less then 9.00% nor greater then 18.00% per annum. Also, the Hilco Term Loan contains certain financial covenants regarding our financial performance and certain other covenants, including limitations on the incurrence of additional debt, and provides for the termination of the Hilco Term Loan and repayment of all debt in the event of a change in control, as defined. In addition, an event of default under the CIT Group Credit Facility (described above) will also result in a default under the Hilco Term Loan. Borrowings under the Hilco Term Loan are secured by a lien on substantially all of our assets.

Related Party Term Loan

On April 8, 2004, we refinanced (effective March 31, 2004) all of our previously outstanding debt (principal plus accrual and unpaid interest) due to our principal stockholder with a new $14,412 term loan due on January 31, 2008 (the “LJH Term Loan”). The LJH Term Loan combines the $5,000 loan from our principal stockholder which replaced the BofA term loan, the $6,050 related party term loan made in May 2003, the $1,300 loan relating to the Brice acquisition, the $900 obligation related to the AMS inventory purchase, and PIK interest previously accrued on these obligations. The LJH Term Loan bears interest at 18% per annum, 6% of which is payable in cash and the balance of which will be PIK. The LJH Term Loan is pari-passu with the New Senior Notes, but is secured. The LJH Term Loan also contains cross acceleration provisions if our obligations to the CIT Group and Hilco are accelerated.

Previous Credit Facilities

The CIT Group Credit Facility, the Hilco Term Loan and the LJH Term Loan replaced a revolving credit and term loan facility from a group of lenders led by Citicorp USA Inc. and UPS Capital Corporation, a $5,000 term loan from our principal stockholder that in January 2004, replaced a $5,000 term loan previously obtained from Bank of America (which the Bank of America term loan had been credit supported by several individuals, including our principal stockholder), and several previous loans made to us by our principal stockholder. See Note 4 of Notes to Consolidated Financial Statements for information regarding these prior financing arrangements.

Senior Subordinated Notes

New Senior Notes

In February 2002, we have issued $100,000 face value in aggregate principal amount of our 8.0% senior subordinated convertible PIK notes (“New Senior Notes”). Our New Senior Notes, which mature on December 31, 2006, bear interest at the rate of 8.0% per annum from the date of issuance, and are payable at our option either in cash or paid-in-kind through the issuance of additional New Senior Notes, semiannually on June 30 and December 31 of each year. We expect to elect to pay interest in-kind. If we do not pay interest in cash as of an interest payment date, we will automatically be deemed to have paid such interest in-kind and additional New Senior Notes in the amount of such interest payment will automatically be deemed to be outstanding from such date forward.

The New Senior Notes are general unsecured obligations, subordinated in right of payment to all current and future senior debt. The New Senior Notes are fully and unconditionally guaranteed, on a senior subordinated basis, by substantially all of our existing subsidiaries and each subsidiary that we organize in the future, unless such subsidiary is designated as an unrestricted subsidiary (the “Subsidiary Guarantors”). Subsidiary guarantees are joint and several, full and unconditional, general unsecured obligations of the Subsidiary Guarantors. Additionally, there are no significant restrictions that would preclude the parent company from obtaining funds, either through loan or dividend, from each Subsidiary Guarantor. Subsidiary guarantees are subordinated in right of payment to all existing and future senior debt of Subsidiary Guarantors, including the CIT Group Credit Facility and the Hilco Term Loan, and are also effectively subordinated to all secured obligations of Subsidiary Guarantors to the extent of the assets securing such obligations, including the CIT Group Credit Facility, the Hilco Term Loan and the LJH Term Loan.

The indenture for the New Senior Notes (i) permits us to incur indebtedness equal to the greater of $95,000 or an unlimited amount to the extent that we satisfy a fixed charge coverage ratio of 2.25 to 1.00, (ii) requires us, upon a change of control or certain asset sales, to repurchase the New Senior Notes at a price equal to the redemption price which we would be obligated to pay if we redeemed the New Senior Notes on the date of the change of control or asset sale; and (iii) does not contain a provision requiring acceleration of any premium due upon acceleration of the New Senior Notes upon an event of default by reason of any willful action (or inaction) taken (or not taken) by us with the intention of avoiding the prohibition on the redemption of New Senior Notes.

The New Senior Notes are redeemable for cash at our option at the following percentages of par plus accrued interest on the par value through the date of redemption: 2005 — 75.625% and 2006 — 77.5%. The New Senior Notes also provide that the holders will receive an aggregate of 3,003 shares of common stock if the New Senior Notes are redeemed in 2005 or 2006.

If the New Senior Notes have not already been redeemed or repurchased, the New Senior Notes, including those New Senior Notes previously issued as paid-in-kind interest and all accrued but unpaid interest, will automatically convert on December 31, 2006 into an aggregate of 270,276 shares of our common stock. Holders of New Senior Notes will not receive any cash payment representing principal or accrued and unpaid interest upon conversion; instead, holders will receive a fixed number of shares of common stock and a cash payment to account for any fractional shares.

See below and Note 13 of Notes to Consolidated Financial Statements for information about the recently completed tender offer to the holders of the New Senior Notes.

Old Senior Notes

In 1998, we sold $165,000 of our 8 1/8% senior subordinated notes due 2008 (“Old Senior Notes”) at a price of 99.395%. As a result of the Note Exchange, $16,247 in aggregate principal amount of the Old Senior Notes remain outstanding. Interest on the Old Senior Notes is payable on February 15 and August 15 of each year. The Old Senior Notes are general unsecured obligations, subordinated in right of payment to all existing and future senior debt, including indebtedness outstanding under the CIT Group Credit Facility and the Hilco Term Loan, and under senior credit facilities which may replace these facilities in the future, and to the LJH Term Loan and the New Senior Notes. In addition, the Old Senior Notes are effectively subordinated to all secured obligations to the extent of the assets securing such obligations, including the CIT Group Credit Facility, the Hilco Term Loan and the LJH Term Loan. As a result of the note exchange that we completed in 2002 (see Note 9 of Notes to Consolidated Financial Statements), substantially all of the covenant protection contained in the indenture relating to the Old Senior Notes was extinguished.

The Old Senior Notes are fully and unconditionally guaranteed, on a senior subordinated basis, by substantially all of our existing subsidiaries and each subsidiary that we organize in the future, unless such subsidiary is designated as an unrestricted subsidiary (the “Subsidiary Guarantors”). Subsidiary guarantees are joint and several, full and unconditional, general unsecured obligations of the Subsidiary Guarantors. Additionally, there are no significant restrictions that would preclude the parent company from obtaining funds, either through loan or dividend, from each Subsidiary Guarantor. Subsidiary guarantees are subordinated in right of payment to all existing and future senior debt of Subsidiary Guarantors, including the CIT Group Credit Facility, the Hilco Term Loan, the LJH Term Loan and the New Senior Notes, and are also effectively subordinated to all secured obligations of Subsidiary Guarantors to the extent of the assets securing such obligations, including the CIT Group Credit Facility, the Hilco Term Loan and the LJH Term Loan.

Junior Subordinated Notes

We have issued $4,000 face value in aggregate principal amount of our 8.0% junior subordinated convertible PIK notes (“Junior Notes”) due 2007. Interest on our Junior Notes is payable at our option either in cash or paid-in-kind through the issuance of additional notes semiannually on June 30 and December 31 of each year. If we do not pay interest in cash as of an interest payment date, we will automatically be deemed to have paid such interest in-kind and additional Junior Notes in the amount of such interest payment will automatically be deemed to be outstanding from such date forward. The Junior Notes are general unsecured obligations and are subordinated in right of payment to all current and future senior debt, including the CIT Group Credit Facility, the Hilco Term Loan, the LJH Term Loan, the New Senior Notes and the Old Senior Notes.

The Junior Notes are redeemable for cash at the Company’s option at the following percentages of par plus accrued interest on the par value through the date of redemption: 2005 — 75.625% and 2006 — 77.5%. The Junior Notes also provide that the holders will receive an aggregate of 104 shares of common stock if the Junior Notes are redeemed in 2005 or 2006.

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

See below and Note 13 of Notes to Consolidated Financial Statements for information about the recently completed tender offer to the holders of the Junior Notes.

TROL Financing

On March 31, 2004, we sold our office and warehouse facility located in Miramar, Florida for a gross purchase price of $26,000. We used a portion of the proceeds from the sale to repay the outstanding principal balance of our TROL financing arrangement. See Note 4 of Notes to Consolidated Financial Statements for a complete description of the TROL financing arrangements. The balance of the funds from this sale, net of transaction expenses, were used to repay amounts outstanding under our previous term loan facility.

Offering and Consent Solicitation

In January 2005, we announced an offering and consent solicitation relating to our 8% Senior Subordinated Convertible PIK Notes due December 31, 2006 (“New Senior Notes”) and our 8% Junior Subordinated Convertible PIK Notes due January 2, 2007 (“Junior Notes”). Under the terms of the New Senior Notes and the Junior Notes (collectively, the “Notes”), the Notes will convert at their maturity into a fixed number of shares of the Company’s authorized but unissued common stock unless, prior to their maturity, the Notes are redeemed in accordance with their terms for cash and additional shares of common stock.

In the offer, we offered holders of the New Senior Notes and the Junior Notes the right to receive a 15% premium payable in shares of our common stock if the holders agreed to an early conversion of their Notes into common stock during a special conversion period, which was originally set to expire on March 1, 2005, but was extended until and expired on March 8, 2005. We also solicited consents from the holders of our New Senior Notes and Junior Notes. If the holders tendered their Notes, they were automatically consenting to proposed amendments to the indentures governing the New Senior Notes and Junior Notes. The amendments sought to remove all material covenants contained in the indentures, including the covenant restricting the amount of senior debt that we may incur and the covenant requiring us to redeem the Notes upon a change of control. To become effective, the amendments required the consent of the holders of more than a majority of each of the outstanding New Senior Notes and the outstanding Junior Notes (excluding from this computation the New Senior Notes and Junior Notes held by our principal stockholder).

As of the expiration of the offer, we had received tenders and related consents from holders of 47.0% in aggregate principal amount of our outstanding New Senior Notes and tenders and related consents from holders of 75.2% in aggregate principal amount of our outstanding Junior Notes. Based on the level of premium shares that have been issued (see information below), for the first quarter ended March 31, 2005, we anticipate recording an inducement charge of approximately $200.

At the closing of the offer on March 15, 2005, we issued 145,916 shares of our authorized but unissued common stock to the holders of the New Senior Notes who tendered in the offer (including 19,032 premium shares), 8,058 shares of our authorized but unissued common stock to the holders of the Junior Notes who tendered in the offer (including 1,051 premium shares), and 70,942 shares to LJH Ltd. (an entity controlled by our principal stockholder) in connection with its partial exercise of the LJH Warrant. After the closing of the offer, we have 256,558 shares outstanding and our principal stockholder holds approximately 57% of the outstanding common stock.

In accordance with the terms of the offer, all Notes that were properly tendered were accepted for early conversion. We received consents representing a majority in aggregate principal amount of the outstanding Junior Notes in the consent solicitation, and accordingly, the proposed amendments to the indentures governing the Junior Notes have become effective. Since we did not receive consents representing a majority in aggregate principal amount of the outstanding New Senior Notes in the consent solicitation, the indentures governing the New Senior Notes were not amended.

After consummation of the offer, $61,437 of New Senior Notes and $872 of Junior Notes remain outstanding. All such notes will convert at their maturity into an aggregate of 145,705 shares of our authorized but unissued common stock. Further, upon the conversion of the remaining New Senior Notes and Junior Notes into shares of common stock at their maturity, LJH Ltd. will receive an additional 62,445 shares of common stock upon the final exercise of the LJH Warrant. At such time, we will have 464,707 shares of common stock outstanding and LJH Ltd. will own approximately 45% of the outstanding common stock.

We believe that the remaining New Senior Notes and Junior Notes will convert into common stock at their maturity, since we do not expect to be in a position to redeem the Notes in accordance with their terms. Further, we do not expect that a “change of control”, as defined in the indenture relating to the New Senior Notes, will occur at anytime prior to the maturity of the Notes. As such and although generally accepted accounting principles require the remaining Notes to be treated as a debt instrument, we believe that the remaining Notes should be considered a common stock equivalent.

The following table sets forth (1) our actual capitalization as of December 31, 2004; (2) our pro forma capitalization as of December 31, 2004 taking into account the conversion of the tendered Notes and the partial exercise of the LJH Warrant at the closing of the offer, and (3) our pro forma capitalization as of December 31, 2004 as if the remaining untendered Notes had automatically converted into common stock at their maturity and the remaining portion of the LJH Warrant had been exercised in full at that date:

			Adjustments			Adjustments
			For Tender			Upon
			Offer		Pro Forma	Maturity		Pro Forma
	Actual		Unaudited		Unaudited	Unaudited		Unaudited
Revolving loan	$11,692		$—		$11,692	$—		$11,692
Notes payable to financial institutions	14,109		—		14,109	—		14,109
Capital lease obligation	4,920		—		4,920	—		4,920
Related party term loan	14,412		—		14,412	—		14,412
Old senior subordinated notes due 2008	16,247		—		16,247	—		16,247
New senior subordinated convertible PIK notes due 2006	115,800	(A)	(54,363	) (B)	61,437	(61,437	) (E)	—
Junior subordinated convertible PIK notes due 2007	3,514	(A)	(2,642	) (B)	872	(872	) (E)	—

Total debt	$180,694		$(57,005)		$123,689	$(62,309)		$61,380

Stockholders’ equity (deficit):

Preferred stock, $0.01 par value, 1,000,000 shares authorized, none outstanding, 15,000 shares designated series A junior participating	$—		$—		$—	$—		$—
Common Stock, $0.001 par value, 500,000,000 shares authorized, 31,640,994 shares issued and outstanding on December 31, 2004	32		225	(C)	257	208	(F)	465
Additional paid in capital	182,088		56,851	(C)	238,939	62,163	(F)	301,102
Accumulated deficit	(276,972)		(200	) (D)	(277,172)	—		(277,172)

Total stockholders’ (deficit) equity	$(94,852)		$56,876		$(37,976)	$62,371		$24,395

Total capitalization	$85,842		$(129)		$85,713	$62		$85,775

(A)	See Notes 4 and 9 for information regarding the accounting treatment of these Notes and related carrying amounts.

(B)	Represents the conversion of approximately 47% of the outstanding New Senior Notes and approximately 75% of the outstanding Junior Notes into shares of common stock in conjunction with our completed tender offer.

(C)	In conjunction with the completed tender offer reflects: (i) the issuance of 126,884 shares of common stock to the holders of the New Senior Notes; (ii) the issuance of 7,007 share of common stock to the holders of the Junior Notes; (iii) the issuance of 20,084 of shares of common stock to the holders of the New Senior Notes and Junior Notes as a conversion premium; and (iv) the issuance of 70,942 shares to our principal stockholder on the partial exercise of the LJH Warrant. After the closing of the tender offer, we had 256,558 shares outstanding.

(D)	Represents an inducement charge relating to the issuance of 20,084 shares as a conversion premium.

(E)	Represents the conversion of approximately 53% of the outstanding New Senior Notes and approximately 25% of the outstanding Junior Notes into shares of common stock at their maturity.

(F)	Reflects: (i) the issuance of 145,705 shares to the holders of the untendered New Senior Notes and Junior Notes upon the maturity of such Notes; and (ii) the issuance of 62,445 shares to our principal stockholder upon the complete exercise of the LJH Warrant. Upon the maturity of the New Senior Notes and Junior Notes, and upon the complete exercise of the remaining portion of the LJH Warrant, we will have 464,707 shares of common stock outstanding.

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

Revenue Recognition

Revenues from MR&O services are recognized and unbilled receivables are recorded based upon the percentage of completion method. Unbilled receivables are billed on the basis of contract terms (generally upon completion of an aircraft) and deliveries. Revenues related to engine overhaul services are recognized upon shipment of the overhauled engine. We regularly review our progress on percentage-of-completion contracts and review the estimated costs of fulfilling contract obligations. If we do not accurately estimate the scope of the work to be performed or do not manage these contracts properly within the planned periods of time or satisfy our obligations under the contracts, then future revenue and margins may be significantly and negatively affected, or losses on existing contracts may need to be recognized. Any resulting reductions in revenues, margins or contract losses could be material to our results of operations.

Inventory Valuation

Inventories, which consist primarily of new, overhauled, serviceable and repairable aircraft parts, are stated at the lower of cost or market on primarily a specific identification basis and aircraft parts usage and aging analysis. Though we believe that we have adequately provided for any such declines in inventory value, any unanticipated change in technology or customer aircraft fleet for which our inventory relates could significantly affect the value of our inventory and thereby adversely affect gross margins and results of operations. Customer demand, general economic conditions and industry market factors may also impact the value of our inventory. In instances where bulk purchases of inventory items are made, cost is determined based upon an allocation by management of the bulk purchase price to the individual components. Expenditures required for the recertification of parts are capitalized as inventory and are expensed as the parts associated with the recertification are sold.

Accounts Receivable – Allowance for Doubtful Accounts

Substantially all of our accounts receivable are due primarily from airlines, aircraft leasing companies and air cargo carriers. During 2004 and 2003, there has been significant change in the aviation industry, including the filing for bankruptcy protection under Chapter 11 of the United States Bankruptcy Court by certain carriers. This in turn has affected service providers within the aviation industry and has resulted in us experiencing higher credit losses. We continuously perform credit evaluations of our customers, considering numerous inputs including the customers’ financial position, past payment history, cash flows, historical loss experience and economic conditions. While management believes that adequate allowances for doubtful accounts have been provided in the consolidated financial statements, it is possible that we could experience additional unexpected credit losses.

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

In accordance with SFAS No. 142, we have elected July 31st as our annual impairment assessment date. We completed our initial impairment assessment as of January 1, 2002 and our annual impairment assessment as of each July 31 thereafter, and concluded that no impairment charge was required. Any impairment charges in the future, based on the evaluation requirements under SFAS No. 142, could be material to the Company’s results of operations.

Long-Lived Assets

Management reviews long-lived assets, which consists of property, leaseholds and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. Recoverability of long-lived assets to be held and used is evaluated by a comparison of the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the asset group. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the excess of the carrying amount over the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying value or fair value less cost to sell when we have committed to a disposal plan.

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. We adopted SFAS No. 144 as of January 1, 2002 with no material impact to our consolidated financial statements.

Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities”. This Interpretation was subsequently revised in December 2003. This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. An enterprise shall consolidate a variable interest entity, as defined, if that enterprise has a variable interest that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. Based on the revision performed in December 2003, this Interpretation became effective for us beginning with the first quarter of 2004. We have adopted this Interpretation with no material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment”, which is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation”. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (Revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and will be adopted by us during the third quarter of 2005 (ending September 30, 2005). We have not completed our assessment of the impact, if any, that this Statement will have on our results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and will be adopted by us on January 1, 2006. We have not completed our assessment of the impact, if any, that this Statement will have on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

We are exposed to market risk for changes in interest rates. We have no exposure to foreign currency exchange rates or to commodity price risk. We do not hold or issue any financial instruments for trading or other speculative purposes.

Our obligations under our CIT Group Revolving Credit Facility and our $8,000 Hilco Term Loan bear interest at floating rates and therefore, we are impacted by changes in prevailing interest rates. However, our $14,412 term loan from our principal stockholder, and our New Senior Notes, Old Senior Notes, and Junior Notes all bear fixed interest rates and therefore we are not subject to the risk of interest rate fluctuations. A 10% change in market interest rates that affect our financial instruments would impact earnings during 2004 by approximately $173 before taxes and would change the fair value of our financial instruments by approximately $5,761.

The table below provides information about our market sensitive financial instruments and constitutes a “forward-looking statement.” Our major market risk exposure is changing interest rates in the United States and fluctuations in the London Interbank Offered Rate. Our policy is to manage interest rates through use of a combination of fixed and floating rate debt. The table below assumes the December 31, 2004 interest rates remain constant.

								Fair Value
								December 31,
	2005	2006	2007	2008	2009	Thereafter	Total	2004

Long term debt:

Fixed rate debt		$115,800	$3,514	$30,659			$149,973	$155,734

Average interest rate		8.00%	8.00%	12.77%

Variable rate debt	$12,856	$1,164	$11,781				$25,801	$25,801

Average interest rates	5.06%	5.94%	8.56%

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

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Our Chief Executive Officer (who is also our acting Chief Financial Officer) evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, this officer has concluded that as of December 31, 2004 our disclosure controls and procedures were effective in timely alerting him to material information relating to our company (including our consolidated subsidiaries) required to be included in our reports filed or submitted by us under the Exchange Act.

As of December 31, 2004, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer (who is also our acting Principal Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation, the Company’ principal executive officer concluded that the Company’s disclosure controls and procedures are effective.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Board of Directors

Our certificate of incorporation and bylaws presently provide for a board of directors divided into three classes, as equal in size as possible, with staggered terms of three years. At the date of this report, the current members of the board and the expiration of their terms as directors are as follows:

Name	Age	Position	Term Expires
Roy T. Rimmer, Jr.	64	Chairman of the Board and Chief Executive Officer	2006
Steven L. Gerard	59	Director	2005
Jack J. Hersch	46	Director	2006
Philip B. Schwartz	51	Director and Corporate Secretary	2005
James H. Tate	57	Director	2005
Leonard Singer	57	Director	2005
Clyde Kizer	65	Director	2005

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

James H. Tate is a Financial Project Leader for Thermadyne Holdings Corporation, a global manufacturer of cutting and welding products headquartered in St. Louis, Missouri. Prior thereto, between 1993 and December 2004, Mr. Tate was the Chief Financial Officer of Thermadyne. Prior to joining Thermadyne in 1993, Mr. Tate was with Ernst & Young for 18 years, most recently as an Audit Partner in their Dallas office. Mr. Tate also serves on the board of directors of Joy Global, Inc.

Clyde Kizer is retired following numerous years of work in the aviation industry. Most recently, Mr. Kizer was President of Airbus Service Company (later Airbus North America-Customer Services), and served in this position for over 12 years before retiring in April 2004. Prior to joining Airbus, Mr. Kizer was Senior Vice-President Operations for Midway Airlines and before joining Midway Airlines, Mr. Kizer was Vice President, Engineering and Maintenance at Air Transport Association (ATA). From 1974 to 1998 Mr. Kizer held various management positions with United Airlines, most recently as Vice President Engineering. Prior to joining United Airlines, Mr. Kizer spent more then 10 years as a Naval Aviator.

Leonard Singer established Choir Capital Ltd. in April 1996 which has a focus of arranging and advising client’s on corporate and asset-based financing transactions. Prior to establishing Choir Capital Ltd., Mr. Singer spent over 20 years consulting on corporate and asset based finance transactions including extensive overseas and cross border transactions, primarily as a Managing Director of Citigroup. From 1993-1996, Mr. Singer was head of the Global Aviation Division for Citigroup. Prior to managing Citigroup’s aviation business, from 1986 to 1993, Mr. Singer worked for Citigroup’s corporate customer base activities in Japan and its Corporate Finance and some of its Capital Markets operation in Tokyo. Prior to his Tokyo assignment, Mr. Singer was a Region Head for Citigroup’s Highly Leveraged Transactions corporate merger and acquisition business from 1979 to 1985.

Compensation of Directors

Each director who is not our employee receives an annual retainer fee at the rate of $25 per year for serving in such capacity, and meeting fees of $2 for each regular meeting and $1 for each special meeting of the board and committees. Directors also receive quarterly option grants to purchase 6.3 shares of common stock.

Executive Officers

The following list reflects our executive officers, as of the date of this Form 10-K, the capacity in which they serve us, and when they assumed office:

Name	Age	Position	Executive Officer Since
Roy T. Rimmer, Jr.	64	Chairman and Chief Executive Officer	June 2001
Gil West	44	President and Chief Operating Officer	September 2001
Jack M. Arehart	50	Senior Vice President of Business Development	February 2002
Don Mitacek	42	Senior Vice President of Operations	January 2004
Rick Salanitri	42	Senior Vice President of Engineering and Interiors	April 2004
Fritz Baumgartner	43	Vice President, Controller and Chief Accounting Officer	November 2004
Kevin Carter	32	Vice President Planning, Analysis and Treasurer	November 2004

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

Don Mitacek is our Senior Vice President of Operations. Mr. Mitacek joined us in September 2001 as our Vice President and General Manager of our Greensboro, North Carolina facility and in January 2004 Mr. Mitacek was appointed as our Senior Vice President of Airframe Maintenance Operations. Prior to joining us, Mr. Mitacek served in various positions with Northwest Airlines, including most recently Managing Director of Engine and Component Maintenance at Northwest Airlines in Minneapolis, directing a workforce of 1,100 maintenance technicians. Prior to joining Northwest Airlines, from 1986 to 1997, Mr. Mitacek was employed in various positions by United Airlines.

Rick Salanitri is our Senior Vice President of Engineering and Interior Manufacturing. Mr. Salanitri joined us in July 1994 as our Vice President and General Manager of our Engineering Services Group and in April 2004 Mr. Salanitri was appointed as our Senior Vice President of Engineering and Interior Manufacturing. Prior to joining us, Mr. Salanitri managed the engineering on several major aircraft structural and interior projects at the former Page Avjet. Prior to joining Page Avjet, Mr. Salanitri served as a structures engineer at US Airways and the Naval Aviation Depot.

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

Kevin Carter joined us in March 2002 and in May 2004 was appointed as our Vice President Treasurer and Vice President of Planning and Analysis. Prior to joining us, Mr. Carter was an associate with Geneva Merchant Banking Partners, a North Carolina based investment banking firm. Prior to joining Geneva, Mr. Carter was the Assistant Treasurer and Senior Manager of Financial Planning and Analysis for Kayser-Roth Hosiery, a North Carolina based textile manufacturer.

Family Relationships

There are no family relationships between or among any of the directors and/or executive officers.

Section 16(A) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, as amended, during our fiscal year ended December 31, 2004, and any Form 5 and amendments thereto furnished to us with respect to our most recent fiscal year, and any written representations referred to in subparagraph (b) (2) (i) of Item 405 of Regulation S-K, except as set forth below, to our knowledge, no person who at any time during the fiscal year ended December 31, 2004 was our director, officer or, to our knowledge, a beneficial owner of more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act failed to file on a timely basis, as disclosed in Forms 3, 4 and 5, reports required by Section 16 (a) of the Exchange Act during the fiscal year ended December 31, 2004 with the following exception: each filing required by each director and executive officer relating to 2004 was filed late.

ITEM 11. EXECUTIVE COMPENSATION.

The following Summary Compensation Table sets forth information about the compensation paid or accrued during 2004, 2003 and 2002 to our Chief Executive Officer and to each of our four other most highly compensated executive officers whose 2004 aggregate direct compensation exceeded $100:

			Annual Compensation			Long Term Compensation
						Awards			Payouts
Name and	Fiscal Year				Other Annual	Restricted Stock	Securities Underlying		LTIP
Principal Position	Ending	Salary	Bonus		Compensation	Awards	Options/SARs		Payouts	Other
Roy T. Rimmer, Jr. (1)	2004	428	238	(2)	—	—	—		—	—
Chairman and CEO	2003	490	106	(2)	—	—	—		—	—
	2002	441	—		—	—	800	(3)	—	—

Gil West (4)	2004	327	275		—	—	—		—	—
President and COO	2003	304	75		—	—	—		—	—
	2002	335	—		—	—	600		—	—

Jack M. Arehart (5)	2004	304	213		—	—	—		—	—
Sr. VP of Business	2003	300	75		—	—	—		—	—
Development	2002	302	—		—	—	500		—	—

Don Mitacek (6)	2004	224	98		—	—	—		—	—
Sr. VP of Operations	2003	205	52		—	—	—		—	—
	2002	175	30		—	—	200		—	—

Rick Salanitri (7)	2004	205	86		—	—	—		—	—
Sr. VP of Engineering	2003	150	30		—	—	—		—	—
and Interiors	2002	98	—		—	—	100		—	—

(1)	Mr. Rimmer became our Chairman and Chief Executive Officer in June 2001. Mr. Rimmer has an employment agreement with us that expires in December 2007. See “Employment Agreements” below.

(2)	Bonus was paid to Mr. Rimmer in April 2004 for 2003 services and will be paid in April 2005 for 2004 services.

(3)	Mr. Rimmer received this option grant pursuant to his employment agreement.

(4)	Mr. West joined us in August 2001. Mr. West has an employment agreement with us that expires in December 2007. See “Employment Agreements” below. Mr. West was paid a bonus in April 2004 for 2003 services and will be paid a bonus in April 2005 for 2004 services. Also includes a retention bonus paid in conjunction with Mr. West agreeing to an extension on his employment agreement in June 2004. Additionally, Mr. West received an option grant under his original employment agreement that, pursuant to his agreement, was issued at the completion of our 2002 restructuring.

(5)	Mr. Arehart joined us in February 2002. Mr. Arehart has an employment agreement with us that expires in December 2007. See “Employment Agreements” below. Pursuant thereto, Mr. Arehart received an option grant under his employment agreement that was issued at the completion of our 2002 restructuring. Additionally, Mr. Arehart received a bonus in April 2004 for 2003 services and will receive a bonus in April 2005 for 2004 services, and Mr. Arehart received a retention bonus in conjunction with his agreement to extend his employment agreement in November 2004.

(6)	Mr. Mitacek joined us in 2001 and became an executive officer in 2004. Mr. Mitacek has an employment agreement with us that expires in December 2006. See “Employment Agreements” below. Mr. Mitacek was paid a retention bonus in conjunction with his employment agreement. Additionally, Mr. Mitacek received a bonus in April 2004 and will receive a bonus in April 2005 for 2003 and 2004 services, respectively.

(7)	Mr. Salanitri joined us in 1994 and became an executive officer in 2004. Mr. Salanitri has an employment agreement with us that expires in March 2007. See “Employment Agreements” below. Mr. Salanitri was paid a retention bonus in conjunction with his employment agreement. Additionally, Mr. Salanitri was paid a bonus in April 2004 and will receive a bonus in April 2005 for 2003 and 2004 services, respectively.

Option Grants During Last Fiscal Year

No options were granted during the fiscal year ended December 31, 2004 to the persons named on the Summary Compensation Table.

Aggregate Option Exercises During Fiscal 2004 and Fiscal Year End Option Values

The following table sets forth information concerning the exercise of stock options to purchase common stock during the 2004 fiscal year and the value of unexercised stock options to purchase common stock at the end of the 2004 fiscal year for the current employees named in the Summary Compensation Table.

			Number of Shares		Value of Unexercised
	Number of	Value	Underlying Unexercised		In-The-Money Options
	Shares	Realized	Options at Year-End		At Fiscal Year-End ($)
Name	Acquired on Exercise	($)	Vested/Unvested		Exercisable/Unexercisable*
Roy T. Rimmer, Jr.	—	—	800 /	0	0 / 0
Gil West	—	—	600 /	0	0 / 0
Jack M. Arehart	—	—	500 /	0	0 / 0
Don Mitacek	—	—	300 /	0	0 / 0
Rick Salanitri	—	—	100 /	0	0 / 0

*	Computed based upon the difference between the closing price of common stock at December 31, 2004 and the exercise price. All options were out-of-the-money on December 31, 2004, and no value has been assigned to options that are out-of-the-money.

Employment Agreements

We have employment agreements with all of our executive officers and with several of our other senior executives. Each provides for the payment of a base salary (Rimmer - $475; West - $350; Arehart - $325; Mitacek - $225; Salanitri - $225) plus bonus compensation (a percentage of their base compensation) based on performance. Each employment agreement also contains a “change of control” severance arrangement if the employee is not retained in our employment after a change of control.

Stock Option Plans

Effective November 13, 2003, the board of directors adopted a new stock option plan (the “2003 stock incentive plan”). The 2003 stock incentive plan was approved by our stockholders on January 13, 2004. With the approval of the 2003 stock incentive plan, no new options were granted under our 2001 stock option plan, our 1996 stock option plan or our 1996 director stock option plan. Any shares of common stock reserved for issuance upon the exercise of options that were not issued under such plans were cancelled, however, the terms of any option issued under the 2001 stock option plan, the 1996 stock option plan and the 1996 director stock option plan will continue to be governed by such plans and by the option agreements currently in effect for such options.

Pursuant to the 2003 stock incentive plan, an aggregate amount of 5,800 shares of our common stock are reserved for issuance under the plan (including 800 shares reserved for issuance of options granted to our Chief Executive Officer). Grants of stock options, stock appreciation rights, performance shares, performance units, restricted stock and restricted stock units, or any combination of the foregoing, may be made under the 2003 plan. The maximum number of securities that can be allocated to any one person in any fiscal year is 800.

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

As of December 31, 2004, options to purchase 1,385 shares had been granted under the 2003 stock incentive plan (1,028 of which are currently vested). Additionally, the options to purchase 800 shares granted to our Chief Executive Officer in March 2002, pursuant to his employment agreement and previously issued outside of any plan, are deemed subject to the terms of the 2003 stock incentive plan and are included within the amounts above. Further, options to purchase 2,567 shares remain outstanding under previous option plans and agreements.

Compensation Committee Interlocks and Insider Participation

During fiscal 2004, no members of our compensation committee is or was a current or former employee. Except as set forth in Item 13. “Certain Relationships and Related Transactions”, during the last fiscal year there were no material transactions between the Company and any of the members of the Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

At the date of this Form 10-K, we had 256,558 shares of our common stock outstanding. The following table sets forth certain information regarding the shares of common stock owned of record or beneficially by (i) each person who owns beneficially more then 5% of our outstanding common stock; (ii) each of our directors and current executive officers; and (iii) all directors and executive officers as a group.

	Shares Beneficially Owned (1)
Name	Number (in 000’s)	Percentage
Lacy J. Harber (2)	148,248	57.4%
Roy T. Rimmer, Jr. (3)	149,260	57.6%
Loeb Interests (4)	40,430	15.8%
Steven L. Gerard (5)	83	*
Jack Hersch (6)	85	*
Philip B. Schwartz (7)	102	*
Clyde Kizer (5)	19	*
Leonard Singer (5)	13	*
James H. Tate (5)	13	*
Gil West (8)	600	*
Jack Arehart (9)	500	*
Don Mitacek (10)	300	*
Rick Salanitri (11)	100	*
All directors and executive officers as a group - 14 persons (12)	151,202	57.9%

* Less than one percent

(1)	Unless otherwise indicated, each person named in the table has the sole voting and investment power with respect to the shares beneficially owned. Further, unless otherwise noted, the address for each person named in this table is c/o TIMCO Aviation Services, Inc.

(2)	LJH Corporation, which is wholly-owned by Mr. Harber, currently owns 146,293 shares of our outstanding common stock, constituting 57.0% of our currently outstanding common stock. LJH has granted a proxy with respect to the voting of these shares to Roy T. Rimmer, Jr., and as a result Mr. Rimmer is also deemed to beneficially own these shares for U.S. securities law purposes. Also includes warrants to purchase: (i) 3 shares at an exercise price of $36.25 per share, (ii) 25 shares at an exercise price of $40.00 per share, (iii) 5 shares at an exercise price of $17.50 per share, (iv) 33 shares at an exercise price of $14.00 per share, (v) 1,139 shares at an exercise price of $5.16 per share, and (vi) 750 shares at an exercise price of $1.05. This excludes the LJH warrant, which grants LJH the right to acquire an additional 62,445 shares at such time as the untendered New Senior and Junior Notes convert into common stock. See Note 13 to Notes of the Consolidated Financial Statements and “Liquidity and Capital Resources – Offering and Consent Solicitation” for particulars of our recently completed tender offer. Mr. Harber has advised us that he may sell up to 1,200 shares over the next year in connection with certain personal tax planning.

(3)	Mr. Rimmer shares the power to vote the securities owned by LJH Corporation (by virtue of a proxy) and has certain rights to participate in the proceeds of certain sales of LJH’s shares. Also includes 106 shares owned by an entity controlled by Mr. Rimmer and vested warrants and options to purchase an aggregate of 906 shares (800 shares at an exercise price of $1.02 per share, 81 at exercise prices ranging from $0.15 per share to $1.83 per share, 13 shares at an exercise price of $5.16 per share and 12 shares at exercise prices ranging from $17.00 per share to $153.13 per share).

(4)	As reported in the Schedule 13d, as amended, filed by Loeb Partners Corp., Loeb Arbitrage Fund and Loeb Offshore Fund (collectively, the “Loeb Interests”) on March 29, 2005. The address for the Loeb Interests, as reported in their Schedule 13d, is 61 Broadway, N.Y., N.Y. 10006.

(5)	Consists of vested options to purchase shares of common stock.

(6)	Mr. Hersch owns 4 shares individually and holds warrants to purchase an additional 81 shares at an exercise price ranging from $0.15 per share to $1.83 per share.

(7)	Mr. Schwartz owns 12 shares and holds options and warrants to purchase an additional 90 shares (81 shares at exercise prices ranging from $0.15 to $1.83 and the balance at exercise prices ranging from $5.16 per share to $395 per share).

(8)	Vested options to purchase 600 shares at an exercise price of $.8325 per share.

(9)	Vested options to purchase 500 shares at an exercise price of $.8325 per share.

(10)	Vested options to purchase 300 shares at an exercise price of $.8325 per share.

(11)	Vested options to purchase 100 shares at an exercise price of $.8325 per share.

(12)	Includes vested options to purchase an aggregate of 4,785 shares.

Equity Compensation Plans

     The following table summarizes information, as of December 31, 2004, relating to our equity compensation plans pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time.

Number of securities
remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,952	$11.75	4,415
Equity compensation plans not approved by security holders	—	—	—
Total	3,952	$11.75	4,415

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On April 8, 2004, we refinanced (effective March 31, 2004) all of our previously outstanding debt (principal plus accrued and unpaid interest) due to our principal stockholder with a new $14,412 term loan due on January 31, 2008 (the “LJH Term Loan”). The LJH Term Loan combines a $5,000 loan from our principal stockholder (that, in turn, replaced a term loan to us from Bank of America that was credit supported by our principal stockholder), a $6,050 term loan made to us in May 2003, a $1,300 term loan relating to our acquisition of Brice Manufacturing Company in October 2002, $900 relating to inventory purchases, and PIK interest previously paid on certain of these obligations. The LJH Term Loan bears interest at 18% per annum, 6% of which is payable in cash and the balance of which will be PIK.

In connection with the $6,050 term loan, we issued a warrant (the “LJH Warrant”) to our principal stockholder to purchase, for nominal consideration, 30% of our outstanding common stock (on a fully diluted basis) on or before January 31, 2007. In our recently completed tender offer, our principal stockholder exercised the LJH Warrant in part with respect to the then outstanding shares (excluding the premium shares issued to the holders of our New Senior Notes and Junior Notes who tendered in the offer). As a result of the partial exercise of the LJH Warrant, at the closing of the tender offer we issued 70,942 shares of our common stock to our principal stockholder. We also amended the LJH Warrant to provide that LJH has the right to acquire an additional 62,445 shares of our common stock for $.001 per share on or before January 31, 2007 in the event that the untendered New Senior Notes and Junior Notes are converted into common stock, which will automatically occur at the maturity of those instruments. See Note 13 to Notes to the Consolidated Financial Statements and “Liquidity and Capital Resources – Offering and Consent Solicitation” for particulars. As such, our principal stockholder will receive, upon the full exercise of the LJH Warrant, the same number of shares of our common stock that he would have otherwise received had our New Senior Notes and Junior Notes automatically converted into common stock at their maturity and had he exercised the LJH Warrant immediately thereafter.

An entity controlled by our principal stockholder purchases aircraft for resale and lease, and we provide aircraft maintenance service work to that entity. Services provided to that entity are charged at not less then the rates that would be charged for such services to an unaffiliated third party. During 2004 and 2003, the billings related to the services that were provided to such entity were approximately $2,884 and $588, respectively. The Company did not provide these services during 2002. In addition, during 2003 we utilized an aircraft owned by our principal stockholder. All usage fees were no greater then would be charged by an unaffiliated third party. Expenses associated with this usage were $33 in 2003. We did not use this aircraft during 2004 or 2002. At December 31, 2004, we had a net receivable from this entity of $1,644, of which $1,162 has been received subsequent to year-end.

During December 2002, an entity controlled by our principal stockholder acquired the operating assets of Aviation Management Systems, Inc. (“AMS”) located in Phoenix, Arizona. Prior to its bankruptcy, AMS operated an airframe heavy maintenance operation at the Goodyear Airport outside of Phoenix. Additionally, this entity assumed a lease with the City of Phoenix for the facilities previously leased to AMS at the Goodyear Airport. During April 2003, we entered into an operating sublease agreement with our principal stockholder to operate the business in the facilities that were previously leased to AMS. The term of the sublease is for three years with rental payments of $432 annually. Under the sublease agreement, we are also responsible for insurance, taxes and charges levied by the City of Phoenix under the new lease. In addition, we agreed to increase the amount of the debt due to our principal stockholder by $900 (included in the refinanced term loan amount described above) reflecting the purchase from our principal stockholder of the aircraft parts inventory located at the Goodyear facility (which inventory was acquired by our principal stockholder in the AMS bankruptcy proceedings). Further, in April 2004, we entered into a lease with our principal stockholder with respect to certain equipment and tooling used at the Goodyear facility. The lease, which has been recorded as a capital lease, is for a two-year term and requires monthly payments of $74. Both the inventory sale and the equipment lease are believed to be on terms not less favorable to us than could be obtained from an unaffiliated third party.

During October 2002, we sold the real estate and fixtures located at our Aircraft Interior Design, Inc. (AID) operation in Dallas, Texas, to our principal stockholder. The gross sale price for these assets was approximately $2,400, which was the estimated fair market value, based on a third party appraisal, on the sale date. Simultaneous with this sale, we entered into a lease agreement with our principal stockholder for substantially all of these assets. The term of this lease is ten years. Annual rental payments are approximately $300 per year. Additionally, we are responsible for, among other things, taxes, insurance and utilities.

During 2004, 2003, and 2002, we leased certain real property from entities controlled by one of our former directors and executive officers. These facilities were previously utilized as the headquarters of two of our MR&O operations. We have subsequently moved out of these facilities and currently are liable on only one of the facility lease agreements. We have in turn subleased this facility to a third party. Prior to fiscal 2003, this sublease arrangement was for only a portion of our lease term. During 2003, however, this sublease arrangement was extended through the full original lease term. The reversal of this accrual is reflected as a reduction to operating expenses for the year ended

December 31, 2003. Additionally, during 2002, we utilized aircraft owned by an entity controlled by this former director and executive officer. Payments for all of these items were approximately $274, $350, and $300 in 2004, 2003, and 2002, respectively.

During 2003 and 2002, we utilized an aircraft owned by our Chief Executive Officer. All usage fees were no greater than would be charged by unaffiliated third parties and our fees for services on this aircraft were at our normal hourly rates. Expense associated with this use were $51 in 2003 and $272, net of services provided on the aircraft totaling $39, in 2002. This aircraft was sold by our Chief Executive Officer during 2003.

Mr. Schwartz is a stockholder in Akerman, Senterfitt & Eidson, P.A., which has in the past and continues to perform significant legal services for us. The fees paid by us to Akerman, Senterfitt & Eidson, P.A. for legal services rendered are no greater than those that would be charged to us by an unrelated third party law firm. We were billed $646, $437 and $1,496 for services rendered by Akerman Senterfitt in 2004, 2003 and 2002, respectively.

We believe that the terms of the above-described related party transactions were no less favorable than could be obtained from unaffiliated third parties.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND PROCEDURES.

The following table represents fees for professional audit services rendered by KPMG LLP for the audit of our annual financial statements for 2004 and 2003, and fees billed for other services rendered by KPMG LLP.

	2004	2003
Audit fees	$380	$457
Audit related fees	6	—

Audit and audit related fees	386	457
Tax fees	—	9
All other fees	—	—

Total fees	$386	$466

All of the services described above for fiscal years 2004 and 2003 were approved by our Audit Committee pursuant to its policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A) DOCUMENTS FILED AS PART OF THIS REPORT. The consolidated balance sheets as of December 31, 2004 and December 31, 2003 and the related consolidated statements of operations and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 are filed as part of this report:

(3)	Exhibits

3.1	Certificate of Incorporation of Aviation Sales and amendment thereto (2)

3.2	Second Amendment to Certificate of Incorporation (4)

3.3	Third Amendment to Certificate of Incorporation (25)

3.4	Bylaws (2)

4.1	Indenture, dated as of February 17, 1998, among Aviation Sales, the Subsidiary Guarantors named therein and SunTrust Bank, Central Florida, National Association, Trustee (3)

4.2	Form of Supplemental Indentured, dated as of February 28, 2002, among Aviation Sales, the Subsidiary Guarantors named therein and the Trustee (24)

4.3	Common Stock Purchase Warrant Certificate issued on February 18, 2000 to Citicorp USA, Inc.(10)

4.4	Amendment to Warrant between Citicorp USA, Inc. and the Company (26)

4.5	Form of Common Stock Purchase Warrants issued in February 2001 (16)

4.6	Indenture, dated as of February 28, 2002 among TIMCO Aviation Services, Inc., the Subsidiary Guarantors named therein and Trustee with respect to the 8% Senior Subordinated Convertible PIK Notes due 2006(22)

4.7	Warrant Agreement (22)

4.8	Common Stock Purchase Warrant issued in the Company’s 2002 restructuring and in connection with the settlement of certain litigation (22)

4.9	Form of Warrants issued to LJH Ltd. and Don A. Sanders in September 2002 (31)

4.10	Warrant issued to LJH Ltd. on May 14, 2003 (31)

4.11	Indenture, dated as of September 20, 2002, among TIMCO, the Subsidiary Guarantors named therein and the Trustee with respect to the 8% Junior Subordinated Convertible PIK Notes due 2007, as amended (35)

10.1	Fourth Amended and Restated Credit Agreement dated May 31, 2000 by and among Aviation Sales, certain of our Subsidiaries and Citicorp USA, Inc., as Agent (11)

10.2	Lease dated July 22, 1998 by and between Ben Quevedo, Ltd. and Caribe (7)

10.3	1996 Director Stock Option Plan (4)

10.4	1996 Stock Option Plan (4)

10.5	TIMCO Aviation Services, Inc. 2001 Stock Option Plan (30)

10.6	Reserved

10.7	Credit Agreement dated as of December 17, 1998 among First Security Bank, National Association, as Owner Trustee for the Aviation Sales Trust 1998- 1, as Lessor, NationsBank, National Association, as Administrative Agent, and the several Lenders thereto (6)

10.8	Lease Agreement dated as of December 17, 1998 between First Security Bank, National Association, as Owner Trustee under Aviation Sales Trust 1998-1, as Lessor, and Aviation Sales, as Lessee (6)

10.9	Guaranty Agreement (Series A Obligations) between Aviation Sales, substantially all of our subsidiaries and NationsBank, National Association, as Agent for the Series A Lenders, dated as of December 17, 1998(6)

10.10	Guaranty Agreement (Lease Obligations) between substantially all of the subsidiaries of Aviation Sales and First Security Bank, National Association, as Owner Trustee for the Aviation Sales Trust 1998-1, dated as of December 17, 1998 (6)

10.11	Participation Agreement between Aviation Sales as Construction Agent and Leases, First Security Bank, National Association, as Owner Trustee, the Various Banks and other lending institutions as the Holders and Lenders, and NationsBank, National Association, as Administrative Agent, dated as of December 17, 1998 (6)

10.12	Amendment No. 1 to Participation Agreement between Aviation Sales as Construction Agent and Leases, First Security Bank, National Association, as Owner Trustee, the Various Banks and other lending institutions as the Holders and Lenders, and NationsBank, National Association, as Administrative Agent, dated as of February 18, 2000 (10)

10.13	Amendment Agreement No. 2 for Lease Agreement and Certain Other Operative Agreements, dated May 31, 2000 (11)

10.14	Amendment No. 1, dated as of August 14, 2000, to the Fourth Amended and Restated Credit Agreement (12)

10.15	Amendment Agreement No. 3 for Lease Agreement and Certain Other Operative Agreements (12)

10.16	Asset Purchase Agreement by and among Barnes Group Inc., Aviation Sales, Aviation Sales Manufacturing Company, AVS/Kratz-Wilde Machine Company and Apex Manufacturing, Inc. dated as of August 3, 2000(13)

10.17	Amendment No. 1 dated September 7, 2000 to the Asset Purchase Agreement by and among Barnes Group Inc., Aviation Sales, Aviation Sales Manufacturing Company, AVS/Kratz-Wilde Machine Company and Apex Manufacturing, Inc. dated as of August 3, 2000 (13)

10.18	Amendment No. 2 dated as of November 14, 2000 to Fourth Amended and Restated Credit Agreement (14)

10.19	Amendment Agreement No. 4 for Lease Agreement and Certain Other Operative Agreements (14)

10.20	Asset Purchase Agreement among Aviation Sales, Aviation Sales Distribution Services Company (“ASDC”) and Kellstrom, dated September 20, 2000 (15)

10.21	Letter Agreement to Asset Purchase Agreement, dated November 28, 2000(15)

10.22	Inventory Purchase Agreement among KAV, Aviation Sales and ASDC, dated September 30, 2000(15)

10.23	Letter Amendment to Inventory Purchase Agreement, dated November 28, 2000(15)

10.24	Form of KAV Senior Subordinated Note (15)

10.25	Form of KAV Junior Subordinated Note (15)

10.26	Operating Agreement of KAV, dated September 20, 2000, between Aviation Sales and Kellstrom (15)

10.27	Letter Agreement between Kellstrom, KAV and Aviation Sales, dated December 1, 2000, with respect to the payment of KAV Operating Expenses (15)

10.28	Consignment Agreement between KAV and Kellstrom, dated December 1, 2000(15)

10.29	Equipment Lease Agreement, dated December 1, 2000, among Aviation Sales, ASDC and Kellstrom (15)

10.30	Lease Agreement, dated December 1, 2000, among ASDC and Kellstrom (Pearland) (15)

10.31	Lease Agreement, dated December 1, 2000, between Kellstrom and Aviation Sales (Miramar)(15)

10.32	Non-Competition Agreement, dated December 1, 2000, among ASDC, Aviation Sales and Kellstrom(15)

10.33	License Agreement, dated December 1, 2000, among Aviation Sales, ASDC and Kellstrom (15)

10.34	Cooperation Agreement, dated December 1, 2000, between Kellstrom and Aviation Sales (15)

10.35	Letter Agreement, dated December 1, 2000, between Kellstrom and Aviation Sales (Equipment)(15)

10.36	Letter Agreement, dated December 1, 2000, between Kellstrom and Aviation Sales (Pearland)(15)

10.37	Consent and Amendment No. 3, dated November 28, 2000, to the Fourth Amended and Restated Credit Agreement dated as of May 31, 2000, as amended(15)

10.38	Amendment and Consent Agreement No. 5 for Participation Agreement and Certain Other Operative Agreements, dated as of December 1, 2000(15)

10.39	Agreement, dated February 14, 2001, between various subsidiaries of Aviation Sales and Bank of America, N.A.(16)

10.40	$10.0 million Term Loan Note, dated February 14, 2001(16)

10.41	Form of Limited Guaranty in favor of Bank of America, N.A.(16)

10.42	Amendment No. 4, Consent and Waiver, dated February 14, 2001, to the Fourth Amended and Restated Credit Agreement dated as of May 31, 2000, as amended(16)

10.43	Amendment and Consent Agreement No. 7 for Lease Agreement and Certain Other Operative Agreements, dated as of February 14, 2001(16)

10.44	Stock Purchase Agreement, dated December 15, 2000, among Wencor West, Inc. Aviation Sales and ASDC (15)

10.45	Amendment No. 5 and Waiver, dated as of April 17, 2001 to Fourth Amended and Restated Credit Agreement dated as of May 31, 2000, amended (17)

10.46	Amendment and Consent Agreement No. 8 for Lease Agreement and Certain Other Operative Agreements (17)

10.47	Asset Purchase Agreement dated May 25, 2001 among Aviation Sales, Caribe Aviation, Inc. and Hamilton Sundstrand Service Corporation(18)

10.48	$13 million Replacement Term Loan Note, dated May 24, 2001(18)

10.49	Amendment No. 6 and Consent, dated May 21, 2001, to the Fourth Amended and Restated Credit Agreement dated as of May 31, 2000, as amended(18)

10.50	Amendment No. 7, Consent and Waiver, dated May 23, 2001, to the Fourth Amended and Restated Credit Agreement dated as of May 31, 2000, as amended (18)

10.51	Amendment and Consent Agreement No. 9 for Lease Agreement and Certain Other Operative Agreements, dated as of May 21, 2001 (18)

10.52	Amendment and Consent Agreement No. 10 for Lease Agreement and Certain Other Operative Agreements, dated as of May 24, 2001 (18)

10.53	Amendment No. 8, Consent and Waiver, dated August 30, 2001 to Fourth Amended and Restated Credit Agreement (19)

10.54	Consent, Waiver and Forbearance Agreement No. 11 for Lease Agreement and Certain Operative Agreements, dated as of September 11, 2001 (19)

10.55	Amendment No. 8, Consent and Waiver, dated as of November 27, 2001, to Fourth Amended and Restated Credit Agreement (21)

10.56	Consent, Waiver and Forbearance Agreement No. 12 for Lease Agreement and certain other Operation Agreements dated as of November 27, 2001 (21)

10.57	Employment Agreement between Aviation Sales and Gil West (22)

10.58	Form of Waiver and Consent, dated April 18, 2002, to Fourth Amended and Restated Credit Agreement (25)

10.59	Form of Amendment and Waiver Agreement No. 13 for Lease Agreement and certain other Operative Agreements (25)

10.60	Stipulation of Settlement, dated as of May 6, 2002, with respect to the class action lawsuit (27)

10.61	Description of Securities to be issued in connection with class action settlement (27)

10.62	Fifth Amended and Restated Credit Agreement dated as of July 12, 2002 (26)

10.63	Amendment and Consent Agreement No. 14 for Lease Agreement and Certain Other Operative Agreements (26)

10.64	Replacement Term Loan Note in the principal amount of $5.0 million in favor of Bank of America, N.A. (26)

10.65	Second Amendment to Limited Guaranty of LJH Ltd. (26)

10.66	Second Amendment to Limited Guaranty of Don A. Sanders (26)

10.67	Replacement Term Loan Note in the principal amount of $2.5 million in favor of Bank of America, N.A. (26)

10.68	Second Amendment to Limited Guaranty of James Investments, Inc. (26)

10.70	Guaranty by the Company and subsidiaries of the $5.0 million and the $2.5 million term loans due to Bank of America, N.A. (26)

10.71	Term Loan Note in principal amount of $1.0 million in favor of Benito and Martha Quevedo (26)

10.72	Loan Parties Agreement, dated as of July 12, 2002, relating to the $1.0 million in favor of Benito and Martha Quevedo (26)

10.73	Guaranty by the Company and subsidiaries of the $1.0 million in favor of Benito and Martha Quevedo (26)

10.74	Memorandum of Purchase and Sale between ASDC, the Company and Quevedo Family Limited Partnership, dated as of July 12, 2002 (26)

10.75	Security Agreement, dated as of July 12, 2002, among the Company, its subsidiaries, Benito and Martha Quevedo, James Investments, Inc., LJH Ltd. and Don A. Sanders (26)

10.76	Agreement, dated as of July 12, 2002, among Benito and Martha Quevedo, James Investments, Inc., LJH Ltd. and Don A. Sanders (26)

10.77	Amended and Restated Intercreditor Agreement between Citicorp USA, Inc., as Agent, and Bank of America, N.A. (26)

10.78	Intercreditor Agreement among Citicorp USA, Inc., as Agent, Benito and Martha Quevedo, James Investments, Inc., LJH Ltd. and Don A. Sanders (26)

10.79	Post-Closing Resolution Agreement among the Company, ASDC and Kellstrom, dated as of June 10, 2002 (26)

10.80	First Amendment to Non-Competition Agreement (26)

10.81	First Amendment to Miramar Lease between the Company and Kellstrom (26)

10.82	Assignment of Amended Miramar Lease from Kellstrom to KIAC, Inc. (26)

10.83	Assignment of Amended Miramar Lease from KIAC, Inc. to Kellstrom Aerospace, LLC (26)

10.84	Consignment Agreement between KAV, Kellstrom Commercial Aerospace, Inc. and Bank of America, N.A. (26)

10.85	Amended and Restated Loan and Security Agreement between Bank of America, N.A. and KAV (26)

10.86	Proceeds Sharing Agreement (26)

10.87	AVS Investor Mutual Release (26)

10.88	KAV Mutual Release (26)

10.89	AVS/ASDC Mutual Release (26)

10.90	Asset Purchase Agreement, dated as of July 31, 2002, by and among Airborne Nacelle Services, Inc., Aerocell Structures, Inc. and TIMCO Aviation Services, Inc. (28)

10.91	Amendment No. 1 and Waiver, dated as of September 27, 2002, to Fifth Amended and Restated Credit Agreement, dated as of July 12, 2002 (29)

10.92	Amendment No. 2, Consent and Waiver, dated as of October 11, 2002, to Fifth Amended and Restated Credit Agreement, dated as of July 12, 2002 (29)

10.93	Stock Purchase Agreement between Ducommun Incorporated and TIMCO Aviation Services, Inc., dated as of October 2, 2002 (29)

10.94	Purchase and Sale Agreement, dated October 4, 2002, between LJH, Ltd. and AVSRE, L.P. relating to the purchase of the Company’s Dallas, Texas facilities (29)

10.95	Lease between LJH, Ltd., as landlord, and Aircraft Interior Design, Inc., as tenant, dated October 4, 2002, for the property located at 2659 Nova Drive, Dallas, Dallas County, Texas (29)

10.96	Subordinated Term Promissory Note, dated October 11, 2002, made in favor of LJH, Ltd. in the original amount of $1.3 million (29)

10.97	Keepwell Agreement, dated as of October 11, 2002, by LJH, Ltd. in favor of the Company’s senior revolving credit lenders (29)

10.98	Amendment No. 4, Consent and Limited Waiver to Fifth Amended and Restated Credit Agreement (31)

10.99	Amendment, Consent and Waiver Agreement No. 16 for Lease Agreement and Certain Other Operative Agreements (31)

10.100	Term Promissory Note in the face amount of $7,350,000 in favor of LJH, Ltd. (31)

10.101	Sublease Agreement between LJH, Ltd. and the Company for the Goodyear facility (31)

10.102	Employment Agreement between the Company and Roy T. Rimmer, Jr. (31)

10.103	Stock Option Agreement between the Company and Roy T. Rimmer, Jr. (31)

10.104	Employment Agreement between the Company and C. Robert Campbell (31)

10.105	Employment Agreement between the Company and Jack Arehart (31)

10.106	Amendment to Employment Agreement between the Company and Roy T. Rimmer, Jr. (33)

10.107	Employment Agreement between the Company and Don Mitacek (33)

10.108	2003 Stock Incentive Plan (32)

10.109	Purchase and Sale Agreement, dated as of February 5, 2004, between the Company and Keystone Operating Partnership, L.P. relating to the sale of the Miramar property (33)

10.110	Amendment No. 5 to Fifth Amended and Restated Credit Agreement (33)

10.111	Amendment No. 6 to Fifth Amended and Restated Credit Agreement (33)

10.112	Term Note to LJH, Ltd., dated as of January 31, 2004, in the amount of $5.0 million (33)

10.113	Financing Agreement dated as of April 5, 2004 between the Company, The CIT Group/Business Credit, Inc. and the Lenders (33)

10.114	Financing Agreement between the Company and Hilco Capital LP (33)

10.115	Intercreditor Agreement between The CIT Group/Business Credit, Inc., Hilco Capital LP and the Company (33)

10.116	Amended and Restated Consolidated Term Promissory Note in favor of LJH, Ltd. (33)

10.117	Amended and Restated Security Agreement between the Company and LJH, Ltd. (33)

10.118	Amended and Restated Guaranty Agreement in favor of LJH, Ltd. (33)

10.119	Intercreditor Agreement between the Company, The CIT Group/Business Credit, Inc., Hilco Capital LP and LJH, Ltd. (33)

10.120	Equipment Lease Agreement between the Company and LJH, Ltd. (33)

10.121	Amendment No. 2 to Employment Agreement between the Company and Roy T. Rimmer, Jr. (34)

10.122	Amended and Restated Employment Agreement between the Company and Gil West (34)

10.123	Amended and Restated Employment Agreement between the Company and Jack Arehart (34)

10.124	Amended and Restated Employment Agreement between the Company and Rick Salanitri (34)

10.125	Employment Agreement, as amended, between the Company and Fritz Baumgartner (1)

10.126	Employment Agreement, as amended, between the Company and Kevin Carter (1)

14.1	Code of Ethics (33)

21.1	Subsidiaries of the Company (33)

23.1	Consent of KPMG LLP (1)

25.1	Statement of Eligibility of Trustee on Form T-1 (22)

31.1	Certifications by CEO and CFO under Section 302 of Sarbanes-Oxley Act of 2002 (1)

32.2	Certifications of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002 (1)

Notes to Exhibits

(1)	Filed herewith

(2)	Incorporated by reference to Aviation Sales’ Registration Statement on Form S-1 dated April 15, 1996 (File No. 333-3650)

(3)	Incorporated by referenced to Aviation Sales’ Registration Statement on Form S-4 dated March 26, 1998 (File No. 333-48669)

(4)	Incorporated by reference to Amendment No. 1 to Aviation Sales’ Registration Statement on Form S-1 dated June 6, 1996 (File No. 333-3650)

(5)	Incorporated by reference to Aviation Sales’ Annual Report on Form 10-K for the year ended December 31, 1996

(6)	Incorporated by reference to Aviation Sales’ Current Report on Form 8-K dated December 17, 1998

(7)	Incorporated by reference to Aviation Sales’ Annual Report on Form 10-K for the year ended December 31, 1998

(8)	Incorporated by reference to Aviation Sales’ Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 1999

(9)	Incorporated by reference to Aviation Sales’ Current Report on Form 8-A filed November 15, 1999

(10)	Incorporated by reference to Aviation Sales’ Current Report on Form 8-K filed on March 27, 2000

(11)	Incorporated by reference to Aviation Sales’ Current Report on Form 8-K filed on June 13, 2000

(12)	Incorporated by reference to Aviation Sales’ Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2000

(13)	Incorporated by reference to Aviation Sales’ Current Report on Form 8-K filed on September 22, 2000

(14)	Incorporated by reference to Aviation Sales’ Quarterly Report on Form 10-Q for the quarter and nine months dated September 30, 2000

(15)	Incorporated by reference to Aviation Sales’ Current Report on Form 8-K filed on December 18, 2000

(16)	Incorporated by reference to Aviation Sales’ Current Report on Form 8-K filed on March 1, 2001

(17)	Incorporated by reference to Aviation Sales’ Annual Report on Form 10-K for the year ended December 31, 2000

(18)	Incorporated by reference to Aviation Sales’ Current Report on Form 8-K filed May 25, 2001

(19)	Incorporated by reference to Aviation Sales’ Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2001.

(20)	Previously filed with Aviation Sales’ Registration Statement on Form S-4 filed September 14, 2001.

(21)	Incorporated by reference from Aviation Sales’ Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2001.

(22)	Previously filed with Aviation Sale’s Amendment No. 2 to Registration Statement on Form S-4 filed December 13, 2001.

(23)	Incorporated by reference to Aviation Sales’ Current Report on Form 8-K filed March 5, 2002

(24)	Previously filed with Aviation Sales’ Amendment No. 3 to Registration Statement on Form S-4 filed January 9, 2002.

(25)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 2001

(26)	Incorporated by reference to Form 8-K dated July 12, 2002

(27)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002

(28)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(29)	Incorporated by reference to Quarterly Report of Form 10-Q for the quarter ended September 30, 2002

(30)	Incorporated by reference to Aviation Sale’s proxy statement dated January 9, 2002

(31)	Incorporated by reference from the Company’s 2002 Annual Report on Form 10-K

(32)	Incorporated by reference to the Company’s proxy statement dated December 1, 2003

(33)	Incorporated by reference from the Company’s 2003 Annual Report on Form 10-K.

(34)	Incorporated by reference from the Company’s Form 8-K filed on December 7, 2004.

(35)	Incorporated by reference from the Company’s Form 8-K filed on March 21, 2005.

(B) REPORTS ON FORM 8-K

During the quarter ended December 31, 2004, the Company furnished a Current Report on Form 8-K reporting under Item 5.02 the resignation of the Company’s Executive Vice President and Chief Financial Officer, C. Robert Campbell. Also, the Company furnished a Current Report on Form 8-K reporting under Item 2.02 the Company’s financial results for the three and nine month periods ended September 30, 2004. In addition, the Company furnished a Current Report on Form 8-K reporting under Item 1.01 the amendment and restatement of employment agreements with certain members of executive management. Finally, during the quarter ended December 31, 2004, the Company furnished a Current Report on Form 8-K reporting under Item 8.01 the Company’s intent to offer a premium for the early conversion of its outstanding Senior and Junior Subordinated Convertible PIK Notes into common stock.

(C) EXHIBITS

For exhibits, see Item 14(A)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMCO AVIATION SERVICES, INC.
(Registrant)

BY: /s/ Roy T. Rimmer, Jr.	March 30, 2005

Roy T. Rimmer, Jr., Chairman, Chief Executive
Officer and Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE AND TITLE:	DATE:

/s/ Roy T. Rimmer, Jr.	March 30, 2005

Roy T. Rimmer, Jr.
Chairman, Chief Executive Officer and Acting Chief
Financial Officer
(Principal Executive and Financial Officer)

/s/ Gil West	March 30, 2005

Gil West
President (Principal Operating Officer)

/s/ Fritz Baumgartner	March 30, 2005

Fritz Baumgartner
Vice President, Controller and Chief Accounting Officer)

/s/ Kevin Carter	March 30, 2005

Kevin Carter
Vice President Planning, Analysis and Treasurer

SIGNATURE AND TITLE:	DATE:

/s/ Jack Hersch	March 30, 2005

Jack Hersch
Director

/s/ Philip B. Schwartz	March 30, 2005

Philip B. Schwartz
Director

/s/ Steven L. Gerard	March 30, 2005

Steven L. Gerard
Director

/s/ James H. Tate	March 30, 2005

James H. Tate
Director

/s/ Leonard Singer	March 30, 2005

Leonard Singer
Director

/s/ Clyde Kizer	March 30, 2005

Clyde Kizer
Director

CONSOLIDATED FINANCIAL STATEMENTS OF TIMCO AVIATION SERVICES, INC.
AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2002, 2003 and 2004

Report of Independent Registered Public Accounting Firm

The Board of Directors
TIMCO Aviation Services, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of TIMCO Aviation Services, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ deficit and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TIMCO Aviation Services, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for each of the years in the three-year period ended December 31, 2004, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG
LLP

Greensboro, North Carolina
March 14, 2005

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$293	$1,603
Accounts receivable, net of allowance of $5,190 and $5,612 in 2004 and 2003, respectively	49,721	36,950
Inventories	22,244	25,724
Prepaid insurance	1,274	1,325
Net assets of discontinued operations	12	459
Other current assets	3,267	3,661

Total current assets	76,811	69,722

Fixed assets, net	30,537	55,100

Other Assets:
Goodwill	26,124	26,124
Deferred financing costs, net	3,263	1,590
Other	633	355

Total other assets	30,020	28,069

Total assets	$137,368	$152,891

LIABILITIES AND STOCKHOLDERS’DEFICIT
Current Liabilities:
Accounts payable	$18,000	$21,446
Accrued expenses	16,214	14,554
Accrued interest	1,812	992
Revolving loan	11,692	14,705
Customer deposits	9,254	12,586
Current maturities of capital lease obligations	1,327	1,510
Current maturities of notes payable to financial institutions	1,164	291
Liabilities of discontinued operations	—	278
Other	3,453	2,300

Total current liabilities	62,916	68,662

Long-term Liabilities:
Senior subordinated notes, net:
New Senior Notes due 2006	115,800	115,800
Old Senior Notes due 2008	16,247	16,247
Term loan with a related party	14,412	8,250
Notes payable to financial institutions, net of current portion	12,945	8,209
Capital lease obligations, net of current portion	3,593	26,188
Junior subordinated notes due 2007, net	3,514	3,063
Deferred income	1,305	1,473
Other long-term liabilities	1,488	764

Total long-term liabilities	169,304	179,994

Commitments and Contingencies (See notes)
Stockholders’ Deficit:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none outstanding, 15,000 shares designated Series A Junior participating	—	—
Common stock, $.001 par value, 500,000,000 shares authorized, 31,640,994 issued and outstanding at December 31, 2004 and 2003	32	32
Additional paid-in capital	182,088	182,088
Accumulated deficit	(276,972)	(277,885)

Total stockholders’ deficit	(94,852)	(95,765)

Total liabilities and stockholders’ deficit	$137,368	$152,891

     The accompanying notes are an integral part of these consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2004	2003	2002
	(In thousands, except per share and share data)
Operating Revenues:
Sales, net	$323,488	$242,425	$181,760
Other	—	89	213

Total operating revenues	323,488	242,514	181,973
Cost of sales	294,199	226,331	179,705

Gross profit	29,289	16,183	2,268
Operating expenses	22,636	14,761	15,574

Income (Loss) from operations	6,653	1,422	(13,306)

Interest expense	8,402	7,773	11,939
Gain resulting from debt extinguishment	—	—	(27,279)
Charge for settlement of class action litigation	—	—	4,410
Other income – net	(1,082)	(1,061)	(1,849)

Loss before income taxes and discontinued operations	(667)	(5,290)	(527)
Income tax benefit	—	(986)	(3,800)

(Loss) income from continuing operations before discontinued operations	(667)	(4,304)	3,273

Income from discontinued operations, net of income taxes	1,580	4,043	3,749

Net income (Loss)	$913	$(261)	$7,022

Basic Income (Loss) Per Share:
(Loss) income from continuing operations	$(0.02)	$(0.14)	$0.13
Income from discontinued operations	0.05	0.13	0.14

Net income (Loss)	$0.03	$(0.01)	$0.27

Diluted Income(Loss) Per Share:
(Loss) income from continuing operations	$(0.02)	$(0.14)	$0.01
Income from discontinued operations	0.05	0.13	0.02

Net income (Loss)	$0.03	$(0.01)	$0.03

Weighted average shares outstanding:
Basic	31,640,994	31,640,994	26,015,218

Diluted	31,640,994	31,640,994	255,486,344

     The accompanying notes are an integral part of these consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT and
COMPREHENSIVE INCOME (LOSS)

			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Common Stock		Capital	Deficit	Deficit

	(In thousands, except share data)

	Shares	Amount

Balance as of December 31, 2001	1,501,532	$2	$153,277	$(284,646)	$(131,367)

Net income and comprehensive income	—	—	—	7,022	7,022

Net proceeds from issuance of common stock to stockholders in connection with rights offering	24,024,507	24	19,782	—	19,806
Common stock issued to senior subordinated noteholders in connection with note exchange offer	4,504,595	5	3,744	—	3,749
Warrants issued to senior subordinated noteholders in connection with note exchange offer	—	—	785	—	785
Common stock issued to third party for services	360,360	—	631	—	631
Common stock issued in settlement of class action litigation	1,250,000	1	1,149	—	1,150
Warrants issued in settlement of class action litigation	—	—	760	—	760
Warrants issued to shareholders for credit support	—	—	702	—	702

Balance as of December 31, 2002	31,640,994	32	180,830	(277,624)	(96,762)

Net loss and comprehensive loss	—	—	—	(261)	(261)

Warrant issued to stockholder for note payable origination	—	—	1,258	—	1,258

Balance as of December 31, 2003	31,640,994	32	182,088	(277,885)	(95,765)

Net income and comprehensive income	—	—	—	913	913

Balance as of December 31, 2004	31,640,994	$32	$182,088	$(276,972)	$(94,852)

     The accompanying notes are an integral part of these consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2004	2003	2002
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$913	$(261)	$7,022

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Income from discontinued operations	(1,580)	(4,043)	(3,749)
Paid-in-kind interest note obligations	2,324	1,214	113
Write-off of deferred financing fees	145	—	—
Gain on Aerocell settlement, net of cash proceeds	—	(455)	—
Gain on restructuring of debt	—	—	(27,279)
Charge for class action settlement	—	—	4,410
Gain on sale leaseback transaction	—	—	(1,811)
Gain on Kellstrom settlement, net of cash proceeds	—	—	(1,173)
Gain on sale of subsidiary	—	—	(279)
Depreciation and amortization	5,229	5,058	4,997
Amortization of deferred financing costs	1,172	2,867	5,527
(Recovery of) provision for doubtful accounts	(375)	(838)	846
Provision for inventory obsolescence	1,936	265	8,334

Change in working capital:
Accounts receivable	(12,396)	(18,350)	7,831
Inventories	1,544	(4,358)	8,632
Other current assets	257	(1,397)	6,716
Other non-current assets	(230)	712	2,708
Accounts payable	(3,445)	6,881	(10,995)
Accrued expenses	2,802	(1,313)	(5,971)
Customer deposits	(3,332)	1,026	(2,081)
Deferred income	(168)	(168)	1,605
Other liabilities	(29)	(1,361)	1,084

Net cash (used in) provided by operating activities	(5,233)	(14,521)	6,487

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets, net of transaction expenses	24,861	—	—
Purchases of fixed assets	(2,693)	(2,304)	(3,560)
Proceeds from sale of subsidiary	—	—	9,062
Proceeds from sale leaseback with related party, net of transaction fees	—	—	2,246
Cash used in acquisitions, net of cash acquired	—	—	(1,271)

Net cash provided by(used in)investing activities	$22,168	$(2,304)	$6,477

     The accompanying notes are an integral part of these consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	For the Years Ended December 31,
	2004	2003	2002
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of amounts under senior debt facility	$327,939	$244,464	$200,910
Repayments of amounts under senior debt facility	(330,952)	(231,938)	(210,805)
Payments on capital leases	(25,002)	(1,138)	(476)
Proceeds of term loans with financial institutions	14,400	—	—
Payments of term loan with financial institutions	(8,791)	—	(13,500)
Proceeds of term loan with related party	6,162	6,950	1,300
Payments of deferred financing costs	(2,990)	(993)	(3,122)
Issuance of common stock in rights offering	—	—	19,806
Payment for Old Senior Notes in note exchange offer	—	—	(5,081)
Payment of expenses related to exchange offer	—	—	(5,031)

Net cash (used in) provided by financing activities	(19,234)	17,345	(15,999)

Net cash provided by discontinued operations	989	744	3,374

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,310)	1,264	339

CASH AND CASH EQUIVALENTS, beginning of period	1,603	339	—

CASH AND CASH EQUIVALENTS, end of period	$293	$1,603	$339

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$3,986	$5,105	$7,362

Income taxes refunded	$(242)	$(167)	$(11,458)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of property through capital lease	$2,224	$—	$—

Value of warrant issued to stockholder in exchange for note payable origination	$—	$1,258	$—

Value of common stock and warrants issued in connection with note exchange offer and loan origination	$—	$—	$4,534

Value of common stock and warrants issued in connection with settlement of class action litigation	$—	$—	$1,910

Value of warrants issued to stockholders for providing credit support	$—	$—	$702

Value of common stock issued to third party for services	$—	$—	$631

     The accompanying notes are an integral part of these consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and Shares in Thousands, Except Per Share Data)

NOTE 1 — DESCRIPTION OF BUSINESS, LIQUIDITY, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

TIMCO Aviation Services, Inc. (the “Company”) is a Delaware corporation, which through its subsidiaries, provides aircraft maintenance, repair and overhaul (“MR&O”) services to commercial passenger airlines, air cargo carriers, aircraft leasing companies, maintenance and repair facilities and aircraft parts redistributors throughout the world. In July 2002, the Company sold its flight surface repair operation, Aerocell Structures. The results of this business are included in the accompanying consolidated results from continuing operations through the period of its sale. Also, in December 2000, the Company sold substantially all of the assets of its parts redistribution operation, new parts distribution operation and manufacturing operations, and in March 2004, the Company sold an office and warehouse facility located in Miramar, Florida which had been utilized by its parts redistribution operation. The results of operations for these businesses and the results of transactions subsequent to December 2000 related to the run-off of inventory and accounts receivables from the Company’s distribution operations are included in the accompanying consolidated statements of operations as discontinued operations. See Note 3 for further discussion.

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

In January 2005, the Company announced a tender offer to the holders of its 8% Senior Subordinated Convertible PIK Notes due 2006 (“New Senior Notes”) and to the holders of its 8% Junior Subordinated Convertible PIK Notes due 2007 (“Junior Notes”) to receive a 15% premium for agreeing to an early conversion of their Notes into shares of the Company’s authorized but unissued common stock. The indentures relating to the New Senior Notes and Junior Notes provide that unless the New Senior Notes and the Junior Notes are redeemed prior to their maturity, the New Senior Notes, including all previously issued PIK interest and all accrued but unpaid interest, will automatically convert at their maturity into 270,276 shares of common stock and the Junior Notes, including all previously issued PIK interest and all accrued but unpaid interest, will automatically convert at their maturity into 9,320 shares of common stock.

On March 8, 2005, the Company’s tender offer to the holders of its New Senior Notes and Junior Notes expired. As of the expiration of the tender offer, the Company had received tenders and related consents from holders of 47.0% in aggregate principal amount of the New Senior Notes and tenders and related consents from holders of 75.2% in aggregate principal amount of the Junior Notes.

At the closing of the offer, the Company issued 145,916 shares of its authorized but unissued common stock to the holders of the New Senior Notes who tendered in the offering (including 19,032 premium shares), 8,058 shares of its authorized but unissued common stock to the holders of the Junior Notes who tendered in the offer (including 1,051 premium shares), and 70,942 shares to LJH Ltd. (an entity controlled by the Company’s principal stockholder) in connection with its partial exercise of the LJH Warrant (defined below). After the closing of the offer, the Company has 256,558 shares outstanding and LJH, Ltd. owns approximately 57% of the outstanding common stock. See Note 13 for further information.

After consummation of the offer, $61,437 of New Senior Notes and $872 of Junior Notes remain outstanding. All such notes will convert at their maturity into an aggregate of 145,705 shares of the Company’s authorized but unissued common stock. Further, upon the conversion of the remaining New Senior Notes and Junior Notes into shares of common stock at their maturity, LJH Ltd. will receive an additional 62,445 shares of common stock upon the final exercise of the LJH Warrant. At such time, the Company will have 464,707 shares of common stock outstanding and LJH Ltd. will own approximately 45% of the outstanding common stock.

LIQUIDITY

In April 2004, the Company refinanced all of its then outstanding senior debt. On April 8, 2004, the Company closed on an agreement with the CIT Group in which the Company obtained a $35,000 senior secured revolving line of credit (the “CIT Group Revolving Line of Credit”) and a $6,400 senior secured term loan (the “CIT Group Term Loan”, and collectively with the CIT Group Revolving Line of Credit, the “CIT Group Credit Facility”). The CIT Group Credit Facility matures on December 31, 2007. Effective on the same date, the Company obtained an $8,000 senior secured term loan from Hilco Capital LP (the “Hilco Term Loan”) and refinanced the $14,412 of aggregate term debt due to its principal stockholder. In addition, on March 31, 2004, the Company sold its office and warehouse facility located in Miramar, Florida and used the proceeds to repay in full the Company’s TROL financing obligation ($23,824 as of March 31, 2004). For details of these events, see Notes 3 and 4.

For the year ended December 31, 2004, the Company incurred a loss from continuing operations of $667. The Company also had a net stockholders’ deficit as of December 31, 2004 and continued to require additional cash flow above amounts currently being provided from operations to meet its working capital requirements. Additionally, at certain times during 2002, and during the quarter ended March 31, 2003, the Company was out of compliance with the financial covenants contained in its then existing Amended Credit Facility and Tax Retention Operating Lease (“TROL”) financing arrangements. The Company, however, has obtained a waiver of non-compliance with all financial covenants and thereby cured these covenant violations. See Note 4 for particulars.

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

The Company is highly leveraged and has significant obligations under its outstanding debt and lease agreements. As a result, significant amounts of cash flow from operations are needed to make required payments of the Company’s debt and lease obligations, thereby reducing funds available for other purposes. Even if the Company is able to meet its debt service and other obligations when due, the Company may not be able to comply with the covenants and other provisions under its debt instruments. A failure to comply, unless waived by the lenders, would be an event of default and would permit the lenders to accelerate the maturity of these debt obligations. It would also permit the lenders to terminate their commitments to extend additional credit under their financing agreements. Our senior credit facilities provide for the termination of the financing agreements and repayment of all obligations in the event of a material adverse change in the Company’s business, as defined. If the Company was unable to meet its obligations under its debt instruments, or if the Company could not obtain waivers of defaults under any such agreements (including defaults caused by the failure to meet financial covenants), the lenders could proceed against the collateral securing these financing obligations and exercise all other rights available to them. While the Company expects that it will be able to make all required debt payments and meet all financial covenants in 2005, there can be no assurance that it will be able to do so.

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

RECLASSIFICATIONS

Certain amounts in the 2002 and 2003 financial statements have been reclassified to conform with the 2004 presentation.

CASH AND CASH EQUIVALENTS

The Company considers all deposits with an original maturity of three months or less to be cash equivalents.

REVENUE RECOGNITION

Revenues from aircraft maintenance services are recognized and unbilled receivables are recorded based upon the percentage of completion method. Unbilled receivables are billed on the basis of contract terms (which are generally on completion of an aircraft) and deliveries. The Company recognizes revenue within its engine facility upon shipment of the overhauled engine. Also, the Company exchanges rotable parts in need of service or overhaul for new, overhauled or serviceable parts in its inventory for a fee. Fees on exchanges are recorded as sales at the time the unit is shipped. In addition, gain on sales of equipment on lease is included in other operating revenue in the accompanying consolidated statements of operations.

ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

The Company provides MR&O services to commercial airlines, air cargo carriers, distributors, maintenance facilities, corporate aircraft operators and other companies. The Company performs periodic credit evaluations of its customers’ financial conditions and provides allowances for doubtful accounts as required. Accrued sales not billed for aircraft maintenance services are billed on the basis of contract terms (which are generally on completion of an aircraft) and deliveries. Accrued sales not billed amounted to $11,601 and $11,247 at December 31, 2004 and 2003, respectively, and are included in accounts receivable in the accompanying consolidated balance sheets. Additionally, billings in excess of costs approximated $3,453 and $2,275 at December 31, 2004 and 2003, respectively, and are included in other current liabilities in the accompanying consolidated balance sheets.

The Company’s top ten customers accounted for approximately 78.2%, 75.9%, and 81.6% of operating revenues, respectively, for the years ended December 31, 2004, 2003 and 2002. One customer accounted for 28.2%, 26.0%, and 23.9%, a second customer accounted for 14.0%, 17.1%, and 18.3%, a third customer accounted for 11.7%, 7.6%, and 3.1%, a fourth customer accounted for 4.3%, 6.6%, and 11.9%, and a fifth customer accounted for 3.3%, 5.7%, and 10.5%, of operating revenues for the years ended December 31, 2004, 2003 and 2002, respectively. No other customer accounted for more than 10% of operating revenues during fiscal years 2004, 2003 and 2002. While the relative significance of any particular customer varies from period to period, the loss of, or significant curtailments of purchases of our services by, one or more of our significant customers at any time, would adversely affect our revenue and cash flow.

As of December 31, 2004, one customer accounted for 24.2%, a second customer accounted for 14.4%, and a third customer accounted for 10.6% of accounts receivable. As of December 31, 2003, one customer accounted for 20.3%, a second customer accounted for 14.4%, a third customer accounted for 14.2%, and a fourth customer accounted for 10.6% of accounts receivable. In each case, the largest customer is an airline that is currently in a proceeding under Chapter 11 of the United States Bankruptcy Code. As a result of these and other credit exposures identified within our customer base (including exposures relating to the pre-bankruptcy operations of the Company’s largest customer), during the fourth quarter of 2002 the Company recorded an additional bad debt provision of approximately $1,300.

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

At December 31, 2004 and 2003, inventories consisted of the following:

	2004	2003
Finished goods	$14,274	$14,268
Work in progress	6,455	10,136
Raw materials	1,515	1,320

	$22,244	$25,724

The Company records a write-down to inventory to reduce the carrying value of its inventory to the lower of cost or market value. In determining fair value, the Company assumes that its inventory will be utilized in the normal course of business and not on a liquidation basis. Such inventory may be held for periods beyond one year. Provisions for reduction of inventory values during 2004, 2003, and 2002 were $1,936, $265, and $8,334, respectively.

EQUIPMENT ON LEASE

The Company previously leased equipment to customers in the airline industry on a worldwide basis through noncancellable operating leases ranging from one to ten year terms. Operating lease income was been recognized on a straight-line basis over the term of the underlying leases and was included in other operating revenue in the accompanying consolidated statements of operations. The cost of equipment on lease is amortized, principally on a straight-line basis, to the estimated remaining net realizable value over the shorter of the lease term or the economic life of the equipment. The Company has fully liquidated its leased assets portfolio as of December 31, 2003, with all equipment leases expiring, and the Company is no longer in the equipment leasing business. Amortization expense on leased equipment amounted to $0, $0, and $360, respectively, for the years ended December 31, 2004, 2003 and 2002.

FIXED ASSETS, NET

Fixed assets are stated at cost, and at December 31, 2004 and 2003, consisted of the following:

	Depreciable Life	2004	2003
Capitalized lease assets	25 & 40 years	$6,215	$29,617
Machinery and equipment	3 to 7 years	39,869	36,809
Furniture and fixtures	3 to 5 years	2,484	2,453
Leasehold improvements	Shorter of lease term or useful life	30,725	30,818

		79,293	99,697
Accumulated depreciation		(48,756)	(44,597)

		$30,537	$55,100

For financial reporting purposes, the Company provides for depreciation of fixed assets using the straight-line method at annual rates sufficient to amortize the cost of the assets less estimated salvage values over the assets’ estimated useful lives. Maintenance and repair expenditures are charged to expense as incurred, and expenditures for improvements and major renewals are capitalized. The carrying amounts of assets which are sold or retired and the related accumulated depreciation are removed from the accounts in the year of disposal, and any resulting gain or loss is reflected in the statement of operations. Depreciation expense, included within continuing and discontinued operations, amounted to $5,229, $5,514, and $5,170 for the years ended December 31, 2004, 2003 and 2002, respectively.

Impairments of long-lived assets are recognized when events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable and the Company’s estimate of undiscounted cash flows over the assets’ remaining estimated useful life are less than the assets’ carrying value. Measurement of the amount of impairment may be based upon appraisals, market values of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset. Throughout fiscal years 2004, 2003 and 2002, the Company has reviewed the carrying value of long-term fixed assets for impairment and has concluded that the estimated future operating cash flows anticipated to be generated during the remaining life of these assets support the current net carrying value of these assets, thus, no impairment charges have been recorded for such periods.

INTANGIBLE ASSETS

Costs associated with obtaining financing are included in the accompanying consolidated balance sheets as deferred financing costs and are being amortized over the terms of the loans to which such costs relate. Amortization of deferred financing costs included in continuing operations for the years ended December 31, 2004, 2003 and 2002 was $1,172, $2,867, and $5,527, respectively, and is included in interest expense in the accompanying consolidated statements of operations. During 2004, as a result of the Company’s refinancing activities (see Note 4), the Company expensed approximately $145 of deferred financing costs. This expense, which related to the Amended Credit Facility, is included in interest expense within the accompanying consolidated statement of operations for the year ended December 31, 2004. Also during 2002, in conjunction with the Company’s capital and equity restructuring (see Note 9), deferred financing costs of $2,728 were written off. In accordance with SFAS No. 15, this charge was included as a reduction to the gain on restructuring of debt that was recorded and included within the accompanying consolidated statement of operations for the year ended December 31, 2002. The cost and accumulated amortization of deferred financing costs as of December 31, 2004 and 2003 is as follows:

	2004	2003
Original basis	$7,447	$4,457
Accumulated amortization	(4,184)	(2,867)

	$3,263	$1,590

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Intangible Assets.” SFAS No. 142 eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with defined lives and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 applies to goodwill and intangible assets arising from transactions completed before and after the Statement’s effective date of January 1, 2002 and requires that goodwill no longer be amortized, but tested for impairment at least annually. As a result of the adoption of SFAS No. 142, the Company recorded no goodwill amortization for the years ended December 31, 2004, 2003 or 2002. At December 31, 2004, the Company had goodwill of $26,124, which is subject to the new impairment tests prescribed under the statement. The Company adopted SFAS No. 142 on January 1, 2002. In accordance with SFAS No. 142, the Company has elected July 31st as it annual impairment assessment date. The Company has completed its initial impairment assessment as of January 1, 2002, and its annual impairment assessments as of July 31, 2002, July 31, 2003 and July 31, 2004, and has concluded that no impairment charge was required. Absent a significant change in the Company’s operating environment, the Company’s assessment of goodwill impairment will next be re-evaluated as of July 31, 2005 (the annual assessment date).

CUSTOMER DEPOSITS

In the normal course of its business, the Company receives payments from customers in excess of costs that it has expensed on contracts. These deposits do not typically extend beyond a short-term period.

DEFERRED INCOME

As discussed in Note 5, during 2002 the Company sold the real estate and fixtures at one of its locations to the Company’s principal stockholder. Simultaneous with this sale, the Company entered into a lease agreement with the principal stockholder for significantly all of these assets. As the lease agreement qualifies for sale-leaseback accounting, the Company has deferred the gain on sale of approximately $1,700 and will amortize this gain to income over the 10-year term of the lease agreement. The unamortized deferred income as of December 31, 2004 and 2003, which approximated $1,305 and $1,473, respectively, is reflected as deferred income within the accompanying consolidated balance sheets.

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

STOCK COMPENSATION PLANS

As permissible under SFAS No. 123, “Accounting For Stock-Based Compensation,” the Company currently accounts for all stock-based compensation arrangements using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued To Employees,” as interpreted by Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting For Certain Transactions Involving Stock Compensation”. Accordingly, no compensation cost is currently recognized for stock option awards granted to employees at or above fair market value.

The following table illustrates the effects on net income and earnings per share if the Company had applied the fair value recognition of FASB Statement No. 123 to stock-based employee compensation:

	Years Ended December 31,
	2004	2003	2002
Net income (loss) – as reported	$913	$(261)	$7,022
Additional expense	(247)	(703)	(2,391)
Net income (loss) – pro forma	666	(964)	4,631
Net income (loss) per share, basic – as reported	0.03	(0.01)	0.27
Net income (loss) per share, diluted – as reported	0.03	(0.01)	0.03
Net income (loss) per share, basic – pro forma	0.02	(0.03)	0.18
Net income (loss) per share, diluted – pro forma	0.02	(0.03)	0.02

INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under SFAS 109, deferred tax assets or liabilities are computed based upon the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability from period to period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance would be included in the provision for deferred income taxes in the period of change. See Note 7.

FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and customer deposits approximate fair value due to the short maturity of the instruments and the provision for what management believes to be adequate reserves for potential losses. Management believes the fair values of the CIT Group Revolving Line of Credit, CIT Group Term Loan, the Hilco Term Loan, and capital leases approximate the carrying amounts of the obligations in the accompanying consolidated balance sheets because management believes the interest rate of those obligations to be fair market interest rates. At December 31, 2004, the aggregate carrying value of the New Senior Notes, Old Senior Notes, Junior Notes, and term loan to related party, approximated $149,973, while the fair value of these obligations approximated $155,734.

COMPREHENSIVE INCOME (LOSS)

For all periods presented, comprehensive income (loss) is equal to net income or loss.

SEGMENT REPORTING

The Company operates its businesses as a single segment: airline MR&O services.

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities”. This Interpretation was subsequently revised in December 2003. This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. An enterprise shall consolidate a variable interest entity, as defined, if that enterprise has a variable interest that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. Based on the revision performed in December 2003, this Interpretation became effective for the Company beginning with the first quarter of fiscal 2004 (ending March 31, 2004). The Company has adopted this Interpretation with no material impact on the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment”, which is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation”. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (Revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and will be adopted by the Company during the third quarter of 2005 (ending September 30, 2005). The Company has not completed its assessment of the impact, if any, that this Statement will have on its results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and will be adopted by the Company on January 1, 2006. The Company has not completed its assessment of the impact, if any, that this Statement will have on its financial position or results of operations.

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

The Company financed its purchase of Brice through a $1,300 loan from the Company’s principal stockholder. The principal stockholder also agreed to loan the Company additional amounts equal to the Company’s costs relating to the Brice acquisition and amounts required to fund any monthly shortfalls of earnings before interest, taxes, depreciation and amortization (EBITDA) from Brice’s operations (the “Keepwell” agreement). From the date of acquisition through May 14, 2003, there was approximately $60 of funding requirements. The Company’s note to its principal stockholder was unsecured, bore interest at LIBOR plus 5.5% and was due on the earlier of January 31, 2004 or the termination of the revolving credit facility. This loan has been modified during 2003 and 2004. See Note 4.

NOTE 3—SALE OF ASSETS AND OPERATING ENTITIES

In March 2004, the Company sold an office and warehouse facility located in Miramar, Florida that had previously been used in its parts redistribution operation for a sales price of $26,000. See Note 4 for particulars of this sales transaction and resulting repayment of the Company’s TROL financing that was secured by the assets of this facility. The Company recorded the gain from its sale of the Miramar facility along with the related rental income, depreciation expense and interest expense within income from discontinued operations. Additionally, rental income, depreciation expense and interest expense for the years ended December 31, 2003 and 2002 have been reclassified to income from discontinued operations within the accompanying consolidated statements of operations.

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

During fiscal year 2003, the Company recognized income from discontinued operations of approximately $2,770 resulting from the elimination and settlement of contingency exposures and obligations relating to its parts redistribution operations and new parts bearings operations, both of which were sold in December 2000, based on a current evaluation of these exposures.

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

For all contingency exposures relating to the sale of Aerocell, which included working capital adjustments and inventory repurchases, the Company recorded certain accruals as of December 31, 2002, in the aggregate amount of $455. During fiscal 2003, however, the Company entered into an agreement that globally settled all unresolved purchase price issues and inventory repurchase obligations. As part of this settlement, the Company released approximately $350 of the funds held in escrow to the purchaser. Further, as a result of the settlement, the Company was released from all contingencies for working capital adjustments and inventory repurchases. In light of the settlement, during fiscal 2003 the Company reversed all accruals for contingency exposures and received the net cash amount of the escrow funds (approximately $115). The total gain resulting from the settlement ($570) has been reflected within other income – net in the accompanying consolidated statement of operations for the year ended December 31, 2003.

During 2000, the Company sold substantially all of the assets of its parts redistribution operation, its new parts distribution operation and its manufacturing operations. See the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 for particulars of the sales of these operations. In July 2002, the Company closed on the transactions contemplated by the Post-Closing Resolution Agreement, dated as of June 10, 2002 (the “PCRA”) between the Company and Kellstrom. This settlement resolved and settled globally outstanding disputes between the Company and Kellstrom (the “Settlement”) relating to matters arising out of the Company’s December 2000 sale of substantially all of the assets of its redistribution operation to Kellstrom.

As part of the Settlement:

a.	Kellstrom purchased certain furniture, fixtures and equipment (“FF&E”), approximately $7,700, net, from Aviation Sales Distribution Services Company (“ASDC”), a subsidiary of the Company, which equipment was being used by Kellstrom in the operation of its business;

b.	Kellstrom “put” certain uncollected, fully reserved accounts receivable, which were sold by ASDC to Kellstrom as part of the sale of the assets of the redistribution operation to the Company in accordance with the terms of the Asset Purchase Agreement, dated December 1, 2000, among Kellstrom, the Company and ASDC (the “APA”);

c.	Kellstrom and the Company resolved outstanding purchase price adjustment disputes under the APA;

d.	The Company and Kellstrom settled and setoff amounts (approximately $1,200) due and owing in the ordinary course between Kellstrom and the Company, including certain rental amounts owed by Kellstrom under the Miramar Lease (defined below);

e.	Kellstrom’s sub-lease (the “Miramar Lease”) of the Company’s previously owned 525,000 square foot Miramar, Florida warehouse and office facility (the “Miramar Facility”) was amended (the “Amended Kellstrom Lease”) to provide for a term of twenty (20) years with an annual minimum rental of $2,750 for the first five years, $3,000 for years six through ten and at fair market value thereafter (all subject to CPI increases). Further, the Amended Kellstrom Lease provided Kellstrom with a one-time right to terminate the Amended Kellstrom Lease upon the completion of the 7th lease year after the closing of the Settlement (See discussion above and within Note 4 for particulars of the sale of this warehouse and office facility);

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

The closing of the Settlement resulted in a net cash payment to the Company of approximately $400. For the year ended December 31, 2002, the Company recorded a gain of $1,600 for the Settlement transactions described above. This gain has been included within other income, net ($700) and income from discontinued operations ($900) within the accompanying consolidated statement of operations.

A summary of the assets and liabilities of the discontinued operations as of December 31, 2004 and 2003 is as follows:

	2004	2003
Accounts receivable, net	$12	$5
Inventories, net	—	—
Fixed assets at net realizable value	—	454

Assets of discontinued operations	12	459

Accounts payable and accrued expenses	—	(228)
Notes payable	—	(50)

Liabilities of discontinued operations	$—	$(278)

The above asset amounts are net of valuation allowances of $4,971 and $5,015 as of December 31, 2004 and 2003, respectively.

NOTE 4—LONG-TERM DEBT

Long-term debt at December 31, 2004 and 2003 consisted of the following:

	2004	2003
New Senior Subordinated Notes, due in 2006 interest (paid-in-kind) at 8.000% (“New Senior Notes”)	$115,800	$115,800
Old Senior Subordinated Notes, due in 2008 interest at 8.125% (“Old Senior Notes”)	16,247	16,247
Junior Subordinated Notes, due in 2007 interest (paid-in-kind) at 8.000% (“Junior Notes”)	3,514	3,063
Term loan with a related party, due in 2008 interest paid-in-kind at 12.000% and cash at 6.000%	14,412	—
The CIT Group Revolving Line of Credit, due in 2007 interest at Prime and/or Libor plus an advance rate (4.940%)	11,692	—
The CIT Group Term Loan, due in 2007 interest at the prevailing rate of the CIT Group Revolving Line of Credit plus 1.000% (5.940%)	6,109	—
Hilco Term Loan, due in 2007 interest at Prime plus an advance rate (10.250%)	8,000	—
Tax Retention Operating Lease Financing, due in 2005 interest at Prime plus 3.250% to 4.000 (7.250% to 8.000%) (“TROL”)	—	23,824
Amended Revolving Credit Facility, due in 2004 interest at Prime plus 3.000% (7.000%)	—	14,705
Term loan with a related party, due in 2006 interest (paid-in-kind) at 16.000%	—	8,250
Amended BofA Term Loan, due in 2004 interest at LIBOR plus 2.000% (3.380%)	—	5,000
Amended senior term loan with a financial institution, due in 2004, interest at 12%	—	3,500

Total debt	175,774	190,389

Less – Current maturities	12,856	16,267

Total long-term debt	$162,918	$174,122

The aggregate maturities of long-term debt for the five years subsequent to December 31, 2004 are $12,856, $116,964, $15,295, $30,659, and $0 thereafter. See Note 13. However, $115,800 of the 2006 maturities and $3,514 of the 2007 maturities are instruments that automatically convert into common stock at their maturity unless otherwise redeemed by the Company for cash and securities prior to that date.

8% SENIOR SUBORDINATED CONVERTIBLE PIK NOTES DUE 2006

On February 28, 2002, in connection with the note exchange portion of the restructuring (see Note 9), the Company issued $100,000 face value in aggregate principal amount of 8.0% senior subordinated convertible paid-in-kind (“PIK”) notes (“New Senior Notes”), which mature on December 31, 2006. The New Senior Notes bear interest from the date of issuance and are payable at the Company’s option either in cash or paid-in-kind through the issuance of additional New Senior Notes semiannually on June 30 and December 31 of each year. If the Company does not pay interest in cash as of an interest payment date, the Company will automatically be deemed to have paid such interest in-kind and additional New Senior Notes in the amount of such interest payment will automatically be deemed to be outstanding from such date forward.

The New Senior Notes are general unsecured obligations and are subordinated in right of payment to all current and future senior debt. The New Senior Notes are fully and unconditionally guaranteed by substantially all of the Company’s existing subsidiaries and each subsidiary that will be organized in the future by the Company, unless such subsidiary is designated as an unrestricted subsidiary. Subsidiary guarantees are joint and several, full and unconditional, general unsecured obligations of the subsidiary guarantors. Additionally, there are no significant restrictions that would preclude the parent company from obtaining funds, either through loan or dividend, from the subsidiary guarantor. Subsidiary guaranties are subordinated in right of payment to all existing and future senior debt of subsidiary guarantors, including the CIT Group Credit Facility and the Hilco Term Loan, and are also effectively subordinated to all secured obligations of subsidiary guarantors to the extent of the assets securing their obligations, including the CIT Group Credit Facility, the Hilco Term Loan and the $14,412 related party term loan.

The indenture for the New Senior Notes (i) permits the Company to incur indebtedness equal to the greater of $95,000 or an amount that satisfies a fixed charge coverage ratio of 2.25 to 1.00, (ii) requires the Company, upon a change of control or certain asset sales, to repurchase the New Senior Notes at a price equal to the redemption price which the Company would be obligated to pay if it redeemed the New Senior Notes on the date of the change of control or asset sale; and (iii) does not contain a provision requiring acceleration of any premium due upon acceleration of the New Senior Notes upon an event of default by reason of any willful action (or inaction) taken (or not taken) by the Company with the intention of avoiding the prohibition on the redemption of New Senior Notes.

The New Senior Notes are redeemable for cash at the Company’s option at the following percentages of par plus accrued interest on the par value through the date of redemption: 2005 — 75.625% and 2006 — 77.5%. The New Senior Notes also provide that the holders will receive an aggregate of 3,003 shares of common stock if the New Senior Notes are redeemed in 2005 or 2006.

If the New Senior Notes have not already been redeemed or repurchased, the New Senior Notes, including those New Senior Notes previously issued as paid-in-kind interest and all accrued but unpaid interest, will automatically convert on December 31, 2006 into an aggregate of 270,276 shares of common stock. Holders of New Senior Notes will not receive any cash payment representing principal or accrued and unpaid interest upon conversion; instead, holders will receive a fixed number of shares of common stock and a cash payment to account for any fractional shares.

See Note 13 for information about the Company’s recently completed tender offer to the holders of the New Senior Notes.

8 1/8% SENIOR SUBORDINATED NOTES DUE 2008

In 1998, the Company sold $165,000 of senior subordinated notes (“Old Senior Notes”) with a coupon rate of 8.125% at a price of 99.395%, which mature on February 15, 2008. On February 28, 2002, $149,000 face value of these notes were cancelled as part of the note exchange in exchange for cash and securities, and substantially all of the covenant protection contained in the indenture relating to the remaining Old Senior Notes was extinguished. As a result of the exchange offer and consent solicitation, $16,247 in aggregate principal amount, net of discount, of Old Senior Notes remain outstanding at December 31, 2004 and 2003. See Note 9 for a description of the note exchange. Interest on the Old Senior Notes is payable on February 15 and August 15 of each year. The Old Senior Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt, including indebtedness outstanding under the CIT Group Credit Facility and the Hilco Term Loan, and under facilities that may replace such facilities in the future, and to the $14,412 related party term loan and the New Senior Notes. In addition, the Old Senior Notes are effectively subordinated to all secured obligations to the extent of the assets securing such obligations, including the CIT Group Credit Facility, the Hilco Term Loan, and the $14,412 related party term loan.

The Old Senior Notes are fully and unconditionally guaranteed, on a senior subordinated basis, by substantially all of the Company’s existing subsidiaries and each subsidiary that will be organized in the future by the Company, unless such subsidiary is designated as an unrestricted subsidiary. Subsidiary guarantees are joint and several, full and unconditional, general unsecured obligations of the subsidiary guarantors. Additionally, there are no significant restrictions that would preclude the parent company from obtaining funds, either through loan or dividend, from the subsidiary guarantors. Subsidiary guarantees are subordinated in right of payment to all existing and future senior debt of subsidiary guarantors, including the CIT Group Credit Facility, Hilco Term Loan, the $14,412 related party term loan and the New Senior Notes, and are also effectively subordinated to all secured obligations of subsidiary guarantors to the extent of the assets securing their obligations, including the CIT Group Credit Facility, the Hilco Term Loan, and the $14,412 related party term loan.

The Old Senior Notes are redeemable, at the Company’s option, in whole or in part, at any time after February 15, 2003, at the following redemption prices, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date: (i) 2005—101.354% and (ii) 2006 and thereafter—100%. Upon the occurrence of a change in control, the Company will be required to make an offer to repurchase all or any part of each holder’s senior subordinated notes at a repurchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the repurchase date. There can be no assurance that the Company will have the financial resources necessary to purchase the senior subordinated notes upon a change in control or that such repurchase will then be permitted under the CIT Group Credit Facility or any senior facility that replaces the CIT Group Credit Facility in the future.

8% JUNIOR SUBORDINATED CONVERTIBLE PIK NOTES DUE 2007

As discussed in Note 6, the Company’s settlement of its outstanding class action litigation became effective on September 20, 2002. As part of this settlement, the Company issued $4,000 face value in aggregate principal amount of the Company’s new junior subordinated convertible PIK notes (“Junior Notes”). These notes bear interest at 8% and mature on January 2, 2007. The Junior Notes bear interest from September 20, 2002 and are payable at the Company’s option either in cash or paid-in-kind through the issuance of additional notes semiannually on June 30 and December 31 of each year. If the Company does not pay interest in cash as of an interest payment date, the Company will automatically be deemed to have paid such interest in-kind and additional Junior Notes in the amount of such interest payment will automatically be deemed to be outstanding from such date forward. The Junior Notes have been recorded as of September 20, 2002 (the effective date) at their then current redemption value of $2,500. The discount is being accreted to the maturity redemption value, due in January 2007, of approximately $4,400. The Junior Notes are general unsecured obligations and are subordinated in right of payment to all current and future senior debt, including the Company’s CIT Group Credit Facility and the Hilco Term Loan, to the $14,412 related party term loan, and to the New Senior Notes and the Old Senior Notes.

The Junior Notes are redeemable for cash at the Company’s option at the following percentages of par plus accrued interest on the par value through the date of redemption: 2005 — 75.625% and 2006 — 77.5%. The Junior Notes also provide that the holders will receive an aggregate of 104 shares of common stock if the Junior Notes are redeemed in 2005 or 2006.

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

See Note 13 for information about the Company’s recently completed tender offer to the holders of the Junior Notes.

TAX RETENTION OPERATING LEASE (TROL) FINANCING

The Company’s TROL financing arrangement was originally utilized to develop two facilities: (i) a corporate headquarters and warehouse facility to house the Company’s redistribution operation, which was being subleased to Kellstrom after the sale of that business to Kellstrom in 2000, and (ii) a facility to house the Company’s Caribe operations, which were sold in May 2001. Substantially all of the Company’s subsidiaries had guaranteed the Company’s obligations under the TROL financing arrangement. Payments were at a rate of Prime plus 3.25% to 4.00% and the Company was responsible for all property taxes, insurance and maintenance of the property. Under the terms of the Amended TROL Financing Agreement, entered into in July 2002, the maturity date of the TROL financing was extended until June 30, 2005 and the base monthly rental under the TROL was increased to the greater of: (i) the amount being received by the Company under its sublease for the Company’s Miramar facility plus, commencing July 1, 2003, an additional monthly payment by the Company, or (ii) $210.

On February 5, 2004, the Company entered into a definitive agreement to sell its office and warehouse facility, and on March 31, 2004, the Company closed on the sale contemplated by this definitive agreement. The gross sales price was $26,000. The proceeds of the sale were used to repay in full the TROL financing obligation ($23,824). The balance, net of transaction expenses and other Miramar property related expenses which the Company was obligated to pay, which approximates $320, was used to repay amounts outstanding under the Amended Term Loan (which repayment occurred in April 2004 as part of Company’s refinance of all of its senior debt obligations. See SENIOR CREDIT FACILITIES below). Additionally, as a result of this sale, the Company recognized a gain on disposal of fixed assets of $825. This gain is included within income from discontinued operations, net of income taxes within the accompanying consolidated statements of operations for the year ended December 31, 2004. Finally, as was required under the Company’s previous senior credit facility, in February 2004, the Company entered into an amendment and limited waiver agreement with its previous senior lenders for the purpose of releasing the Miramar facility for sale.

SENIOR CREDIT FACILITIES

Commencing January 30, 2004, the Company entered into a series of two amendments and limited waiver agreements pursuant to which the maturity date of the Company’s then existing senior revolving credit and term loan facilities, which were scheduled to mature on January 31, 2004, were extended until July 31, 2004. Through these series of amendments and limited waiver agreements, the Company temporarily extended its senior revolving credit facility and term loan (the “Amended Credit Agreement”). Under the Amended Credit Agreement, the Company had a $30,000 senior secured revolving line of credit (the “Amended Revolving Credit Facility”) and a $3,500 senior secured term loan (the “Amended Term Loan” and collectively with the Amended Revolving Credit Facility, the “Amended Credit Facility”). Borrowings under the Amended Credit Facility were secured by a lien on substantially all of the Company’s assets and the borrowing base consisted primarily of certain of the Company’s account receivables, inventory, and machinery and equipment. The interest rate on the Amended Revolving Credit Facility was, at the Company’s option, (a) Prime plus 3% per annum, or (b) LIBOR plus 4.5% per annum. The interest rate on the Amended Term Loan was 12% per annum. Also at certain times during fiscal 2002 and during the first quarter of 2003, the Company was not in compliance with certain covenants contained in the Amended Credit Agreement. The senior lenders, however, waived, and in some instances, amended all such events of non-compliance and as of December 31, 2002 and March 31, 2003, the Company was in compliance with all covenant requirements as amended.

On April 8, 2004, the Company closed on a refinancing of all of its senior debt as contemplated by a financing agreement dated April 5, 2004 between the Company and the CIT Group. Under this financing agreement, the Company obtained the CIT Group Revolving Line of Credit, which is a $35,000 senior secured revolving line of credit, and the CIT Group Term Loan, which is a $6,400 senior secured term loan. The Company used the proceeds from the CIT Group Credit Facility to repay in full amounts outstanding under its Amended Revolving Credit Facility, to repay the warrant repurchase obligation due to a previous lender (as described in Note 6-OTHER MATTERS) and for working capital.

The CIT Group Revolving Line of Credit is due December 31, 2007 and bears interest, at the Company’s option, at (a) Prime plus an advance rate ranging from 0.00% to 0.75%, or (b) LIBOR plus an advance rate ranging from 2.50% to 4.00%, with the advance rates contingent on the Company’s leverage ratio. The Company has currently elected both Prime and LIBOR options for portions of the outstanding revolving line of credit. Also, in accordance with the requirements of EITF 95-22, the Company has presented this revolving line of credit as a short-term obligation. The CIT Group Term Loan is due in quarterly installments of $291, commencing on October 1, 2004, with the final quarterly installment due on December 31, 2007. The CIT Group Term Loan bears interest at the prevailing rate of the CIT Group Revolving Line of Credit plus one percent. Also, the CIT Group Credit Facility contains certain financial covenants regarding the Company’s financial performance and certain other covenants, including limitations on the incurrence of additional debt, and provides for the termination of the CIT Group Credit Facility and repayment of all debt in the event of a change in control, as defined. In addition, an event of default under the Hilco Term Loan (described below) will also result in a default under the CIT Group Credit Facility. Borrowings under the CIT Group Credit Facility are secured by a lien on substantially all of the Company’s assets. Borrowings under the CIT Group Revolving Line of Credit are based on a borrowing base formula that takes into account the level of the Company’s receivables and inventory. Further, the amounts that the Company can borrow under the CIT Group Revolving Line of Credit are affected by various availability reserves that are established by the lenders under the financing agreement, and the Company’s borrowings under the CIT Group Revolving Line of Credit are limited based on the ratio of the Company’s debt to EBITDA. Finally, the agreement relating to the CIT Group Revolving Line of Credit requires that at the time of each additional borrowing, the Company must make various representations and warranties to its lenders regarding its business (including several reaffirming that there have been no changes in the status of specific aspects of the Company’s business that could reasonably be expected to have a material adverse effect upon the business operation, assets, financial condition or collateral of the Company and its subsidiaries taken as a whole), and be in compliance with various affirmative and negative covenants, all as more particularly set forth in the agreement. As of December 31, 2004, the outstanding aggregate amount borrowed under the CIT Group Revolving Line of Credit was $11,692, the outstanding CIT Group Term Loan was $6,109, the amount of outstanding letters of credit under the CIT Group Revolving Line of Credit was $11,064, and $9,891 was available for additional borrowing under the CIT Group Revolving Line of Credit.

Additionally, simultaneous with its obtaining the CIT Group Credit Facility, the Company obtained the Hilco Term Loan, which is an $8,000 term loan, from Hilco Capital LP. The Company used the proceeds from the Hilco Term Loan to repay amounts outstanding under its Amended Revolving Credit Facility and Amended Term Loan. The Hilco Term Loan matures on December 31, 2007 and bears interest at Prime plus an advance rate ranging from 3.00% and 6.00% with the advance rate contingent upon meeting (from time to time) a ratio of the Company’s secured debt to EBITDA. In addition, the Hilco Term Loan bears PIK interest ranging from 2.00% to 5.00% with the prevailing rate also being contingent upon the ratio of the Company’s level of secured debt to EBITDA. At no time during the term of this loan, however, will the combined cash and PIK interest rate be less then 9.00% nor greater then 18.00% per annum. Also, the Hilco Term Loan contains certain financial covenants regarding the Company’s financial performance and certain other covenants, including limitations on the incurrence of additional debt, and provides for the termination of the Hilco Term Loan and repayment of all debt in the event of a change in control, as defined. In addition, an event of default under the CIT Group Credit Facility (described above) will also result in a default under the Hilco Term Loan. Borrowings under the Hilco Term Loan are secured by a lien on substantially all of the Company’s assets.

In connection with the CIT Group Credit Facility and the Hilco Term Loan, the Company paid aggregate fees of approximately $2,858. These fees will be amortized as deferred financing fees over the term of the new loans. In addition, as a result of these financing activities, the Company has expensed approximately $145 of unamortized deferred financing costs in April 2004 which relate to the Amended Credit Facility.

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

Under these terms, this $5,000 related party term loan bore interest at the rate of LIBOR plus 2%. In April 2004, the Company refinanced all of its previously outstanding debt (principal plus accrued and unpaid interest), including this $5,000 term loan, with its principal shareholder. See NOTE PAYABLE TO RELATED PARTY below.

For providing credit support for the $5,000 BofA Term Loan, the Company, in September 2002, issued five-year warrants (exercisable upon grant) to purchase 750 shares of its unissued common stock at an exercise price of $1.05 per share to each of two individuals (warrants to purchase 1,500 shares of common stock in the aggregate), one of whom is the Company’s principal stockholder. Additionally, the Company paid approximately $50 in cash to both of these individuals. The Company recorded the value of these warrants (approximately $700) and the cash payment as deferred financing costs and amortized this amount to expense over the term of the $5,000 BofA Term Loan.

NOTE PAYABLE TO RELATED PARTY

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

As partial consideration for the funding of the $6,050 term loan, the Company issued a warrant (the “LJH Warrant”) to its principal stockholder to acquire, for nominal consideration, 30% of the Company’s outstanding common stock (on a fully-diluted basis) as of the day the warrant is exercised. The warrant is exercisable on or before January 31, 2007. The warrant valuation, as determined by an independent business valuation specialist through a fair market value assessment of the Company, was recorded at $1,258 as of May 14, 2003. The Company recorded the value of this warrant as deferred financing costs and was amortizing this amount to expense over a three-year period (the original period of this loan). As a result of the related party term loan refinancing described below, effective April 8, 2004 the Company reset the amortization period for the unamortized deferred financing balance and will amortize this amount over the term of the newly established related party term loan (January 31, 2008). In January 2005, the Company announced an offer for early conversion of its New Senior Notes and Junior Notes. As part of this offer, the Company’s principal stockholder agreed to certain amended terms with respect to the LJH Warrant. See Note 13 for specifics of this offer and the amended terms of the LJH Warrant.

In September 2003, the Company recorded a $900 obligation reflecting the Company’s purchase from its principal stockholder of the aircraft parts inventory located at the Goodyear facility (which inventory was acquired by the Company’s principal stockholder in the AMS bankruptcy proceedings; see Note 5).

In January 2004, the Company’s principal stockholder repaid the Company’s previously outstanding $5,000 term loan with BofA and continued to extend this loan to the Company under the same terms previously extended by BofA, except the maturity date was extended until July 31, 2004. See SENIOR CREDIT FACILITIES above for particulars.

On April 8, 2004, the Company combined all of its previously outstanding debt (principal plus accrued and unpaid interest) with its principal stockholder into a new $14,412 term loan due on January 31, 2008 (the “LJH Term Loan”). The LJH Term Loan combines the $1,300 loan relating to the Brice acquisition, the $6,050 related party term loan made in May 2003, the $900 obligation related to the AMS inventory purchase, the $5,000 loan which replaced the BofA term loan and PIK interest previously paid on these obligations. The LJH Term Loan bears interest at 18% per annum, 6% of which is payable in cash and the balance of which will be PIK. The LJH Term Loan is pari-passu with the New Senior Notes, but is secured by a lien on substantially all of the Company’s assets. The LJH Term Loan also contains cross acceleration provisions if the Company’s obligations to the CIT Group and Hilco are accelerated.

NOTE 5—RELATED PARTY TRANSACTIONS

An entity controlled by the Company’s principal stockholder purchases aircraft for resale and lease, and the Company provides aircraft maintenance service work to that entity. Services provided to that entity are charged at not less then the rates that would be charged for such services to an unaffiliated third party. During 2004 and 2003, the billings related to the services that were provided to such entity were approximately $2,884 and $588, respectively. The Company did not provide these services during 2002. In addition, during 2003 the Company utilized an aircraft owned by its principal stockholder. All usage fees were no greater then would be charged by an unaffiliated third party. Expenses associated with this usage were $33 in 2003. The Company did not use this aircraft during 2004 or 2002. At December 31, 2004, the Company had a net receivable from this entity of $1,644, of which $1,162 has been received subsequent to year-end.

During December 2002, an entity controlled by the Company’s principal stockholder acquired the operating assets of Aviation Management Systems, Inc. (“AMS”) located in Phoenix, Arizona. Additionally, this entity assumed a lease with the City of Phoenix for facilities previously leased by AMS at the Goodyear Airport. In April 2003, the Company entered into an operating sublease agreement with the principal stockholder to operate the business in the facilities that were previously leased to AMS. The term of the sublease is for three years with rental payments of $432 annually. Under the sublease agreement, the Company is also responsible for insurance, taxes and charges levied by the City of Phoenix under the new lease. In addition, as discussed within Note 4, the Company has agreed to increase its related party term loan by $900 reflecting the purchase from its principal stockholder of the aircraft parts inventory located at the Goodyear facility (which inventory was acquired by the Company’s principal stockholder in the AMS bankruptcy proceedings). Further, on April 4, 2004, the Company entered into an equipment lease with its principal stockholder with respect to certain equipment and tooling used at the Goodyear facility (which equipment and tooling had been acquired by the Company’s principal stockholder in the AMS bankruptcy proceedings). The lease, which is recorded as a capital lease, is for a two-year term and requires monthly payments of $74. Both the inventory sale and the equipment lease are believed to be on terms not less favorable to the Company than could be obtained from an unaffiliated third party.

During October 2002, the Company sold its real estate and fixtures located at the Company’s Aircraft Interior Design, Inc. (AID) operation in Dallas, Texas, to the Company’s principal stockholder. The gross sale price for these assets was approximately $2,400, which was the estimated fair market value, based on a third party appraisal, on the sale date. Simultaneous with this sale, the Company entered into an operating lease agreement with the principal stockholder for substantially all of these assets. The term of this lease is ten years. Annual rental payments are approximately $300 per year, with the Company being responsible for, among other things, taxes, insurance and utilities. The sale and resulting leaseback qualify for sale leaseback accounting pursuant to SFAS No. 98, “Accounting for Leases”. The Company has deferred the gain on sale of approximately $1,700 and is amortizing this gain to income over the term of the lease agreement as an offset to rent expense. Deferred income within the accompanying December 31, 2004 and 2003 consolidated balance sheets includes $1,305 and $1,473, respectively, relating to this sale leaseback transaction. Additionally, for the portion of the real estate that was not included within the subsequent lease agreement, the Company recorded a gain of approximately $100 for the year ended December 31, 2002.

During 2004, 2003, and 2002, the Company leased certain real property from entities controlled by one of its former directors and executive officers. These facilities were previously utilized as the headquarters of two of the Company’s MR&O operations. The Company has subsequently moved out of these facilities and at December 31, 2004 is liable on only one of the facility lease agreements. The Company has in turn subleased this facility to a third party. Prior to fiscal 2003, this sublease arrangement was for only a portion of the Company’s lease term. During 2003, however, this sublease arrangement was extended through the full original lease term. As a result of this sublease extension, the Company eliminated a $300 accrual previously established for the shortfall in the operating lease commitment and the amount of the original sublease income. The reversal of this accrual is reflected as a reduction to operating expenses for the year ended December 31, 2003. Additionally, during 2002, the Company utilized an aircraft owned by an entity controlled by this former director and executive officer. Payments for all of these items were approximately $274, $350, and $300 in 2004, 2003, and 2002, respectively.

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

See Note 4 for terms and conditions of the Company’s $14,412 related party term loan, which includes the $1,300 Brice acquisition loan, from its principal stockholder. Also see Note 4 for a description of debt guarantees by certain directors and principal stockholders. Finally, see Note 13 for an understanding as to the balance of New Senior Notes and Junior Notes previously held by the Company’s principal stockholder and tendered in the Company’s recently completed tender offer, as well as the warrant held by the principal stockholder

NOTE 6—COMMITMENTS AND CONTINGENCIES

LITIGATION AND CLAIMS

In 2000, several suits were filed against the Company, certain of its former officers and directors, and its former auditors, in the United States District Court for the Southern District of Florida. These suits, which were consolidated into a single lawsuit, alleged violations of Sections 11 and 15 of the Securities Act of 1933 (“Securities Act”) and Sections 10(b) and 20(a) of, and Rule 10b-5 under, the Securities Exchange Act of 1934 (“Exchange Act”). See the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 for particulars of this suit.

In May 2002, the Company entered into an agreement to settle the class action suit without any admission by the defendants of liability or wrongdoing. Under the settlement agreement, the fairness of which was approved by the District Court in August 2002, the Company has paid $11,500 in cash, all of which has been paid by the Company’s directors’ and officers’ liability insurance carrier, and has issued certain securities, as described, in full settlement of the claims. The securities issued are: (i) 1,250 shares of the Company’s authorized but unissued common stock, (ii) $4,000 of the Company’s new 8% Junior Subordinated Convertible PIK Notes due 2007 (with terms similar to, but structurally subordinated to, the New Senior Notes, and structurally subordinated to the Old Senior Notes), and (iii) five-year warrants to purchase 4,150 shares of the Company’s common stock at an exercise price of $5.16 per share, which are exercisable upon grant. The settlement became effective on September 20, 2002. All securities issued as part of the settlement have been presented within the accompanying consolidated financial statements as issued and outstanding as of September 20, 2002. For the year ended December 31, 2002, the Company recorded an aggregate charge of $4,410 related to the value of the securities issued in this settlement.

In November 2001, the Company had been sued by several former employees of its Oscoda, Michigan heavy airframe maintenance operation, on behalf of themselves and purportedly on behalf of a class of similarly situated employees, for alleged violations of the Worker Adjustment and Retraining Notification Act in connection with its spring 2001 temporary closure of that operation. The suit, which was filed in the U.S. District Court for the Eastern District of Michigan, sought back pay (including salary and accrued vacations) and other benefits for each of the affected employees for a sixty day period after such employees were terminated. In November 2002, the Company entered into a settlement agreement relating to this suit, for which the fairness of this settlement was approved by the U.S. District Court and by the former employees. As part of the settlement, the Company paid these former employees $1,150.

In the first quarter of 2000, the U.S. Securities and Exchange Commission initiated an inquiry into the Company’s accounting for certain transactions occurring prior to 2000. The Company cooperated fully with the SEC in its investigation. At this time, the Company believes that this matter has been concluded.

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

ENVIRONMENTAL MATTERS

The Company is taking remedial action pursuant to Environmental Protection Agency and Florida Department of Environmental Protection (“FDEP”) regulations at TIMCO-Lake City. Ongoing testing is being performed and new information is being gathered to continually assess the impact and magnitude of the required remediation efforts on the Company. During 2003, based upon the most recent cost estimates provided by environmental consultants, it was estimated that the total remaining testing, remediation and compliance costs for this facility was approximately $810. As a result, during 2003 the Company reduced its overall environmental exposure to $810 and recorded a $400 benefit by reducing a portion of this environmental accrual. This reduction was reflected as a offset to operating expenses for the year ended December 31, 2003. Additionally, during 2003 the Company secured an insurance policy to comply with the financial assurances required by the FDEP. During the 2004 fiscal year, the Company has proceeded with its remediation plan with no significant change in the estimated compliance costs and has maintained its insurance policy to comply with the financial assurances required by the FDEP.

Testing and evaluation for all known sites on TIMCO-Lake City’s property is completed and the Company has commenced a remediation program. The Company is currently monitoring the remediation, which will extend into the future. Based on current testing, technology, environmental law and clean-up experience to date, the Company believes that it has established an accrual for the estimated costs associated with its current remediation strategies. Additionally, there are other areas adjacent to TIMCO-Lake City’s facility that could also require remediation. The Company does not believe that it is responsible for these areas; however, it may be asserted that the Company and other parties are jointly and severally liable and are responsible for the remediation of those properties.

In addition to recording the $400 benefit as a result of revised environmental estimates by the Company’s environmental consultants for its Lake City facility (as discussed above), during 2003 the Company also eliminated a $264 environmental accrual that had been established for property sold in a prior year, as it was determined in 2003 that the Company no longer had any environmental exposures for this property.

Accrued expenses in the accompanying December 31, 2004 and 2003 consolidated balance sheets includes $800 and $810 related to obligations to remediate the environmental matters described above. Future information and developments will require the Company to continually reassess the expected impact of the environmental matters discussed above. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. These uncertainties include the extent of required remediation based on testing and evaluation not yet completed and the varying costs and effectiveness of remediation methods. In the opinion of management, the ultimate resolution of these environmental exposures will not have a material adverse effect upon the financial condition or results of operations of the Company.

OTHER MATTERS

In August 2004, the Company entered into a settlement agreement with a former customer of its Engine Center facility and its Oscoda, Michigan airframe facility that had previously filed for protection under Chapter 11 of the United States Bankruptcy Court. Pursuant to this former customer’s plan of reorganization, the Company will receive a pro rata portion of 7,000 shares of common stock in the reorganized company, which the level of common stock received will be based on the Company’s unsecured claim as compared to the total amount of all unsecured claims. While the amount of the Company’s unsecured claim has been settled, the total balance of unsecured claims has not been finalized. As such, the Company is currently not able to determine the amount of common stock that it will receive in the settlement. Once all unsecured claims have been settled and the Company is able to determine its portion of the 7,000 shares of common stock that will be received, the Company will recognize a gain relating to the settlement in the period in which all such contingencies have been resolved.

In connection with a previously outstanding term loan, the Company granted to one of its lenders common stock purchase warrants to purchase 13 shares of the Company’s common stock exercisable for par value at any time until December 31, 2005. The warrants entitled the holder to require the Company to repurchase the warrants or common shares issued upon prior exercise of the warrants at $85.00 per share ($1,079 in the aggregate). In connection with the April 8, 2004 refinancing of the Company’s senior debt (see Note 4), the Company settled its warrant repurchase obligation to its former lender by paying $870 in cash. As a result of this settlement, the Company recognized a gain of $209. This gain is included within other income-net for the year ended December 31, 2004 within the accompanying consolidated statement of operations.

On June 30, 2003, the Company entered into a long-term purchase agreement for various inventory components to be used in the Company’s Oscoda, Michigan engine center. Contingent upon the achievement of guaranteed sales volume to the Company by the third party supply vendor, the Company was committed to this vendor to purchase an aggregate of $2,800 of inventory components over an approximate two-year period. An initial inventory purchase of $500 took place on June 30, 2003. The residual inventory purchase obligation of $2,300 was to occur in $100 monthly increments. These monthly purchase commitments were first to be reduced by inventory used in the normal course of business that is currently on consignment from this third party supplier. Through portions of 2003 and up through June of 2004, the third party supply vendor did not achieve the guaranteed sales volume levels and thus was in default of this purchase agreement. As a result, in June 2004, the Company terminated this purchase agreement.

During 2003, the Company terminated a lease agreement with a third party for an abandoned facility in Burnsville, Minnesota. As a result of this lease termination, the Company eliminated a $300 accrual previously established for its operating lease commitment. The elimination of this accrual is reflected as a reduction to operating expenses for the year ended December 31, 2003.

The Company has employment agreements with all of its executive officers and certain key employees. The employment agreements provide that such officers and key employees may earn bonuses, based upon a sliding percentage scale of their base salaries, provided the Company achieves certain financial operating results, as defined. Further, certain of these employment agreements provide for severance benefits in the event of a change of control.

The Company leases certain buildings and office equipment under operating lease agreements. For the years ended December 31, 2004, 2003 and 2002, rent expense under all leases amounted to $6,000, $5,782, and $4,721, respectively.

Minimum rental commitments under all leases with remaining non-cancelable lease terms of one year or more as of December 31, 2004 are as follows:

Years Ending December 31,	Operating Leases	Capital Leases
2005	$4,558	$1,640
2006	4,179	679
2007	3,864	432
2008	3,340	432
2009	2,755	432
Thereafter	19,487	3,633
Interest	—	(2,328)

	$38,183	$4,920

Included within the above operating lease commitments are obligations to related parties of $286 for fiscal years 2005 through 2007, $290 for fiscal year 2008, $300 for fiscal year 2009, and $826 thereafter.

NOTE 7—INCOME TAXES

Income tax (benefit) expense relating to continuing operations for the years ended December 31, 2004, 2003 and 2002 consists of the following:

	2004	2003	2002
Current
Federal	$—	$(1,339)	$(3,800)
State	—	353	—

	—	(986)	(3,800)

Deferred
Federal	—	—	—
State	—	—	—

Income tax (benefit) expense related to continuing operations	$—	$(986)	$(3,800)

The entire balance of the income tax (benefit) expense reflected above for fiscal years 2004, 2003, and 2002 relates to continuing operations. There was no income tax (benefit) or expense for the Company’s discontinued operations for fiscal years 2004, 2003, or 2002.

The tax effects of temporary differences that give rise to significant portions of net deferred tax assets as of December 31, 2004 and 2003 are as follows:

	December 31,
	2004	2003
Deferred tax assets, net:
Allowance for doubtful accounts	$10,083	$10,851
Accruals	2,381	1,131
Write down of investment	4,748	4,748
Inventories	6,698	6,946
Property and equipment	5,546	6,797
Net operating loss/credit carry forwards	20,717	19,523
Other	(1,249)	(451)

	48,924	49,545
Less valuation allowance	(48,924)	(49,545)

Net deferred tax assets	$-0-	$-0-

As of December 31, 2004, the Company had federal net operating loss carryforwards of $52,246, $1,806 relating to periods prior to the Company’s 2002 restructuring of its equity and capital and $50,440 relating to its activities after such restructuring. After the carryback of net operating losses to prior years and the completion of the note exchange and rights offering (see Note 9), the amount of pre-restructuring net operating loss carryforwards available for use by the Company after February 28, 2002 was limited to $1,806, which may be utilized at a rate of approximately $90 per year, plus net operating losses generated from March 1, 2002 through December 31, 2002 and those net operating losses generated in fiscal years 2003 and 2004. Net operating losses not currently utilized may be carried forward for 20 years. As of December 31, 2004, the Company has established a full valuation allowance to offset net deferred tax assets due to the uncertainty as to whether these net deferred tax assets will be utilized.

The reconciliation of the federal statutory rate and the Company’s effective tax rate on continuing operations is as follows for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Federal income tax (benefit) at the statutory rate	(35.0)%	(35.0)%	(35.0)%
Increase in tax rate resulting from:
Losses not currently utilized	35.0	35.0	35.0
Completion of IRS examinations	—	(23.8)	—
State income taxes, net of federal tax benefit	—	7.8	—
Temporary change in tax legislation	—	—	(401.3)
Other	—	(3.9)	—

Effective income tax rate	—%	(19.9)%	(401.3)%

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

Additionally, the Company applied for and received $11,061 of federal income tax refunds during the year ended December 31, 2002, as a result of carrying back net operating losses to offset taxable income from prior years. Of this amount, $3,800 was recognized as an income tax benefit during 2002 and has resulted from favorable tax legislation passed by the U.S. Congress that temporarily extended the number of years that net operating losses could be carried back to offset taxable income. Prior to the passage of this legislation, these net operating losses were fully reserved, as it was determined to be more likely than not that the Company would not generate taxable income in the near future and the Company would not have the opportunity to benefit from these net operating losses.

NOTE 8—WEIGHTED AVERAGE SHARES

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

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows:

	Years Ended December 31,
	2004	2003	2002
Weight average shares outstanding used in calculating basic earnings per share	31,641	31,641	26,015
Effect of dilutive options and warrants	—	—	229,471

Weighted average common and common equivalent shares	31,641	31,641	255,486

Options and warrants outstanding which are not included in the calculation of diluted earnings per share because their impact is antidilutive	308,446	302,394	10,574

NOTE 9—NOTE EXCHANGE AND RIGHTS OFFERING

In February 2002, the Company completed a significant restructuring of its capital and equity. The restructuring consisted of four parts. The first part was a reverse split (on a one-share-for-ten-shares basis) of the Company’s outstanding common stock, reducing its outstanding common shares from 15,000 shares to 1,500 shares (5% of the restructured entity) and an increase in the Company’s authorized shares from 30,000 shares to 500,000 shares. The second part was an offer to the holders of the Company’s Old Senior Notes to exchange their Old Senior Notes for up to $10,000 in cash, $100,000 of the New Senior Notes, 4,500 shares of the Company’s common stock (15% of the restructured entity) and five-year warrants to purchase an additional 3,000 shares of common stock at an exercise price of $5.16 per share, which are exercisable upon grant, (collectively, the “Note Exchange”). A condition to the closing of the Note Exchange offer was that the holders of 80% or more of the outstanding Old Senior Notes tender their Old Senior Notes in the Note Exchange. The third part was a rights offering to the existing stockholders to raise funds to pay the cash portion of the Note Exchange offer and the expenses of the restructuring, and to provide the Company with working capital for ongoing business operations. In the rights offering, the Company offered 24,000 shares of common stock (80% of the restructured entity) to raise $20,000. In connection with the rights offering, Lacy J. Harber, the Company’s principal stockholder, agreed to purchase unsold allotments. The last part consisted of the issuance to the pre-restructuring holders of the Company’s common stock of five-year warrants to purchase an additional 3,000 shares of common stock at an exercise price of $5.16 per share, which are exercisable upon grant.

In the rights offering, the Company sold 12,000 shares of common stock to the existing stockholders (including Mr. Harber), and Mr. Harber purchased the balance of the shares (12,000 shares) pursuant to his obligation to purchase unsold allotments. In the Note Exchange, the Company exchanged approximately $149,000 face value of Old Senior Notes (approximately 90% of the Old Senior Notes) for $5,100 in cash, and all of the New Senior Notes, shares and warrants described above. The Company used the net proceeds of the rights offering, approximating $10,000 after payment of the cash proceeds of the Note Exchange, accrued interest on the Old Senior Notes not tendered, and expenses of the restructuring, to reduce trade payables and to provide working capital for the Company’s ongoing business operations. The restructuring has been recorded in accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.” As a result of the restructuring, the Company recognized a gain from extinguishment of debt of $27,279, in the first quarter of 2002. Additionally, due to the application of SFAS No. 15, the Company does not record interest expense on the New Senior Notes, as the New Senior Notes are carried at their maximum potential cash redemption value (including interest) through their maturity. This maximum potential cash redemption value equates to the present value, through 2006, of the $100,000 notes plus the value of stock to be issued if these notes were to be redeemed immediately prior to their maturity in 2006. For a description of the terms of the New Senior Notes, see Note 4.

Additionally, $16,247 in aggregate principal amount, net of unamortized discount, of the Old Senior Notes remain outstanding. As part of the Note Exchange, substantially all of the covenant protections contained in the indenture for the Old Senior Notes were removed.

The Company paid cash and issued 360 shares of common stock as consideration for services provided by a third party in connection with the restructuring.

NOTE 10—STOCK OPTION PLANS

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

On February 28, 2002, in conjunction with the completion of the Company’s capital restructuring (see Note 9), the Company granted certain executive officers the option to purchase 1,700 shares of common stock at $0.83 per share, with one-third of the options vesting upon grant, one-third of the options granted vesting on February 28, 2003, and one-third of the options granted vesting on February 28, 2004. Also, on March 20, 2002, after completion of the Company’s capital restructuring, the Company granted certain members of management the option to purchase 488 shares of common stock at $1.02 per share, with one-third of the options vesting upon grant, one-third of the options granted vesting on March 20, 2003, and one-third of the options granted vesting on March 20, 2004. Both the grant to the Company’s executive officers and to members of the Company’s management were made under the 2001 Stock Option Plan.

In addition to the options granted under the 2001 Stock Option Plan, on March 20, 2002, the Company granted its chief executive officer the option to purchase 800 shares of common stock at $1.02 per share, with one-third of the options vesting upon grant, one-third of the options granted vesting on March 20, 2003, and one-third of the options granted vesting on March 20, 2004. These options were initially granted outside of any plan. Effective with the adoption of the 2003 Stock Incentive Plan on November 13, 2003, however, the grant of these 800 options became subject to the terms of the 2003 Stock Incentive Plan for all purposes.

The following summarizes outstanding stock options:

		Weighted
		Average
	Total	Exercise Price
Outstanding at December 31, 2001	273	$184.74

Granted	3,163	.92

Cancelled	—	—

Outstanding at December 31, 2002	3,436	15.54

Granted	125	0.47

Cancelled	—	—

Outstanding at December 31, 2003	3,561	15.02

Granted	498	0.62

Cancelled	(107)	(0.14)

Outstanding at December 31, 2004	3,952	$13.61

Options exercisable

At December 31, 2004	3,579	$11.75
Available to grant under Plans at December 31, 2004	4,415

The following table summarizes information about outstanding and exercisable stock options at December 31, 2004:

			Outstanding Weighted Average
				Remaining
				Contractual
Range of Exercise				Life	Exercise	Exercisable Weighted Average
Prices			Shares	(in years)	Price	Shares	Exercise Price
$ 0.30	—	$10.00	3,785	2.5	$0.87	3,412	$0.89
10.01	—	100.00	67	5.9	41.29	67	41.29
100.01	—	200.00	11	3.4	191.43	11	191.43
200.01	—	300.00	14	3.4	257.91	14	257.91
300.01	—	420.00	75	4.0	403.97	75	403.97

$ 0.30	—	$420.00	3,952	2.6	$11.73	3,579	$11.75

The Company currently accounts for the fair value of its option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” whereby no compensation cost related to fixed-plan stock options is currently deducted in determining net income (loss). Had compensation cost for the Company’s stock option plans been determined pursuant to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company’s net income (loss) and earnings (loss) per share would have decreased (increased) accordingly.

Using the Black-Scholes option pricing model, the Company’s pro forma net income (loss), pro forma earnings (loss) per share and pro forma weighted average fair value of options granted, with related assumptions, are as follows:

	Years Ended December 31,
	2004	2003	2002
Pro forma net income (loss)	$666	$(964)	$4,631
Pro forma basic earnings (loss) per share	0.02	(0.03)	0.18
Pro forma diluted earnings (loss) per share	0.02	(0.03)	0.02
Risk free interest rates	3%	3%	4%
Expected lives	4-10 years	4-10 years	4-10 years
Expected volatility	70%	70%	70%
Weighted average grant date fair value	$0.37	$0.28	$0.57
Expected dividend yield	0%	0%	0%

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment”, which is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation”. SFAS No. 123 (Revised 2004) will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement will be adopted by the Company during the third quarter of 2005 (ending September 30, 2005).

In addition to the stock options discussed above, the Company has an aggregate of 11,807 of common stock purchase warrants outstanding at December 31, 2004. Of these warrants, 10,156 entitle the holders to purchase shares of the Company’s common stock at an exercise price of $5.16 per share until February 28, 2007. This amount excludes the balance that would be issued as of December 31, 2004 if the warrant held by the Company’s principal stockholder were exercised. See Notes 4 and 13.

NOTE 11—401(K) SAVINGS PLAN

Effective January 1, 1995, the Company established a qualified defined contribution plan (the “Plan”) for eligible employees. The Plan provides that employees may contribute up to the maximum percent of pretax earnings as allowed by the U.S. tax code and the Company may elect, at its discretion, to make contributions to the Plan in any year. During 2004, 2003, and 2002, the Company did not make any contributions to the Plan. The Company does not provide retired employees with health or life insurance benefits.

NOTE 12—QUARTERLY FINANCIAL DATA (UNAUDITED)

Results for the quarterly periods in the years ended December 31, 2004 and 2003 are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except earnings (loss) per share)
2004
Operating revenues	$83,532	$78,172	$74,152	$87,632
Gross profit	6,293	7,008	7,122	8,866
(Loss) income from continuing operations	(852)	(392)	168	409
Income from discontinued operations	970	144	93	373
Net income (loss)	118	(248)	261	782
Diluted (loss) income per share from continuing operations	(0.03)	(0.01)	0.00	0.01
Diluted income per share from discontinued operations	0.03	0.00	0.00	0.01
Diluted net income (loss) per share	0.00	(0.01)	0.00	0.02

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except earnings (loss) per share)
2003
Operating revenues	$51,284	$52,112	$64,309	$74,809
Gross profit	3,519	1,575	5,426	5,663
Income (loss) from continuing operations	22	(2,905)	127	(1,548)
Income from discontinued operations	297	2,878	218	650
Net income (loss)	319	(27)	345	(898)
Diluted income (loss) per share from continuing operations	0.00	(0.09)	0.00	(0.05)
Diluted income per share from discontinued operations	0.00	0.09	0.00	0.02
Diluted net income (loss) per share	0.00	0.00	0.00	(0.03)

NOTE 13—SUBSEQUENT EVENTS

In January 2005, the Company announced an offering and consent solicitation relating to the New Senior Notes and the Junior Notes. See Note 4 for a description of the terms of the New Senior Notes and the Junior Notes. Under the terms of the New Senior Notes and the Junior Notes (collectively, the “Notes”), the Notes will convert at their maturity into a fixed number of shares of the Company’s authorized but unissued common stock unless, prior to their maturity, the Notes are redeemed in accordance with their terms for cash and additional shares of common stock.

In the offer, the Company offered holders of the Notes the right to receive a 15% premium payable in shares of its common stock if the holders agreed to an early conversion of their Notes into common stock during a special conversion period, which was originally set to expire on March 1, 2005, but was extended and expired as of March 8, 2005. The Company also solicited consents from the holders of its New Senior Notes and Junior Notes. If the holders tendered their Notes, they were automatically consenting to proposed amendments to the indentures governing the New Senior Notes and Junior Notes. The amendments sought to remove all material covenants contained in the indentures, including the covenant restricting the amount of senior debt that the Company may incur and the covenant requiring the Company to redeem the Notes upon a change of control. To become effective, the amendments required the consent of the holders of more than a majority of each of the outstanding New Senior Notes and the outstanding Junior Notes (excluding from this computation the New Senior Notes and Junior Notes held by the Company’s principal stockholder).

As of the expiration of the offer, the Company had received tenders and related consents from holders of 47.0% in aggregate principal amount of the New Senior Notes and tenders and related consents from holders of 75.2% in aggregate principal amount of the Junior Notes. Based on the level of premium shares that have been issued (see information below), for the first quarter ending March 31, 2005, the Company anticipates recording an inducement charge of approximately $200.

At the closing of the offer, which occurred on March 15, 2005, the Company issued 145,916 shares of its authorized but unissued common stock to the holders of the New Senior Notes who tendered in the offer (including 19,032 premium shares), 8,058 shares of its authorized but unissued common stock to the holders of the Junior Notes who tendered in the offer (including 1,051 premium shares), and 70,942 shares to LJH Ltd. (an entity controlled by the Company’s principal stockholder) in connection with its partial exercise of the LJH Warrant. See Note 4 for information about the LJH Warrant. After the closing of the offer, the Company has 256,558 shares outstanding and the Company’s principal stockholder holds approximately 57% of the outstanding common stock.

In accordance with the terms of the offer, all Notes that were properly tendered were accepted for early conversion. The Company received consents representing a majority in aggregate principal amount of the outstanding Junior Notes in the consent solicitation, and accordingly, the proposed amendments to the indentures governing the Junior Notes have become effective. Since the Company did not receive consents representing a majority in aggregate principal amount of the outstanding New Senior Notes in the consent solicitation, the indentures governing the New Senior Notes were not amended.

After consummation of the offer, $61,437 of New Senior Notes and $872 of Junior Notes remain outstanding. All such Notes will convert at their maturity into an aggregate of 145,705 shares of the Company’s authorized but unissued common stock. Further, upon the conversion of the remaining New Senior Notes and Junior Notes into shares of common stock at their maturity, LJH Ltd. will receive an additional 62,445 shares of common stock upon the final exercise of the LJH Warrant. At such time, the Company will have 464,707 shares of common stock outstanding and LJH Ltd. will own approximately 45% of the outstanding common stock.

The Company believes that the remaining New Senior Notes and Junior Notes will convert into common stock at their maturity, since the Company does not expect to be in a position to redeem the remaining New Senior Notes and Junior Notes in accordance with their terms. Further, management does not believe that a “change of control”, as defined in the indenture relating to the New Senior Notes, will occur at any time prior to the maturity of the Notes. As such and although generally accepted accounting principles require the remaining Notes to be treated as a debt instrument, the Company believes that the remaining Notes should be considered a common stock equivalent.

The following table sets forth (1) the Company’s actual capitalization as of December 31, 2004 (2) the Company’s pro forma capitalization as of December 31, 2004 taking into account the conversion of the tendered Notes and the partial exercise of the LJH Warrant at the closing of the offer, and (3) the Company’s pro forma capitalization as of December 31, 2004 as if the remaining untendered Notes had automatically converted into common stock at their maturity and the remaining portion of the LJH Warrant had been exercised in full at that date:

			Adjustments			Adjustments
			For Tender			Upon
			Offer		Pro Forma	Maturity		Pro Forma
	Actual		Unaudited		Unaudited	Unaudited		Unaudited
Revolving loan	$11,692		$—		$11,692	$—		$11,692
Notes payable to financial institutions	14,109		—		14,109	—		14,109
Capital lease obligation	4,920		—		4,920	—		4,920
Related party term loan	14,412		—		14,412	—		14,412
Old senior subordinated notes due 2008	16,247		—		16,247	—		16,247
New senior subordinated convertible PIK notes due 2006	115,800	(A)	(54,363	)(B)	61,437	(61,437	)(E)	—
Junior subordinated convertible PIK notes due 2007	3,514	(A)	(2,642	)(B)	872	(872	)(E)	—

Total debt	$180,694		$(57,005)		$123,689	$(62,309)		$61,380

Stockholders’ equity (deficit):

Preferred stock, $0.01 par value, 1,000,000 shares authorized, none outstanding, 15,000 shares designated series A junior participating	$—		$—		$—	$—		$—
Common Stock, $0.001 par value, 500,000,000 shares authorized, 31,640,994 shares issued and outstanding on December 31, 2004	32		225	(C)	257	208	(F)	465
Additional paid in capital	182,088		56,851	(C)	238,939	62,163	(F)	301,102
Accumulated deficit	(276,972)		(200	)(D)	(277,172)	—		(277,172)

Total stockholders’ (deficit) equity	$(94,852)		$56,876		$(37,976)	$62,371		$24,395

Total capitalization	$85,842		$(129)		$85,713	$62		$85,775

(A)	See Notes 4 and 9 for information regarding the accounting treatment of these Notes and related carrying amounts.

(B)	Represents the conversion of approximately 47% of the outstanding New Senior Notes and approximately 75% of the outstanding Junior Notes into shares of common stock in conjunction with the completed tender offer.

(C)	In conjunction with the completed tender offer reflects: (i) the issuance of 126,884 shares of common stock to the holders of the New Senior Notes; (ii) the issuance of 7,007 share of common stock to the holders of the Junior Notes; (iii) the issuance of 20,084 of shares of common stock to the holders of the New Senior Notes and Junior Notes as a conversion premium; and (iv) the issuance of 70,942 shares to the Company’s principal stockholder on the partial exercise of the LJH Warrant. After the closing of the tender offer, the Company had 256,558 shares outstanding.

(D)	Represents an inducement charge relating to the issuance of 20,084 shares as a conversion premium.

(E)	Represents the conversion of approximately 53% of the outstanding New Senior Notes and approximately 25% of the outstanding Junior Notes into shares of common stock at their maturity.

(F)	Reflects: (i) the issuance of 145,705 shares to the holders of the untendered New Senior Notes and Junior Notes upon the maturity of such Notes; and (ii) the issuance of 62,445 shares to the Company’s principal stockholder upon the complete exercise of the LJH Warrant. Upon the maturity of the New Senior Notes and Junior Notes, and upon the complete exercise of the remaining portion of the LJH Warrant in early 2007, the Company will have 464,707 shares of common stock outstanding.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended December 31, 2004
(In thousands)

		Additions
	Balance at	Charged to					Balance at
	Beginning	Cost and					End of
Description	of Year	Expenses	Other		Deductions		Year
Allowances for doubtful accounts receivable:
Year ended December 31,
2002	$11,335	846	—		2,477	(A)	$9,704
2003	9,704	—	838	(C)	3,254	(A)	5,612
2004	5,612	—	375	(C)	47	(A)	5,190

Accruals relating to discontinued operations:
2002	32,507	—	—		23,041	(B)	9,466
2003	9,466	—	—		4,451	(B)	5,015
2004	5,015	—	—		44	(B)	4,971

(A)	Represents accounts receivable written-off.

(B)	Utilization of accruals upon disposition of business.

(C)	Represents collection on accounts previously fully reserved.