Form 10-Q
period 2005-03-31
TIMCO AVIATION SERVICES INC
filed 2005-05-10
CIK 1012159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 256,557,694 shares of common stock, $.001 par value per share, were outstanding as of May 9, 2005.

TIMCO AVIATION SERVICES, INC.

INDEX

		Page
	Part I. Financial Information

Item 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets at March 31, 2005 and December 31, 2004 (unaudited)	3 - 4

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004 (unaudited)	5

	Condensed Consolidated Statements of Stockholders’ Deficit and Comprehensive Income for the three months ended March 31, 2005 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004 (unaudited)	7 - 8

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	27

Item 4.	CONTROLS AND PROCEDURES	27

	Part II. Other Information

Item 1.	LEGAL PROCEEDINGS	28

Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	28

Item 3.	DEFAULTS UPON SENIOR SECURITIES	28

Item 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS	28

Item 5.	OTHER INFORMATION	28

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K	28

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$273	$293
Accounts receivable, net	47,746	49,721
Inventories	23,350	22,244
Other current assets	5,314	4,553

Total current assets	76,683	76,811

Fixed assets, net	29,977	30,537

Other Assets:
Goodwill, net	26,124	26,124
Deferred financing costs, net	2,963	3,263
Other	633	633

Total other assets	29,720	30,020

Total assets	$136,380	$137,368

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$21,074	$18,000
Accrued expenses	21,305	19,667
Customer deposits	8,867	9,254
Revolving loan	5,662	11,692
Current maturities of capital lease obligations	1,469	1,327
Current maturities of notes payable to financial institutions	1,164	1,164
Accrued interest	1,006	1,812

Total current liabilities	60,547	62,916

Senior subordinated notes, net:
New notes due 2006	61,437	115,800
Old notes due 2008	16,247	16,247
Term loan with a related party	15,862	14,412
Notes payable to financial institutions, net of current portion	12,654	12,945
Capital lease obligations, net of current portion	3,309	3,593
Deferred income	1,262	1,305
Junior subordinated notes due 2007, net	940	3,514
Other long-term liabilities	532	1,488

Total long-term liabilities	112,243	169,304

Commitments and Contingencies (see notes)

	March 31,	December 31,
	2005	2004
Stockholders’ Deficit:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none outstanding, 15,000 shares designated Series A Junior Participating	—	—
Common stock, $.001 par value, 500,000,000 shares authorized, 256,557,694 and 31,640,994 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	257	32
Additional paid-in capital	239,099	182,088
Accumulated deficit	(275,766)	(276,972)

Total stockholders’ deficit	(36,410)	(94,852)

Total liabilities and stockholders’ deficit	$136,380	$137,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share Data)
(Unaudited)

	For the Three Months
	Ended March 31,
	2005	2004
Sales, net	$90,682	$83,532
Cost of sales	81,264	77,239

Gross profit	9,418	6,293

Operating expenses	6,454	5,502

Income from operations	2,964	791

Interest expense	2,131	1,809
Charges for early conversion of notes	400	—
Other income - net	(381)	(165)

Income (loss) before income taxes and discontinued operations	814	(853)

Income tax benefit	337	—

Income (loss) from continuing operations before discontinued operations	1,151	(853)

Income from discontinued operations, net of income taxes	55	971

Net income	$1,206	$118

Basic income per share:
Income (loss) from continuing operations	$0.02	$(0.03)
Income from discontinued operations	—	0.03

Net income	$0.02	$—

Diluted income per share:
Income (loss) from continuing operations	$—	$(0.03)
Income from discontinued operations	—	0.03

Net income	$—	$—

Weighted average shares outstanding:
Basic	59,130,813	31,640,994

Diluted	266,926,765	31,640,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT AND

COMPREHENSIVE INCOME
(In Thousands, Except Share Data)
(Unaudited)

					Total
					Stockholders’
			Additional		Deficit and
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income
Balance as of December 31, 2004	31,640,994	$32	$182,088	$(276,972)	$(94,852)
Conversion of New Senior Notes	126,883,592	127	54,236	—	54,363
Conversion of Junior Notes	7,007,260	7	2,635	—	2,642
Inducement for early conversion of Notes	20,083,628	20	140	—	160
Partial exercise of the LJH Warrant	70,942,220	71	—	—	71
Net income and comprehensive income	—	—	—	1,206	1,206

Balance as of March 31, 2005	256,557,694	$257	$239,099	$(275,766)	$(36,410)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For the Three
	Months Ended
	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,206	$118
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Income from discontinued operations	(55)	(971)
Inducement charge for conversion of notes	160	—
Paid-in-kind interest note obligations	563	476
Depreciation and amortization	1,259	1,282
Amortization of deferred financing costs	300	264
Provision for doubtful accounts	142	476
Change in working capital:
Accounts receivable	1,833	(17,163)
Inventories	(1,106)	507
Other assets	(761)	957
Accounts payable	3,074	4,522
Customer deposits	(387)	2,717
Other liabilities	788	2,251

Net cash provided by (used in) operating activities	7,016	(4,564)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(699)	(342)
Proceeds from sale of fixed assets, net of transaction expenses	—	24,861

Net cash (used in) provided by investing activities	(699)	24,519

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under senior debt facilities	86,833	75,838
Payments under senior debt facilities	(92,863)	(73,195)
Payments on term loan with financial institution	(291)	—
Payments on capital leases	(142)	(23,648)
Partial exercise of LJH Warrant	71	—
Payments of deferred financing costs	—	(966)

Net cash used in financing activities	(6,392)	(21,971)

Net cash provided by discontinued operations	55	626

Net decrease in cash and cash equivalents	(20)	(1,390)
Cash and cash equivalents, beginning of period	293	1,603

Cash and cash equivalents, end of period	$273	$213

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$(1,944)	$(1,775)

Income taxes refunded	$337	$—

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In Thousands)
(Unaudited)

	For the Three
	Months Ended
	March 31,
	2005	2004
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

Common stock issued in connection with conversion of New Senior Notes	$54,363	$—

Common stock issued in connection with conversion of Junior Notes	$2,642	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

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

In January 2005, the Company extended a tender offer to the holders of its 8% Senior Subordinated Convertible PIK Notes due 2006 (“New Senior Notes”) and to the holders of its 8% Junior Subordinated Convertible PIK Notes due 2007 (“Junior Notes”) to receive a 15% premium for agreeing to an early conversion of their Notes into shares of the Company’s authorized but unissued common stock. The indentures relating to the New Senior Notes and Junior Notes provide that unless the New Senior Notes and the Junior Notes are redeemed prior to their maturity, the New Senior Notes, including all previously issued PIK interest and all accrued but unpaid interest, will automatically convert at their maturity into 270,276 shares of common stock and the Junior Notes, including all previously issued PIK interest and all accrued but unpaid interest, will automatically convert at their maturity into 9,320 shares of common stock.

On March 8, 2005, the Company’s tender offer to the holders of its New Senior Notes and Junior Notes expired. As of the expiration of the tender offer, the Company had received tenders and related consents from holders of 47.0% in aggregate principal amount of the New Senior Notes and tenders and related consents from holders of 75.2% in aggregate principal amount of the Junior Notes. At the closing of the offer, the Company issued 224,916 in aggregate shares of its authorized but unissued common stock to the holders of the New Senior Notes who tendered in the offering, to the holders of the Junior Notes who tendered in the offer, and to LJH Ltd. (an entity controlled by the Company’s principal stockholder) in connection with its partial exercise of the LJH Warrant (defined below). After the closing of the offer, the Company has 256,558 shares outstanding and LJH, Ltd. owns approximately 57% of the outstanding common stock. See Note 5 for further information.

As of March 31, 2005, $61,437 of New Senior Notes and $940 of Junior Notes remain outstanding. All such Notes will convert at their maturity into an aggregate of 145,705 shares of the Company’s authorized but unissued common stock. Further, upon the conversion of the remaining New Senior Notes and Junior Notes into shares of common stock at their maturity, LJH Ltd. will have the right to exercise the amended LJH Warrant to receive an additional 62,445 shares of common stock. At such time, the Company would have 464,707 shares of common stock outstanding and LJH Ltd. would own approximately 45% of the outstanding common stock.

BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, File No. 001-11775 (the “Form 10-K”).

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2005, the results of its operations and its cash flows for the three month periods ended March 31, 2004 and 2005. The results of operations and cash flows for the three month period ended March 31, 2005 are not necessarily indicative of the results of operations or cash flows which may be reported for the year ending December 31, 2005.

LIQUIDITY

On April 12, 2005, the Company closed a financing arrangement with Monroe Capital Advisors LLC in which the Company obtained a $7,000 senior secured term loan and a $3,000 delayed draw term loan designated for capital expenditures. Additionally, Monroe Capital acquired the $8,000 senior secured term loan previously made to the Company by Hilco Capital LP. The original $8,000 term loan due to Hilco Capital (and acquired by Monroe Capital as part of this financing) and the new $7,000 term loan (collectively the “Term Loans”) mature on December 31, 2007. Borrowings for capital expenditures made under the $3,000 delayed draw term loan (the “Monroe Capital Line of Credit” and together with the Term Loans the “Monroe Capital Loans”) are payable in monthly installments (as set forth in the financing agreement with Monroe Capital) with the balance due on December 31, 2007. For further details of this financing agreement, see Note 9.

For the year ended December 31, 2004, the Company incurred a loss from continuing operations of $667. The Company also had a net stockholders’ deficit as of December 31, 2004 and for 2004 required additional cash flow above amounts provided from operations to meet its working capital requirements. During the first quarter ended March 31, 2005, while not necessarily indicative of the results of operations or cash flows which may be reported for the year ended December 31, 2005, the Company reported income from continuing operations of $1,151 and cash flow from operations of $7,016. The Company’s ability to service its debt obligations as they come due, including maintaining compliance with the covenants and provisions of all of its debt obligations is dependent upon the Company’s future financial and operating performance. That performance, in turn, is subject to various factors, including certain factors beyond the Company’s control, such as changes in conditions affecting the airline industry and changes in the overall economy. Additionally, as a result of the state of the general economy, fluctuations in the price of jet fuel, the currently on-going global war on terrorism, and a competitive price reduction in airfare prices, the airline industry, and thus the Company’s customer base, has been significantly impacted. The result for some carriers has been the filing for protection under Chapter 11 of the United States Bankruptcy Code. These factors have also resulted in some of the Company’s competitors exiting the maintenance, repair, and overhaul business.

The Company is highly leveraged and has significant obligations under its outstanding debt and lease agreements. As a result, a significant amount of cash flow from operations is needed to make required payments of the Company’s debt and lease obligations, thereby reducing funds available for other purposes. Even if the Company is able to meet its debt service and other obligations when due, the Company may not be able to comply with the covenants and other provisions under its debt instruments. A failure to comply, unless waived by the lenders, would be an event of default and would permit the lenders to accelerate the maturity of these debt obligations. It would also permit the lenders to terminate their commitments to extend additional credit under their financing agreements. Additionally, our senior credit facilities provide for the termination of the financing agreements and repayment of all obligations in the event of a material adverse change in the Company’s business, as defined. If the Company was unable to meet its obligations under its debt instruments, or if the Company could not obtain waivers of defaults under any such agreements (including defaults caused by the failure to meet financial covenants), the lenders could proceed against the collateral securing these financing obligations and exercise all other rights available to them. While the Company expects that it will be able to make all required debt payments and meet all financial covenants in 2005, there can be no assurance that it will be able to do so.

2. SALE OF ASSETS AND OPERATING ENTITIES

In March 2004, the Company sold an office and warehouse facility located in Miramar, Florida that had previously been used in its parts redistribution operation for a sales price of $26,000. The proceeds of the sale were used to repay the $23,824 balance of the Company’s TROL financing obligation and to pay transaction expenses and other expenses associated with the property. The remainder of the proceeds was used to repay amounts outstanding under a previously outstanding senior credit facility in April 2004. As a result of this transaction, the Company recognized a gain on disposal of fixed assets of $825. This gain, along with the related rental income, depreciation expense and interest expense, is included within income from discontinued operations, net of income taxes within the accompanying condensed consolidated statement of operations for the three month period ended March 31, 2004. See the Company’s Annual Report of Form 10-K for the year ended December 31, 2004 for particulars of the Company’s TROL financing obligation and refinancing of all of the Company’s senior debt obligations.

3. SENIOR CREDIT FACILITIES

On April 8, 2004, the Company closed on a refinancing of all of its senior debt as contemplated by a financing agreement dated April 5, 2004 between the Company and the CIT Group. Under this financing agreement, the Company obtained the CIT Group Revolving Line of Credit, which is a $35,000 senior secured revolving line of credit, and the CIT Group Term Loan, which is a $6,400 senior secured term loan. The Company used the proceeds from the CIT Group Credit Facility to repay in full amounts outstanding under its previously outstanding senior credit facility, to repay a warrant repurchase obligation due to a previous lender and for working capital. See the Company’s Annual Report of Form 10-K for the year ended December 31, 2004 for particulars of the Company’s refinancing of all of its previously outstanding senior debt and the warrant repurchase obligation due to a previous lender.

The CIT Group Revolving Line of Credit is due December 31, 2007 and bears interest, at the Company’s option, at (a) Prime plus an advance rate ranging from 0.00% to 0.75%, or (b) LIBOR plus an advance rate ranging from 2.50% to 4.00%, with the advance rates contingent on the Company’s leverage ratio. The Company has currently elected both Prime and LIBOR options for portions of the outstanding revolving line of credit. Also, in accordance with the requirements of EITF 95-22, the Company has presented this revolving line of credit as a short-term obligation. The CIT Group Term Loan is due in quarterly installments of $291, which commenced on October 1, 2004, with the final quarterly installment due on December 31, 2007. The CIT Group Term Loan bears interest at the prevailing rate of the CIT Group Revolving Line of Credit plus one percent. Also, the CIT Group Credit Facility contains certain financial covenants regarding the Company’s financial performance and certain other covenants, including limitations on the incurrence of additional debt, and provides for the termination of the CIT Group Credit Facility and repayment of all debt in the event of a change in control, as defined. In addition, an event of default under the Hilco Term Loan (described below) and the recently established Monroe Capital Loans (see Note 9) will also result in a default under the CIT Group Credit Facility. Borrowings under the CIT Group Credit Facility are secured by a lien on substantially all of the Company’s assets. Borrowings under the CIT Group Revolving Line of Credit are based on a borrowing base formula that takes into account the level of the Company’s receivables and inventory. Further, the amounts that the Company can borrow under the CIT Group Revolving Line of Credit are affected by various availability reserves that are established by the lenders under the financing agreement, and the Company’s borrowings under the CIT Group Revolving Line of Credit are limited based on the ratio of the Company’s debt to EBITDA. Finally, the agreement relating to the CIT Group Revolving Line of Credit requires that at the time of each additional borrowing, the Company must make various representations and warranties to its lenders regarding its business (including several reaffirming that there have been no changes in the status of specific aspects of the Company’s business that could reasonably be expected to have a material adverse effect upon the business operation, assets, financial condition or collateral of the Company and its subsidiaries taken as a whole), and be in compliance with various affirmative and negative covenants, all as more particularly set forth in the agreement. As of March 31, 2005, the outstanding aggregate amount borrowed under the CIT Group Revolving Line of Credit was $5,662, the outstanding CIT Group Term Loan was $5,818, the amount of outstanding letters of credit under the CIT Group Revolving Line of Credit was $12,064, and $11,755 was available for additional borrowing under the CIT Group Revolving Line of Credit.

Simultaneous with the inception of the CIT Group Credit Facility, the Company obtained the Hilco Term Loan, which was an $8,000 term loan, from Hilco Capital LP (which loan has now been assigned to Monroe Capital; see Note 9). The Company used the proceeds from the Hilco Term Loan to repay amounts outstanding under its previously outstanding senior credit facility. The Hilco Term Loan matures on December 31, 2007 and bears interest at Prime plus an advance rate ranging from 3.00% and 6.00% with the advance rate contingent upon meeting (from time to time) a ratio of the Company’s secured debt to EBITDA. In addition, the Hilco Term Loan bears PIK interest ranging from 2.00% to 5.00% with the prevailing rate also being contingent upon the ratio of the Company’s level of secured debt to EBITDA. At no time during the term of this loan, however, is the combined cash and PIK interest rate to be less then 9.00% nor greater then 18.00% per annum. Also, the Hilco Term Loan contains certain financial covenants regarding the Company’s financial performance and certain other covenants, including limitations on the incurrence of additional debt, and provides for the termination of the Hilco Term Loan and repayment of all debt in the event of a change in control, as defined. In addition, an event of default under the CIT Group Credit Facility (described above) would also result in a default under the Hilco Term Loan. Borrowings under the Hilco Term Loan are secured by a lien on substantially all of the Company’s assets. On April 12, 2005, the Company entered into a financing arrangement in which Monroe Capital acquired all rights and obligations related to this term loan from Hilco Capital. In that agreement, the terms of the Hilco Term Loan were modified. See Note 9 for particulars of this transaction, the amended loan terms and the additional funding obtained from Monroe Capital.

4. TERM LOAN TO A RELATED PARTY

On April 8, 2004, the Company entered into an agreement with its principal stockholder pursuant to which it combined all of its previously outstanding debt (principal plus accrued and unpaid interest) with its principal stockholder into a related party term loan due on January 31, 2008 (the “LJH Term Loan”). The LJH Term Loan combines the $1,300 loan relating to the Brice acquisition, the $6,050 related party term loan made in May 2003, the $900 obligation related to the AMS inventory purchase, the $5,000 loan which replaced the Company’s previous term loan with BofA and PIK interest previously paid on these obligations. See the Company’s Annual Report of Form 10-K for the year ended December 31, 2004 for particulars regarding these combined debt obligations. The LJH Term Loan bears interest at 18% per annum, 6% of which is payable in cash and the balance of which is payable-in-kind. Additionally, the PIK interest balance compounds into principal debt semi-annually in January and August. The LJH Term Loan is pari-passu with the New Senior Notes, but is secured by a lien on substantially all of the Company’s assets. The LJH Term Loan also contains cross acceleration provisions if the Company’s obligations to the CIT Group and Monroe Capital are accelerated.

As partial consideration for the funding of a $6,050 term loan with the Company’ principal stockholder in 2003, of which this amount has become part of the related party term loan discussed above, the Company issued a warrant (the “LJH Warrant”) to its principal stockholder to acquire, for nominal consideration, 30% of the Company’s outstanding common stock (on a fully-diluted basis) as of the day the warrant is exercised. The warrant is exercisable on or before January 31, 2007. The warrant valuation, as determined by an independent business valuation specialist through a fair market value assessment of the Company, was recorded at $1,258 in 2003. The Company recorded the value of this warrant as deferred financing costs and was amortizing this amount to expense over a three-year period (the original period of this loan). As a result of the related party term loan refinancing described above, effective April 8, 2004 the Company reset the amortization period for the unamortized deferred financing balance and will amortize this amount over the term of the newly established related party term loan.

In January 2005, the Company extended an offer for early conversion of its New Senior Notes and Junior Notes. As part of this offer, the Company’s principal stockholder agreed to certain amended terms with respect to the LJH Warrant. Upon the completion of the Company’s tender offer, its principal stockholder partially exercised the LJH Warrant. As a result of this partial exercise, the Company’s principal stockholder received 70,942 shares of the Company’s authorized but unissued common stock. Additionally, the LJH Warrant was amended such that upon the maturity of the remaining untendered New Senior Notes and Junior Notes, which is to occur on December 31, 2006 and January 2, 2007, respectively, and the automatic conversion of these notes into common stock, the Company’s principal stockholder will have the right to exercise the amended warrant to receive an additional 62,445 shares of common stock. See Note 5 for specifics of this tender offer.

5. SUBORDINATED NOTES

OFFERING AND CONSENT SOLICITATION

In January 2005, the Company extended an offering and consent solicitation relating to the New Senior Notes and the Junior Notes. Under the contractual terms of the New Senior Notes and the Junior Notes (collectively, the “Notes”), the Notes will automatically convert at their maturity into a fixed number of shares of the Company’s authorized but unissued common stock unless, prior to their maturity, the Notes are redeemed in accordance with their terms for cash and additional shares of common stock.

In the offer, the Company offered holders of the Notes the right to receive a 15% premium payable in shares of its common stock if the holders agreed to an early conversion of their Notes into common stock during the conversion period, which expired as of March 8, 2005. The Company also solicited consents from the holders of its New Senior Notes and Junior Notes to remove all material covenants contained in the indentures, including the covenant restricting the amount of senior debt that the Company may incur and the covenant requiring the Company to redeem the Notes upon a change of control. If the holders tendered their Notes, they were automatically consenting to the proposed amendments to the indentures. To become effective for each class of Notes, the amendments required the consent of a majority of the holders of the Notes (excluding from this computation the Notes held by the Company’s principal stockholder).

The Company received tenders and related consents from holders of 47.0% in aggregate principal amount of the New Senior Notes and tenders and related consents from holders of 75.2% in aggregate principal amount of the Junior Notes. Based on the level of premium shares that have been issued (see below), for the first quarter ended March 31, 2005, the Company recorded an inducement charge of $160 and incurred related transaction expenses of $240.

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

As of March 31, 2005, $61,437 of New Senior Notes and $940 of Junior Notes remain outstanding. All such Notes will convert at their maturity into an aggregate of 145,705 shares of the Company’s authorized but unissued common stock. Further, upon the conversion of the remaining New Senior Notes and Junior Notes into shares of common stock at their maturity, LJH Ltd. will have the right to exercise the amended LJH Warrant to receive an additional 62,445 shares of common stock. At such time, the Company would have 464,707 shares of common stock outstanding and LJH Ltd. would own approximately 45% of the outstanding common stock.

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

The following table sets forth (1) the Company’s actual capitalization as of March 31, 2005 and (2) the Company’s pro forma capitalization as of March 31, 2005 as if the remaining untendered Notes had automatically converted into common stock at their maturity and the remaining portion of the LJH Warrant had been exercised in full at that date:

		Adjustments
		Upon
	Actual	Maturity		Pro Forma
	Unaudited	Unaudited		Unaudited
Revolving loan	$5,662	$—		$5,662
Notes payable to financial institutions	13,818	—		13,818
Capital lease obligation	4,778	—		4,778
Related party term loan	15,862	—		15,862
Old senior subordinated notes due 2008	16,247	—		16,247
New senior subordinated convertible PIK notes due 2006	61,437	(61,437	)(A)	—
Junior subordinated convertible PIK notes due 2007	940	(940	)(A)	—

Total debt	$118,744	$(62,377)		$56,367

Stockholders’ equity (deficit):

Preferred stock, $0.01 par value, 1,000,000 shares authorized, none outstanding, 15,000 shares designated series A junior participating	$—	$—		$—
Common Stock, $0.001 par value, 500,000,000 shares authorized, 256,557,694 shares issued and outstanding on March 31, 2005, 464,707,273 shares issued and outstanding on March 31, 2005 on a proforma basis	257	208	(B)	465
Additional paid in capital	239,099	62,231	(B)	301,330
Accumulated deficit	(275,766)	—		(275,766)

Total stockholders’ (deficit) equity	$(36,410)	$62,439		$26,029

Total capitalization	$82,334	$62		$82,396

(A)	Represents the conversion of the outstanding New Senior Notes and Junior Notes into shares of common stock at their maturity.

(B)	Reflects: (i) the issuance of 145,705 shares to the holders of the untendered New Senior Notes and Junior Notes upon the maturity of such Notes; and (ii) the issuance of 62,445 shares to the Company’s principal stockholder upon the complete exercise of the LJH Warrant. Upon the maturity of the New Senior Notes and Junior Notes, and upon the complete exercise of the remaining portion of the LJH Warrant in early 2007, the Company will have 464,707 shares of common stock outstanding.

8% SENIOR SUBORDINATED PIK NOTES DUE 2006

On February 28, 2002, in connection with its capital and debt restructuring, the Company issued $100,000 face value, in aggregate, principal amount of 8.0% senior subordinated convertible paid-in-kind (“PIK”) notes (“New Senior Notes”), which mature on December 31, 2006. On March 8, 2005, in conjunction with the Company’s offering and consent solicitation (see above), the Company received tenders and related consents from holders of 47.0% in aggregate principal amount of the New Senior Notes. After consummation of the offer, $61,437 of New Senior Notes remain outstanding. The New Senior Notes bear interest from the date of issuance and are payable at the Company’s option either in cash or paid-in-kind through the issuance of additional New Senior Notes semiannually on June 30 and December 31 of each year.

The New Senior Notes are redeemable for cash at the Company’s option at the following percentages of par plus accrued interest on the par value through the date of redemption: 2005 - 75.625% and 2006 - 77.5%. The New Senior Notes also provide that the holders will receive an aggregate of 1,593 shares of common stock if the New Senior Notes are redeemed in 2005 or 2006.

If the New Senior Notes have not already been redeemed or repurchased, the New Senior Notes, including those New Senior Notes previously issued as paid-in-kind interest and all accrued but unpaid interest, will automatically convert on December 31, 2006 into an aggregate of 143,392 shares of common stock. Holders of New Senior Notes will not receive any cash payment representing principal or accrued and unpaid interest upon conversion; instead, holders will receive a fixed number of shares of common stock and a cash payment to account for any fractional shares.

8 1/8% SENIOR SUBORDINATED NOTES DUE 2008

In 1998, the Company sold $165,000 of senior subordinated notes (“Old Notes”) with a coupon rate of 8.125% at a price of 99.395%, which mature on February 15, 2008. On February 28, 2002, $149,000 face value of these notes were cancelled as part of a note exchange in exchange for cash and securities, and substantially all of the covenants contained in the indenture relating to the remaining Old Notes were extinguished. As a result of the exchange offer and consent solicitation, $16,247 in aggregate principal amount, net of unamortized discount, of Old Notes remain outstanding at March 31, 2005. Interest on the Old Notes is payable on February 15 and August 15 of each year.

The Old Notes are redeemable, at the Company’s option, in whole or in part, at any time after February 15, 2003, at the following redemption prices, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date: (i) 2005 — 101.354%; and (ii) 2006 and thereafter — 100%. Upon the occurrence of a change in control, the Company will be required to make an offer to repurchase all or any part of each holder’s senior subordinated notes at a repurchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the repurchase date. There can be no assurance that the Company will have the financial resources necessary to purchase the remaining Old Notes upon a change in control or that such repurchase will then be permitted under the Company’s senior credit facilities.

8% JUNIOR SUBORDINATED PIK NOTES DUE 2007

In September 2002, as part of a class action settlement, the Company issued $4,000 face value, in aggregate, junior subordinated convertible PIK notes (“Junior Notes”). On March 8, 2005, in conjunction with the Company’s offering and consent solicitation (see above), the Company received tenders and related consents from holders of 75.2% in aggregate principal amount of the Junior Notes. After consummation of the offer, $872 of Junior Notes remain outstanding. The Junior Notes bear interest at 8% and mature on January 2, 2007. Interest on the Junior Notes is payable, at the Company’s option, either in cash or paid-in-kind through the issuance of additional notes semiannually on June 30 and December 31 of each year. Additionally, the Junior Notes were recorded as of September 20, 2002 (the effective date) at the then current redemption value of $2,500. As a result of the Company’s tender offer, the current redemption value approximates $940. The discount on these Junior Notes is being accreted to the redemption value that would be due if the Junior Notes were redeemed immediately prior to maturity in January 2007, of approximately $1,150.

The Junior Notes are redeemable for cash at the Company’s option at the following percentages of par plus accrued interest on the par value through the date of redemption: 2005 — 75.625% and 2006 — 77.5%. The Junior Notes also provide that the holders will receive an aggregate of 26 shares of common stock if the Junior Notes are redeemed in 2005 or 2006.

If the Junior Notes have not already been redeemed or repurchased, the Junior Notes, including those Junior Notes previously issued as paid-in-kind interest and all accrued but unpaid interest, will automatically convert on January 2, 2007 into an aggregate of 2,313 shares of common stock. Holders of Junior Notes will not receive any cash payment representing principal or accrued and unpaid interest upon conversion; instead, holders will receive a fixed number of shares of common stock and a cash payment to account for any fractional shares.

6. COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL MATTERS

The Company is taking remedial action pursuant to Environmental Protection Agency and Florida Department of Environmental Protection (“FDEP”) regulations at TIMCO-Lake City. Ongoing testing is being performed and new information is being gathered to continually assess the impact and magnitude of the required remediation efforts on the Company. The Company is currently monitoring the remediation, which will extend into the future. Based on current testing, technology, environmental law and clean-up experience to date, the Company believes that it has established an adequate accrual for the estimated costs associated with its current remediation strategies. Additionally, during 2003 the Company secured an insurance policy to comply with the financial assurances required by the FDEP. During the 2004 fiscal year and the first quarter of fiscal 2005, the Company has proceeded with its remediation plan with no significant change in the estimated compliance costs and has maintained its insurance policy to comply with the financial assurances required by the FDEP.

Additionally, there are other areas adjacent to TIMCO-Lake City’s facility that could also require remediation. The Company does not believe that it is responsible for these areas; however, it may be asserted that the Company and other parties are jointly and severally liable and are responsible for the remediation of those properties.

Accrued expenses in the accompanying March 31, 2005 and December 31, 2004 condensed consolidated balance sheets include $800 related to obligations to remediate the environmental matters described above. Future information and developments will require the Company to continually reassess the expected impact of the environmental matters discussed above. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. These uncertainties include the extent of required remediation based on testing and evaluation not yet completed and the varying costs and effectiveness of remediation methods. In the opinion of management, the ultimate resolution of these environmental exposures will not have a material adverse effect upon the financial condition or results of operations of the Company.

LEASE COMMITMENTS WITH RELATED PARTIES

In 2002, an entity controlled by the Company’s principal stockholder acquired the operating assets of Aviation Management Systems, Inc. (“AMS”) located in Phoenix, Arizona. Additionally, this entity assumed a lease with the City of Phoenix for facilities previously leased by AMS at the Goodyear Airport. In 2003, the Company entered into an operating sublease agreement with its principal stockholder to operate the business in these facilities. The term of the sublease is for three years with rental payments of $432 annually. Under the sublease agreement, the Company is also responsible for insurance, taxes and charges levied by the City of Phoenix. Further, in 2004, the Company entered into an equipment lease with its principal stockholder with respect to certain equipment and tooling used at the Goodyear facility (which equipment and tooling had been acquired by the Company’s principal stockholder in the AMS bankruptcy proceedings). The lease, which is recorded as a capital lease, is for a two-year term and requires monthly payments of $74.

During 2002, the Company sold certain real estate and fixtures located in Dallas, Texas, to the Company’s principal stockholder. The gross sale price for these assets was approximately $2,400, which was the estimated fair market value, based on a third party appraisal, on the sale date. Simultaneous with this sale, the Company entered into a lease agreement with the principal stockholder for substantially all of these assets. The term of this lease is ten years. Annual rental payments are approximately $300 per year, with the Company being responsible for, among other things, taxes, insurance and utilities. The sale and resulting leaseback qualify for sale leaseback accounting pursuant to SFAS No. 98, “Accounting for Leases”. The Company deferred the gain on sale of approximately $1,700 and is amortizing this gain to income over the term of the lease agreement as an offset to rent expense. Deferred income within the accompanying March 31, 2005 and December 31, 2004 condensed consolidated balance sheets includes $1,262 and $1,305, respectively, relating to this sale leaseback transaction.

These leases are believed to be on terms not less favorable to the Company than could be obtained from an unaffiliated third party.

LITIGATION AND CLAIMS

The Company is involved in various lawsuits and contingencies arising out of its operations in the normal course of business. In the opinion of management, the ultimate resolution of these claims and lawsuits will not have a material adverse effect upon the financial condition or results of operations of the Company.

OTHER MATTERS

In August 2004, a settlement agreement for unsecured claims was reached with the entity from which the Company had acquired its Oscoda, Michigan engine and airframe maintenance facilities in 1999. Pursuant to that entity’s plan of reorganization under Chapter 11 of the United States Bankruptcy Code, the Company would receive a pro rata portion of 7,000 shares of common stock in the reorganized company based on the Company’s unsecured claim as compared to the total of all unsecured claims. In April 2005, the common stock was distributed. See Note 9.

An entity controlled by the Company’s principal stockholder purchases aircraft for resale and lease, and the Company provides aircraft maintenance service work to that entity. Services provided to that entity are charged at not less then the rates that would be charged for such services to an unaffiliated third party. During the first quarter of 2005, the billings related to the services that were provided to such entity were approximately $660. At March 31, 2005, the Company had a net receivable from this entity of $1,831, of which $500 has been received subsequent to the end of the first quarter.

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

See Note 9 for particulars of an operating lease commitment that the Company entered into subsequent to March 31, 2005.

7. WEIGHTED AVERAGE SHARES

Basic income per share is computed using the weighted-average number of shares outstanding during the period. Diluted income per share uses the weighted-average number of shares outstanding during the period plus the dilutive effect of stock options calculated using the treasury stock method. Weighted average shares used in the computation of basic and diluted income per share is as follows:

	For the Three
	Months Ended
	March 31,
	2005	2004
Weighted average common and common equivalent shares outstanding:
Basic	59,130,813	31,640,994
Effect of dilutive securities	207,795,952	—

Diluted	266,926,765	31,640,994

Common stock equivalents outstanding which are not included in the calculation of diluted earnings per share because their impact is antidilutive	15,526,757	308,483,246

8. STOCK COMPENSATION PLANS

As permissible under SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company currently accounts for all stock-based compensation arrangements using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Certain Transactions Involving Stock Compensation”. Accordingly, no compensation cost is recognized for stock option awards granted to employees at or above fair market value.

The following table illustrates the effects on net income and earnings per share if the Company had applied the fair value recognition of FASB Statement No. 123 to stock-based employee compensation:

	Quarter Ended March 31,
	2005	2004
Net income — as reported	$1,206	$118
Additional expense	(19)	(177)
Net (loss) income — pro forma	1,187	(59)
Net income per share, basic — as reported	0.02	0.00
Net income per share, diluted — as reported	0.00	0.00
Net income (loss) per share, basic — pro forma	0.02	(0.00)
Net income (loss) per share, diluted — pro forma	0.00	(0.00)

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment”, which is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation”. SFAS No. 123 (Revised 2004) will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This Statement, as amended in April 2005, will be adopted by the Company during the first quarter of 2006 (ending March 31, 2006).

9. SUBSEQUENT EVENTS

FINANCING ARRANGEMENT WITH MONROE CAPITAL

On April 12, 2005, the Company closed on a financing arrangement with Monroe Capital Advisors LLC in which the Company obtained a $7,000 senior secured term loan and a $3,000 delayed draw term loan designated for capital expenditures. Additionally, Monroe Capital acquired the $8,000 senior secured term loan previously made to the Company by Hilco Capital LP. The original $8,000 term loan due to Hilco Capital (and acquired by Monroe Capital as part of this financing) and the new $7,000 term loan (collectively the “Term Loans”) mature on December 31, 2007. The Term Loans bear cash interest at the annual rate of LIBOR (which for purposes of the Term Loans shall never be lower than 2.25%) plus 6.00% and PIK interest at the rate of 2.00% per annum. Borrowings for capital expenditures made under the $3,000 delayed draw term loan (the “Monroe Capital Line of Credit” and together with the Term Loans the “Monroe Capital Loans”) are payable in monthly installments (as set forth in the financing agreement) with the balance due on December 31, 2007. The Monroe Capital Line of Credit bears cash interest at the per annum rate of LIBOR (which for purposes of the Monroe Capital Line of Credit shall never be lower than 2.25% nor greater than 5.00%) plus 6.00% and PIK interest at the rate of 1.00% per annum.

The financing agreement related to the Monroe Capital Loans contain certain financial covenants regarding the Company’s financial performance and certain other covenants, including limitations on the incurrence of additional debt, and provide for the termination of the Monroe Capital Loans and the repayment of all debt in the event of a change in control, as defined in the agreement relating to the Monroe Capital Loans. In addition, an event of default under the Company’s CIT Group Credit Facility (described in Note 3) will also result in a default under the Monroe Capital Loans. Borrowings under the Monroe Capital Loans are secured by: (i) a first lien on the assets that the Company acquires or refinances with the Monroe Capital Line of Credit, and (ii) a second lien on substantially all of the Company’s other assets.

OPERATING LEASE COMMITMENT

On April 15, 2005 the Company entered into an operating lease agreement with Maxus Leasing Group for tooling and other equipment to be used for the repair and overhaul of CFM engines. The initial term of the lease is 48 months with a cancellation option, contingent upon the payment of a cancellation fee, after the first 12 months. Rental payments approximate $1,320 per year, with the Company also responsible for insurance, taxes, and other upfront expenditures.

RECEIPT AND RECOGNITION OF SETTLEMENT

As discussed in Note 6, in August 2004, a settlement agreement for unsecured claims was reached with the entity (Kitty-Hawk, Inc.) from which the Company acquired its Oscoda, Michigan engine and airframe maintenance facilities in 1999. In April 2005, pursuant to this entity’s plan of reorganization under Chapter 11 of the United States Bankruptcy Code, the Company received 1,364 shares of new common stock in the reorganized company in settlement of its claim against that entity’s bankruptcy estate. Based on the stock price of the reorganized company on April 21, 2005, which approximated $1.30 per share, the Company will record, in accordance with SFAS No. 5, “Accounting for Contingencies”, a gain of $1,773 in the second quarter of 2005.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, references to “TIMCO,” “we”, “our”, and “us”, in this Quarterly Report on Form 10-Q (“Form 10-Q”) includes TIMCO Aviation Services, Inc. and its subsidiaries. This Form 10-Q contains, or may contain, forward-looking statements, such as statements regarding our prospects, strategy and anticipated trends in the industry in which we operate. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to our operations and results of operations, competitive factors, shifts in market demand, and other risks and uncertainties, including, in addition to those described below and elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2004 (the “Form 10-K”), our ability to continue to generate sufficient working capital to meet our operating requirements and service our indebtedness, our maintaining good working relationships with our vendors and customers, competitive pricing for our products and services, our ability to achieve gross profit margins at which we can be profitable, including margins on services we perform on a fixed price basis, competition in the aircraft maintenance, repair and overhaul market and the impact on that market and on us of the ongoing global war on terrorism, the state of the domestic passenger airline industry and the financial condition of our airline customers, our ability to attract and retain qualified personnel in our businesses, utilization rates for our MR&O facilities, our ability to effectively integrate future acquisitions, our ability to effectively manage our business, economic factors which affect the airline industry, generally including the amount of aircraft maintenance outsourced by various airlines, and future changes in government regulations. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying our forward-looking statements prove incorrect, actual results may differ significantly from results expressed or implied in any forward-looking statements made by us in this Form 10-Q. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

The following discussion and analysis should be read in conjunction with the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K.

GENERAL

TIMCO Aviation Services, Inc. is among the world’s largest providers of aviation maintenance, repair and overhaul (MR&O) services for major commercial airlines, regional air carriers, aircraft leasing companies, government and military units and air cargo carriers. We provide MR&O services through several subsidiaries: Triad International Maintenance Corporation (known in the industry as TIMCO), which, with its four active locations, is one of the largest independent providers of aircraft heavy maintenance services in the world and also provides aircraft storage and line maintenance services; Brice Manufacturing and Aircraft Interior Design, which specialize in the sale of new aircraft seats and aftermarket parts and in the refurbishment of aircraft interior components; TIMCO Engineered Systems, which provides engineering services both to our MR&O operations and our customers; and TIMCO Engine Center, which refurbishes JT8D engines and performs on-wing repairs for both JT8D and CFM-56 series engines. Visit TIMCO online at www.timco.aero.

Our goal is to be the vendor of choice to our customers, providing aircraft maintenance solutions to meet our customers’ MR&O requirements. The services that we offer allow our customers to reduce their costs by outsourcing some of their MR&O functions.

At present, approximately 80% of our business is airframe heavy maintenance, and we are one of the largest providers of these services in the world. We have begun expansion into line maintenance and hope to significantly expand that business, believing it to be a service that airlines will seriously consider outsourcing in the future. We also are planning to expand our engine operation by establishing a repair shop to overhaul and maintain CFM engines. There can be no assurance we can successfully expand in these areas.

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

Three Months Ended March 31, 2005 and 2004

Operating revenue for the three month period ended March 31, 2005 increased $7,150 or 8.6% to $90,682, from $83,532 for the same period in 2004. The increase in revenues for the quarter ended March 31, 2005 compared to the revenues for the quarter ended March 31, 2004 can primarily be attributed to additional revenue in our airframe heavy maintenance operations (described below), in our engine center operation due to an expanded customer base and the addition of JT8D-200 overhaul capabilities, and in our Brice seat manufacturing and overhaul operation, which has benefited from the cross sales of our other service offerings and from an expanded customer base, including its first major U.S. carrier for its aircraft seats.

During 2005, particularly within our airframe MR&O facilities, we have continued to expand our customer base and, in some instances, we have increased our share of outsourced maintenance from our existing customers. The impact on revenue for the 2005 first quarter was an increase in revenue for our airframe MR&O facilities over the 2004 first quarter of approximately $11,000 or 17.7%. This increase in revenues from the operation of our airframe MR&O facilities, coupled with the increased revenue for our engine center operation ($2,800 quarter-over-quarter increase), for our line maintenance operation ($1,000 quarter-over-quarter increase), and our Brice operation ($870 quarter-over-quarter increase), accounted for the significant increase in revenue for the 2005 first quarter over the 2004 first quarter. These quarter-over-quarter revenue increases were partially offset by lower revenue for our engineering services as substantial customer programs were completed during the first quarter of 2004.

While significantly improved over 2004, our revenue and gross profit for 2005 continued to be unfavorably impacted by general economic conditions affecting the airline industry, including increased jet fuel prices, and by increased competition in the MR&O markets in which we operate. These factors forced us to reduce our pricing and take fixed priced work at lower rates, which adversely impacted revenues and gross margins. Additionally, instability in the Middle East and the global war on terrorism have unfavorably impacted airline passenger levels during 2004 and 2005, which has equated to further delays of maintenance service by some of our customers. Finally, delays and changes in customer maintenance schedules have impacted us in the past and are likely to impact us in the future.

Gross profit increased to $9,418 for the quarter ended March 31, 2005 compared with a gross profit of $6,293 for the quarter ended March 31, 2004; a 50.0% improvement. Gross profit as a percentage of revenue increased to 10.4% for the first quarter of 2005, compared to 7.5% for same period of 2004. The increased gross profit for the three month period ended March 31, 2005 over the same period for 2004 was spurred by long-term repetitive customer maintenance programs (referred to in the industry as “nose-to-tail lines”), where greater efficiencies can be achieved, and by higher revenues, particularly within our airframe MR&O operations and our engine center operation, which allowed us to better leverage the fixed portion of our cost of sales. Also, partially deteriorating the gross profit results for the first quarter of 2004 were ramp-up/learning curve issues relating to services for a major new customer within our Greensboro airframe facility.

Gross profit levels are affected by sales volume in that many of the costs of operating our facilities are relatively fixed and therefore revenues above a certain level have a more than proportional impact on gross margins. Further, gross margins during any particular period are dependent upon the number and type of aircraft serviced, the contract terms under which services are performed and the efficiencies that can be obtained in the performance of such services. Significant changes in any one of these factors could have a material impact on the amount and percentage of gross profits in any particular period and from period to period. Additionally, gross profit could be impacted in the future by considerations as to the value of our inventory. We continue to evaluate market and industry exposures in connection with the establishment of appropriate inventory valuation levels. While we believe that we have appropriately valued our inventory at the lower of cost or market, additional allowances may be required in the future, depending on the market for aircraft parts during any particular period and the applicability of the parts in our inventory compared to the types of aircraft for which we are performing maintenance procedures.

Operating expenses for the three month period ended March 31, 2005 were $6,454 compared to $5,502 for the three month period ended March 31, 2004. Operating expenses as a percentage of revenues were 7.1% and 6.6% for the 2005 and 2004 first quarters, respectively.

As a result of these factors, income from operations was $2,964 for the quarter ended March 31, 2005, compared to income from operations of $791 for the quarter ended March 31, 2004.

Interest expense (excluding amortization of deferred financing fees) for the three month period ended March 31, 2005 increased by $287 to $1,832, from $1,545 for the three month period ended March 31, 2004. The increase over 2004 is primarily attributable to interest expense on our restructured related party term loan (established April 8, 2004) and the additional interest expense on our $8,000 Hilco Term Loan (established April 8, 2004). For the quarter ended March 31, 2005, our non-cash PIK interest expense increased $87 while our cash interest expense increased $200 over 2004.

Amortization of deferred financing costs for the first quarter of 2005 was $300, compared to $264 for the first quarter of 2004. The slight increase over 2004 is primarily attributable to higher deferred financing fees incurred in conjunction with our CIT Group Credit Facility and Hilco Term Loan (both completed in April 2004) as compared to our previously outstanding senior credit facilities with an original maturity date of January 31, 2004 and minimal additional financing fees incurred related to the short-term extension of our previously outstanding senior credit facilities though July 2004.

During the first quarter ended March 31, 2005, we completed an offering and consent solicitation relating to our New Senior Notes and our Junior Notes. As a result of this tender offer, we recognized an inducement charge of $160 relating to the value of the premium shares issued as a part of the offering. Additionally, we incurred transaction fees related to the offering of $240. See Note 5 of Notes to Condensed Consolidated Financial Statements for specifics regarding this tender offer.

Other income — net was $381 and $165 for the three months of 2005 and 2004, respectively. Other income — net for the first quarter of 2005 included a $250 gain from the receipt of life insurance proceeds on a former key employee.

As a result of the above factors, our income from continuing operations before income taxes and discontinued operations for the quarter ended March 31, 2005 was $814 compared to our loss from continuing operations before income taxes and discontinued operations of $853 for the quarter ended March 31, 2004.

During the first quarter of 2005, we recognized a $337 income tax benefit as a result of income tax refunds for the overpayment of state taxes for our Oscoda, Michigan operations.

For the reasons set forth above, our income from continuing operations for the three month period ended March 31, 2005 was $1,151, or $0.02 per basic share and $0.00 per diluted share, compared to a loss of $853, or $0.03 per basic share and diluted share, for the three month period ended March 31, 2004.

Income from discontinued operations for the quarter ended March 31, 2005 was $55, or $0.00 per basic share and diluted share, compared to income of $971, or $0.03 per basic share and diluted share, for the quarter ended March 31, 2004. Income from discontinued operations for 2004 includes an $825 gain on the disposition of our office and warehouse facility located in Miramar, Florida and net rental income and expenses associated with this office and warehouse facility received prior to its disposition. Results for both the three month periods ended March 31, 2005 and 2004 include collections on receivables retained from the sale of our redistribution operations that had been fully reserved and the sale of residual inventory that remains after the sale of our redistribution operation and new parts bearings operation. Since our collections on assets from discontinued operations are winding down, we do not expect that our income from discontinued operations will be significant in future periods.

MARKET OUTLOOK

Based on our first quarter performance, and the factors discussed herein and in our Form 10-K in “Market Outlook for 2005”, we continue to believe that our fiscal 2005 revenue will be between $345,000 and $350,000 and that our fiscal 2005 net income will be between $2,000 and $2,500.

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

The September 11, 2001 terrorist attacks against the United States of America and the resulting increase in airline insurance costs, additional government mandated passenger taxes and fees, and increased airport security costs, have had a severe impact on the aviation industry. These factors, in conjunction with an overall slowdown in the U.S. economy, a reduction in passenger levels from fiscal 2001 through fiscal 2003, and the overall instability in the Middle East (including the ongoing global war on terrorism) have resulted in operating losses for U.S. airline carriers in excess of $10.3 billion for 2001, $8.6 billion for 2002, $3.6 billion for 2003, and an estimated $5.0 billion for 2004. In addition to these adverse factors, fiscal 2003 was further impacted by the outbreak of the SARS virus in Asia and fiscal 2004 and the first quarter of 2005 were impacted by significantly increased fuel costs due to the high price of oil. As a result of these factors, many commercial passenger airlines and air cargo carriers reported significant reductions in their capacity and have taken out of service upwards of 20% of their aircraft. This reduction in capacity has lessened the aircraft maintenance required by such airlines (and thereby the amount of maintenance being outsourced to companies like TIMCO). These factors have also caused several carriers to file for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. The most notable for us has been the filing for protection from creditors under Chapter 11 by United Air Lines on December 9, 2002 (United has been our largest customer during the last three fiscal years). As of the date of this report, United Air Lines has not emerged from protection under the Bankruptcy Court. In addition to those that have already filed, other carriers have publicly discussed the potential of seeking protection from creditors through a voluntary bankruptcy filing. As related to us, current exposures to carriers that are at risk of filing for protection are being continuously evaluated and monitored, though we have in the past, and may in the future, experience losses relating to these credit exposures. Additionally, the Company is positioning itself for potential favorable implications of these Chapter 11 filings and resurgence of the airlines as it is anticipated that additional maintenance outsourcing opportunities could result as these airlines look for cost reduction solutions.

We believe that all of the above factors could continue to have a negative impact on our business in the foreseeable future. These terrorist attacks and related aftermath events and the overall slowdown in the U.S. economy have also impacted our competition, with several of our competitors exiting the MR&O business.

Contractual Payment Obligation and Other Commercial Commitments

Below is a table setting forth our contractual payment obligations and other commercial commitments as of March 31, 2005, but adjusted for the term loan portion of the new financing arrangement with Monroe Capital Advisors LLC (see “Liquidity” below) and adjusted for the operating lease commitment to Maxus Leasing Group entered into on April 15, 2005 (see “Contingencies” below), which have been aggregated in order to facilitate a basic understanding of our liquidity (in thousands):

Contractual		Less than			Payments due by period
Obligations	Total	One Year	1-3 years		4 - 5 years	After 5 years
Revolving Credit Facility	$5,662	$5,662	$—		$—	$—

Long-Term Debt	115,304	1,164	114,140	*	—	—

Capital Leases	4,778	1,469	285		336	2,688

Operating Leases	26,751	4,328	8,696		5,347	8,380

Total contractual cash obligations	$152,495	$12,623	$123,121		$5,683	$11,068

Other
Commercial		Less than		Payments due by period
Commitments	Total	One Year	1-3 years	4 - 5 years	After 5 years
Letters of Credit +	12,064	12,064	—	—	—

Total Other Commercial Commitments	$12,064	$12,064	$—	$—	$—

*  Included within this amount is $61,437 of our New Senior Subordinated Notes and $940 of our Junior Subordinated Notes. If not redeemed or repurchased by the Company prior to the maturity dates of these obligations, these notes automatically convert to 143,392 and 2,313 shares, respectively, of our authorized but unissued common stock.

+  Outstanding letters of credit primarily relate to security for our obligation to make payments on an operating lease requiring aggregate payments of approximately $15,600. This amount is removed from the operating lease and total contractual cash obligations line because it is included within the letters of credit.

We are also committed under employment agreements with all of our executive officers and several of our key employees.

Liquidity

For the year ended December 31, 2004, we incurred losses from continuing operations of $667. We also had a net stockholders’ deficit as of December 31, 2004 and March 31, 2005. Further, during 2004 we required additional cash flow above amounts currently being provided from operations to meet our working capital requirements. During the first quarter ended March 31, 2005, while not necessarily indicative of the results of operations and cash flows which may be reported for the year ended December 31, 2005, we reported income from continuing operations of $1,151 and cash flow from operations of $7,016.

Our ability to service our debt and note obligations as they come due, including maintaining compliance with the covenants and provisions under our current and future debt instruments, is and will continue to be dependent upon our future financial and operating performance. This performance, in turn, is subject to various factors, including certain factors beyond our control, such as changes in conditions affecting the airline industry and changes in the overall economy. Additionally, our customer base has been adversely impacted in the past by various factors, such as the state of the general economy, fluctuations in the price of jet fuel, the ongoing global war on terrorism, the outbreak of the SARS virus in Asia and competitive price reductions in airfare prices. These and other factors may adversely affect our customers in the future.

Cash flow from operations is used to service our debt and note obligations, thereby reducing funds available for other purposes. Even if we are able to meet our debt service and other obligations when due, we may not be able to comply with the covenants and other provisions under our debt and note obligations. A failure to comply, unless waived by the lenders and noteholders, would be an event of default and would permit our lenders and noteholders to accelerate the maturity of these debt and note obligations. It would also permit them to terminate their commitments to extend credit under the financing agreements. Additionally, our senior credit facilities limit our ability to continue to borrow additional funds in the event of a material adverse change in our business, as defined. If we were unable to repay the debt to the lenders or obligations to the noteholders, or otherwise obtain a waiver, the lenders and holders could proceed against the collateral securing the financing obligations and notes, and exercise all other rights available to them. While we expect to be in a position to continue to meet our obligations in future periods, there can be no assurance we will be able to do so.

On April 12, 2005, we closed on a financing arrangement with Monroe Capital Advisors LLC in which we obtained a $7,000 senior secured term loan and a $3,000 delayed draw term loan designated for capital expenditures. Additionally, Monroe Capital acquired the $8,000 senior secured term loan previously made to us by Hilco Capital LP. The original $8,000 term loan due to Hilco Capital (and acquired by Monroe Capital as part of this financing) and the new $7,000 term loan (collectively the “Term Loans”) mature on December 31, 2007. Borrowings for capital expenditures made under the $3,000 delayed draw term loan (the “Monroe Capital Line of Credit” and together with the Term Loans the “Monroe Capital Loans”) are payable in monthly installments (as set forth in the financing agreement) with the balance due on December 31, 2007. For further details regarding this amended and restated financing agreement, see Note 9 of Notes to Condensed Consolidated Financial Statements.

At May 4, 2005, the outstanding aggregate borrowed on the CIT Group Revolving Line of Credit was $4,597, the outstanding CIT Term Loan was $5,527, outstanding letters of credit under the CIT Group Revolving Line of Credit was $12,064 and $15,364 was available for additional borrowing under the CIT Group Revolving Line of Credit.

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

In addition, subject to the limitations set forth in the indenture for the New Senior Notes, we and our subsidiaries may incur substantial amounts of additional indebtedness. Finally, our senior credit facilities are secured by a lien on substantially all of our assets.

We believe that we will meet our working capital requirements during 2005 from funds available under our revolving credit agreement, our new term loans from Monroe Capital and our operations. We may also sell assets or our equity securities, or borrow additional funds, to the extent required and available. While we expect that required financing will be available to meet our working capital requirements, there can be no assurance of this expectation.

Source and Use of Cash

Net cash provided by our continuing operating activities during the first quarter of 2005 was $7,016, compared to net cash used in continuing operating activities during the first quarter of 2004 of $4,564. Cash earnings, adjusted for non-cash charges, from continuing operations in the first quarter of 2005 of $3,575, decreases in accounts receivable of $1,833, and increases in accounts payable and other liabilities of $3,074 and $788, respectively, were used primarily to fund increases in inventory and other assets of $1,106 and $761, respectively, for the purchase of fixed assets of $699, and to reduce our senior debt and capital lease obligations by $6,463 in the aggregate. Cash of $55 was provided by our discontinued operations.

Senior Credit Facilities

See discussion of our senior credit facilities in Notes 3 and 9 to Notes to Condensed Consolidated Financial Statements and in our 2004 Form 10-K.

Subordinated Notes

See discussion of our subordinated note obligations in Note 5 to Notes to Condensed Consolidated Financial Statements and in our 2004 Form 10-K.

CONTINGENCIES

On April 15, 2005, we entered into an operating lease agreement with Maxus Leasing Group for tooling and other equipment to be used for the repair and overhaul of CFM engines. The initial term of the lease is 48 months with a cancellation option, contingent upon the payment of a cancellation fee, after the first 12 months. See Note 9 within Notes to Condensed Consolidated Financial Statements.

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

See our Annual Report on Form 10-K for the year ended December 31, 2004 for a discussion of our critical accounting policies and use of estimates. During the three month period ended March 31, 2005, there have been no material changes to our critical accounting policies and use of estimates.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk for changes in interest rates. We have no exposure to foreign currency exchange rates or to commodity price risk. We do not hold or issue any financial instruments for trading or other speculative purposes.

Our obligations under our CIT Group Revolving Credit Facility and our $8,000 Hilco Term Loan (and the Monroe Capital Term Loans which replaced this $8,000 term loan) bear interest at floating rates and therefore, we are impacted by changes in prevailing interest rates. However, our $15,862 term loan from our principal stockholder, and our New Senior Notes, Old Senior Notes, and Junior Notes all bear fixed interest rates and therefore we are not subject to the risk of interest rate fluctuations. A 10% change in market interest rates that affect our financial instruments would impact earnings during 2005 by approximately $153 before taxes and would change the fair value of our financial instruments by approximately $8,164.

ITEM 4: CONTROLS AND PROCEDURES

(a)	Our Chief Executive Officer (who is also our acting Chief Financial Officer) evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, this officer has concluded that as of March 31, 2005 our disclosure controls and procedures were effective in timely alerting him to material information relating to our company (including our consolidated subsidiaries) required to be included in our reports filed or submitted by us under the Exchange Act.

As of March 31, 2005, we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer (who is also our acting principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our principal executive officer concluded that the Company’s disclosure controls and procedures are effective.

(b)	There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this quarterly report on Form 10-Q.

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

See Note 5 to the Company’s Unaudited Condensed Consolidated Financial Statements included in this filing.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORMS 8-K

     (a) Exhibits

10.1	Master Lease Agreement dated as of April 15, 2005, between Maxus Leasing Group, Inc. and TIMCO Engine Center, Inc., and Schedules 001, 002 and 003 thereto

31.1	Certification of CEO and CFO under Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CEO and CFO under Section 906 the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

During the quarter ended March 31, 2005, the Company filed a Current Report on Form 8-K reporting under Item 3.02 the completion of the Company’s tender offer and consent solicitation to the holders of its 8% senior subordinated convertible PIK notes and its 8% junior subordinated convertible PIK notes. Also, the Company filed a Current Report on Form 8-K reporting under Item 2.02 the issuance of a press release announcing the Company’s financial results for the year ended December 31, 2004.

Subsequent to March 31, 2005, the Company filed a Current Report on Form 8-K reporting the loans obtained from Monroe Capital Advisors, LLC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMCO Aviation Services, Inc.

By:	/s/ Roy T. Rimmer, Jr.

Chief Executive Officer
(Principal Executive and Financial Officer)

Dated: May 10, 2005

Exhibit Index

Exhibit
Number	Description
10.1	Master Lease Agreement dated as of April 15, 2005, between Maxus Leasing Group, Inc. and TIMCO Engine Center, Inc., and Schedules 001, 002 and 003 thereto

31.1	Certification of CEO and CFO under Section 302 the Sarbanes-Oxley Act of 2002

32.2	Certification of CEO and CFO under Section 906 the Sarbanes-Oxley Act of 2002