Form 10-Q
period 2005-06-30
TIMCO AVIATION SERVICES INC
filed 2005-08-12
CIK 1012159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
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
Registrant’s telephone number, including area code: (336) 668-4410 (x8010)
Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report (s), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 256,559,172 shares of common stock, $.001 par value per share, were outstanding as of August 12, 2005.

TIMCO AVIATION SERVICES, INC.
INDEX
Part I. Financial Information

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$275	$293
Marketable securities	1,487	—
Accounts receivable, net of allowances of $5,488 at June 30, 2005 and $5,190 at December 31, 2004	48,467	49,721
Inventories	26,904	22,244
Other current assets	5,532	4,553

Total current assets	82,665	76,811

Fixed assets:
Fixed assets at cost	81,094	79,293
Less accumulated depreciation	51,396	48,756

Fixed assets, net	29,698	30,537

Goodwill, net	26,124	26,124
Deferred financing costs, net	3,590	3,263
Other	1,175	633

Total assets	$143,252	$137,368

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$18,412	$18,000
Accrued expenses	17,205	19,667
Customer deposits	15,350	9,254
Revolving loan	3,274	11,692
Current maturities of notes payable to financial institutions	1,239	1,164
Current maturities of capital lease obligations	1,106	1,327
Accrued interest	1,033	1,812

Total current liabilities	57,619	62,916

Senior subordinated notes, net:
New notes due 2006	61,437	115,800
Old notes due 2008	16,247	16,247
Notes payable to financial institutions, net of current portion	20,485	12,945
Term loan with a related party	16,587	14,412
Capital lease obligations, net of current portion	3,269	3,593
Deferred income	1,220	1,305
Junior subordinated notes due 2007, net	942	3,514
Other long-term liabilities	818	1,488

Total long-term liabilities	121,005	169,304

	June 30,	December 31,
	2005	2004
Commitments and Contingencies (see notes)

Stockholders’ Deficit:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none outstanding, 15,000 shares designated Series A Junior Participating	—	—
Common stock, $.001 par value, 500,000,000 shares authorized, 256,559,172 and 31,640,615 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	257	32
Additional paid-in capital	239,099	182,088
Accumulated other comprehensive loss, net of tax	(286)	—
Accumulated deficit	(274,442)	(276,972)

Total stockholders’ deficit	(35,372)	(94,852)

Total liabilities and stockholders’ deficit	$143,252	$137,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share Data)
(Unaudited)

	For the Three Months
	Ended June 30,
	2005	2004
Revenues, net	$81,114	$78,172
Cost of sales	73,587	71,164

Gross profit	7,527	7,008

Operating expenses	5,914	5,566

Income from operations	1,613	1,442

Interest expense	2,148	2,144
Gain on settlement of bankruptcy claim	(1,773)	—
Other income — net	(11)	(310)

Income (loss) before income taxes and discontinued operations	1,249	(392)

Income tax benefit	31	—

Income (loss) from continuing operations before discontinued operations	1,280	(392)

Income from discontinued operations, net of income taxes	44	144

Net income (loss)	$1,324	$(248)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.01	$(0.01)
Income from discontinued operations	—	—

Net income (loss)	$0.01	$(0.01)

Diluted income (loss) per share:
Income (loss) from continuing operations	$—	$(0.01)
Income from discontinued operations	—	—

Net income (loss)	$—	$(0.01)

Weighted average shares outstanding:
Basic	256,559,172	31,640,994

Diluted	464,303,673	31,640,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share Data)
(Unaudited)

	For the Six Months
	Ended June 30,
	2005	2004
Revenues, net	$171,796	$161,502
Cost of sales	154,840	148,403

Gross profit	16,956	13,099

Operating expenses	12,337	10,823

Income from operations	4,619	2,276

Interest expense	4,279	3,953
Gain on settlement of bankruptcy claim	(1,773)	—
Charge for early conversion of notes	400	—
Other income — net	(350)	(432)

Income (loss) before income taxes and discontinued operations	2,063	(1,245)

Income tax benefit	368	—

Income (loss) from continuing operations before discontinued operations	2,431	(1,245)

Income from discontinued operations, net of income taxes	99	1,115

Net income (loss)	$2,530	$(130)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.02	$(0.04)
Income from discontinued operations	—	0.04

Net income (loss)	$0.02	$—

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.01	$(0.04)
Income from discontinued operations	—	0.04

Net income (loss)	$0.01	$—

Weighted average shares outstanding:
Basic	158,390,464	31,640,994

Diluted	366,160,691	31,640,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(In Thousands, Except Share Data)
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of December 31, 2004	31,640,615	$32	$182,088	$—	$(276,972)	$(94,852)

Conversion of New Senior Notes	126,883,592	127	54,236	—	—	54,363

Conversion of Junior Notes	7,009,078	7	2,635	—	—	2,642

Inducement for early conversion of Notes	20,083,667	20	140	—	—	160

Partial exercise of the LJH Warrant	70,942,220	71	—	—	—	71

Net unrealized loss on investments	—	—	—	(286)	—	(286)

Net income	—	—	—	—	2,530	2,530

Balance as of June 30, 2005	256,559,172	$257	$239,099	$(286)	$(274,442)	$(35,372)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For the Six
	Months Ended
	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,530	$(130)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Income from discontinued operations	(99)	(1,115)
Gain on settlement of bankruptcy claim	(1,773)	—
Paid-in-kind interest note obligations	1,121	1,095
Inducement charge for conversion of notes	160	—
Write-off of deferred financing fees	—	145
Depreciation and amortization	2,726	2,654
Amortization of deferred financing costs	663	542
Provision for doubtful accounts	11	27
Change in working capital:
Accounts receivable	1,243	(10,696)
Inventories	(4,660)	70
Other assets	(1,521)	173
Accounts payable	412	(2,363)
Customer deposits	6,096	3,514
Other liabilities	(2,831)	(1,216)

Net cash provided by (used in) operating activities	4,078	(7,300)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(1,887)	(1,139)
Proceeds from sale of fixed assets, net of transaction expenses	—	24,861

Net cash (used in) provided by investing activities	(1,887)	23,722

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under senior debt facilities	177,936	171,787
Payments under senior debt facilities	(186,354)	(174,818)
Proceeds of term loan with financial institutions, net	8,155	5,900
Payments of deferred financing costs	(990)	(2,896)
Payments on term loan with financial institution	(581)	—
Payments on capital leases	(545)	(24,623)
Partial exercise of LJH Warrant	71	—
Proceeds of term loan with related party	—	6,162

Net cash used in financing activities	(2,308)	(18,488)

Net cash provided by discontinued operations	99	720

Net decrease in cash and cash equivalents	(18)	(1,346)
Cash and cash equivalents, beginning of period	293	1,603

Cash and cash equivalents, end of period	$275	$257

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$(2,126)	$(2,422)

Income taxes refunded	$368	$—

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(In Thousands)
(Unaudited)

	For the Six
	Months Ended
	June 30,
	2005	2004
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

Common stock issued in connection with conversion of New Senior Notes	$54,363	$—

Common stock issued in connection with conversion of Junior Notes	$2,642	$—

Available for sale investment equity change	$(286)	$—

Acquisition of property through capital lease	$—	$2,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)
(Amounts and Shares in Thousands, Except Per Share Data)
1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION and LIQUIDITY
DESCRIPTION OF BUSINESS
TIMCO Aviation Services, Inc. (the “Company”) is a Delaware corporation, which through its subsidiaries, provides aircraft maintenance, repair and overhaul (“MRO”) services to commercial passenger airlines, air cargo carriers, aircraft leasing companies, maintenance and repair facilities and aircraft parts redistributors throughout the world. During the second quarter ended June 30, 2005, the Company made the decision to integrate its refurbishment of aircraft interior components with its other MRO facilities. As a result of this decision, the Company has commenced a shut-down plan for its Aircraft Interior Design operations located in Dallas, Texas. See Note 10 for further discussion.
In January 2005, the Company extended a tender offer to the holders of its 8% Senior Subordinated Convertible paid-in-kind (“PIK”) Notes due 2006 (“New Senior Notes”) and to the holders of its 8% Junior Subordinated Convertible PIK Notes due 2007 (“Junior Notes”) to receive a 15% premium for agreeing to an early conversion of their Notes into shares of the Company’s authorized but unissued common stock. The indentures relating to the New Senior Notes and Junior Notes provide that unless the New Senior Notes and the Junior Notes are redeemed prior to their maturity, the New Senior Notes, including all previously issued PIK interest and all accrued but unpaid interest, will automatically convert at their maturity into 270,276 shares of common stock and the Junior Notes, including all previously issued PIK interest and all accrued but unpaid interest, will automatically convert at their maturity into 9,320 shares of common stock.
On March 8, 2005, the Company’s tender offer to the holders of its New Senior Notes and Junior Notes expired. As of the expiration of the tender offer, the Company had received tenders and related consents from holders of 47.0% in aggregate principal amount of the New Senior Notes and tenders and related consents from holders of 75.2% in aggregate principal amount of the Junior Notes. At the closing of the offer, the Company issued 224,919 in aggregate shares of its authorized but unissued common stock to the holders of the New Senior Notes who tendered in the offering, to the holders of the Junior Notes who tendered in the offer, and to LJH Ltd. (an entity controlled by the Company’s principal stockholder) in connection with its partial exercise of the LJH Warrant (defined below). After the closing of the offer, the Company has 256,559 shares of common stock outstanding and LJH, Ltd. owns approximately 57% of the outstanding common stock. See Note 8 for further information.
As of June 30, 2005, $61,437 of New Senior Notes and $942 of Junior Notes remain outstanding. All such Notes will convert at their maturity into an aggregate of 145,703 shares of the Company’s authorized but unissued common stock. Further, upon the conversion of the remaining New Senior Notes and Junior Notes into shares of common stock at their maturity, LJH Ltd. will have the right to exercise the amended LJH Warrant to receive an additional 62,445 shares of common stock. At such time, the Company would have 464,707 shares of common stock outstanding and LJH Ltd. would own approximately 45% of the outstanding common stock.
On July 28, 2005, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed rights offering. Once the Company’s registration statement has become effective, stockholders holding shares of the Company’s common stock, as of the record date to be established for the rights offering, will have the right to purchase additional shares of the Company’s post-reverse split common stock for a subscription price of $4.80 per share ($0.12 per pre-reverse split share). For every 40 pre-reverse split shares (one post-reverse split share) of common stock held on the record date, stockholders will be granted 1.25 subscription rights. Also, the Company intends to allow its principal stockholder the use of amounts due to him under a promissory note (see Note 7 for a description of this note) as consideration for the purchase of a portion of the shares that he will be permitted to purchase in the rights offering. Also prior to the rights offering, the Company will give the holders of its New Senior Notes and its Junior Notes the opportunity to convert their notes into the number of shares of common stock that the New Senior Notes and Junior Notes will convert into at their maturity (see Note 8 for discussion regarding the New Senior Notes and Junior Notes). Noteholders who agree to such early conversion of their notes into common stock will have the right to participate in the rights offering in the same manner as other stockholders. Finally, the Company plans to effect, simultaneously with the closing of the rights offering, a reverse split of its common stock on a one-new-share-for-40-old-shares basis. In conjunction with the reverse split, the Company plans to amend its certificate of incorporation to reduce its authorized common stock, $0.001 par value, from 500,000 to 100,000 shares. All of these proposed items will require approval of a majority of the Company’s stockholders at a meeting that is expected to be held on October 7, 2005. See Note 13 for further discussion regarding all of these proposed transactions.
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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2005, the results of its operations for the three and six month periods ended June 30, 2005 and 2004 and its cash flows for the six month periods ended June 30, 2005 and 2004. The results of operations and cash flows for the six month period ended June 30, 2005 are not necessarily indicative of the results of operations or cash flows which may be reported for the year ending December 31, 2005.
LIQUIDITY
On April 12, 2005, the Company closed a financing arrangement with Monroe Capital Advisors LLC in which the Company obtained a $7,000 senior secured term loan and a $3,000 delayed draw term loan designated for capital expenditures. Additionally, Monroe Capital acquired the $8,000 senior secured term loan previously made to the Company by Hilco Capital LP. The original $8,000 term loan due to Hilco Capital (and acquired by Monroe Capital as part of this financing) and the new $7,000 term loan (collectively the “Term Loans”) mature on December 31, 2007. Borrowings for capital expenditures made under the $3,000 delayed draw term loan (the “Monroe Capital Line of Credit” and together with the Term Loans the “Monroe Capital Loans”) are payable in monthly installments (as set forth in the financing agreement with Monroe Capital) with the balance due on December 31, 2007. For further details of this financing agreement, see Note 6.
For the year ended December 31, 2004, the Company incurred a loss from continuing operations of $667. The Company also had a net stockholders’ deficit as of December 31, 2004 and for the year ended 2004 required additional cash flow above amounts provided from operations to meet its working capital requirements. During the six month period ended June 30, 2005, while not necessarily indicative of the results of operations or cash flows which may be reported for the year ending December 31, 2005, the Company reported income from continuing operations of $2,431 and cash flow from operations of $4,078. The Company’s ability to service its debt obligations as they come due, including maintaining compliance with the covenants and provisions of all of its debt obligations, is dependent upon the Company’s future financial and operating performance. That performance, in turn, is subject to various factors, including certain factors beyond the Company’s control, such as changes in conditions affecting the airline industry and changes in the overall economy. Additionally, as a result of the state of the general economy, fluctuations in the price of jet fuel, the currently on-going global war on terrorism, and a competitive price reduction in airfare prices, the airline industry, and thus the Company’s customer base, has been significantly impacted. The result for some carriers has been the filing for protection under Chapter 11 of the United States Bankruptcy Code. These factors have also resulted in some of the Company’s competitors exiting the maintenance, repair, and overhaul business.
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
2. INVENTORIES
Inventories are stated at the lower of cost or market value. At June 30, 2005 and December 31, 2004, inventories consisted of the following:

	June 30,	December 31,
	2005	2004
Finished goods	$15,446	$14,274
Work in progress	9,430	6,455
Raw materials	2,028	1,515

	$26,904	$22,244

3. DEFERRED FINANCING COSTS
Costs associated with obtaining financing are included in the accompanying condensed consolidated balance sheets as deferred financing costs and are being amortized over the terms of the loans to which such costs relate. The cost and accumulated amortization of deferred financing costs as of June 30, 2005 and December 31, 2004 is as follows:

	June 30,	December 31,
	2005	2004
Original basis	$8,437	$7,447
Accumulated amortization	(4,847)	(4,184)

	$3,590	$3,263

4. OTHER COMPREHENSIVE INCOME (LOSS)
In April 2005, the Company received 1,364 shares of common stock of Kitty Hawk, Inc. in settlement of a bankruptcy claims. See Note 9. These shares have been designated as available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Accumulated other comprehensive loss for the Company consisted of accumulated unrealized losses on marketable securities. This amount is included as a separate component of stockholders’ deficit. The components of comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss)	$1,324	$(248)	$2,530	$(130)
Unrealized loss on marketable securities, net of tax	(286)	—	(286)	—

Comprehensive income (loss), net of tax	$1,038	$(248)	$2,244	$(130)

5. SALE OF ASSETS AND OPERATING ENTITIES
In March 2004, the Company sold an office and warehouse facility located in Miramar, Florida that had previously been used in the Company’s parts redistribution operation for a sales price of $26,000. The proceeds of the sale were used to repay the $23,824 balance of the Company’s tax retention operating lease (“TROL”) financing obligation and to pay transaction expenses and other expenses associated with the property. The remainder of the proceeds was used in April 2004 to repay amounts outstanding under a previously outstanding senior credit facility. As a result of this transaction, the Company recognized a gain on disposal of fixed assets of $825. This gain, along with the related rental income, depreciation expense and interest expense, is included within income from discontinued operations, net of income taxes within the accompanying condensed consolidated statement of operations for the six month period ended June 30, 2004. See the Company’s Annual Report of Form 10-K for the year ended December 31, 2004 for particulars of the Company’s TROL financing obligation and with respect to the April 2004 refinancing of all of the Company’s senior debt obligations.
6. SENIOR CREDIT FACILITIES
In April 2004, the Company closed on a refinancing of all of its senior debt as contemplated by a financing agreement between the Company and the CIT Group. Under this financing agreement, the Company obtained the CIT Group Revolving Line of Credit, which is a $35,000 senior secured revolving line of credit, and the CIT Group Term Loan, which is a $6,400 senior secured term loan. The Company used the proceeds from the CIT Group Credit Facility to repay in full amounts outstanding under its previously outstanding senior credit facility, to repay a warrant repurchase obligation due to a previous lender and for working capital. See the Company’s Annual Report of Form 10-K for the year ended December 31, 2004 for particulars of the Company’s refinancing of all of its previously outstanding senior debt and the warrant repurchase obligation due to a previous lender.
The CIT Group Revolving Line of Credit is due December 31, 2007 and bears interest, at the Company’s option, at (a) Prime plus an advance rate ranging from 0.00% to 0.75%, or (b) LIBOR plus an advance rate ranging from 2.50% to 4.00%, with the advance rates contingent on the Company’s leverage ratio. The Company has currently elected both Prime and LIBOR options for portions of the outstanding revolving line of credit. Also, in accordance with the requirements of EITF 95-22, the Company has presented this revolving line of credit as a short-term obligation. The CIT Group Term Loan is due in quarterly installments of $291, which commenced on October 1, 2004, with the final quarterly installment due on December 31, 2007. The CIT Group Term Loan bears interest at the prevailing rate of the CIT Group Revolving Line of Credit plus one percent. Also, the CIT Group Credit Facility contains certain financial covenants regarding the Company’s financial performance and certain other covenants, including limitations on the incurrence of additional debt, and provides for the termination of the CIT Group Credit Facility and repayment of all debt in the event of a change in control, as defined. In addition, an event of default under the Monroe Capital Loans (described below) will also result in a default under the CIT Group Credit Facility. Borrowings under the CIT Group Credit Facility are secured by a lien on substantially all of the Company’s assets. Borrowings under the revolving line of credit are based on a borrowing base formula that takes into account the level of the Company’s receivables and inventory. Further, the amounts that the Company can borrow under the revolving line of credit are affected by various availability reserves that are established by the lenders under the financing agreement, and the Company’s borrowings under the revolving line of credit are limited based on the ratio of the Company’s debt to EBITDA. Finally, the agreement relating to the revolving line of credit requires that at the time of each additional borrowing, the Company must make various representations and warranties to its lenders regarding its business (including several reaffirming that there have been no changes in the status of specific aspects of the Company’s business that could reasonably be expected to have a material adverse effect upon the business operation, assets, financial condition or collateral of the Company and its subsidiaries taken as a whole), and be in compliance with various affirmative and negative covenants, all as more particularly set forth in the agreement. As of June 30, 2005, the outstanding aggregate amount borrowed under the CIT Group Revolving Line of Credit was $3,274, the outstanding CIT Group Term Loan was $5,527, the amount of outstanding letters of credit under the revolving line of credit was $11,434, and $14,023 was available for additional borrowing under the revolving line of credit.
Simultaneous with the inception of the CIT Group Credit Facility, the Company obtained the Hilco Term Loan, which was an $8,000 term loan, from Hilco Capital LP (which loan has now been assigned to Monroe Capital; see below). The Company used the proceeds from the Hilco Term Loan to repay amounts outstanding under its previously outstanding senior credit facility. See the Company’s Annual Report of Form 10-K for the year ended December 31, 2004 for particulars of the Company refinancing of all of its previously outstanding senior debt and specifics of the Hilco Term Loan.
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

The financing agreements related to the Monroe Capital Loans contain certain financial covenants regarding the Company’s financial performance and certain other covenants, including limitations on the incurrence of additional debt, and provide for the termination of the Monroe Capital Loans and the repayment of all debt in the event of a change in control, as defined. In addition, an event of default under the Company’s CIT Group Credit Facility (described above) will also result in a default under the Monroe Capital Loans. Borrowings under the Monroe Capital Loans are secured by: (i) a first lien on the assets that the Company acquires or refinances with the Monroe Capital Line of Credit, and (ii) a second lien on substantially all of the Company’s other assets.
7. TERM LOAN TO A RELATED PARTY
In April 2004, the Company entered into an agreement with its principal stockholder pursuant to which it combined all of its previously outstanding debt (principal plus accrued and unpaid interest) with its principal stockholder into a related party term loan due on January 31, 2008 (the “LJH Term Loan”). The LJH Term Loan combines the $1,300 loan relating to the Brice acquisition, the $6,050 related party term loan made in May 2003, the $900 obligation related to the AMS inventory purchase, the $5,000 loan which replaced the Company’s previous term loan with Bank of America and PIK interest previously paid on these obligations. See the Company’s Annual Report of Form 10-K for the year ended December 31, 2004 for particulars regarding these previously outstanding debt obligations. The LJH Term Loan bears interest at 18% per annum, 6% of which is payable in cash (or at the Company’s option, PIK) and the balance of which is payable-in-kind. Additionally, the PIK interest balance compounds into principal debt semi-annually in January and August. While the Company initially considered the cash and payable in-kind election for the January 31, 2005 measurement date, it has subsequently determined to elect the full payable-in-kind interest election. As a result of this determination, the Company has compounded an additional $725 of PIK interest to the LJH Term Loan balance versus what was originally determined for the January 31, 2005 election date. The LJH Term Loan is pari-passu with the New Senior Notes, but is secured by a lien on substantially all of the Company’s assets. The LJH Term Loan also contains cross acceleration provisions if the Company’s obligations to the CIT Group and Monroe Capital are accelerated.
In July 2005, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed rights offering. In connection with the rights offering, the Company has agreed to allow its principal stockholder to use amounts due to him under the LJH Term Loan as consideration (on a dollar-for-dollar basis) for the purchase of shares in the rights offering. See Note 13 for further discussion regarding the proposed rights offering.
As partial consideration for the funding of a $6,050 term loan with the Company’ principal stockholder in 2003, of which this amount has become part of the related party term loan discussed above, the Company issued a warrant (the “LJH Warrant”) to its principal stockholder to acquire, for nominal consideration, 30% of the Company’s outstanding common stock (on a fully-diluted basis) as of the day the warrant is exercised. The warrant is exercisable on or before January 31, 2007. The warrant valuation, as determined by an independent business valuation specialist through a fair market value assessment of the Company, was recorded at $1,258 in 2003. The Company recorded the value of this warrant as deferred financing costs and was amortizing this amount to expense over a three-year period (the original period of this loan). As a result of the related party term loan refinancing described above, effective April 2004 the Company reset the amortization period for the unamortized deferred financing balance and will amortize this amount over the term of the newly established related party term loan.
In January 2005, the Company extended an offer for early conversion of its New Senior Notes and Junior Notes. As part of this offer, the Company’s principal stockholder agreed to certain amended terms with respect to the LJH Warrant. Upon the completion of the Company’s tender offer, its principal stockholder partially exercised the LJH Warrant. As a result of this partial exercise, the Company’s principal stockholder received 70,942 shares of the Company’s authorized but unissued common stock. Additionally, the LJH Warrant was amended such that upon the maturity of the remaining untendered New Senior Notes and Junior Notes, which is to occur on December 31, 2006 and January 2, 2007, respectively, and the automatic conversion of these notes into common stock, the Company’s principal stockholder will have the right to exercise the amended warrant to receive an additional 62,445 shares of common stock. See Note 8 for specifics of this tender offer.

8. SUBORDINATED NOTES
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
In the offering and consent solicitation, the Company offered holders of the Notes the right to receive a 15% premium payable in shares of its common stock if the holders agreed to an early conversion of their Notes into common stock during the conversion period, which expired as of March 8, 2005. The Company also solicited consents from the holders of its New Senior Notes and Junior Notes to remove all material covenants contained in the indentures, including the covenant restricting the amount of senior debt that the Company may incur and the covenant requiring the Company to redeem the Notes upon a change of control. If the holders tendered their Notes, they were automatically consenting to the proposed amendments to the indentures. To become effective for each class of Notes, the amendments required the consent of a majority of the holders of the Notes (excluding from this computation the Notes held by the Company’s principal stockholder).
The Company received tenders and related consents from holders of 47.0% in aggregate principal amount of the New Senior Notes and tenders and related consents from holders of 75.2% in aggregate principal amount of the Junior Notes. Based on the level of premium shares that have been issued (see below), for the six month period ended June 30, 2005, the Company recorded an inducement charge of $160 and incurred related transaction expenses of $240.
At the closing of the offer, the Company issued 145,916 shares of its authorized but unissued common stock to the holders of the New Senior Notes who tendered in the offer (including 19,032 premium shares), 8,060 shares of its authorized but unissued common stock to the holders of the Junior Notes who tendered in the offer (including 1,051 premium shares), and 70,942 shares to LJH Ltd. (an entity controlled by the Company’s principal stockholder) in connection with its partial exercise of the LJH Warrant. See Note 7 for information about the LJH Warrant. After the closing of the offer, the Company has 256,559 shares outstanding and the Company’s principal stockholder holds approximately 57% of the outstanding common stock.
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
As of June 30, 2005, $61,437 of New Senior Notes and $942 of Junior Notes remain outstanding. All such Notes will convert at their maturity into an aggregate of 145,703 shares of the Company’s authorized but unissued common stock. Further, upon the conversion of the remaining New Senior Notes and Junior Notes into shares of common stock at their maturity, LJH Ltd. will have the right to exercise the amended LJH Warrant to receive an additional 62,445 shares of common stock. At such time, the Company would have 464,707 shares of common stock outstanding and LJH Ltd. would own approximately 45% of the outstanding common stock.
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

The following table sets forth (1) the Company’s actual capitalization as of June 30, 2005 and (2) the Company’s pro forma capitalization as of June 30, 2005 as if the remaining untendered Notes had automatically converted into common stock at their maturity and the remaining portion of the LJH Warrant had been exercised in full at that date:

	(1)	Adjustments		(2)
		Upon
	Actual	Maturity		Pro Forma
	(Unaudited)	(Unaudited)		(Unaudited)
Revolving loan	$3,274	$—		$3,274
Notes payable to financial institutions	21,724	—		21,724
Capital lease obligation	4,375	—		4,375
Related party term loan	16,587	—		16,587
Old senior subordinated notes due 2008	16,247	—		16,247
New senior subordinated convertible PIK notes due 2006	61,437	(61,437	)(A)	—
Junior subordinated convertible PIK notes due 2007	942	(942	)(A)	—

Total debt	$124,586	$(62,379)		$62,207

Stockholders’ (deficit) equity:

Preferred stock, $0.01 par value, 1,000 shares authorized, none outstanding, 15 shares designated series A junior participating	$—	$—		$—
Common Stock, $0.001 par value, 500,000 shares authorized, 256,559 shares issued and outstanding on June 30, 2005, 464,707 shares issued and outstanding on June 30, 2005 on a proforma basis	257	208	(B)	465
Additional paid in capital	239,099	62,233	(B)	301,332
Accumulated other comprehensive loss	(286)	—		(286)
Accumulated deficit	(274,442)	—		(274,442)

Total stockholders’ (deficit) equity	$(35,372)	$62,441		$27,069

Total capitalization	$89,214	$62		$89,276

(A)	Represents the conversion of the outstanding New Senior Notes and Junior Notes into shares of common stock at their maturity.

(B)	Reflects: (i) the issuance of 145,703 shares to the holders of the untendered New Senior Notes and Junior Notes upon the maturity of such Notes; and (ii) the issuance of 62,445 shares to the Company’s principal stockholder upon the complete exercise of the LJH Warrant. Upon the maturity of the New Senior Notes and Junior Notes, and upon the complete exercise of the remaining portion of the LJH Warrant in early 2007, the Company will have 464,707 shares of common stock outstanding.

8% SENIOR SUBORDINATED PIK NOTES DUE 2006
In February 2002, in connection with its capital and debt restructuring, the Company issued $100,000 face value, in aggregate, principal amount of 8.0% senior subordinated convertible paid-in-kind (“PIK”) notes (“New Senior Notes”), which mature on December 31, 2006. On March 8, 2005, in conjunction with the Company’s offering and consent solicitation (see above), the Company received tenders and related consents from holders of 47.0% in aggregate principal amount of the New Senior Notes. After consummation of the offer, $61,437 of New Senior Notes remain outstanding. The New Senior Notes bear interest from the date of issuance and are payable at the Company’s option either in cash or paid-in-kind through the issuance of additional New Senior Notes semiannually on June 30 and December 31 of each year.
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
In July 2005, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed rights offering. Prior to the rights offering, the Company intends to give the holders of the New Senior Notes the opportunity to convert their notes into the number of shares of common stock that the New Senior Notes will convert into at maturity (December 31, 2006). Holders of New Senior Notes who agree to such early conversion will have the right to participate in the rights offering in the same manner as other stockholders. See Note 13 for further discussion regarding the proposed rights offering.
8 1/8% SENIOR SUBORDINATED NOTES DUE 2008
In 1998, the Company sold $165,000 of senior subordinated notes (“Old Notes”) with a coupon rate of 8.125% at a price of 99.395%, which mature on February 15, 2008. On February 28, 2002, $149,000 face value of these notes were cancelled as part of a note exchange in exchange for cash and securities, and substantially all of the covenants contained in the indenture relating to the remaining Old Notes were extinguished. As a result of the exchange offer and consent solicitation, $16,247 in aggregate principal amount, net of unamortized discount, of Old Notes remain outstanding at June 30, 2005. Interest on the Old Notes is payable on February 15 and August 15 of each year.
The Old Notes are redeemable, at the Company’s option, in whole or in part, at any time after February 15, 2003, at the following redemption prices, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date: (i) 2005—101.354%; and (ii) 2006 and thereafter—100%. Upon the occurrence of a change in control, the Company will be required to make an offer to repurchase all or any part of each holder’s senior subordinated notes at a repurchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the repurchase date. There can be no assurance that the Company will have the financial resources necessary to purchase the remaining Old Notes upon a change in control or that such repurchase will then be permitted under the Company’s senior credit facilities.
8% JUNIOR SUBORDINATED PIK NOTES DUE 2007
In September 2002, as part of a class action settlement, the Company issued $4,000 face value, in aggregate, junior subordinated convertible PIK notes (“Junior Notes”). On March 8, 2005, in conjunction with the Company’s offering and consent solicitation (see above), the Company received tenders and related consents from holders of 75.2% in aggregate principal amount of the Junior Notes. After consummation of the offer, $872 of Junior Notes remain outstanding. The Junior Notes bear interest at 8% and mature on January 2, 2007. Interest on the Junior Notes is payable, at the Company’s option, either in cash or paid-in-kind through the issuance of additional notes semiannually on June 30 and December 31 of each year. Additionally, the Junior Notes were recorded as of September 20, 2002 (the effective date) at the then current redemption value of $2,500. As a result of the Company’s tender offer, the current redemption value approximates $942. The discount on these Junior Notes is being accreted to the redemption value that would be due if the Junior Notes were redeemed immediately prior to maturity in January 2007, of approximately $1,096.

The Junior Notes are redeemable for cash at the Company’s option at the following percentages of par plus accrued interest on the par value through the date of redemption: 2005 — 75.625% and 2006 — 77.5%. The Junior Notes also provide that the holders will receive an aggregate of 26 shares of common stock if the Junior Notes are redeemed in 2005 or 2006.
If the Junior Notes have not already been redeemed or repurchased, the Junior Notes, including those Junior Notes previously issued as paid-in-kind interest and all accrued but unpaid interest, will automatically convert on January 2, 2007 into an aggregate of 2,311 shares of common stock. Holders of Junior Notes will not receive any cash payment representing principal or accrued and unpaid interest upon conversion; instead, holders will receive a fixed number of shares of common stock and a cash payment to account for any fractional shares.
In July 2005, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed rights offering. Prior to the rights offering, the Company intends to give the holders of the Junior Notes the opportunity to convert their notes into the number of shares of common stock that the Junior Notes will convert into at maturity (January 2, 2007). Holders of Junior Notes who agree to such early conversion will have the right to participate in the rights offering in the same manner as other stockholders. See Note 13 for further discussion regarding the proposed rights offering.
9. COMMITMENTS AND CONTINGENCIES
ENVIRONMENTAL MATTERS
The Company is taking remedial action pursuant to Environmental Protection Agency and Florida Department of Environmental Protection (“FDEP”) regulations at TIMCO-Lake City. Ongoing testing is being performed and new information is being gathered to continually assess the impact and magnitude of the required remediation efforts on the Company. The Company is currently monitoring the remediation, which will extend into the future. Based on current testing, technology, environmental law and clean-up experience to date, the Company believes that it has established an adequate accrual for the estimated costs associated with its current remediation strategies. Additionally, during 2003 the Company secured an insurance policy to comply with the financial assurances required by the FDEP. During the 2004 fiscal year and the first six months of fiscal 2005, the Company has proceeded with its remediation plan with no significant change in the estimated compliance costs and has maintained its insurance policy to comply with the financial assurances required by the FDEP.
Additionally, there are other areas adjacent to TIMCO-Lake City’s facility that could also require remediation. The Company does not believe that it is responsible for these areas; however, it may be asserted that the Company and other parties are jointly and severally liable and are responsible for the remediation of those properties.
Accrued expenses in the accompanying June 30, 2005 and December 31, 2004 condensed consolidated balance sheets include $800 related to obligations to remediate the environmental matters described above. Future information and developments will require the Company to continually reassess the expected impact of the environmental matters discussed above. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. These uncertainties include the extent of required remediation based on testing and evaluation not yet completed and the varying costs and effectiveness of remediation methods. In the opinion of management, the ultimate resolution of these environmental exposures will not have a material adverse effect upon the financial condition or results of operations of the Company.
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

During 2002, the Company sold certain real estate and fixtures located in Dallas, Texas, to the Company’s principal stockholder. The gross sale price for these assets was approximately $2,400, which was the estimated fair market value, based on a third party appraisal, on the sale date. Simultaneous with this sale, the Company entered into a lease agreement with the principal stockholder for substantially all of these assets. The term of this lease is ten years. Annual rental payments are approximately $300 per year, with the Company being responsible for, among other things, taxes, insurance and utilities. The sale and resulting leaseback qualify for sale leaseback accounting pursuant to SFAS No. 98, “Accounting for Leases”. The Company deferred the gain on sale of approximately $1,700 and is amortizing this gain to income over the term of the lease agreement as an offset to rent expense. Deferred income within the accompanying June 30, 2005 and December 31, 2004 condensed consolidated balance sheets includes $1,220 and $1,305, respectively, relating to this sale leaseback transaction. See Note 10 for discussion regarding the Company’s decision to integrate these operations into the other MRO facilities and to shut-down this facility.
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
OTHER MATTERS
In August 2004, a settlement agreement for unsecured claims was reached with the entity from which the Company acquired its Oscoda, Michigan engine and airframe maintenance facilities in 1999. Pursuant to that entity’s plan of reorganization under Chapter 11 of the United States Bankruptcy Code, the Company would receive a pro rata portion of 7,000 shares of common stock in the reorganized company (Kitty Hawk, Inc.) based on the Company’s unsecured claim as compared to the total of all unsecured claims. On April 21, 2005, the Company received 1,364 shares of new common stock in the reorganized company in settlement of its claim against that entity’s bankruptcy estate. Based on the stock price of the reorganized company on April 21, 2005, which approximated $1.30 per share, the Company recorded a gain of $1,773 within the accompanying condensed consolidated financial statements for the three and six month periods ended June 30, 2005. See Note 4.
An entity controlled by the Company’s principal stockholder purchases aircraft for resale and lease, and the Company provides aircraft maintenance service work to that entity. Services provided to that entity are charged at not less then the rates that would be charged for such services to an unaffiliated third party. During the six month period ended June 30, 2005, the billings related to the services that were provided to such entity were approximately $960. At June 30, 2005, the Company had a net receivable from this entity of $1,439, of which $1,000 has been received subsequent to the end of the second quarter.
On April 15, 2005, the Company entered into an operating lease agreement with Maxus Leasing Group for tooling and other equipment to be used for the repair and overhaul of CFM-56 engines. The initial term of the lease is 48 months with a cancellation option, contingent upon the payment of a cancellation fee, after the first 12 months. Rental payments approximate $1,320 per year, with the Company also responsible for insurance, taxes, and other upfront expenditures.
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
10. RESTRUCTURING ACTIVITIES
In June 2005, management approved a restructuring plan related to the Company’s Aircraft Interior Design operations located in Dallas, Texas. As part of the restructuring plan, the Company decided to integrate its refurbishment of aircraft interior components within its other MRO facilities and to relocate certain assets to those facilities. In addition, the Company is working with its principal stockholder to sell or sublease its Dallas facility, for which the Company currently has a lease commitment through October 2012 (see Note 9).

The implementation of this restructuring plan began in the quarter ended June 30, 2005 and is expected to be completed by September 30, 2005. The Company expects the restructuring actions to result in total pre-tax charges of approximately $125, including $56 incurred during the quarter ended June 30, 2005. The Company has $47 in accrued restructuring charges (included within accrued liabilities within the accompanying condensed consolidated balance sheet for the period ended June 30, 2005) representing employee termination benefits.
As discussed above and within Note 9, the Company has an operating lease commitment to its principal stockholder through October 2012 on the facility located in Dallas, Texas. The Company is working with its principal stockholder in either subleasing or selling this facility. For the second quarter ended June 30, 2005, the Company has evaluated SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, and determined that based on the balance of deferred credits (which approximated $1,220 at June 30, 2005; see Note 9) and its sublease potential of this facility, as compared to the present value of its operating lease commitment, no restructuring accrual is required for the operating lease commitment. Also, if and when the Company is released from its operating lease commitment with respect to this lease, the remaining unamortized deferred income amount will be recorded as a gain within income from operations. Although there can be no assurance, the Company expects to be released from its commitment once this facility is sold or subleased.
11. WEIGHTED AVERAGE SHARES
Basic income per share is computed using the weighted-average number of shares outstanding during the period. Diluted income per share uses the weighted-average number of shares outstanding during the period plus the dilutive effect of stock options, convertible debt instruments and stock warrants calculated using the treasury stock method. Weighted average shares used in the computation of basic and diluted income per share is as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Weighted average common and common equivalent shares outstanding:
Basic	256,559,172	31,640,994	158,390,464	31,640,994
Effect of dilutive securities Convertible debt	145,702,888	—	145,702,888	—
Stock warrants and options	62,041,613	—	62,067,339	—

Diluted	464,303,673	31,640,994	366,160,691	31,640,994

Common stock equivalents outstanding which are not included in the calculation of diluted earnings per share because their impact is antidilutive	15,533,006	308,514,906	15,533,006	308,501,700

As discussed within Note 13, on July 28, 2005, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed rights offering. The completion of the proposed rights offering and the related reverse stock split could significantly impact the Company’s amount of basic and diluted shares outstanding.

12. STOCK COMPENSATION PLANS
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
The following table illustrates the effects on net income and earnings per share if the Company had applied the fair value recognition of FASB Statement No. 123 to stock-based employee compensation:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net income (loss) — as reported	$1,324	$(248)	$2,530	$(130)
Additional expense	(19)	(26)	(39)	(208)
Net income (loss) — pro forma	$1,305	$(274)	$2,491	$(338)
Net income (loss) per share, basic — as reported	$0.01	$(0.01)	$0.02	$—
Net income (loss) per share, diluted — as reported	—	(0.01)	0.01	—
Net income (loss) per share, basic — pro forma	0.01	(0.01)	0.02	(0.01)
Net income (loss) per share, diluted — pro forma	—	(0.01)	0.01	(0.01)
In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment”, which is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation”. SFAS No. 123 (Revised 2004) will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This Statement, as amended in April 2005, will be adopted by the Company during the first quarter of 2006.
13. SUBSEQUENT EVENTS
On July 28, 2005, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed rights offering:
•	The Company intends to grant rights to stockholders, as of a record date to be determined (the “record date”), to purchase additional shares of the Company’s post-reverse split common stock for a subscription price of $4.80 per share ($0.12 per pre-reverse split share). For every 40 pre-reverse split shares (one post-reverse split share) of common stock held on the record date, stockholders will be granted 1.25 subscription rights. If, for example, a stockholder owned 400 shares of pre-reverse split common stock on the record date, the stockholder would own 10 post-reverse split shares after the reverse split (see below) and would have the right to purchase an additional 12.5 post-reverse split shares of the Company’s common stock for $4.80 per share.

•	The Company intends to allow its principal stockholder to use amounts due to him under the LJH Term Loan (including interest previously paid in kind and accrued but unpaid cash and PIK interest to the closing date of the rights offering) as consideration (on a dollar-for-dollar basis) to exercise rights that he will receive to purchase shares of common stock in the rights offering. The Company’s principal stockholder has agreed to use the balance of the LJH Term Loan to the full extent of amounts due as of the closing date of the rights offering.

Based on his current ownership, the Company’s principal stockholder will have the right to purchase 4,561 post-reverse split shares in the rights offering for a total purchase price of $21,891. The related party term loan had a balance due (including interest previously paid in kind and accrued but unpaid cash and PIK interest) as of July 31, 2005 of $18,067. As such, if the rights offering had closed on July 31, 2005, the Company would have issued to its principal stockholder 3,764 post-reverse split shares of common stock based on his use of the LJH Term Loan to pay the purchase price for such shares. Further, the Company’s principal stockholder would have the right at that date, but not the obligation, to purchase up to an additional 797 shares of common stock in the rights offering for an aggregate cash purchase price of $3,824.

If the Company’s principal stockholder is the only participant in the rights offering and if the level of his participation is only to the extent of using the LJH Term Loan as full payment to purchase shares, and no other stockholders exercise their right to purchase shares in the rights offering, the Company’s principal stockholder will own 72.8% of the Company’s outstanding common stock (58.3% on a fully diluted basis after maturity of the New Senior Notes and Junior Notes and final exercise of the LJH Warrant).

•	Prior to the rights offering record date, the Company intends to give the holders of its New Senior Notes and its Junior Notes the opportunity to convert their New Senior Notes and Junior Notes into the number of shares of common stock that the New Senior Notes and Junior Notes will convert into at their maturity. Holders of New Senior Notes and Junior Notes who agree to an early conversion of their notes on these terms will be permitted to participate in the rights offering on the same terms as other stockholders. The outstanding New Senior Notes and Junior Notes will automatically convert at their maturity (December 31, 2006 and January 2, 2007, respectively) into a fixed number of shares of the Company’s authorized but unissued common stock unless such notes are redeemed prior to their maturity. Upon the maturity of the outstanding New Senior Notes and Junior Notes, the Company will issue an aggregate of 145,703 pre-reverse split shares (3,643 post-reverse split shares) of its authorized but unissued common stock.

•	If holders of the New Senior Notes and Junior Notes agree to an early conversion of their notes, the Company’s principal stockholder will be given the opportunity, at the time of the early conversion of the New Senior Notes and the Junior Notes, to exercise the LJH Warrant and to thereafter purchase, for cash, additional shares in the rights offering based on the shares that he acquires on the exercise of the LJH Warrant. If less than all holders of the New Senior Notes and Junior Notes elect to convert their notes into common stock, the Company will allow its principal stockholder to exercise the LJH Warrant in part and will issue a replacement warrant to him for the shares that he may purchase on maturity of the untendered New Senior Notes and Junior Notes (such that the principal stockholder will receive upon the full exercise of the LJH Warrant such number of shares of common stock that he would have otherwise received had the New Senior Notes and the Junior Notes automatically converted into common stock at their maturity and had the Company’s principal stockholder exercised the LJH Warrant immediately thereafter).

•	The Company plans to effect, simultaneously with the closing of the rights offering, a reverse split of its common stock on a one-new-share-for-40-old-shares basis. In conjunction with the reverse split, the Company plans to amend its certificate of incorporation to reduce its authorized common stock, $0.001 par value, from 500,000 to 100,000 shares.
All of the above proposed items will require approval of a majority of the Company’s stockholders at a meeting currently scheduled to be held on October 7, 2005. The Company’s principal stockholder, who currently holds 56.9% of the Company’s outstanding common stock, has advised the Company that he intends to vote in favor of all of the above proposed items.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires, references to “TIMCO,” “we”, “our”, and “us”, in this Quarterly Report on Form 10-Q (“Form 10-Q”) includes TIMCO Aviation Services, Inc. and its subsidiaries. This Form 10-Q contains, or may contain, forward-looking statements, such as statements regarding our prospects, strategy and anticipated trends in the industry in which we operate. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to our operations and results of operations, competitive factors, shifts in market demand, and other risks and uncertainties, including, in addition to those described below and elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2004 (the “Form 10-K”), our ability to continue to generate sufficient working capital to meet our operating requirements and service our indebtedness, our maintaining good working relationships with our vendors and customers, competitive pricing for our products and services, our ability to achieve gross profit margins at which we can be profitable, including margins on services we perform on a fixed price basis, competition in the aircraft maintenance, repair and overhaul market and the impact on that market and on us of the ongoing global war on terrorism, the state of the domestic passenger airline industry and the financial condition of our airline customers, our ability to attract and retain qualified personnel in our businesses, utilization rates for our MRO facilities, our ability to effectively integrate future acquisitions, our ability to effectively manage our business, economic factors which affect the airline industry, generally including the amount of aircraft maintenance outsourced by various airlines, and future changes in government regulations. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying our forward-looking statements prove incorrect, actual results may differ significantly from results expressed or implied in any forward-looking statements made by us in this Form 10-Q. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.
The following discussion and analysis should be read in conjunction with the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K.
GENERAL
TIMCO Aviation Services, Inc. is among the world’s largest providers of aviation maintenance, repair and overhaul (MRO) services for major commercial airlines, regional air carriers, aircraft leasing companies, government and military units and air cargo carriers. We provide MRO services through several subsidiaries: Triad International Maintenance Corporation (known in the industry as TIMCO), which, with its four active locations, is one of the largest independent providers of aircraft heavy maintenance services in the world and also provides aircraft storage and line maintenance services; Brice Manufacturing, which specialize in the sale of new aircraft seats and aftermarket parts and in the refurbishment of aircraft interior components; TIMCO Engineered Systems, which provides engineering services both to our MRO operations and our customers; and TIMCO Engine Center, which overhauls and maintains JT8D engines and performs on-wing repairs for both JT8D and CFM-56 series engines. Visit TIMCO online at www.timco.aero.
Our goal is to be the vendor of choice to our customers, providing aircraft maintenance solutions to meet our customers’ MRO requirements. The services that we offer allow our customers to reduce their costs by outsourcing some of their MRO functions.
At present, approximately 80% of our business is airframe heavy maintenance, and we are one of the largest independent providers of these services in the world. We have begun expansion into line maintenance and hope to significantly expand that business, believing it to be a service that airlines will seriously consider outsourcing in the future. We also are planning to expand our engine operation by establishing a repair shop to overhaul and maintain CFM-56 engines. There can be no assurance we can successfully expand in these areas.
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
Our operating results have fluctuated in the past and may fluctuate significantly in the future. Many factors affect our operating results, including the factors described above and the following factors:
•	the timing of repair orders and payments from large customers,

•	the state of the economy generally, the state of the airline industry generally, and the financial condition of our airline customers specifically,

•	competition from other third-party MRO service providers,

•	the number of airline customers seeking repair services at any time,

•	the impact of fixed pricing on gross margins and our ability to accurately project our costs in a dynamic environment,

•	our ability to fully utilize our hangar space dedicated to maintenance and repair services,

•	the impact during future periods on airline use of out-of-production aircraft (such as 727, DC 8, DC 9 and DC 10) and JT8D engines as a result of increased fuel costs and other factors,

•	our ability to retain the services of our executive officers

•	our ability to attract and retain a sufficient number of mechanics to perform the maintenance, repair and overhaul services requested by our customers, and

•	the timeliness of customer aircraft arriving for scheduled maintenance.
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
Three and Six Months Ended June 30, 2005 and 2004
Operating revenue for the six month period ended June 30, 2005 increased $10,294 or 6.4% to $171,796, from $161,502 for the same period in 2004. Operating revenue for the three month period ended June 30, 2005 increased $2,942 or 3.8% to $81,114, from $78,172 for the same period in 2004. The increase in revenues for the three month and six month periods ended June 30, 2005 compared to the revenues for the comparable periods in 2004 can primarily be attributed to additional revenue in our airframe heavy maintenance operations (described below), in our engine center operation due to an expanded customer base and the addition of JT8D-200 overhaul capabilities, and in our Brice seat manufacturing and overhaul operation, which has benefited from the cross sales of our other service offerings and from an expanded customer base, including its first major U.S. carrier for its aircraft seats, partially offset by lower revenues from engineering services.
During 2005, particularly within our airframe MRO facilities, we have continued to expand our customer base and, in some instances, we have increased our share of outsourced maintenance from our existing customers. The impact on revenue for the second quarter and first half of 2005 was an increase in revenue for our airframe MRO facilities over the 2004 second quarter of approximately $2,510 or 4.0% and over the first half of 2004 of $13,509, or 10.8%. This increase in revenues from the operation of our airframe MRO facilities, coupled with the increased revenue for our engine center operation ($1,589 and $4,396 second quarter and first half 2005, respectively), for our line maintenance operation ($1,555 and $2,547 second quarter and first half 2005, respectively), and our Brice operation ($154 and $1,025 second quarter and first half 2005, respectively), accounted for the significant increase in revenue for the 2005 second quarter and first half over the comparable 2004 periods. These three month and six month revenue increases were partially offset by lower revenue for our engineering services business, as substantial customer programs were completed during the first half of 2004 with 2005 customer programs not expecting significant shipments until the third quarter of 2005.
While significantly improved over 2004, our revenue and gross profit for 2005 continued to be unfavorably impacted by general economic conditions affecting the airline industry, primarily increased jet fuel prices, and by increased competition in the MRO markets in which we operate. These factors continue to force us to reduce our pricing, which adversely impacts revenues and gross margins. Additionally, instability in the Middle East and the global war on terrorism have unfavorably impacted airline passenger levels during 2004 and 2005, which has equated to delays of maintenance service by some of our customers. Also, delays and changes in customer maintenance schedules have impacted us in the past and are likely to impact us in the future.
In May 2005, one of our largest customers, America West Airlines, announced that it was going to merge with U.S. Airways. In the near term we do not believe that this merger will adversely affect our business with America West. However, in the long term we are unable to predict the impact of this merger on our business.
Gross profit increased to $16,956 for the first half of 2005 compared with a gross profit of $13,099 for the first half of 2004; a 29.4% improvement. Gross profit as a percentage of revenue increased to 9.9% for the first half of 2005 compared with 8.1% for the first half of 2004. Gross profit increased to $7,527 for the second quarter ended June 30, 2005 compared with a gross profit of $7,008 for the second quarter ended June 30, 2004; a 7.4% improvement. Gross profit as a percentage of revenue increased to 9.3% for the second quarter of 2005, compared to 9.0% for same period of 2004. The increased gross profit for the three and six month periods ended June 30, 2005 over the same period for 2004 was spurred by long-term repetitive customer maintenance programs (referred to in the industry as “nose-to-tail lines”), where greater efficiencies can be achieved, and by higher revenues, particularly within our airframe MRO operations and our engine center operation, which allowed us to better leverage the fixed portion of our cost of sales. Gross profits for the first half of 2005, however, were unfavorably impacted by manpower shortages within several of our airframe MRO operations, which resulted in additional overtime requirements and operational inefficiencies, and new customers and aircraft fleet types in certain of our locations, which resulted in learning curve issues and operational inefficiencies. Also, partially deteriorating the gross profit results for the first half of 2004 were ramp-up/learning curve issues relating to services for a major new customer within our Greensboro facility.
Gross profit levels are affected by sales volume in that many of the costs of operating our facilities are relatively fixed and therefore revenues above a certain level have a more than proportional impact on gross margins. Further, gross margins during any particular period are dependent upon the number and type of aircraft serviced, the contract terms under which services are performed and the efficiencies that can be obtained in the performance of such services. Significant changes in any one of these factors could have a material impact on the amount and percentage of gross profits in any particular period and from period to period. Additionally, gross profit could be impacted in the future by considerations as to the value of our inventory. We continue to evaluate market and industry exposures in connection with the establishment of appropriate reserves for inventory obsolescence. While we believe that we have appropriately valued our inventory at the lower of cost or market, additional allowances may be required in the future, depending on the market for aircraft parts during any particular period and the applicability of the parts in our inventory compared to the types of aircraft for which we are performing maintenance procedures.
Operating expenses for the six month period ended June 30, 2005 were $12,337 compared to $10,823 for the six month period ended June 30, 2004. Operating expenses for the second quarter of fiscal 2005 were $5,914 compared to $5,566 for the second quarter of fiscal 2004. Operating expenses as a percentage of revenues were 7.2% and 6.7% for the 2005 and 2004 six month periods, respectively, and were 7.3% and 7.1% of operating revenues for the 2005 and 2004 second quarters, respectively. Operating expenses for the three and six month periods ended June 30, 2005 increased over the same period of 2004 as a result of increased costs as we expand our operations to support increased revenue levels, including increased headcount, increased marketing, travel and entertainment, and fees paid for financial advisory services. Also, the three month period ended June 30, 2005 was impacted by professional fees (that did not qualify for deferred financing treatment) incurred for the recently completed Monroe Capital debt refinancing (see Note 6 of Notes to Condensed Consolidated Financial Statements).
As a result of these factors, income from operations was $4,619 for the first half of 2005, compared to income from operations of $2,276 for the first half of 2004, and income from operations was $1,613 for the second quarter of 2005, compared to income from operations of $1,442 for the second quarter of 2004.
Interest expense (excluding amortization of deferred financing fees) for the six month period ended June 30, 2005 increased by $350 to $3,616, from $3,266 for the six month period ended June 30, 2004. Interest expense (excluding amortization of deferred financing fees) for the three month period ended June 30, 2005 increased by $63 to $1,784, from $1,721 for the three month period ended June 30, 2004. The increase during 2005 over the first half and second quarter of 2004 is primarily attributable to interest expense on our restructured related party term loan (established April 8, 2004), the additional interest expense on our $8,000 Hilco Term Loan (established April 8, 2004 and modified April 12, 2005), and the additional interest expense on our $7,000 Monroe Capital Term Loan and $3,000 Monroe Capital Line of Credit (established April 12, 2005).
Amortization of deferred financing costs for the first half of 2005 was $663, compared to $687 for the first half of 2004. Amortization of deferred financing costs for the second quarter of 2005 was $364, compared to $423 for the second quarter of 2004. During the second quarter ended June 30, 2004 we wrote-off $145 of deferred financing fees that related to a short-term extension of a previously outstanding credit facility. See the Note 4 of Notes to Consolidated Financial Statements within our 2004 Form 10-K for specifics of this short-term extension.

In August 2004, we entered into a settlement agreement with the entity from which we acquired our Oscoda, Michigan engine and airframe maintenance facilities in 1999. Pursuant to that entity’s plan of reorganization under Chapter 11 of the United States Bankruptcy Code, we were to receive a pro rata portion of 7,000 shares of common stock in the reorganized company based on our unsecured claim as compared to the total of all unsecured claims. On April 21, 2005, we received 1,364 shares of new common stock in the reorganized company in settlement of our claim against that entity’s bankruptcy estate. Based on the stock price of the reorganized company on April 21, 2005, which was $1.30 per share, we have recorded a gain of $1,773 for the three and six month periods ended June 30, 2005.
During the first half of 2005, we completed an offering and consent solicitation relating to our New Senior Notes and our Junior Notes. As a result of this tender offer, we recognized an inducement charge of $160 relating to the value of the premium shares issued as a part of the offering. Additionally, we incurred transaction fees related to the offering of $240. See Note 8 of Notes to Condensed Consolidated Financial Statements for specifics regarding this tender offer.
Other income — net was $350 and $432 for the six months of 2005 and 2004, respectively. Other income — net was $11 and $310 for the second quarters of 2005 and 2004, respectively. Other income — net for the first half of 2005 included a $250 gain from the receipt of life insurance proceeds on a former key employee. Other income — net for the first half of 2004 included a $209 gain on the settlement of a warrant repurchase obligation (see Note 6 of the Notes to Consolidated Financial Statements within our 2004 Form 10-K).
As a result of the above factors, our income from continuing operations before income taxes and discontinued operations for the six month period ended June 30, 2005 was $2,063 compared to our loss from continuing operations before income taxes and discontinued operations of $1,245 for the six month period ended June 30, 2004. Our income from continuing operations before income taxes and discontinued operations for the second quarter of 2005 was $1,249 compared to our loss from continuing operations before income taxes and discontinued operations of $392 for the second quarter of 2004.
During the first half of 2005, we recognized a $368 income tax benefit, which primarily was the result of income tax refunds for the overpayment of state taxes for our Oscoda, Michigan operations.
For the reasons set forth above, our income from continuing operations for the six month period ended June 30, 2005 was $2,431, or $0.02 per basic share and $0.01 per diluted share, compared to a loss of $1,245, or $0.04 per basic share and diluted share, for the six month period ended June 30, 2004. Our income from continuing operations for the second quarter of 2005 was $1,280, or $0.01 per basic share and $0.00 per diluted share, compared to a loss of $392, or $0.01 per basic share and diluted share, for the second quarter of 2004.
Income from discontinued operations for the first half of 2005 was $99, or $0.00 per basic share and diluted share, compared to income of $1,115, or $0.04 per basic share and diluted share, for the first half of 2004. Income from discontinued operations for the second quarter of 2005 was $44, or $0.00 per basic share and diluted share, compared to income of $144, or $0.00 per basic share and diluted share, for the second quarter of 2004. Income from discontinued operations for 2004 includes an $825 gain on the disposition of our office and warehouse facility located in Miramar, Florida and net rental income and expenses associated with this former facility received prior to its disposition. Results for both the first half of 2005 and 2004 include collections on receivables and the sale of residual inventory that remain after the sale of our redistribution operation and new parts bearings operation, all of which is fully reserved. Since our collections on assets from discontinued operations are winding down, we do not expect that our income from discontinued operations will be significant in future periods.
For the reasons set forth above, our net income for the first half of 2005 was $2,530 ($0.02 per basis share and $0.01 per diluted share), compared to a net loss of $(130) for the first half of 2004 ($0.00 per basic share and diluted share). Our net income for the three months ended June 30, 2005 was $1,324 ($0.01 per basic share and $0.00 per diluted share), compared to a net loss of $(248) for the comparable 2004 period ($0.01 per basic share and diluted share).
MARKET OUTLOOK
Based on our performance through June 30, 2005 and the factors discussed herein and in our Form 10-K in “Market Outlook for 2005”, we believe that our fiscal 2005 revenue will be between $345,000 and $350,000 and that our fiscal 2005 net income will be between $2,500 and $3,000. Favorable impacts to revenue, but potentially unfavorable impacts to gross profit results and overall net income during the second half of fiscal 2005, include new customers and aircraft fleet types within several of our MRO facilities (which require ramp up expenditures and typically include some level of learning curve inefficiencies) and ramp up costs associated with the opening of our CFM-56 engine repair facility. We also anticipate increased professional and other administrative fees and expenses related to our contemplated rights offering that will affect our net income for the second half of fiscal 2005.

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
The September 11, 2001 terrorist attacks against the United States of America and the resulting increase in airline insurance costs, additional government mandated passenger taxes and fees, and increased airport security costs, have had a severe impact on the aviation industry. These factors, in conjunction with an overall slowdown in the U.S. economy, a reduction in passenger levels from fiscal 2001 through fiscal 2003, and the overall instability in the Middle East (including the ongoing global war on terrorism) have resulted in operating losses for U.S. airline carriers in excess of $10.3 billion for 2001, $8.6 billion for 2002, $3.6 billion for 2003, and an estimated $5.0 billion for 2004. In addition to these adverse factors, fiscal 2003 was further impacted by the outbreak of the SARS virus in Asia and fiscal 2004 and the first half of 2005 were impacted by significantly increased fuel costs due to the high price of oil. As a result of these factors, during 2003 and 2004, many commercial passenger airlines and air cargo carriers reported significant reductions in their capacity and have taken out of service upwards of 20% of their aircraft. This reduction in capacity has lessened the aircraft maintenance required by such airlines (and thereby the amount of maintenance being outsourced to companies like TIMCO). These factors have also caused several carriers to file for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. The most notable for us has been the filing for protection from creditors under Chapter 11 by United Air Lines on December 9, 2002 (United has been our largest customer during the last three fiscal years). As of the date of this report, United Air Lines has not emerged from protection under the Bankruptcy Court. In addition to those that have already filed, other carriers have publicly discussed the potential of seeking protection from creditors through a voluntary bankruptcy filing. As related to us, current exposures to carriers that are at risk of filing for protection are being continuously evaluated and monitored, though we have in the past, and may in the future, experience losses relating to these credit exposures. Additionally, the Company is positioning itself for potential favorable implications of these Chapter 11 filings and resurgence of the airlines as it is anticipated that additional maintenance outsourcing opportunities could result as these airlines look for cost reduction solutions.
We believe that all of the above factors could continue to have a negative impact on our business in the foreseeable future. These terrorist attacks and related aftermath events and the overall slowdown in the U.S. economy have also impacted our competition, with several of our competitors exiting the MRO business.

Contractual Payment Obligation and Other Commercial Commitments
Below is a table setting forth our contractual payment obligations and other commercial commitments as of June 30, 2005, which have been aggregated in order to facilitate a basic understanding of our liquidity (in thousands):

Contractual		Less than	Payments due by period
Obligations	Total	One Year	1-3 years		4-5 years	After 5 years
Revolving Credit Facility	$3,274	$3,274	$—		$—	$—

Long-Term Debt	116,893	1,241	115,652	*	—	—

Capital Leases	4,375	1,106	285		336	2,648

Operating Leases	25,752	4,323	8,445		4,790	8,194

Total contractual cash obligations	$150,294	$9,944	$124,382		$5,126	$10,842

Other
Commercial		Less than	Payments due by period
Commitments	Total	One Year	1-3 years	4-5 years	After 5 years
Letters of Credit +	11,434	11,434	—	—	—

Total Other Commercial Commitments	$11,434	$11,434	$—	$—	$—

*	Included within this amount is $61,437 of our New Senior Subordinated Notes and $942 of our Junior Subordinated Notes. If not redeemed or repurchased by the Company prior to the maturity dates of these obligations, these notes automatically convert to 143,392 and 2,311 shares, respectively, of our authorized but unissued common stock.

+	Outstanding letters of credit primarily relate to security for our obligation to make payments on an operating lease requiring future aggregate payments of approximately $8,200. This amount is removed from the operating lease and total contractual cash obligations line because it is included within the letters of credit.
We are also committed under employment agreements with all of our executive officers and several of our key employees.
Liquidity
For the year ended December 31, 2004, we incurred losses from continuing operations of $667. We also had a net stockholders’ deficit as of December 31, 2004 and June 30, 2005. Further, during 2004 we required additional cash flow above amounts currently being provided from operations to meet our working capital requirements. During six month period ended June 30, 2005, while not necessarily indicative of the results of operations and cash flows which may be reported for the year ended December 31, 2005, we reported income from continuing operations of $2,431 and cash flow from operations of $4,078.

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
On April 12, 2005, we closed on a financing arrangement with Monroe Capital Advisors LLC in which we obtained a $7,000 senior secured term loan and a $3,000 delayed draw term loan designated for capital expenditures. Additionally, Monroe Capital acquired the $8,000 senior secured term loan previously made to us by Hilco Capital LP. The original $8,000 term loan due to Hilco Capital (and acquired by Monroe Capital as part of this financing) and the new $7,000 term loan (collectively the “Term Loans”) mature on December 31, 2007. Borrowings for capital expenditures made under the $3,000 delayed draw term loan (the “Monroe Capital Line of Credit” and together with the Term Loans the “Monroe Capital Loans”) are payable in monthly installments (as set forth in the financing agreement) with the balance due on December 31, 2007. For further details regarding this amended and restated financing agreement, see Note 6 of Notes to Condensed Consolidated Financial Statements.
At August 9, 2005, the outstanding aggregate borrowed on the CIT Group Revolving Line of Credit was $6,298, the outstanding CIT Term Loan was $5,236, outstanding letters of credit under the revolving line of credit was $11,434 and $12,555 was available for additional borrowing under the revolving line of credit.
Additionally, the degree to which we are leveraged could have important consequences to us, including:
—	our vulnerability to adverse general economic and industry conditions;

—	our ability to obtain additional financing for future working capital expenditures, general corporate or other purposes, particularly where our current lenders have a lien on all of our assets;

—	the requirement that we obtain the consent from our lenders if we wish to borrow additional amounts; and

—	the dedication of a significant portion of our cash flow from operations to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations.
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

Source and Use of Cash
Net cash provided by our continuing operating activities during the six month period ended June 30, 2005 was $4,078, compared to net cash used in continuing operating activities during the same period of 2004 of $7,300. Cash earnings, adjusted for non-cash charges, from continuing operations in the six month period ended June 30, 2005 of $5,339, decreases in accounts receivable of $1,243, and increases in accounts payable and customer deposits of $412 and $6,096, respectively, along with proceeds from the exercise of a common stock warrant of $71 were used primarily to fund increases in inventory and other assets of $4,660 and $1,521, respectively, to reduce other liabilities $2,831, to purchase fixed assets of $1,887, to reduce our senior debt and capital lease obligations by $1,389 in the aggregate and to fund financing costs of $990. Cash of $99 was provided by our discontinued operations.
Senior Credit Facilities
See discussion of our senior credit facilities in Note 6 to Notes to Condensed Consolidated Financial Statements and in our 2004 Form 10-K.
Subordinated Notes
In January 2005, we extended an offering and consent solicitation relating to the New Senior Notes and the Junior Notes. In the offering and consent solicitation, we offered holders of the Notes the right to receive a 15% premium payable in shares of our common stock if the holders agreed to an early conversion of their Notes into common stock during the conversion period, which expired as of March 8, 2005. We also solicited consents from the holders of our New Senior Notes and Junior Notes to remove all material covenants contained in the indentures, including the covenant restricting the amount of senior debt that we may incur and the covenant requiring us to redeem the Notes upon a change of control. If the holders tendered their Notes, they were automatically consenting to the proposed amendments to the indentures. To become effective for each class of Notes, the amendments required the consent of a majority of the holders of the Notes (excluding from this computation the Notes held by our principal stockholder).
At the closing of the offer, we issued 145,916 shares of our authorized but unissued common stock to the holders of the New Senior Notes who tendered in the offer (including 19,032 premium shares), 8,060 shares of its authorized but unissued common stock to the holders of the Junior Notes who tendered in the offer (including 1,051 premium shares), and 70,942 shares to LJH Ltd. (an entity controlled by our principal stockholder) in connection with its partial exercise of the LJH Warrant. After the closing of the offer, we have 256,559 shares outstanding and our principal stockholder holds approximately 57% of the outstanding common stock.
As of June 30, 2005, $61,437 of New Senior Notes and $942 of Junior Notes remain outstanding. All such Notes will convert at their maturity into an aggregate of 145,703 shares of our authorized but unissued common stock. Further, upon the conversion of the remaining New Senior Notes and Junior Notes into shares of common stock at their maturity, LJH Ltd. will have the right to exercise the amended LJH Warrant to receive an additional 62,445 shares of common stock. At such time, we would have 464,707 shares of common stock outstanding and LJH Ltd. would own approximately 45% of the outstanding common stock.
We believe that the remaining New Senior Notes and Junior Notes will convert into common stock at their maturity, since we do not expect to be in a position to redeem the remaining New Senior Notes and Junior Notes in accordance with their terms. Further, we do not believe that a “change of control”, as defined in the indenture relating to the New Senior Notes, will occur at any time prior to the maturity of the Notes. As such and although generally accepted accounting principles require the remaining Notes to be treated as a debt instrument, we believe that the remaining Notes should be considered a common stock equivalent.

The following table sets forth (1) our actual capitalization as of June 30, 2005 and (2) our pro forma capitalization as of June 30, 2005 as if the remaining untendered Notes had automatically converted into common stock at their maturity and the remaining portion of the LJH Warrant had been exercised in full at that date:

	(1)	Adjustments		(2)
		Upon
	Actual	Maturity		Pro Forma
	(Unaudited)	(Unaudited)		(Unaudited)
Revolving loan	$3,274	$—		$3,274
Notes payable to financial institutions	21,724	—		21,724
Capital lease obligation	4,375	—		4,375
Related party term loan	16,587	—		16,587
Old senior subordinated notes due 2008	16,247	—		16,247
New senior subordinated convertible PIK notes due 2006	61,437	(61,437)	(A)	—
Junior subordinated convertible PIK notes due 2007	942	(942)	(A)	—

Total debt	$124,586	$(62,379)		62,207

Stockholders’ (deficit) equity:

Preferred stock, $0.01 par value, 1,000 shares authorized, none outstanding, 15 shares designated series A junior participating	$—	$—		$—
Common Stock, $0.001 par value, 500,000 shares authorized, 256,559 shares issued and outstanding on June 30, 2005, 464,707 shares issued and outstanding on June 30, 2005 on a proforma basis	257	208	(B)	465
Additional paid in capital	239,099	62,233	(B)	301,332
Accumulated other comprehensive loss	(286)	—		(286)
Accumulated deficit	(274,442)	—		(274,442)

Total stockholders’ (deficit) equity	$(35,372)	$62,441		$27,069

Total capitalization	$89,214	$62		$89,276

(A)	Represents the conversion of the outstanding New Senior Notes and Junior Notes into shares of common stock at their maturity.

(B)	Reflects: (i) the issuance of 145,703 shares to the holders of the untendered New Senior Notes and Junior Notes upon the maturity of such Notes; and (ii) the issuance of 62,445 shares to our principal stockholder upon the complete exercise of the LJH Warrant. Upon the maturity of the New Senior Notes and Junior Notes, and upon the complete exercise of the remaining portion of the LJH Warrant in early 2007, we will have 464,707 shares of common stock outstanding.

CONTINGENCIES
We are involved in various litigation and environmental matters arising in the ordinary course of business. These are discussed in Note 9 of Notes to Condensed Consolidated Financial Statements. We maintain insurance coverage against certain potential claims in amounts that we believe to be adequate. Although the final outcome of these legal and environmental matters cannot be determined, based on the facts presently known, it is management’s opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.
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
See our Annual Report on Form 10-K for the year ended December 31, 2004 for a discussion of our critical accounting policies and use of estimates. During the six month period ended June 30, 2005, there have been no material changes to our critical accounting policies and use of estimates.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are exposed to market risk for changes in interest rates. We have no exposure to foreign currency exchange rates or to commodity price risk. We do not hold or issue any financial instruments for trading or other speculative purposes.
Our obligations under our CIT Group Revolving Credit Facility and our $15,000 Monroe Capital Term Loans bear interest at floating rates and therefore, we are impacted by changes in prevailing interest rates. However, our $16,587 related party term loan from our principal stockholder, and our New Senior Notes, Old Senior Notes, and Junior Notes all bear fixed interest rates and therefore we are not subject to the risk of interest rate fluctuations. A 10% change in market interest rates that affect our financial instruments would impact earnings during 2005 by approximately $240 before taxes and would change the fair value of our financial instruments by approximately $10,376.
ITEM 4: CONTROLS AND PROCEDURES
(a)	Our Chief Executive Officer (who is also our acting Chief Financial Officer) evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, this officer has concluded that as of June 30, 2005 our disclosure controls and procedures were effective in timely alerting him to material information relating to our company (including our consolidated subsidiaries) required to be included in our reports filed or submitted by us under the Exchange Act.

As of June 30, 2005, we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer (who is also our acting principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our principal executive officer concluded that the Company’s disclosure controls and procedures are effective.

(b)	There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this quarterly report on Form 10-Q.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 9 to the Company’s Unaudited Condensed Consolidated Financial Statements included in this filing.
ITEM 2. CHANGES IN SECURITIES
See Notes 8 and 13 to the Company’s Unaudited Condensed Consolidated Financial Statements included in this filing.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
No matters were submitted to a vote of stockholders during the fiscal quarter ended June 30, 2005.
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS AND REPORTS ON FORMS 8-K
     (a) Exhibits
10.1	Amended and Restated Common Stock Purchase Warrant dated as of March 15, 2005 in favor of LJH, Ltd.

31.1	Certification of CEO and CFO under Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CEO and CFO under Section 906 the Sarbanes-Oxley Act of 2002
(b) Reports on Form 8-K
During the quarter ended June 30, 2005, the Company filed (i) a Current Report on Form 8-K reporting under Item 2.02 the issuance of a press release announcing the Company’s financial results for the three month period ended March 31, 2005, (ii) a Current Report on Form 8-K reporting under Item 4.01 a change in the Company’s independent registered public accounting firm, (iii) a Current Report on Form 8-K reporting under Item 8.01 the issuance of a press release announcing the Company’s intent to commence a rights offering and to effect a reverse stock split of its issued and outstanding common stock, and (iv) a Current Report on Form 8-K reporting under Item 2.03 the loans obtained from Monroe Capital Advisors, LLC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMCO Aviation Services, Inc.

By:	/s/ Roy T. Rimmer, Jr.
Chief Executive Officer
(Principal Executive and Financial Officer)
Dated: August 12, 2005

Exhibit Index

Exhibit
Number	Description

10.1	Amended and Restated Common Stock Purchase Warrant dated as of March 15, 2005 in favor of LJH, Ltd.

31.1	Certification of CEO and CFO under Section 302 the Sarbanes-Oxley Act of 2002

32.2	Certification of CEO and CFO under Section 906 the Sarbanes-Oxley Act of 2002