Form 10-Q
period 2005-09-30
TIMCO AVIATION SERVICES INC
filed 2005-11-10
CIK 1012159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
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
Registrant’s telephone number, including area code: (336) 668-4410 (x8010)
Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 256,559,172 shares of common stock, $.001 par value per share, were outstanding as of November 10, 2005.

TIMCO AVIATION SERVICES, INC.
INDEX

		Page
Part I. Financial Information

Item 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets at September 30, 2005 and December 31, 2004 (unaudited)	3-4

	Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2005 and 2004 (unaudited)	5-6

	Condensed Consolidated Statements of Stockholders’ Deficit for the nine months ended September 30, 2005 (unaudited)	7

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 (unaudited)	8-9

	Notes to Condensed Consolidated Financial Statements	10

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	24

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	37

Item 4.	CONTROLS AND PROCEDURES	37

Part II. Other Information

Item 1.	LEGAL PROCEEDINGS	38

Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	38

Item 3.	DEFAULTS UPON SENIOR SECURITIES	38

Item 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS	38

Item 5.	OTHER INFORMATION	38

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K	38

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS

Current Assets:
Cash and cash equivalents	$393	$293
Marketable securities	1,432	—
Accounts receivable, net of allowances of $5,360 at September 30, 2005 and $5,190 at December 31, 2004	48,715	49,721
Inventories	31,216	22,244
Other current assets	8,223	4,553

Total current assets	89,979	76,811

Fixed assets:
Fixed assets at cost	82,639	79,293
Less accumulated depreciation	52,698	48,756

Fixed assets, net	29,941	30,537

Goodwill, net	26,124	26,124
Deferred financing costs, net	3,299	3,263
Other	1,172	633

Total assets	$150,515	$137,368

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$22,410	$18,000
Customer deposits	19,867	9,254
Accrued expenses	17,251	19,667
Revolving loan	7,520	11,692
Current maturities of notes payable to financial institutions	1,416	1,164
Current maturities of capital lease obligations	1,012	1,327
Accrued interest	851	1,812

Total current liabilities	70,327	62,916

Senior subordinated convertible notes, net:
New notes due 2006	61,437	115,800
Old notes due 2008	16,247	16,247
Notes payable to financial institutions, net of current portion	21,602	12,945
Term loan with a related party	18,321	14,412
Capital lease obligations, net of current portion	3,228	3,593
Junior subordinated convertible notes due 2007, net	947	3,514
Deferred income	—	1,305
Other long-term liabilities	180	1,488

Total long-term liabilities	121,962	169,304

	September 30,	December 31,
	2005	2004
Commitments and Contingencies (see notes)

Stockholders’ Deficit:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none outstanding, 15,000 shares designated Series A Junior Participating	—	—
Common stock, $.001 par value, 500,000,000 shares authorized, 256,559,172 and 31,640,615 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	257	32
Additional paid-in capital	239,099	182,088
Accumulated other comprehensive loss, net of tax	(341)	—
Accumulated deficit	(280,789)	(276,972)

Total stockholders’ deficit	(41,774)	(94,852)

Total liabilities and stockholders’ deficit	$150,515	$137,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share Data)
(Unaudited)

	For the Three Months
	Ended September 30,
	2005	2004

Revenues, net	$78,192	$74,152
Cost of sales	77,594	67,030

Gross profit	598	7,122

Operating expenses	5,973	5,164
Gain on sale of fixed assets	(1,178)	—

(Loss) income from operations	(4,197)	1,958

Interest expense	2,579	2,093
Other income — net	(388)	(303)

(Loss) income before income taxes and discontinued operations	(6,388)	168

Income tax benefit (provision)	—	—

(Loss) income from continuing operations before discontinued operations	(6,388)	168

Income from discontinued operations, net of income taxes	42	93

Net (loss) income	$(6,346)	$261

Basic (loss) income per share:
(Loss) income from continuing operations	$(0.02)	$0.01
Income from discontinued operations	—	—

Net (loss) income	$(0.02)	$0.01

Diluted (loss) income per share:
(Loss) income from continuing operations	$(0.02)	$—
Income from discontinued operations	—	—

Net (loss) income	$(0.02)	$—

Weighted average shares outstanding:
Basic	256,559,172	31,640,615

Diluted	256,559,172	324,773,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share Data)
(Unaudited)

	For the Nine Months
	Ended September 30,
	2005	2004

Revenues, net	$249,989	$235,654
Cost of sales	232,435	215,433

Gross profit	17,554	20,221

Operating expenses	18,310	15,987
Gain on sale of fixed assets	(1,178)	—

Income from operations	422	4,234

Interest expense	6,860	6,047
Gain on settlement of bankruptcy claim	(1,773)	—
Charge for early conversion of notes	400	—
Other income — net	(740)	(736)

Loss before income taxes and discontinued operations	(4,325)	(1,077)

Income tax benefit	368	—

Loss from continuing operations before discontinued operations	(3,957)	(1,077)

Income from discontinued operations, net of income taxes	140	1,207

Net (loss) income	$(3,817)	$130

Basic and diluted (loss) income per share:
Loss from continuing operations	$(0.02)	$(0.03)
Income from discontinued operations	—	0.03

Net (loss) income	$(0.02)	$—

Weighted average shares outstanding:
Basic and diluted	191,472,959	31,640,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(In Thousands, Except Share Data)
(Unaudited)

	Common Stock			Accumulated
			Additional	Other		Total
			Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of December 31, 2004	31,640,615	$32	$182,088	$—	$(276,972)	$(94,852)

Conversion of New Senior Notes	126,883,592	127	54,236	—	—	54,363

Conversion of Junior Notes	7,009,078	7	2,635	—	—	2,642

Inducement for early conversion of Notes	20,083,667	20	140	—	—	160

Partial exercise of the LJH Warrant	70,942,220	71	—	—	—	71

Net unrealized loss on investments	—	—	—	(341)	—	(341)

Net loss	—	—	—	—	(3,817)	(3,817)

Balance as of September 30, 2005	256,559,172	$257	$239,099	$(341)	$(280,789)	$(41,774)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For the Nine
	Months Ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,817)	$130
Adjustments to reconcile net (loss) income to cash provided by(used in) operating activities:
Income from discontinued operations	(140)	(1,207)
Non-cash gain on settlement of bankruptcy claim	(1,773)	—
Paid-in-kind interest note obligations	2,452	1,734
Non-cash inducement charge for conversion of notes	160	—
Write-off of deferred financing fees	—	145
Depreciation and amortization	4,031	3,958
Amortization of deferred financing costs	1,059	856
Recovery of doubtful accounts	(5)	(405)
Change in working capital:
Accounts receivable	1,011	(8,956)
Inventories	(8,972)	492
Other assets	(4,211)	(506)
Accounts payable	4,410	(3,993)
Customer deposits	10,613	1,931
Other liabilities	(4,331)	498

Net cash provided by (used in) operating activities	487	(5,323)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(3,435)	(2,180)
Proceeds from sale of fixed assets, net of transaction expenses	—	24,861

Net cash (used in) provided by investing activities	(3,435)	22,681

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under senior debt facilities	265,605	245,675
Payments under senior debt facilities	(269,777)	(249,516)
Proceeds of term loan with financial institutions, net	9,656	5,900
Payments of deferred financing costs	(1,095)	(2,989)
Payments on term loan with financial institution	(872)	—
Payments on capital leases	(680)	(24,762)
Partial exercise of LJH Warrant	71	—
Proceeds of term loan with related party	—	6,162

Net cash provided by (used in) financing activities	2,908	(19,530)

Net cash provided by discontinued operations	140	812

Net increase (decrease) in cash and cash equivalents	100	(1,360)
Cash and cash equivalents, beginning of period	293	1,603

Cash and cash equivalents, end of period	$393	$243

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$(3,180)	$(3,615)

Income taxes refunded	$368	$242

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In Thousands)
(Unaudited)

	For the Nine
	Months Ended
	September 30,
	2005	2004
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

Common stock issued in connection with conversion of New Senior Notes	$54,363	$—

Common stock issued in connection with conversion of Junior Notes	$2,642	$—

Available for sale investment equity change	$(341)	$—

Acquisition of property through capital lease	$—	$2,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)
(Amounts and Shares in Thousands, Except Per Share Data)
1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION and LIQUIDITY
DESCRIPTION OF BUSINESS
TIMCO Aviation Services, Inc. (the “Company”) is a Delaware corporation, which through its subsidiaries, provides aircraft maintenance, repair and overhaul (“MRO”) services to commercial passenger airlines, air cargo carriers, aircraft leasing companies, maintenance and repair facilities and aircraft parts redistributors throughout the world. In June 2005, the Company made the decision to integrate its refurbishment of aircraft interior components with its other MRO facilities. As a result of this decision, the Company has shut-down its Aircraft Interior Design operations located in Dallas, Texas. See Note 11 for further discussion.
In January 2005, the Company announced an offering and consent solicitation to the holders of its 8% Senior Subordinated Convertible paid-in-kind (“PIK”) Notes due 2006 (“New Senior Notes”) and to the holders of its 8% Junior Subordinated Convertible PIK Notes due 2007 (“Junior Notes”) to receive a 15% premium for agreeing to an early conversion of their Notes into shares of the Company’s authorized but unissued common stock. The Company completed the tender offer on March 8, 2005 and accepted tenders and related consents from the holders of 47.0% in aggregate principal amount of the New Senior Notes and tenders and related consents from holders of 75.2% in aggregate principal amount of the Junior Notes. At the closing of the offer on March 15, 2005, the Company issued 224,919 in aggregate shares of its authorized but unissued common stock to the holders of the New Senior Notes who tendered in the offering, to the holders of the Junior Notes who tendered in the offer, and to LJH Ltd. (an entity controlled by the Company’s principal stockholder) in connection with its partial exercise of the LJH Warrant (defined below). See Note 9 for further information.
In August 2005, the Company announced an offering to the holders of its remaining New Senior Notes and Junior Notes, and solicited consents from the holders of the remaining New Senior Notes to proposed amendments governing the New Senior Note indentures. This offering and consent solicitation was subsequently amended in September 2005. As amended, the Company offered the remaining holders of its New Senior Notes and Junior Notes the right to receive a 15% premium for agreeing to an early conversion of their Notes into shares of the Company’s authorized but unissued common stock. The Company completed the tender offer on October 6, 2005 and accepted tenders and related consents from holders of 98% of its remaining New Senior Notes and 33% of its remaining Junior Notes. At the closing of the offer on October 12, 2005, the Company issued 223,060 in aggregate shares of its authorized but unissued common stock to the holders of the New Senior Notes who tendered in the offering, to the holders of the Junior Notes who tendered in the offer, and to LJH Ltd. in connection with its partial exercise of the amended LJH Warrant. See Notes 9 and 13 for further information.
On October 21, 2005, the Company filed an amended registration statement on Form S-1 with the SEC with respect to a proposed rights offering. This amended registration statement was declared effective on October 21, 2005 by the SEC. In the rights offering, stockholders holding shares of the Company’s common stock as of October 19, 2005 (the “record date”) have the right to purchase additional shares of the Company’s post-reverse split common stock for a subscription price of $4.80 per share ($0.12 per pre-reverse split share). For every 40 pre-reverse split shares (one post-reverse split share) of common stock held on the record date, stockholders have been granted 1.50 subscription rights. Also, the Company intends to allow its principal stockholder the use of amounts due to him under a promissory note (see Note 8 for a description of this note) as consideration for the purchase of a portion of the shares that he is permitted to purchase in the rights offering. Finally, the Company plans to effect, simultaneously with the closing of the rights offering, a reverse split of its common stock on a one-new-share-for-40-old-shares basis. In conjunction with the reverse split, the Company plans to amend to its certificate of incorporation to reduce its authorized common stock, $0.001 par value, from 500,000 (on a pre-reverse split basis) to 100,000 (on a post-reverse split basis) shares. All of these actions were approved by the holders of a majority of the Company’s outstanding common stock at a stockholder’s meeting held on October 7, 2005.

On September 20, 2005, the Company entered into a letter agreement with Owl Creek Asset Management LP (“Owl Creek”), which beneficially owned approximately $24,900 in aggregate principal amount of the New Senior Notes. In the letter agreement, Owl Creek agreed to tender the New Senior Notes that it owned in the August 2005 tender offer and to participate in the rights offering to the full extent of its basic subscription privilege. In October 2005, the Company issued 59,558 shares of its common stock to Owl Creek in the August 2005 tender offer, which will give them the right to purchase 2,233 post-reverse split shares of the Company’s common stock in the rights offering. Owl Creek also agreed in the letter agreement to lock up the shares that it received in the August 2005 tender offer for 180 days.
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
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2005, the results of its operations for the three and nine month periods ended September 30, 2005 and 2004 and its cash flows for the nine month periods ended September 30, 2005 and 2004. The results of operations and cash flows for the nine month period ended September 30, 2005 are not necessarily indicative of the results of operations or cash flows which may be reported for the year ending December 31, 2005.
LIQUIDITY
On April 12, 2005, the Company closed a financing arrangement with Monroe Capital Advisors LLC in which the Company obtained a $7,000 senior secured term loan and a $3,000 delayed draw term loan designated for capital expenditures. Additionally, Monroe Capital acquired the $8,000 senior secured term loan previously made to the Company by Hilco Capital LP. The original $8,000 term loan due to Hilco Capital (and acquired by Monroe Capital as part of this financing) and the new $7,000 term loan (collectively the “Term Loans”) mature on December 31, 2007. Borrowings for capital expenditures made under the $3,000 delayed draw term loan (the “Monroe Capital Line of Credit” and together with the Term Loans the “Monroe Capital Loans”) are payable in monthly installments (as set forth in the financing agreement with Monroe Capital) with the balance due on December 31, 2007. For further details of this financing agreement, see Note 7.
On September 28, 2005, CIT Group and Monroe Capital amended certain covenants in their financing agreements with the Company. Based on the amended financing agreements, the Company was in compliance with all financial covenants as of September 30, 2005.
For the year ended December 31, 2004 and the nine month period ended September 30, 2005, the Company incurred a loss from continuing operations of $667 and $3,957, respectively. The Company also had a net stockholders’ deficit as of December 31, 2004 and September 30, 2005, and for the year ended December 31, 2004 required additional cash flow above amounts provided from operations to meet its working capital requirements. The Company’s ability to service its debt obligations as they come due, including maintaining compliance with the covenants and provisions of all of its debt obligations, is dependent upon the Company’s future financial and operating performance. That performance, in turn, is subject to various factors, including many factors beyond the Company’s control, such as changes in conditions affecting the airline industry and changes in the overall economy. See the Form 10-K and this Form 10-Q for information about factors that affect the Company’s performance.
The Company is highly leveraged and has significant obligations under its outstanding debt and lease agreements. As a result, a significant amount of cash flow from operations is needed to make required payments of the Company’s debt and lease obligations, thereby reducing funds available for other purposes. Even if the Company is able to meet its debt service and other obligations when due, the Company may not be able to comply with the covenants and other provisions under its debt instruments. A failure to comply, unless waived by the lenders, would be an event of default and would permit the lenders to accelerate the maturity of these debt obligations. It would also permit the lenders to terminate their commitments to extend additional credit under their financing agreements. Additionally, the Company’s senior credit facilities provide for the termination of the financing agreements and repayment of all obligations in the event of a material adverse change in the

Company’s business, as defined. If the Company was unable to meet its obligations under its debt instruments, or if the Company could not obtain waivers of defaults under any such agreements (including defaults caused by the failure to meet financial covenants), the lenders could proceed against the collateral securing these financing obligations and exercise all other rights available to them. While the Company expects that it will be able to make all required debt payments and meet all financial covenants in 2005, there can be no assurance that it will be able to do so.
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
The following table illustrates the effects on net income and earnings per share if the Company had applied the fair value recognition of FASB Statement No. 123 to stock-based employee compensation:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net (loss) income – as reported	$(6,346)	$261	$(3,817)	$130
Additional expense	(19)	(22)	(58)	(230)

Net (loss) income – pro forma	$(6,365)	$239	$(3,875)	$(100)
Net (loss) income per share, basic – as reported	$(0.02)	$0.01	$(0.02)	$—
Net (loss) income per share, diluted – as reported	(0.02)	—	(0.02)	—
Net (loss) income per share, basic – pro forma	(0.02)	0.01	(0.02)	—
Net (loss) income per share, diluted – pro forma	(0.02)	—	(0.02)	—
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
3. INVENTORIES
Inventories are stated at the lower of cost or market value. At September 30, 2005 and December 31, 2004, inventories consisted of the following:

	September 30,	December 31,
	2005	2004
Finished goods	$16,474	$14,274
Work in progress	13,115	6,455
Raw materials	1,627	1,515

	$31,216	$22,244

4. DEFERRED FINANCING COSTS
Costs associated with obtaining financing are included in the accompanying condensed consolidated balance sheets as deferred financing costs and are being amortized over the terms of the loans to which such costs relate. The cost and accumulated amortization of deferred financing costs as of September 30, 2005 and December 31, 2004 is as follows:

	September 30,	December 31,
	2005	2004
Original basis	$8,542	$7,447
Accumulated amortization	(5,243)	(4,184)

	$3,299	$3,263

5. OTHER COMPREHENSIVE INCOME
In April 2005, the Company received 1,364 shares of common stock of Kitty Hawk, Inc. in settlement of a bankruptcy claim. See Note 10. These shares have been designated as available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Accumulated other comprehensive loss for the Company consisted of accumulated unrealized losses on marketable securities. This amount is included as a separate component of stockholders’ deficit. The components of comprehensive (loss) income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net (loss) income	$(6,346)	$261	$(3,817)	$130
Unrealized loss on marketable securities, net of tax	(55)	—	(341)	—

Comprehensive (loss) income, net of tax	$(6,401)	$261	$(4,158)	$130

6. SALE OF ASSETS
In March 2004, the Company sold an office and warehouse facility located in Miramar, Florida that had previously been used in the Company’s parts redistribution operation for a sales price of $26,000. The proceeds of the sale were used to repay the $23,824 balance of the Company’s tax retention operating lease (“TROL”) financing obligation and to pay transaction expenses and other expenses associated with the property. The remainder of the proceeds was used in April 2004 to repay amounts outstanding under a previously outstanding senior credit facility. As a result of this transaction, the Company recognized a gain on disposal of fixed assets of $825. This gain, along with the related rental income, depreciation expense and interest expense, is included within income from discontinued operations, net of income taxes within the accompanying condensed consolidated statement of operations for the nine month period ended September 30, 2004. See the Form 10-K for particulars of the Company’s TROL financing obligation and with respect to the April 2004 refinancing of all of the Company’s senior debt obligations.
7. SENIOR CREDIT FACILITIES
In April 2004, the Company closed on a refinancing of all of its senior debt as contemplated by a financing agreement between the Company and the CIT Group. Under this financing agreement, the Company obtained the CIT Group Revolving Line of Credit, which is a $35,000 senior secured revolving line of credit, and the CIT Group Term Loan, which is a $6,400 senior secured term loan. The Company used the proceeds from the CIT Group Credit Facility to repay in full amounts outstanding under its previously outstanding senior credit facility, to repay a warrant repurchase obligation due to a previous lender and for working capital. See the Form 10-K for particulars of the Company’s refinancing of all of its previously outstanding senior debt and the warrant repurchase obligation due to a previous lender.

The CIT Group Revolving Line of Credit is due December 31, 2007 and bears interest, at the Company’s option, at (a) Prime plus an advance rate ranging from 0.00% to 0.75%, or (b) LIBOR plus an advance rate ranging from 2.50% to 4.00%, with the advance rates contingent on the Company’s leverage ratio. The Company has currently elected both Prime and LIBOR options for portions of the outstanding revolving line of credit. Also, in accordance with the requirements of EITF 95-22, the Company has presented the revolving line of credit as a short-term obligation. The CIT Group Term Loan is due in quarterly installments of $291, which commenced on October 1, 2004, with the final quarterly installment due on December 31, 2007. The CIT Group Term Loan bears interest at the prevailing rate of the CIT Group Revolving Line of Credit plus one percent. Also, the CIT Group Credit Facility contains certain financial covenants regarding the Company’s financial performance and certain other covenants, including limitations on the incurrence of additional debt, and provides for the termination of the CIT Group Credit Facility and repayment of all debt in the event of a change in control, as defined. In addition, an event of default under the Monroe Capital Loans (described below) will also result in a default under the CIT Group Credit Facility. Borrowings under the CIT Group Credit Facility are secured by a lien on substantially all of the Company’s assets. Borrowings under the revolving line of credit are based on a borrowing base formula that takes into account the level of the Company’s receivables and inventory. Further, the amounts that the Company can borrow under the revolving line of credit are affected by various availability reserves that are established by the lenders under the financing agreement, and the Company’s borrowings under the revolving line of credit are limited based on the ratio of the Company’s debt to EBITDA. Finally, the agreement relating to the revolving line of credit requires that at the time of each additional borrowing, the Company must make various representations and warranties to its lenders regarding its business (including several reaffirming that there have been no changes in the status of specific aspects of the Company’s business that could reasonably be expected to have a material adverse effect upon the business operation, assets, financial condition or collateral of the Company and its subsidiaries taken as a whole), and be in compliance with various affirmative and negative covenants, all as more particularly set forth in the agreement. As of September 30, 2005, the outstanding aggregate amount borrowed under the CIT Group Revolving Line of Credit was $7,520, the outstanding CIT Group Term Loan was $5,236, the amount of outstanding letters of credit under the revolving line of credit was $11,434, and $11,961 was available for additional borrowing under the revolving line of credit.
Simultaneous with the inception of the CIT Group Credit Facility, the Company obtained the Hilco Term Loan, which was an $8,000 term loan, from Hilco Capital LP (which loan has now been assigned to Monroe Capital; see below). The Company used the proceeds from the Hilco Term Loan to repay amounts outstanding under its previously outstanding senior credit facility. See the Form 10-K for particulars of the Company refinancing of all of its previously outstanding senior debt and specifics of the Hilco Term Loan.
On April 12, 2005, the Company closed on a financing arrangement with Monroe Capital Advisors LLC in which the Company obtained a $7,000 senior secured term loan and a $3,000 delayed draw term loan designated for capital expenditures. Additionally, Monroe Capital acquired the $8,000 senior secured term loan previously made to the Company by Hilco Capital LP. The original $8,000 term loan due to Hilco Capital (and acquired by Monroe Capital as part of this financing) and the new $7,000 term loan (collectively the “Term Loans”) mature on December 31, 2007. The Term Loans bear cash interest at the annual rate of LIBOR (which for purposes of the Term Loans shall never be lower than 2.25%) plus 6.00% and PIK interest at the rate of 2.00% per annum. Borrowings for capital expenditures made under the $3,000 delayed draw term loan (the “Monroe Capital Line of Credit” and together with the Term Loans the “Monroe Capital Loans”) are payable in monthly installments (as set forth in the financing agreement), with the balance due on December 31, 2007. The Monroe Capital Line of Credit bears cash interest at the per annum rate of LIBOR (which for purposes of the Monroe Capital Line of Credit shall never be lower than 2.25% nor greater than 5.00%) plus 6.00% and PIK interest at the rate of 1.00% per annum.
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
On September 28, 2005, CIT Group and Monroe Capital amended certain covenants in their financing agreements with the Company. Based on the amended financing agreements, the Company was in compliance with all financial covenants as of September 30, 2005.

8. TERM LOAN TO A RELATED PARTY
In April 2004, the Company entered into an agreement with its principal stockholder pursuant to which it combined all of its previously outstanding debt (principal plus accrued and unpaid interest) with its principal stockholder into a related party term loan due on January 31, 2008 (the “LJH Term Loan”). The LJH Term Loan combines the $1,300 loan relating to the Brice acquisition, the $6,050 related party term loan made in May 2003, the $900 obligation related to the AMS inventory purchase, the $5,000 loan which replaced the Company’s previous term loan with Bank of America and PIK interest previously paid on these obligations. See the Form 10-K for particulars regarding these previously outstanding debt obligations. The LJH Term Loan bears interest at 18% per annum, 6% of which is payable in cash (or at the Company’s option, PIK) and the balance of which is payable-in-kind. Additionally, the PIK interest balance compounds into principal debt semi-annually in January and August. During 2005, the Company has elected the full payable-in-kind election. The LJH Term Loan is pari-passu with the New Senior Notes, but is secured by a lien on substantially all of the Company’s assets. The LJH Term Loan also contains cross acceleration provisions if the Company’s obligations to the CIT Group and Monroe Capital are accelerated.
In October 2005, the Company filed an amended registration statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed rights offering. In connection with the rights offering, the Company has agreed to allow its principal stockholder to use amounts due to him under the LJH Term Loan as consideration (on a dollar-for-dollar basis) for the purchase of shares in the rights offering. See Note 13 for further discussion regarding the proposed rights offering.
As partial consideration for the funding of a $6,050 term loan with the Company’ principal stockholder in 2003, of which this amount has become part of the related party term loan discussed above, the Company issued a warrant (the “LJH Warrant”) to its principal stockholder to acquire, for nominal consideration, 30% of the Company’s outstanding common stock (on a fully-diluted basis) as of the day the warrant is exercised. The warrant is exercisable on or before January 31, 2007. The warrant valuation, as determined by an independent business valuation specialist through a fair market value assessment of the Company, was recorded at $1,258 in 2003. The Company recorded the value of this warrant as deferred financing costs and was amortizing this amount to expense over a three-year period (the original period of this loan). As a result of the related party term loan refinancing described above, effective April 2004 the Company reset the amortization period for the unamortized deferred financing balance and was amortizing this amount over the term of the newly established related party term loan. In conjunction with the Company’s rights offering, however, and the use by its principal stockholder of the LJH Note as partial consideration in the offering, the Company anticipates writing off the unamortized deferred financing balance (approximately $736) during the fourth quarter of 2005. See Note 13 for further details.
In January and August 2005, the Company extended offers for early conversion of its New Senior Notes and Junior Notes. As part of these offers, the Company’s principal stockholder agreed to certain amended terms with respect to the LJH Warrant. Upon the completion of the Company’s tender offers, its principal stockholder partially exercised the LJH Warrant. As a result of these partial exercises, the Company’s principal stockholder received 70,942 shares and 60,560 shares, during the January and August tender offers respectively, of the Company’s authorized but unissued common stock. Additionally, upon the maturity of the remaining untendered New Senior Notes and Junior Notes, which is to occur on December 31, 2006 and January 2, 2007, respectively, and the automatic conversion of these notes into common stock, the Company’s principal stockholder will have the right to exercise the remainder of the amended warrant to receive an additional 1,885 shares of common stock. See Notes 9 and 13 for specifics of these tender offers.
9. SUBORDINATED NOTES
OFFERING AND CONSENT SOLICITATION – January 2005 Tender Offer
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
In the offering and consent solicitation, the Company offered holders of the Notes the right to receive a 15% premium payable in shares of its common stock if the holders agreed to an early conversion of their Notes into common stock during the conversion period, which expired on March 8, 2005. The Company also solicited consents from the holders of its New Senior Notes and Junior Notes to remove all material covenants contained in the indentures, including the covenant restricting the amount of senior debt that the Company may incur and the covenant requiring the Company to redeem the Notes upon a change of control. If the holders tendered their Notes, they were automatically consenting to the proposed amendments to the indentures. To become effective for each class of Notes, the amendments required the consent of a majority of the holders of the Notes (excluding from this computation the Notes held by the Company’s principal stockholder).
In accordance with the terms of the offer, all Notes that were properly tendered were accepted for early conversion. The Company received consents representing a majority in aggregate principal amount of the outstanding Junior Notes in the January 2005 consent solicitation, and accordingly, the proposed amendments to the indentures governing the Junior Notes have become effective. Since the Company did not receive consents representing a majority in aggregate principal amount of the outstanding New Senior Notes in the consent solicitation, the indentures governing the New Senior Notes were not amended.
The Company received tenders and related consents from holders of 47.0% in aggregate principal amount of the New Senior Notes and tenders and related consents from holders of 75.2% in aggregate principal amount of the Junior Notes. Based on the level of premium shares that have been issued (see below), for this offering and consent solicitation, the Company recorded an inducement charge of $160 and incurred related transaction expenses of $240. The aggregate inducement charge of $400 is included within the accompanying condensed consolidated statements of operations for the nine month period ended September 30, 2005.
At the closing of the offer, the Company issued 145,916 shares of its authorized but unissued common stock to the holders of the New Senior Notes who tendered in the offer (including 19,032 premium shares), 8,060 shares of its authorized but unissued common stock to the holders of the Junior Notes who tendered in the offer (including 1,051 premium shares), and 70,942 shares to LJH Ltd. (an entity controlled by the Company’s principal stockholder) in connection with its partial exercise of the LJH Warrant. See Note 8 for information about the LJH Warrant. After the closing of the January 2005 tender offer, the Company had 256,559 shares outstanding and the Company’s principal stockholder owned approximately 57% of the outstanding common stock.
OFFERING AND CONSENT SOLICITATION – August 2005 Tender Offer
In August 2005, the Company announced an offering to the holders of its remaining New Senior Notes and Junior Notes, and solicited consents from the holders of the remaining New Senior Notes to proposed amendments governing the New Senior Note indentures. This offering and consent solicitation was subsequently amended in September 2005. As amended, the Company offered the remaining holders of its New Senior Notes and Junior Notes the right to receive a 15% premium for agreeing to an early conversion of their Notes into shares of the Company’s authorized but unissued common stock. The Company closed the August 2005 tender offer on October 12, 2005. See Note 13 for the results of this tender offer.
On September 20, 2005, the Company entered into a letter agreement with Owl Creek Asset Management LP (“Owl Creek”), who beneficially owned approximately $24,900 in aggregate principal amount of the New Senior Notes. In the letter agreement, Owl Creek agreed to tender the New Senior Notes that it owned in the August 2005 tender offer and to participate in the rights offering to the full extent of its basic subscription privilege. In October 2005, the Company issued 59,558 shares of its common stock to Owl Creek in the August 2005 tender offer, which will give them the right to purchase 2,233 post-reverse split shares of the Company’s common stock in the rights offering. Owl Creek also agreed in the letter agreement to lock up the shares that it received in the August 2005 tender offer for 180 days.
8% SENIOR SUBORDINATED PIK NOTES DUE 2006
In February 2002, in connection with its capital and debt restructuring, the Company issued $100,000 face value, in aggregate, principal amount of 8.0% senior subordinated convertible paid-in-kind (“PIK”) notes (“New Senior Notes”), which mature on December 31, 2006. On March 8, 2005, in conjunction with the Company’s offering and consent solicitation (see above), the Company received tenders and related consents from holders of 47.0% in aggregate principal amount of the New Senior Notes. After consummation of the offer and as of September 30, 2005, $61,437 of New Senior Notes remained outstanding. The New Senior Notes bear interest from the date of issuance and are payable at the Company’s option either in cash or paid-in-kind through the issuance of additional New Senior Notes semiannually on June 30 and December 31 of each year.
The New Senior Notes are redeemable for cash at the Company’s option at the following percentages of par plus accrued interest on the par value through the date of redemption: 2005 — 75.625% and 2006 — 77.5%. The New Senior Notes also provide that the holders will receive a fixed number of shares of common stock if the New Senior Notes are redeemed in 2005 or 2006.

If the New Senior Notes have not already been redeemed or repurchased, the New Senior Notes, including those New Senior Notes previously issued as paid-in-kind interest and all accrued but unpaid interest, will automatically convert on December 31, 2006 into a fixed number of shares of common stock. Holders of New Senior Notes will not receive any cash payment representing principal or accrued and unpaid interest upon conversion; instead, holders will receive a fixed number of shares of common stock and a cash payment to account for any fractional shares.
In August 2005, the Company announced an offering and consent solicitation to the holders of its remaining New Senior Notes, which was subsequently amended in September 2005. As amended, the Company offered the remaining holders of its New Senior Notes the right to receive a 15% premium for agreeing to an early conversion of their Notes into shares of the Company’s authorized but unissued common stock. The Company closed the August 2005 tender offer on October 12, 2005. See Note 13 for the results of this tender offer.
8 1/8% SENIOR SUBORDINATED NOTES DUE 2008
In 1998, the Company sold $165,000 of senior subordinated notes (“Old Notes”) with a coupon rate of 8.125% at a price of 99.395%, which mature on February 15, 2008. On February 28, 2002, $149,000 face value of these notes were cancelled as part of a note exchange in exchange for cash and securities, and substantially all of the covenants contained in the indenture relating to the remaining Old Notes were extinguished. As a result of the exchange offer and consent solicitation, $16,247 in aggregate principal amount, net of unamortized discount, of Old Notes remain outstanding at September 30, 2005. Interest on the Old Notes is payable on February 15 and August 15 of each year.
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
8% JUNIOR SUBORDINATED PIK NOTES DUE 2007
In September 2002, as part of a class action settlement, the Company issued $4,000 face value, in aggregate, junior subordinated convertible PIK notes (“Junior Notes”). On March 8, 2005, in conjunction with the Company’s offering and consent solicitation (see above), the Company received tenders and related consents from holders of 75.2% in aggregate principal amount of the Junior Notes. After consummation of the offer, $872 of Junior Notes remain outstanding. The Junior Notes bear interest at 8% and mature on January 2, 2007. Interest on the Junior Notes is payable, at the Company’s option, either in cash or paid-in-kind through the issuance of additional notes semiannually on June 30 and December 31 of each year. The Junior Notes were recorded as of September 20, 2002 (the effective date) at the then current fair value of $2,500. As a result of the Company’s tender offer, the current fair value (as of September 30, 2005) approximates $947. The discount on these Junior Notes is being accreted to the redemption value of the Junior Notes at maturity in January 2007.
The Junior Notes are redeemable for cash at the Company’s option at the following percentages of par plus accrued interest on the par value through the date of redemption: 2005 — 75.625% and 2006 — 77.5%. The Junior Notes also provide that the holders will receive a fixed number of shares of common stock if the Junior Notes are redeemed in 2005 or 2006.
If the Junior Notes have not already been redeemed or repurchased, the Junior Notes, including those Junior Notes previously issued as paid-in-kind interest and all accrued but unpaid interest, will automatically convert on January 2, 2007 into a fixed number of shares of common stock. Holders of Junior Notes will not receive any cash payment representing principal or accrued and unpaid interest upon conversion; instead, holders will receive a fixed number of shares of common stock and a cash payment to account for any fractional shares.
In August 2005, the Company announced an offering to the holders of its remaining Junior Notes, which was subsequently amended in September 2005. As amended, the Company offered the remaining holders of its Junior Notes the right to receive a 15% premium for agreeing to an early conversion of their Notes into shares of the Company’s authorized but unissued common stock. The Company closed the August 2005 tender offer on October 12, 2005. See Note 13 for the results of this tender offer.

10. COMMITMENTS AND CONTINGENCIES
ENVIRONMENTAL MATTERS
The Company is taking remedial action pursuant to Environmental Protection Agency and Florida Department of Environmental Protection (“FDEP”) regulations at TIMCO-Lake City. Ongoing testing is being performed and new information is being gathered to continually assess the impact and magnitude of the required remediation efforts on the Company. The Company is currently monitoring the remediation, which will extend into the future. Based on current testing, technology, environmental law and clean-up experience to date, the Company believes that it has established an adequate accrual for the estimated costs associated with its current remediation strategies. Additionally, during 2003 the Company secured an insurance policy to comply with the financial assurances required by the FDEP. During the 2004 fiscal year and the first nine months of fiscal 2005, the Company has proceeded with its remediation plan with no significant change in the estimated compliance costs and has maintained its insurance policy to comply with the financial assurances required by the FDEP.
Additionally, there are other areas adjacent to TIMCO-Lake City’s facility that could also require remediation. The Company does not believe that it is responsible for these areas; however, it may be asserted that the Company and other parties are jointly and severally liable and are responsible for the remediation of those properties.
Accrued expenses in the accompanying September 30, 2005 and December 31, 2004 condensed consolidated balance sheets include $800 related to obligations to remediate the environmental matters described above. Future information and developments will require the Company to continually reassess the expected impact of the environmental matters discussed above. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. These uncertainties include the extent of required remediation based on testing and evaluation not yet completed and the varying costs and effectiveness of remediation methods. In the opinion of management, the ultimate resolution of these environmental exposures will not have a material adverse effect upon the financial condition or results of operations of the Company.
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
During 2002, the Company sold certain real estate and fixtures located in Dallas, Texas, to the Company’s principal stockholder. The gross sale price for these assets was approximately $2,400, which was the estimated fair market value, based on a third party appraisal, on the sale date. Simultaneous with this sale, the Company entered into a lease agreement with the principal stockholder for substantially all of these assets. The term of this lease was ten years. Annual rental payments were approximately $300 per year, with the Company being responsible for, among other things, taxes, insurance and utilities. The sale and resulting leaseback qualified for sale leaseback accounting pursuant to SFAS No. 98, “Accounting for Leases”. The Company deferred the gain on sale of approximately $1,700 and was amortizing this gain to income over the term of the lease agreement as an offset to rent expense. In September 2005, the Company entered into an amendment to this operating lease which, among other things, modified the lease arrangement to a month-to-month commitment. As a result of this modification and in accordance with SFAS No. 98, the unamortized deferred income as of September 30, 2005 of approximately $1,178 is included as a gain on sale of fixed assets within the accompanying condensed consolidated financial statements for the three and nine month periods ended September 30, 2005. Finally, see Note 11 for discussion regarding the Company’s decision to integrate these operations into the other MRO facilities and to shut-down this facility.
These leases are believed to be on terms not less favorable to the Company than could be obtained from an unaffiliated third party.

LITIGATION AND CLAIMS
The Company is involved in various lawsuits and contingencies arising out of its operations in the normal course of business. In the opinion of management, the ultimate resolution of these claims and lawsuits will not have a material adverse effect upon the financial condition or results of operations of the Company. Also, see Note 13 for events occurring subsequent to September 30, 2005.
OTHER MATTERS
In August 2004, a settlement agreement for unsecured claims was reached with the entity from which the Company acquired its Oscoda, Michigan engine and airframe maintenance facilities in 1999. Pursuant to that entity’s plan of reorganization under Chapter 11 of the United States Bankruptcy Code, the Company would receive a pro rata portion of 7,000 shares of common stock in the reorganized company (Kitty Hawk, Inc.) based on the Company’s unsecured claim as compared to the total of all unsecured claims. On April 21, 2005, the Company received 1,364 shares of new common stock in the reorganized company in settlement of its claim against that entity’s bankruptcy estate. Based on the stock price of the reorganized company on April 21, 2005, which approximated $1.30 per share, the Company recorded a gain of $1,773 within the accompanying condensed consolidated financial statements for the nine month period ended September 30, 2005. See Note 5.
An entity controlled by the Company’s principal stockholder purchases aircraft for resale and lease, and the Company provides aircraft maintenance service work to that entity. Services provided to that entity are charged at not less then the rates that would be charged for such services to an unaffiliated third party. During the nine month period ended September 30, 2005, the billings related to the services that were provided to such entity were approximately $1,747. At September 30, 2005, the Company had a net receivable from this entity of $1,225, of which $1,000 has been received subsequent to the end of the third quarter.
During 2005, the Company has obtained some of its contract labor through Aviation Partners, a contract labor firm owned by an immediate family member of the Company’s Chief Executive Officer. The fees charged and the terms of payment with Aviation Partners are not less favorable to the Company than those generally made available by unrelated third party contract labor firms. Total contract labor fees paid to Aviation Partners through September 30, 2005 were $759, and the Company owed Aviation Partners $71 as of September 30, 2005.
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
The Company has employment agreements with all of its executive officers and certain of its key employees. The employment agreements provide that such officers and key employees may earn bonuses, based upon a sliding percentage scale of their base salaries, provided the Company achieves certain financial operating results, as defined. Further, certain of these employment agreements provide for severance benefits in the event of a change of control.
11. RESTRUCTURING ACTIVITIES
In June 2005, management approved a restructuring plan related to the Company’s Aircraft Interior Design operations located in Dallas, Texas. As part of the restructuring plan, the Company decided to integrate its refurbishment of aircraft interior components within its other MRO facilities and to relocate certain assets to those facilities. In addition, the Company is working with its principal stockholder to sell or sublease its Dallas facility, for which the Company recently entered into a modification of its lease arrangement for this facility and now has a month-to-month lease commitment (see Note 10).
The implementation of this restructuring plan began in the quarter ended June 30, 2005 and has been substantially completed as of September 30, 2005. The Company’s restructuring actions have resulted in total pre-tax charges of approximately $140, which have been fully recognized as of September 30, 2005, with only the month-to-month operating lease commitment remaining for future periods.

12. WEIGHTED AVERAGE SHARES
Basic income per share is computed using the weighted-average number of shares outstanding during the period. Diluted income per share uses the weighted-average number of shares outstanding during the period plus the dilutive effect of stock options, convertible debt instruments and stock warrants calculated using the treasury stock method. Also, the potential effect of diluted securities during periods when the Company is in a loss position for continuing operations are not included as the impact would be anti-dilutive. Weighted average shares used in the computation of basic and diluted income per share is as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Weighted average common and common equivalent shares outstanding:
Basic	256,559,172	31,640,615	191,472,959	31,640,615
Effect of dilutive securities
Convertible debt	—	279,595,558	—	—
Stock warrants and options	—	13,537,708	—	—

Diluted	256,559,172	324,773,881	191,472,959	31,640,615

Common stock equivalents outstanding which are not included in the calculation of diluted earnings per share because their impact is antidilutive	223,372,441	15,421,031	223,320,736	308,533,727

As discussed within Note 13, on October 21, 2005, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed rights offering. The completion of the proposed rights offering could significantly impact the Company’s amount of basic and diluted shares outstanding.
13. SUBSEQUENT EVENTS
Subsequent to September 30, 2005, the Company was named as the defendant in a lawsuit which alleges that the Company breached a purported verbal agreement for indemnification. The suit seeks damages of $6,600, plus interest, costs and attorneys fees. While the Company does not believe that any such indemnification agreement exists, believes that it has meritorious defenses to the claim and intends to vigorously defend the lawsuit, there can be no assurance as to its outcome.
On October 12, 2005 the Company closed on its tender offer and consent solicitation to the holders of its remaining New Senior Notes and Junior Notes (collectively, the “Notes”) to receive a 15% premium for agreeing to an early conversion of their Notes into shares of the Company’s authorized but unissued common stock. The Company also solicited consents from the holders of its remaining New Senior Notes to remove all material covenants contained in the indentures, including the covenant restricting the amount of senior debt that the Company may incur and the covenant requiring the Company redeem the New Senior Notes up a change of control. No such consent was sought from the holders of the outstanding Junior Notes since the covenant protections related to the Junior Notes were previously eliminated as a result of the Company’s January 2005 tender offer (see Note 9).
The Company received tenders and related consents from holders of 98% in aggregate principal amount of its outstanding New Senior Notes and tenders from the holders of 33% in aggregate principal amount of its outstanding Junior Notes. Based on the level of premium shares that have been issued (see below), for this offering and consent solicitation, the Company will record, during the fourth quarter of 2005, an inducement charge of $155 and incurred related transaction expenses of approximately $175.
At the closing of the offer, the Company issued 161,625 shares of its authorized but unissued common stock to the holders of the New Senior Notes who tendered in the offer (including 21,082 premium shares), 875 shares of its authorized but unissued common stock to the holders of the Junior Notes who tendered in the offer (including 144 premium shares), and 60,560 shares to LJH Ltd. (an entity controlled by the Company’s principal stockholder) in connection with the partial exercise of the LJH Warrant. See Note 8 for information about the LJH Warrant. After the closing of the offer, the Company has 479,619 shares outstanding and the Company’s principal stockholder holds approximately 43% of the outstanding common stock.
In accordance with the terms of the offer, all Notes that were properly tendered were accepted for early conversion. The Company received consents representing a majority in aggregate principal amount of the outstanding New Senior Notes in the consent solicitation, and accordingly, the proposed amendments to the indentures governing the New Senior Notes have become effective.
After consummation of the offer and consent solicitation, approximately $1,221 of the New Senior Notes and $635 of the Junior Notes remain outstanding. Upon maturity of such notes in 2006 and 2007, respectively, the New Senior Notes will automatically convert into 2,849 shares of the Company’s common stock and the Junior Notes will automatically convert into 1,550 shares of the Company’s common stock. At such time, the Company’s principal stockholder will be able to fully exercise the LJH Warrant and receive 1,885 shares of the Company’s common stock.
On September 20, 2005, the Company entered into a letter agreement with Owl Creek Asset Management LP (“Owl Creek”), who beneficially owned approximately $24,900 in aggregate principal amount of the New Senior Notes. In the letter agreement, Owl Creek agreed to tender the New Senior Notes that it owned in the August 2005 tender offer and to participate in the rights offering to the full extent of its basic subscription privilege. In October 2005, the Company issued 59,558 shares of its common stock to Owl Creek in the August 2005 tender offer, which will give them the right to purchase 2,233 post-reverse split shares of the Company’s common stock in the rights offering.
In July 2005, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed rights offering. The registration statement became effective on October 21, 2005. Within the registration statement, the Company set forth the following:
•	The Company has granted rights to stockholders who own shares, as of a October 19, 2005 (“record date”), the right to purchase additional shares of the Company’s post-reverse split common stock for a subscription price of $4.80 per share ($0.12 per pre-reverse split share). For every 40 pre-reverse split shares (one post-reverse split share) of common stock held on the record date, stockholders have been granted 1.50 subscription rights.

•	The Company will allow its principal stockholder to use amounts due to him under the LJH Term Loan (including interest previously paid in kind and accrued but unpaid cash and PIK interest to the closing date of the rights offering) as consideration (on a dollar-for-dollar basis) to exercise rights that he has received to purchase shares of common stock in the rights offering. The Company’s principal stockholder has agreed to use the balance of the LJH Term Loan to the full extent of amounts due as of the closing date of the rights offering.

•	Based on his current ownership, the Company’s principal stockholder will have the right to purchase 7,744 post-reverse split shares in the rights offering for a total purchase price of $37,170. The related party term loan had a balance due (including interest previously paid in kind and accrued but unpaid cash and PIK interest) as of October 31, 2005 of $18,872. As such, if the rights offering had closed on October 31, 2005, the Company would have issued to its principal stockholder 3,932 post-reverse split shares of common stock based on his use of the LJH Term Loan to pay the purchase price for such shares. Further, the Company’s principal stockholder would have the right at that date, but not the obligation, to purchase up to an additional 3,812 post-reverse split shares of common stock in the rights offering for an aggregate cash purchase price of $18,298.

•	If the Company’s principal stockholder is the only participant in the rights offering and if the level of his participation is only to the extent of using the LJH Term Loan as full payment to purchase shares, and no other stockholders exercise their right to purchase shares in the rights offering, the Company’s principal stockholder will own approximately 57% of the Company’s outstanding common stock.

•	In addition to the rights offered to the Company’s stockholders under a basic subscription privilege, the Company also granted its stockholders an oversubscription privilege. The oversubscription privilege entitled stockholders to purchase additional shares of the Company’s common stock, to the extent available, at the same $4.80 per share subscription price. The Company will satisfy the oversubscription privilege only if other stockholders do not elect to purchase all of the shares offered under their basic subscription privilege. If the oversubscription requests exceed shares available, the Company will allocate the available shares pro rata among those who oversubscribed based on the number of shares each subscriber for additional shares has purchased under the basic subscription privilege.

•	In addition to the basic and oversubscription privileges that the Company is offering, it will have the right to sell shares not otherwise purchased in the rights offering to one or more brokerage firms that will sell such shares to investors in the public market. The Company does not currently have any arrangements in place with brokerage firms to sell these shares.

•	If stockholders purchase all of the shares available for purchase in the rights offering, the Company will have 29,976 post-reverse split shares outstanding after the completion of the rights offering and will have raised gross proceeds of approximately $67,460 (excluding the amount of the LJH Note). There can be no assurance that any shares (other than shares issued to the Company’s principal stockholder based on the use of the LJH Note to purchase shares) will be purchased in the rights offering.

•	The Company plans to effect, simultaneously with the closing of the rights offering, a reverse split of its common stock on a one-new-share-for-40-old-shares basis. In conjunction with the reverse split, the Company will amend its certificate of incorporation to reduce its authorized common stock, $0.001 par value, from 500,000 (on a pre-reverse split basis) to 100,000 (on a post-reverse split basis) shares.
All of the above actions were approved by the holders of a majority of the Company’s outstanding common stock at a stockholder’s meeting held on October 7, 2005.

The following table sets forth (1) the Company’s actual capitalization as of September 30, 2005, (2) the Company’s pro forma capitalization as of September 30, 2005 as if on that date the August 2005 tender offer, which closed on October 12, 2005, had been completed, and (3) the Company’s pro forma capitalization as of September 30, 2005 as if on that date (a) the August 2005 tender offer had been completed as set forth in (2) above and (b) the LJH Note had been used to purchase shares in the rights offering as described above.

	September 30, 2005
	(1)			(2)			(3)
	Actual	Adjustments		Pro Forma	Adjustments		Pro Forma
	Unaudited	Unaudited		Unaudited	Unaudited		Unaudited
Revolving loan	$7,520	$—		$7,520	$—		$7,520
Notes payable to financial institutions	23,018	—		23,018	—		23,018
Capital lease obligation	4,240	—		4,240	—		4,240
Related party term loan	18,321	—		18,321	(18,321	)(C)	—
Old senior subordinated notes due 2008	16,247	—		16,247	—		16,247
New senior subordinated convertible PIK notes due 2006	61,437	(60,216	)(A)	1,221	—		1,221
Junior subordinated convertible PIK notes due 2007	947	(312	)(A)	635	—		635

Total debt	$131,730	$(60,528)		$71,202	$(18,321)		$52,881

Stockholders’ equity (deficit):
Preferred stock, $0.01 par value, 1,000 shares authorized, none outstanding, 15 shares designated series A junior participating	$—	$—		$—	$—		$—
Common Stock, $0.001 par value, 500,000 shares authorized, 256,559 shares issued and outstanding on September 30, 2005, 479,619 shares issued and outstanding pro forma, and 636,883 shares issued and outstanding pro forma	257	223	(B)	480	157	(C)	637

Additional paid in capital	239,099	60,366	(B)	299,465	18,164	(C)	317,629
Accumulated other comprehensive loss, net of tax	(341)	—		(341)	—		(341)
Accumulated deficit	(280,789)	(155	)(B)	(280,944)	(736	) (C)	(281,680)

Total stockholders’ (deficit) equity	$(41,774)	$60,434		$18,660	$17,585		$36,245

Total capitalization	$89,956	$(94)		$89,862	$(736)		$89,126

(A)	Represents the results of the August 2005 tender offer, which closed on October 12, 2005.

(B)	Reflects: (i) the issuance of 162,500 shares to the holders of the New Senior Notes and Junior Notes upon the tendering of such Notes; and (ii) the issuance of 60,560 shares to the Company’s principal stockholder upon the partial exercise of the LJH Warrant. After the closure of the August 2005 tender offer and the partial exercise of the LJH Warrant, the Company has 479,619 shares of common stock outstanding.

(C)	Represents the use of the LJH Note to purchase shares in the rights offering in the manner described above (including a charge that will be recognized during the fourth quarter for the write-off of unamortized deferred financing costs). After the closure of the August 2005 tender offer described above and upon the use of the LJH Note to purchase shares in the rights offering, the Company will have 636,883 shares of common stock outstanding.

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
GENERAL
TIMCO Aviation Services, Inc. is one of the world’s largest providers of aviation maintenance, repair and overhaul (MRO) services for major commercial airlines, regional air carriers, aircraft leasing companies, government and military units and air cargo carriers. We provide MRO services through several subsidiaries: Triad International Maintenance Corporation (known in the industry as TIMCO), which, with its four active locations, is one of the largest independent providers of aircraft heavy maintenance services in the world and also provides aircraft storage and line maintenance services; Brice Manufacturing, which specialize in the sale of new aircraft seats and aftermarket parts and in the refurbishment of aircraft interior components; TIMCO Engineered Systems, which provides engineering services both to our MRO operations and our customers; and TIMCO Engine Center, which overhauls and maintains JT8D engines and performs on-wing repairs for both JT8D and CFM-56 series engines. Visit TIMCO online at www.timco.aero.
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
Three and Nine Months Ended September 30, 2005 and 2004
Operating revenue for the nine month period ended September 30, 2005 increased $14,335 or 6.1% to $249,989, from $235,654 for the same period in 2004. Operating revenue for the three month period ended September 30, 2005 increased $4,040 or 5.4% to $78,192, from $74,152 for the same period in 2004. The increase in revenues for the three month and nine month periods ended September 30, 2005 compared to the revenues for the comparable periods in 2004 can primarily be attributed to additional revenue in our airframe heavy maintenance operations (described below), in our engine center operation due to an expanded customer base, the addition of JT8D-200 overhaul capabilities and FAA initiated maintenance directives for certain engine types, and in our Brice seat manufacturing and overhaul operation, which has benefited from the cross sales of our other service offerings and from an expanded customer base, including its first major U.S. carrier for its aircraft seats, partially offset by lower revenues from engineering services.
During 2005, particularly within our airframe MRO facilities, we have continued to expand our customer base and, in some instances, we have increased our share of outsourced maintenance from our existing customers. The impact on revenue for the first nine months of 2005 was an increase in revenue for our airframe MRO facilities over the 2004 same period of approximately $12,372 or 6.7%. The revenue increase within our airframe MRO facilities has been coupled with increased revenue from our engine center operation ($13,001 or 133.2%), our line services operations ($3,983 or 286.7%), and our Brice operation ($1,542 or 11.2%). These 2005 nine month increases over 2004 same periods were partially offset by lower revenue from our engineering services business as substantial customer programs were completed during the first nine months of 2004 with 2005 customer programs not expecting significant shipments until the final quarter of 2005.
The increased revenue for the third quarter ended September 30, 2005 over the prior year third quarter has been substantially driven by increased revenue from our engine center operation ($8,606 or 268.8%) and our line services operations ($1,436 or 248.3%). The increases within our engine center operation and line services operations more than offset slight declines during the third quarter of 2005 as compared to the 2004 same period within our airframe MRO facilities ($1,136 or 2.0%) and within our engineering services business ($3,824 or 63.1%), while our Brice operation has remained relatively flat during the third quarter of 2005 as compared to the third quarter of 2004.

While our 2005 revenues are significantly improved over 2004, our gross profit for 2005 continued to be unfavorably impacted by general economic conditions affecting the airline industry, which has continued to put pricing pressures on our business, and by continued over capacity in the MRO markets in which we operate. Also, delays and changes in customer maintenance schedules have impacted us in the past and are likely to impact us in the future.
In September 2005, America West Airlines, a primary customer of our Macon, Georgia MRO facility and a substantial customer of our Lake City, Florida and Goodyear, Arizona MRO facilities, merged with US Airways. In the near term we do not believe that this merger will adversely affect our business with America West. However, in the long term we are unable to predict the impact of this merger on our business. Additionally, on September 14, 2005, one of our ten largest customers, Delta Airlines, Inc., filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Based on currently available information, we do not expect the bankruptcy filing of Delta Airlines, Inc. to have a material adverse effect on our results of operations or financial position.
Gross profit decreased to $17,554 for the first nine months of 2005 compared with a gross profit of $20,221 for the first nine months of 2004. Gross profit as a percentage of revenue decreased to 7.0% for the first nine months of 2005 compared with 8.6% for the first nine months of 2004. Gross profit decreased to $598, or 0.8% of revenue, for the third quarter ended September 30, 2005 compared with a gross profit of $7,122, or 9.6% of revenue, for the third quarter ended September 30, 2004. The decline in gross profit for the three and nine month periods ended September 30, 2005 as compared to the same period for 2004 was mainly the result of operational inefficacies within our airframe MRO facilities. While increased revenues were achieved during the first nine months of 2005 as compared to the 2004 same period, manpower shortages within several of our airframe MRO operations, required additional overtime and caused operational inefficiencies resulting in unfavorable impacts to gross margins. Additionally, throughout 2005 and in particular during the third quarter of 2005, most of our airframe MRO facilities, and in particular our two largest facilities, transitioned the aircraft fleet type and/or customers that they were servicing. These transitions resulted in additional training requirements, learning curve issues and overall operational inefficiencies. These factors caused deteriorations to gross margin results, particularly, the third quarter of 2005. Also, shortages of engine parts during most of the third quarter of 2005 resulted in increased cost for required engine parts and a deterioration in gross margin results for our engine center operation.
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
Operating expenses for the nine month period ended September 30, 2005 were $18,310 compared to $15,987 for the nine month period ended September 30, 2004. Operating expenses for the third quarter of fiscal 2005 were $5,973 compared to $5,164 for the third quarter of fiscal 2004. As a percentage of revenues, operating expenses were 7.3% and 6.8% for the 2005 and 2004 nine month periods, respectively, and were 7.6% and 7.0% for the 2005 and 2004 third quarters, respectively. Operating expenses for the three and nine month periods ended September 30, 2005 increased over the same period of 2004 as a result of increased costs as we expand our operations to support increased revenue levels, including increased headcount, increased marketing, travel and entertainment, and fees paid for financial advisory services. Also, the nine month period ended September 30, 2005 was impacted by professional fees (that did not qualify for deferred financing treatment) incurred for the recently completed Monroe Capital debt refinancing (see Note 7 of Notes to Condensed Consolidated Financial Statements).
In September 2005, we entered into an amendment, with our principal stockholder, to the lease arrangement for our Dallas facility. Under this amendment, our lease commitment for this facility was modified to a month-to-month arrangement. As a result of this modification and in accordance with SFAS No. 98, the unamortized deferred income as of September 30, 2005 of approximately $1,178 has been included as a gain on sale of fixed assets within the accompanying condensed consolidated financial statements for the three and nine month periods ended September 30, 2005.
As a result of these factors, loss from operations was $422 for the first nine months of 2005, compared to income from operations of $4,234 for the first nine months of 2004, and loss from operations was $4,197 for the third quarter of 2005, compared to income from operations of $1,958 for the third quarter of 2004.

Interest expense (excluding amortization of deferred financing fees) for the nine month period ended September 30, 2005 increased by $755 to $5,800, from $5,045 for the nine month period ended September 30, 2004. Interest expense (excluding amortization of deferred financing fees) for the three month period ended September 30, 2005 increased by $404 to $2,183, from $1,779 for the three month period ended September 30, 2004. The increase during 2005 over the first nine months and third quarter of 2004 is primarily attributable to interest expense on our restructured related party term loan (established April 8, 2004) and overall high borrowing levels under this related party loan, the additional interest expense on our $8,000 Hilco Term Loan (established April 8, 2004 and modified April 12, 2005), and the additional interest expense on our $7,000 Monroe Capital Term Loan and $3,000 Monroe Capital Line of Credit (established April 12, 2005).
Amortization of deferred financing costs for the first nine months of 2005 was $1,059, compared to $1,001 for the first nine months of 2004. Amortization of deferred financing costs for the third quarter of 2005 was $396, compared to $314 for the third quarter of 2004. During the nine month period ended September 30, 2004 we wrote-off $145 of deferred financing fees that related to a short-term extension of a previously outstanding credit facility. See the Note 4 of Notes to Consolidated Financial Statements within our 2004 Form 10-K for specifics of this short-term extension.
In August 2004, we entered into a settlement agreement with the entity from which we acquired our Oscoda, Michigan engine and airframe maintenance facilities in 1999. Pursuant to that entity’s plan of reorganization under Chapter 11 of the United States Bankruptcy Code, we were to receive a pro rata portion of 7,000 shares of common stock in the reorganized company based on our unsecured claim as compared to the total of all unsecured claims. On April 21, 2005, we received 1,364 shares of new common stock in the reorganized company in settlement of our claim against that entity’s bankruptcy estate. Based on the stock price of the reorganized company on April 21, 2005, which was $1.30 per share, we have recorded a gain of $1,773 for the nine month period ended September 30, 2005.
During the first nine months of 2005, we completed an offering and consent solicitation (the January 2005 tender offer) relating to our New Senior Notes and our Junior Notes. As a result of this tender offer, we recognized an inducement charge of $160 relating to the value of the premium shares issued as a part of the offering. Additionally, we incurred transaction fees related to the offering of $240. See Note 9 of Notes to Condensed Consolidated Financial Statements for specifics regarding this tender offer.
Other income – net was $740 and $736 for the nine months of 2005 and 2004, respectively. Other income – net was $388 and $303 for the third quarters of 2005 and 2004, respectively. Other income – net for the first nine months of 2005 included a $250 gain from the receipt of life insurance proceeds on a former key employee and a $238 gain relating to a job creation incentive program established with the State of Florida. Other income – net for the first nine months of 2004 included a $209 gain on the settlement of a warrant repurchase obligation (see Note 6 of the Notes to Consolidated Financial Statements within our 2004 Form 10-K).
As a result of the above factors, our loss from continuing operations before income taxes and discontinued operations for the nine month period ended September 30, 2005 was $4,325 compared to our loss from continuing operations before income taxes and discontinued operations of $1,077 for the nine month period ended September 30, 2004. Our loss from continuing operations before income taxes and discontinued operations for the third quarter of 2005 was $6,388 compared to our income from continuing operations before income taxes and discontinued operations of $168 for the third quarter of 2004.
During the first nine months of 2005, we recognized a $368 income tax benefit, which primarily was the result of income tax refunds for the overpayment of state taxes for our Oscoda, Michigan operations.
For the reasons set forth above, our loss from continuing operations for the nine month period ended September 30, 2005 was $3,957, or $0.02 per basic share and diluted share, compared to a loss of $1,077, or $0.03 per basic share and diluted share, for the nine month period ended September 30, 2004. Our loss from continuing operations for the third quarter of 2005 was $6,388, or $0.02 per basic share and diluted share, compared to income of $168, or $0.01 per basic share and $0.00 per diluted share, for the third quarter of 2004.
Income from discontinued operations for the first nine months of 2005 was $140, or $0.00 per basic share and diluted share, compared to income of $1,207, or $0.03 per basic share and diluted share, for the first nine months of 2004. Income from discontinued operations for the third quarter of 2005 was $42, or $0.00 per basic share and diluted share, compared to income of $93, or $0.00 per basic share and diluted share, for the third quarter of 2004. Income from discontinued operations for 2004 includes an $825 gain on the disposition of our office and warehouse facility located in Miramar, Florida and net rental income and expenses associated with this former facility received prior to its disposition. Results for both the first nine months of 2005 and 2004 include collections on receivables and the sale of residual inventory that remain after the sale of our redistribution operation and new parts bearings operation, all of which is fully reserved. Since our collections on assets from discontinued operations are winding down, we do not expect that our income from discontinued operations will be significant in future periods.
For the reasons set forth above, our net loss for the first nine months of 2005 was $3,817 ($0.02 per basic share and diluted share), compared to net income of $130 for the first nine months of 2004 ($0.00 per basic share and diluted share). Our net loss for the three months ended September 30, 2005 was $6,346 ($0.02 per basic share and per diluted share), compared to net income of $261 for the comparable 2004 period ($0.01 per basic share and $0.00 per diluted share).

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
The September 11, 2001 terrorist attacks against the United States of America and the resulting increase in airline insurance costs, additional government mandated passenger taxes and fees, and increased airport security costs, have had a severe impact on the aviation industry. These factors, in conjunction with an overall slowdown in the U.S. economy, a reduction in passenger levels from fiscal 2001 through fiscal 2003, and the overall instability in the Middle East (including the ongoing global war on terrorism) have resulted in operating losses for U.S. airline carriers in excess of $10.3 billion for 2001, $8.6 billion for 2002, $3.6 billion for 2003, and an estimated $5.0 billion for 2004. In addition to these adverse factors, fiscal 2003 was further impacted by the outbreak of the SARS virus in Asia and fiscal 2004 and the first nine months of 2005 were impacted by significantly increased fuel costs. As a result of these factors, during 2003 and 2004, many commercial passenger airlines and air cargo carriers reported significant reductions in their capacity and have taken out of service upwards of 20% of their aircraft. This reduction in capacity has lessened the aircraft maintenance required by such airlines (and thereby the amount of maintenance being outsourced to companies like TIMCO). These factors have also caused several commercial airlines to file for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. The most notable for us has been the filing for protection from creditors under Chapter 11 by United Air Lines on December 9, 2002 (United has been our largest customer during the last three fiscal years). As of the date of this report, United Air Lines has not emerged from protection under the Bankruptcy Court. Further, two other major airlines, Delta Airlines, Inc. and Northwest Airlines, Inc., filed for protection from creditors under Chapter 11 on September 14, 2005, and other carriers have publicly discussed the potential of seeking protection from creditors through a voluntary bankruptcy filing. As related to us, current exposures to carriers that are at risk of filing for protection are being continuously evaluated and monitored, though we have in the past, and may in the future, experience losses relating to these credit exposures. Additionally, the Company is positioning itself for potential favorable implications of these Chapter 11 filings and resurgence of the airlines as it is anticipated that additional maintenance outsourcing opportunities could result as these airlines look for cost reductions.
We believe that all of the above factors could continue to have a negative impact on our business in the foreseeable future. These terrorist attacks and related aftermath events and the overall slowdown in the U.S. economy have also impacted our competition, with several of our competitors exiting the MRO business.

Contractual Payment Obligation and Other Commercial Commitments
Below is a table setting forth our contractual payment obligations and other commercial commitments as of September 30, 2005, which have been aggregated in order to facilitate a basic understanding of our liquidity (in thousands):

Contractual		Less than	Payments due by period
Obligations	Total	One Year	1-3 years		4-5 years	After 5 years
Revolving Credit Facility	$7,520	$7,520	$—		$—	$—

Long-Term Debt	119,969	1,416	118,553	*	—	—

Capital Leases	4,240	1,012	285		336	2,607

Operating Leases	22,701	3,975	7,674		3,644	7,408

Total contractual cash obligations	$154,430	$13,923	$126,512		$3,980	$10,015

Other
Commercial		Less than	Payments due by period
Commitments	Total	One Year	1-3 years	4-5 years	After 5 years
Letters of Credit +	11,434	11,434	—	—	—

Total Other Commercial Commitments	$11,434	$11,434	$—	$—	$—

*	Included within this amount is $61,437 of our New Senior Subordinated Notes and $947 of our Junior Subordinated Notes. As a result of our August 2005 tender offer, which closed on October 12, 2005, we currently have $1,221 of our New Senior Subordinated Notes and $635 of our Junior Subordinated Notes outstanding. If not redeemed or repurchased by the Company prior to the maturity dates of these obligations, these remaining notes ($1,856 in aggregate) automatically convert to 2,849 and 1,550 shares, respectively, of our authorized but unissued common stock.

+	Outstanding letters of credit primarily relate to security for our obligation to make payments on an operating lease requiring future aggregate payments of approximately $8,200. This amount is removed from the operating lease and total contractual cash obligations line because it is included within the letters of credit.
        We are also committed under employment agreements with all of our executive officers and several of our key employees.
Liquidity
For the year ended December 31, 2004 and the nine month period ended September 30, 2005, we incurred losses from continuing operations of $667 and $3,957, respectively. We also had a net stockholders’ deficit as of December 31, 2004 and September 30, 2005. Further, during 2004 we required additional cash flow above amounts currently being provided from operations to meet our working capital requirements.

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
On April 12, 2005, we closed on a financing arrangement with Monroe Capital Advisors LLC in which we obtained a $7,000 senior secured term loan and a $3,000 delayed draw term loan designated for capital expenditures. Additionally, Monroe Capital acquired the $8,000 senior secured term loan previously made to us by Hilco Capital LP. The original $8,000 term loan due to Hilco Capital (and acquired by Monroe Capital as part of this financing) and the new $7,000 term loan (collectively the “Term Loans”) mature on December 31, 2007. Borrowings for capital expenditures made under the $3,000 delayed draw term loan (the “Monroe Capital Line of Credit” and together with the Term Loans the “Monroe Capital Loans”) are payable in monthly installments (as set forth in the financing agreement) with the balance due on December 31, 2007. For further details regarding this amended and restated financing agreement, see Note 7 of Notes to Condensed Consolidated Financial Statements.
At November 9, 2005, the outstanding aggregate borrowed on the CIT Group Revolving Line of Credit was $13,177, the outstanding CIT Term Loan was $4,945, outstanding letters of credit under the revolving line of credit was $11,434 and $4,818 was available for additional borrowing under the revolving line of credit.
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
We believe that we will meet our working capital requirements during 2005 from funds available under our revolving credit agreement, our new term loans from Monroe Capital and our operations. We may also sell assets or our equity securities (including any shares sold in the rights offering), or borrow additional funds, to the extent required and available. While we expect that required financing will be available to meet our working capital requirements, there can be no assurance of this expectation.

Source and Use of Cash
Net cash provided by our continuing operating activities during the nine month period ended September 30, 2005 was $487, compared to net cash used in continuing operating activities during the same period of 2004 of $5,323. Decreases in accounts receivable of $1,011, and increases in customer deposits and accounts payable of $10,613 and $4,410, respectively, along with proceeds from the exercise of a common stock warrant of $71, borrowings of $4,612 under our senior credit facilities, and $140 cash provided by our discontinued operations were used primarily to fund our operations, to fund increases in inventory and other assets of $8,972 and $4,211, respectively, to reduce other liabilities by $4,331, to purchase fixed assets of $3,435, to pay capital lease obligations by $680 and to fund financing costs of $1,095.
Senior Credit Facilities
See discussion of our senior credit facilities in Note 6 to Notes to Condensed Consolidated Financial Statements and in our 2004 Form 10-K.
Subordinated Notes
In January 2005, we extended an offering and consent solicitation relating to the New Senior Notes and the Junior Notes. In the offering and consent solicitation, we offered holders of the Notes the right to receive a 15% premium payable in shares of our common stock if the holders agreed to an early conversion of their Notes into common stock during the conversion period, which expired as of March 8, 2005. We also solicited consents from the holders of our New Senior Notes and Junior Notes to remove all material covenants contained in the indentures, including the covenant restricting the amount of senior debt that we may incur and the covenant requiring us to redeem the Notes upon a change of control. Within this offering, we received consents from the holders of a majority of our Junior Notes, thus, the proposed amendments have become effective. As we did not receive consents from the holders of a majority of our New Senior Noteholders, the proposed amendments to the New Senior Notes have not been adopted.
At the closing of the offer, we issued 145,916 shares of our authorized but unissued common stock to the holders of the New Senior Notes who tendered in the offer (including 19,032 premium shares), 8,060 shares of its authorized but unissued common stock to the holders of the Junior Notes who tendered in the offer (including 1,051 premium shares), and 70,942 shares to LJH Ltd. (an entity controlled by our principal stockholder) in connection with its partial exercise of the LJH Warrant. After the closing of the offer, we had 256,559 shares outstanding and our principal stockholder held approximately 57% of the outstanding common stock.
On October 12, 2005, we closed on a tender offer to the holders of our remaining New Senior Notes and Junior Notes (collectively, the “Notes”) to receive a 15% premium for agreeing to an early conversion of their Notes into shares of our authorized but unissued common stock. We also solicited consents from the holders of our remaining New Senior Notes to remove all material covenants contained in the indentures, including the covenant restricting the amount of senior debt that we may incur and the covenant requiring that we redeem the New Senior Notes up a change of control. If the holders tendered their New Senior Notes, they were automatically consenting to the proposed amendments to the indentures. To become effective, the amendments required the consent of a majority of the holders of the remaining New Senior Notes. No such consent was sought from the holders of the outstanding Junior Notes since the covenant protections related to the Junior Notes were previously eliminated as a result of our January 2005 tender offer (see Notes 9 and 13 of Notes to Condensed Consolidated Financial Statements).
We received tenders and related consents from holders of 98% in aggregate principal amount of our outstanding New Senior Notes and tenders from the holders of 33% in aggregate principal amount of our outstanding Junior Notes. As we received consents from the holders of a majority of our New Senior Notes, the proposed amendments have become effective. At the closing of the offer, we issued 161,625 shares of our authorized but unissued common stock to the holders of the New Senior Notes who tendered in the offer (including 21,082 premium shares), 875 shares of our authorized but unissued common stock to the holders of the Junior Notes who tendered in the offer (including 144 premium shares), and 60,560 shares to LJH Ltd. (an entity controlled by the Company’s principal stockholder) in connection with the partial exercise of the LJH Warrant. After the closing of the offer, we have 479,619 shares outstanding and our principal stockholder holds approximately 43% of the outstanding common stock.
After consummation of the offer and consent solicitation, approximately $1,221 of the New Senior Notes and $635 of the Junior Notes remain outstanding. Upon maturity of such notes in 2006 and 2007, respectively, the New Senior Notes will automatically convert into 2,849 shares of our common stock and the Junior Notes will automatically convert into 1,550 shares of our common stock. At such time, our principal stockholder will be able to fully exercise the LJH Warrant and receive 1,885 shares of our common stock.

On September 20, 2005, we entered into a letter agreement with Owl Creek Asset Management LP (“Owl Creek”), who beneficially owned approximately $24,900 in aggregate principal amount of our New Senior Notes. In the letter agreement, Owl Creek agreed to tender the New Senior Notes that it owned in the August 2005 tender offer and to participate in the rights offering to the full extent of its basic subscription privilege. In October 2005, we issued 59,558 shares of our common stock to Owl Creek in the August 2005 tender offer, which will give them the right to purchase 2,233 post-reverse split shares of our common stock in the rights offering. Owl Creek also agreed in the letter agreement to lock up the shares that it received in the August 2005 tender offer for 180 days.
Rights Offering
In July 2005, we filed a registration statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed rights offering. The registration statement became effective on October 21, 2005. Within the registration statement, we set forth the following:
•	We have granted rights to stockholders owning our shares, as of a October 19, 2005 (“record date”), the right to purchase additional shares of our post-reverse split common stock for a subscription price of $4.80 per share ($0.12 per pre-reverse split share). For every 40 pre-reverse split shares (one post-reverse split share) of common stock held on the record date, stockholders have been granted 1.50 subscription rights. If, for example, a stockholder owned 400 shares of pre-reverse split common stock on the record date, the stockholder would own 10 post-reverse split shares after the reverse split (see below) and would have the right to purchase an additional 15 post-reverse split shares of our common stock for $4.80 per share.

•	We will allow our principal stockholder the use of amounts due to him under the LJH Term Loan (including interest previously paid in kind and accrued but unpaid cash and PIK interest to the closing date of the rights offering) as consideration (on a dollar-for-dollar basis) to exercise rights that he has received to purchase shares of common stock in the rights offering. Our principal stockholder has agreed to use the balance of the LJH Term Loan to the full extent of amounts due as of the closing date of the rights offering.

•	Based on his current ownership, our principal stockholder will have the right to purchase 7,744 post-reverse split shares in the rights offering for a total purchase price of $37,170. The related party term loan had a balance due (including interest previously paid in kind and accrued but unpaid cash and PIK interest) as of October 31, 2005 of $18,872. As such, if the rights offering had closed on October 31, 2005, we would have issued to our principal stockholder 3,932 post-reverse split shares of common stock based on his use of the LJH Term Loan to pay the purchase price for such shares. Further, our principal stockholder would have the right at that date, but not the obligation, to purchase up to an additional 3,812 post-reverse split shares of common stock in the rights offering for an aggregate cash purchase price of $18,298.

•	If our principal stockholder is the only participant in the rights offering and if the level of his participation is only to the extent of using the LJH Term Loan as full payment to purchase shares, and no other stockholders exercise their right to purchase shares in the rights offering, our principal stockholder will own approximately 57% of our outstanding common stock.

•	In addition to the rights offered to our stockholders under a basic subscription privilege, we also granted our stockholders an oversubscription privilege. The oversubscription privilege entitled stockholders to purchase additional shares of our common stock, to the extent available, at the same $4.80 per share subscription price. We will satisfy the oversubscription privilege only if other stockholders do not elect to purchase all of the shares offered under their basic subscription privilege. If the oversubscription requests exceed shares available, we will allocate the available shares pro rata among those who oversubscribed based on the number of shares each subscriber for additional shares has purchased under the basic subscription privilege.

•	In addition to the basic and oversubscription privileges that we are offering, we will have the right to sell shares not otherwise purchased in the rights offering to one or more brokerage firms that will sell such shares to investors in the public market. We do not currently have any arrangements in place with brokerage firms to sell these shares.

•	If stockholders purchase all of the shares available for purchase in the rights offering, we will have 29,976 post-reverse split shares outstanding after the completion of the rights offering and will have raised gross proceeds of approximately $67,460 (excluding the amount of the LJH Note). There can be no assurance that any shares (other than shares issued to our principal stockholder based on the use of the LJH Note to purchase shares) will be purchased in the rights offering.

•	We plan to effect, simultaneously with the closing of the rights offering, a reverse split of our common stock on a one-new-share-for-40-old-shares basis. In conjunction with the reverse split, we will amend our certificate of incorporation to reduce our authorized common stock, $0.001 par value, from 500,000 (on a pre-reverse split basis) to 100,000 (on a post-reverse split basis) shares.
All of the above actions were approved by the holders of a majority of our outstanding common stock at a stockholder’s meeting held on October 7, 2005.

The following table sets forth (1) our actual capitalization as of September 30, 2005, (2) our pro forma capitalization as of September 30, 2005 as if on that date the August 2005 tender offer, which closed on October 12, 2005, had been completed, and (3) our pro forma capitalization as of September 30, 2005 as if on that date (a) the August 2005 tender offer had been completed as set forth in (2) above and (b) the LJH Note had been used to purchase shares in the rights offering as described above.

	September 30, 2005
	(1)			(2)			(3)
	Actual	Adjustments		Pro Forma	Adjustments		Pro Forma
	Unaudited	Unaudited		Unaudited	Unaudited		Unaudited
Revolving loan	$7,520	$—		$7,520	$—		$7,520
Notes payable to financial institutions	23,018	—		23,018	—		23,018
Capital lease obligation	4,240	—		4,240	—		4,240
Related party term loan	18,321	—		18,321	(18,321	)(C)	—

Old senior subordinated notes due 2008	16,247	—		16,247	—		16,247
New senior subordinated convertible PIK notes due 2006	61,437	(60,216	)(A)	1,221	—		1,221
Junior subordinated convertible PIK notes due 2007	947	(312	)(A)	635	—		635

Total debt	$131,730	$(60,528)		$71,202	$(18,321)		$52,881

Stockholders’ equity (deficit):
Preferred stock, $0.01 par value, 1,000 shares authorized, none outstanding, 15 shares designated series A junior participating	$—	$—		$—	$—		$—
Common Stock, $0.001 par value, 500,000 shares authorized, 256,559 shares issued and outstanding on September 30, 2005, 479,619 shares issued and outstanding pro forma, and 636,883 shares issued and outstanding pro forma	257	223	(B)	480	157	(C)	637

Additional paid in capital	239,099	60,366	(B)	299,465	18,164	(C)	318,629
Accumulated other comprehensive loss, net of tax	(341)	—		(341)	—		(341)
Accumulated deficit	(280,789)	(155	)(B)	(280,944)	(736	) (C)	(281,680)

Total stockholders’ (deficit) equity	$(41,774)	$60,434		$18,660	$17,585		$36,245

Total capitalization	$89,956	$(94)		$89,862	$(736)		$89,126

(A)	Represents the results of the August 2005 tender offer, which closed on October 12, 2005.

(B)	Reflects: (i) the issuance of 162,500 shares to the holders of the New Senior Notes and Junior Notes upon the tendering of such Notes; and (ii) the issuance of 60,560 shares to our principal stockholder upon the partial exercise of the LJH Warrant. After the closure of the August 2005 tender offer and the partial exercise of the LJH Warrant, we have 479,619 shares of common stock outstanding.

(C)	Represents the use of the LJH Note to purchase shares in the rights offering in the manner described above (including a charge that will be recognized during the fourth quarter for the write-off of unamortized deferred financing costs). After the closure of the August 2005 tender offer described above and upon the use of the LJH Note to purchase shares in the rights offering, we will have 636,883 shares of common stock outstanding.

CONTINGENCIES
We are involved in various litigation and environmental matters arising in the ordinary course of business. These are discussed in Notes 10 and 13 of Notes to Condensed Consolidated Financial Statements. We maintain insurance coverage against certain potential claims in amounts that we believe to be adequate. Although the final outcome of these legal and environmental matters cannot be determined, based on the facts presently known, it is management’s opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.
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
See our Annual Report on Form 10-K for the year ended December 31, 2004 for a discussion of our critical accounting policies and use of estimates. During the nine month period ended September 30, 2005, there have been no material changes to our critical accounting policies and use of estimates.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are exposed to market risk for changes in interest rates. We have no exposure to foreign currency exchange rates or to commodity price risk. We do not hold or issue any financial instruments for trading or other speculative purposes.
Our obligations under our CIT Group Revolving Credit Facility and our Monroe Capital Term Loans bear interest at floating rates and therefore, we are impacted by changes in prevailing interest rates. However, our $18,321 related party term loan from our principal stockholder, and our New Senior Notes, Old Senior Notes, and Junior Notes all bear fixed interest rates and therefore we are not subject to the risk of interest rate fluctuations. A 10% change in market interest rates that affect our financial instruments would impact earnings during 2005 by approximately $292 before taxes and would change the fair value of our financial instruments by approximately $11,000.
ITEM 4: CONTROLS AND PROCEDURES
(a)	Our Chief Financial Officer and Chief Executive Officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, these officers have concluded that as of September 30, 2005 our disclosure controls and procedures were effective in timely alerting them to material information relating to our company (including our consolidated subsidiaries) required to be included in our reports filed or submitted by us under the Exchange Act.

As of September 30, 2005, we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

(b)	There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this quarterly report on Form 10-Q.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Notes 10 and 13 to the Company’s Unaudited Condensed Consolidated Financial Statements included in this filing.
ITEM 2. CHANGES IN SECURITIES
See Notes 9 and 13 to the Company’s Unaudited Condensed Consolidated Financial Statements included in this filing.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
On October 7, 2005, the Company held its 2005 Annual Meeting of Stockholders to consider and vote upon seven matters. Stockholders representing 254,040 shares of the Company’s outstanding common stock were present in person or by proxy at the meeting, constituting 99.02% of the Company’s outstanding common stock. All seven matters that were brought to a vote were approved by more than a majority of the Company’s stockholders. See the Company’s Form 8-K that was filed on October 12, 2005 for specifics and results of the seven matters voted upon by stockholders.
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS AND REPORTS ON FORMS 8-K
     (a) Exhibits
10.1	First Amendment to lease, dated September 1, 2005, between LJH, Ltd. and Aircraft Interior Design, Inc.

31.1	Certification of CEO and CFO under Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CEO and CFO under Section 906 the Sarbanes-Oxley Act of 2002
(b) Reports on Form 8-K
During the quarter ended September 30, 2005, the Company filed (i) a Current Report on Form 8-K reporting under Item 2.02 the issuance of a press release announcing the Company’s financial results for the three and six month periods ended June 30, 2005, (ii) a Current Report on Form 8-K reporting under Item 2.02 the issuance of a press release announcing the Company’s acquisition of tooling to service CFM56 aircraft engines, (iii) a Current Report on Form 8-K reporting under Item 8.01 the issuance of a press release reporting its commencement of an offering for early conversion of its outstanding New Senior Notes and Junior Notes into common stock, and (iv) a Current Report on Form 8-K reporting under Item 1.01 the appointment of James H. Tate to serve as the Company’s Executive Vice President, Chief Administrative Officer and Chief Financial Officer, under Item 1.01 the Company’s employment agreement with James H. Tate, under Item 1.01 the fact that the Company had entered into amendments to its credit facility agreements with CIT Credit Group and Monroe Capital Advisors LLC, under Item 5.02 the resignation of James H. Tate as a director of the Company, and under Item 7.01 the issuance of a press release setting forth revised earnings guidance for the quarter ended September 30, 2005 and the fiscal year ended December 31, 2005.
Subsequent to the quarter ended September 30, 2005, the Company filed (i) a Current Report on Form 8-K reporting under Item 8.01 the issuance of a press release reporting the Company’s commencement of the rights offering, and (ii) a Current Report on Form 8-K reporting under Item 1.01 the results of the Company’s August 2005 tender offer, which closed on October 12, 2005 and under Item 8.01 the results of stockholder votes taken during the 2005 Annual Meeting of Stockholders (see Item 4 above).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
TIMCO Aviation Services, Inc.

By	: /s/ Roy T. Rimmer, Jr.

Chief Executive Officer
(Principal Executive Officer)
Dated: November 10, 2005

Exhibit Index

Exhibit
Number	Description
10.1	First Amendment to lease, dated September 1, 2005, between LJH, Ltd. and Aircraft Interior Design, Inc.

31.1	Certification of CEO and CFO under Section 302 the Sarbanes-Oxley Act of 2002

31.2	Certification of CEO and CFO under Section 906 the Sarbanes-Oxley Act of 2002