Form 10-K
period 2005-12-31
TIMCO AVIATION SERVICES INC
filed 2006-04-21
CIK 1012159

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Common Stock, par value $.001 per share
Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2005, the aggregate market value (based on the closing sales price of the common stock as reported on the OTC Bulletin Board maintained by the NASD on such date, which was $6.00 per share) of the common stock held by non-affiliates was approximately $21.9 million. At March 30, 2006, there were 21,441,040 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain exhibits listed in Part IV of this Annual Report on Form 10-K are incorporated by reference from prior filings made by the Registrant under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

TABLE OF CONTENTS

FORWARD LOOKING STATEMENTS	1
BUSINESS	2
PROPERTIES	14
LEGAL PROCEEDINGS	15
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	15
MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	16
SELECTED FINANCIAL DATA	17
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	36
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	36
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	36
CONTROLS AND PROCEDURES	37
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	38
EXECUTIVE COMPENSATION	41
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	43
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	45
PRINCIPAL ACCOUNTING FEES AND PROCEDURES	47
EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	48

ii

PART I
FORWARD LOOKING STATEMENTS
(All dollar amounts and share amounts contained in this Annual Report on Form 10-K are in thousands, except per share data. All share numbers have been adjusted for the one-new-share-for-40-old-shares reverse split that occurred on November 22, 2005.)
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
These forward looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to our operations and results of operations, including, among others:
•	the financial health of the U.S. passenger and freight airline industry, and the impact of the financial health of that industry on the maintenance, repair, and overhaul (“MRO”) industry generally and our business specifically,

•	the amount of MRO business being outsourced by the airline industry in general and our airline customers in particular,

•	factors that affect the financial health and well-being of our airline customers, such as the September 11, 2001 terrorist attacks, the global war on terrorism, and fluctuations in the price of jet fuel,

•	the effect of competition on our business, including the effects of competition on the pricing of the services and goods that we provide,

•	our ability to achieve gross profit margins at which we can be profitable, including margins on services that we perform on a fixed price basis and our ability to accurately project our costs in a dynamic environment,

•	our ability to generate sufficient working capital from our operations and from our available credit facilities to meet our operating requirements, capital expenditure requirements and service our indebtedness,

•	our maintaining good relations with our customers and vendors,

•	our ability to fully utilize our hangar space dedicated to maintenance and repair services,

•	our ability to manage our business efficiently and achieve both positive income and cash flow from our operations,

•	our ability to attract and retain the services of our executive officers and key employees,

•	our ability to attract and retain a sufficient number of mechanics to perform the maintenance, overhaul and repair services requested by our customers,

•	our ability to integrate future acquisitions, and

•	future changes in government regulations.
Should one or more of the assumptions underlying our forward looking statements impact us to a greater or lesser degree or prove to be incorrect, or should future events occur that change the landscape of our industry and our customers, the forward looking statements contained in this report or the future financial results described in this report may not occur. We are not obligated, nor do we undertake the obligation, to revise these forward looking statements to reflect future events or circumstances.
References to “TIMCO”, “we”, “us” and “our” refer to TIMCO Aviation Services, Inc. and, unless the context otherwise requires, our subsidiaries.

ITEM 1. BUSINESS
General
TIMCO Aviation Services, Inc. is among the world’s largest independent providers of aviation maintenance, repair and overhaul (MRO) services for major commercial airlines, regional air carriers, aircraft leasing companies, government and military units and air cargo carriers. We provide MRO services through our subsidiaries: (i) Triad International Maintenance Corporation (known in the industry as TIMCO), which, with its four active locations, is one of the largest independent providers of aircraft heavy maintenance services in the world and also provides aircraft storage and line maintenance services; (ii) Brice Manufacturing, which specialize in the manufacturing and sale of new aircraft seats and aftermarket parts and in the refurbishment of aircraft interior components; (iii) TIMCO Engineered Systems, which provides engineering services both to our MRO operations and our customers; and (iv) TIMCO Engine Center, which refurbishes JT8D engines and performs on-wing repairs for both JT8D and CFM-56 series engines. Visit TIMCO online at www.timco.aero.
Our strategy is to be the vendor of choice to our customers, providing aircraft maintenance solutions to meet our customers’ MRO requirements. The services that we offer allow our customers to reduce their costs by outsourcing some of their MRO functions.
At present, approximately 80% of our business is airframe heavy maintenance, and we are one of the largest independent providers of these services in the world. We are rapidly expanding our TIMCO Engineered Systems operations. We have also begun expansion into line maintenance and hope to significantly expand that business, believing it to be a service that airlines will seriously consider outsourcing in the future. Further, we have commenced expansion activities of our engine overhaul and repair business, including the initial steps in the establishment of a repair operation for CFM engines. We hope to open this new facility during fiscal 2006. There can be no assurance we can successfully expand in these areas.
We were incorporated in Delaware in 1996 under the name “Aviation Sales Company.” We changed our corporate name to “TIMCO Aviation Services, Inc.” in February 2002. Our principal operating business, TIMCO, commenced operations in 1990. Our principal executive offices are at 623 Radar Road, Greensboro, North Carolina 27410, and our telephone number is (336) 668-4410.
Recent Developments
On March 15, 2005, and on October 12, 2005, we closed on two separate tender offers to the holders of our 8% Senior Subordinated Convertible PIK Notes due 2006 (“New Senior Notes”) and our 8% Junior Subordinated Convertible PIK Notes due 2007 (“Junior Notes”). As a result of these tender offers, we converted $117,533 in aggregate principal amounts of these notes into an aggregate of 6,880 shares of our authorized but unissued common stock. We also issued an aggregate of 1,032 shares of our authorized but unissued common stock to the holders of these notes that tendered in these offerings as an inducement for their early conversion. Finally, we issued 3,288 shares of our authorized but unissued common stock to LJH, Ltd. (“LJH”), an entity controlled by our principal stockholder, Lacy Harber, based upon his partial exercise of the LJH Warrant. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 3 of Notes to Consolidated Financial Statements for information about the tender offers.
In September 2005, America West Airlines, a primary customer of our Macon, Georgia facility and a substantial customer of our Lake City, Florida and Goodyear, Arizona MRO facilities, merged with US Airways. U.S. Airways has recently emerged from bankruptcy, and at this time, it is unknown what effect the merger will have on our business, but it is possible that revenues from America West could decline in future periods as a result of this merger.
On September 14, 2005, our fourth largest customer, Delta Airlines, Inc., filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Based on currently available information, we do not expect the bankruptcy filing of Delta Airlines to have a material adverse effect on our results of operations or financial position. Further, in February 2006, our largest customer, United Airlines, emerged from a Chapter 11 bankruptcy.
In November 2005, we closed on a rights offering to the holders of our outstanding common stock. In the rights offering, stockholders holding our shares as of October 19, 2005 (the “record date”) had the right to purchase additional shares of the Company’s post-reverse split common stock for a subscription price of $4.80 per share ($0.12 per pre-reverse split share). For every 40 pre-reverse split shares (one post-reverse split share) of our common stock held on the record date, stockholders were granted 1.50 subscription rights. We also allowed LJH the right to use amounts due to it from us under a promissory note as consideration for the purchase of a portion of the shares that it was permitted to purchase in the rights offering. On November 22, 2005, we closed on cash subscriptions to purchase 5,491 shares of our common stock for an aggregate purchase price of $26,358 and a subscription from LJH to purchase 3,960 shares of our common stock for an aggregate purchase price of $19,007 using the proceeds of the loan due to it from us. After completion of the rights offering, we have 21,441 shares of common stock outstanding. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 10 of Notes to Consolidated Financial Statements for information about the recently completed rights offering.
Concurrent with the completion of the rights offering (see above), we changed our capitalization by reducing the number of authorized shares of common stock from 500,000 to 100,000 and by reducing the number of our issued and outstanding shares of common stock by converting every forty shares of our issued and outstanding common stock into one share. All shares and per share data contained in this Annual Report on Form 10-K reflects the completion of the one-share-for-forty-shares reverse stock split.
On February 6, 2006, LJH purchased an aggregate of 5,808 shares of our outstanding common stock, consisting of 3,029 shares from Loeb Partners Corporation and affiliated entities and 2,779 shares from LC Capital Master Fund, Ltd. Subsequent to this transaction, LJH owns 15,386 shares, or 71.8%, of our outstanding common stock. Also, as of this date, affiliates of Owl Creek Asset Management, L.P. (“Owl Creek”) own 3,722 shares, or 17.4%, of our outstanding common stock.
In April 2006, we closed on a series of transactions with our principal stockholders relating to our senior debt. First, on April 10, 2006, we closed on a financing arrangement in which LJH acquired the $17,814 Monroe Capital Loans (the “Monroe Capital Loans”), comprised of a $7,000 senior secured term loan, a $3,000 delayed draw term loan designated for capital expenditures and an $8,000 term loan originally due to Hilco Capital but acquired by Monroe Capital in April 2005, with affiliates of Owl Creek simultaneously acquiring a 20% participation interest in those loans. Additionally, effective on April 20, 2006, in conjunction with the refinancing of our CIT Group Credit Facility, we obtained a new $6,000 senior secured term loan from LJH and Owl Creek (collectively with the Monroe Capital Loans, the “LJH Term Loans”). The LJH Term Loans all mature on December 31, 2007, bear interest at LIBOR plus 1.75% per annum and are secured by a lien on substantially all of the Company’s assets. Also, in conjunction with the closing of the LJH Term Loans, we paid in full the CIT Term Loan and entered into other modifications, including amendments and waivers to debt covenant violations as of December 31, 2005, to the CIT Group Credit Facility. We also obtained waivers of all defaults and events of default from LJH under the LJH Term Loans. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 15 of Notes to Consolidated Financial Statements for information about these financing transactions.
In order to augment our management team, our board of directors has elected John R. Cawthron as Vice Chairman of the Board of Directors and Chief Executive Officer. Roy T. Rimmer, Jr. remains as Chairman of the Board and Chief Marketing Officer.
Industry Overview
An industry study published recently by AeroStrategy highlighted industry trends, includes the following:
•	It is estimated that worldwide MRO demand will reach $60 billion in 2013, an annual growth rate of 5.3%. Underlying this growth rate are a few primary driving factors.
▪	Air travel will grow at an average annual rate of 4.7% over the next decade. This growth rate will fuel the increase in the active air transport fleet from approximately 16,000 aircraft currently to approximately 23,400 aircraft in 2013.

▪	New aircraft deliveries between 1998 and 2002, which was unprecedented at more then 5,000 in the aggregate, will generate their first heavy maintenance event in the next few years.

▪	More then 600 of the greater then 2,000 inactive aircraft fleet will return to service during the next 5 years.
This industry study estimated the total worldwide MRO market at $35.7 billion, as follows:
•	Currently, the largest segment of the commercial MRO market relates to engine repair and overhaul. Valued at $12.4 billion, three engine types (CF6-80C2, CFM56-3, and PW4000-94) each generate more then $1.0 billion in overhaul services at the present time. It is projected that by 2013, six engine types (CF6-80C2, CFM56-3, CFM56-5B, CFM56-7, PW4000-94, and V2500-A5/D5) will each generate more than $1.0 billion per year in MRO demand. Additionally, as a result of the level of aircraft deliveries during the late 1990’s, it is anticipated that the number of annual engine shop visits will increase from approximately 8,400 in 2003 to approximately 10,300 in 2006 (an increase of more then 20%).

•	Currently, the worldwide airframe heavy maintenance market generates approximately $5.2 billion annually and represents nearly 70 million labor hours. It is anticipated that this market will grow at a rate of 5.5% annually, reaching $8.9 billion by 2013. It is also currently estimated that approximately 64% of all heavy maintenance requirements are performed in-house with approximately 36% being outsourced. Three primary drivers are anticipated to facilitate a greater level of outsourcing over the next few years. These drivers include continued cost pressures on the airlines, revised labor union agreements, and a high-quality global supplier base for outsourced maintenance.

•	Currently, the aircraft modifications segment is valued at $2.8 billion and includes passenger-to-freighter conversions, in-flight entertainment, avionics upgrades and major structural modification programs. It is anticipated that this market segment will grow at a rate of 5.5% annually and represent $4.8 billion in 2013.

•	Line maintenance is now valued at $7.8 billion and is forecasted to grow at a rate of 3.9% annually to represent nearly $11.4 billion by 2013. The scope of line maintenance continues to evolve as some airlines adopt maintenance programs with more phased checks, thus being more dependent upon line maintenance requirements. Currently, line maintenance is outsourced less than any other MRO activity as most airlines still consider it a core element of their operations.

•	Currently, the component maintenance segment, which includes wheels and brakes, auxiliary power units, and avionics, generates approximately $7.5 billion in demand. It is anticipated that this market will grow at a rate of 4.2% annually and represent approximately $11.3 billion by 2013. Most significant within this segment is the emergence of broad component support services that bundle component maintenance with airframe and engine maintenance for an entire aircraft.
We believe that the following factors will affect the future growth of the MRO market (also see Risk Factors Relating to Our Business starting on page 8):
•	the pace of worldwide economic growth,

•	fleet growth (net of aircraft retirements), which according to the most recent annual report by the Boeing Company on the state of the aircraft industry is expected to range in the near term (2006-2007) between 4.8% and 7.1% and in the intermediate-term (2007-2012) between 2.7% and 3.7%,

•	the growth of airline passenger and cargo traffic (or reductions in such traffic),

•	financial pressure on airlines to improve asset utilization,

•	decisions by airlines to bring parked aircraft back into service or to convert such aircraft to freighters,

•	the impact of conversions of passenger aircraft to freighters, which extends the useful life of particular aircraft,

•	the continued development and utilization by airlines of newer aviation technologies, which are more reliable but also more costly and complex to maintain,

•	industry consolidation, which may reduce competition in the long term,

•	the globalization of the MRO market,

•	the expiration of aircraft maintenance warranties and the induction for maintenance servicing programs by newer generation aircraft,

•	changes in maintenance schedules on particular aircraft fleet types driven by decisions of OEM’s to bring new aircraft into service at prices that airlines will take and consequential decisions by the airlines to park older aircraft (which require more maintenance),

•	pressure by airline unions placed on airlines to retain MRO services in-house instead of moving them to outsourcing,

•	fuel prices and other factors that increase airline costs, forcing airlines to consider outsourcing to reduce their costs, and

•	increased regulation on the maintenance of aircraft and, more particularly on the outsourced maintenance industry.
The MRO market consists of captive in-house operations of airlines and freight carriers, semi-captive operations that are affiliated with an airline, independent providers of MRO services such as TIMCO and facilities operated by original equipment manufacturers. We believe that more airlines will outsource more of their MRO requirements in the future as they aggressively pursue outsourcing as a means to reduce their costs. Some airlines, such as United Air Lines, have closed maintenance facilities and substantially increased the MRO requirements that they outsource, and several low fare airlines including Jet Blue, Air Tran and Southwest, outsource nearly all of their MRO requirements. We also believe that other large carriers who have not outsourced any of their maintenance in the past have begun to do so or are considering doing so in the future.
Passenger airlines and freight carriers incur substantial operating costs, which are resistant to significant reduction because of labor agreements, aircraft fleet efficiency, and route structures. At the same time, airlines have encountered increasing pricing pressure during the last decade from new and established discount airlines, known as low cost carriers (LCC’s) which have inherently lower cost structures. For many airlines, these factors have resulted in lower revenue per seat mile, without a commensurate offsetting reduction in expenses. While certain airline expenditures are beyond the direct control of airline operators, such as the price of fuel, airport security charges, and taxes, we believe that outsourcing MRO functions can reduce an airline’s operating costs. We believe that maintenance generally represents between 10% and 15% of an airline’s costs, and that these costs are currently receiving significant attention from passenger airlines and freight carriers because they can be moderated in part through outsourcing.
Outsourcing of maintenance and repair functions by airlines allows a service provider such as TIMCO to achieve economies of scale unavailable to most airlines individually. We believe that we provide these functions on our customer’s behalf less expensively and more efficiently then our customers can provide themselves. We believe that the trend towards outsourcing by airlines of a growing portion of their MRO requirements to large independent service providers such as TIMCO will continue in the future as these carriers look to reduce their cost per seat mile by focusing their operations on their core competency of providing airline services to their customers.
Operations
Airframe Heavy Maintenance Services
We perform maintenance, repair and modification services on aircraft at TIMCO’s repair stations in Greensboro, North Carolina, Lake City, Florida, Macon, Georgia and Goodyear, Arizona. We also have a maintenance facility in Winston-Salem, North Carolina, that we have closed unless and until we have developed a customer base for this facility. The services performed at each of our airframe maintenance facilities are as follows:
Facilities
•	TIMCO–Greensboro (GSO) – GSO is our largest airframe maintenance and modification facility. GSO primarily supports major customers including United Air Lines (B757, B767 and B777), Delta Air Lines (B777 modifications plus engineering and maintenance services), and Federal Express (DC-10, MD-80, A300 and B727) with multi-lines of business. GSO has grown and adapted to the changing aviation environment by maintaining its market share of existing older generation aircraft product lines and by developing new capabilities to support the needs of today’s newer generation aircraft.

We have 765,000 square feet of space in GSO including four hangars, three of which are wide-body hangars and one of which is a multi-bay hangar. We also have a structures center in GSO, in which we repair flight controls and other components in conjunction with repairs being handled by our heavy maintenance operations, and a composite center, where we repair and overhaul advanced composite and bonded aluminum honeycomb assemblies.

•	TIMCO-Lake City (LCQ) – LCQ has historically competed as a lower-cost facility. We currently perform maintenance for various customers in LCQ, including United Air Lines (B737, A318, A319, and A320), Delta Air Lines (B757), and Q Aviation (B737). LCQ has the capacity and experience to support commercial and government contracts, and we hope to ultimately make LCQ our primary center for military MRO services. In that regard, during 2002, we were awarded SAE AS 9100 Certification at LCQ and we became part of a FAST team (both prerequisites of government contract work) and during the fourth quarter of 2005, we commenced servicing of our first US Coast Guard aircraft (C-130). We currently have several bids pending, which if they were awarded to us (of which there can be no assurance) would substantially increase the size of and, we believe, the profitability of our airframe maintenance business.

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

•	TIMCO–Macon (MCN) – MCN has over 140,000 square feet of space in two hangers and we currently operate three service lines at this facility. MCN has been customized specifically for the America West A319/A320 and B737 heavy airframe maintenance operations and starting in 2006, we will service B757 aircraft for America West. MCN has been the dedicated facility for America West since 2000 and has often been cited as a model for effective MRO/airline “partnerships”.

•	TIMCO-Goodyear (GYR) – GYR is located near the city of Phoenix, AZ. This facility, which we opened in 2003, provides heavy airframe maintenance support for airlines such as Allegiant Air and America West and leasing customers such as GE Capital and Finova Capital.

Our GYR operation has over 318,000 square feet of space in two hangars. We also have 1.5 million square feet of ramp and runway access storage providing space to park up to 200 aircraft.

Our sublease for this facility expires on April 30, 2006. We expect to continue that lease on a month-to-month basis thereafter as we consider our future plans for this facility.

•	TIMCO-Winston Salem – This one-hangar facility, which was formerly the home base for Piedmont Airlines and a major repair and line station for U.S. Airways, is currently closed and has been substantially subleased to an unaffiliated third party. We do not intend to open this facility unless we develop a customer base for this facility.
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
The “C” level check is an intermediate level service inspection that typically includes testing and servicing of the aircraft’s operational systems, external and internal cleaning and refurbishing, and servicing of the interior. Trained mechanics visually inspect the external and internal structure of the aircraft, repair defects and remove corrosion found, all in accordance with the manufacturer’s maintenance and structural repair manuals. The “D” level check includes all of the work accomplished in the “C” level check, but places a greater emphasis on the integrity of the aircraft’s structure. In the “D” level check, the aircraft is disassembled so that the entire structure can be inspected and evaluated. Once the inspection, evaluation and repairs have been completed, the aircraft is reassembled and its systems reinstalled to the detailed tolerances demanded in each system’s specifications. Depending upon the type of aircraft and the FAA-certified maintenance program being followed, intervals between “C” level checks can range from 12 to 18 months and 1,000 to 5,000 flight hours, and intervals between “D” level checks can range from four to eight years and 10,000 to 25,000 flight hours. Structural inspections performed during “C” level and “D” level checks provide detailed information about the condition of the aircraft and the need to perform additional work or repairs not provided for in the original work scope. Project coordinators and customer support personnel work closely with the aircraft’s customer service representative in evaluating the scope of any additional work required and in the preparation of a detailed cost estimate for the labor and materials required to complete the job.
Aircraft modification services
Each aircraft certified by the FAA is constructed under a “Type Certificate.” Anything which is done subsequently to modify the aircraft from its original type design requires the review and approval of the FAA. These modifications are authorized by the issuance of a Supplemental Type Certificate (STC) or an engineering order issued by the airline’s engineering department. Typical modification services performed by TIMCO include reconfiguring passenger interiors and installing passenger amenities such as telephones, in flight entertainment systems and crew rest areas. We also modify B777s to include sleeping quarters for crews on international flights and convert passenger aircraft to freighter configuration.
Engineering services
Our engineering services group, which operates as TIMCO Engineered Systems, provides aircraft modification integrated design, domestic and offshore certification, supply-chain management and installation kits to airlines, leasing companies and aerospace original equipment manufacturers. From its three locations, TIMCO Engineered Systems also provides airline fleet engineering support directly to airlines. Specializing in interior reconfigurations, avionics retrofits and in-flight entertainment integrations, our engineering services group has been among industry leaders in development and installation of in-flight crew rest quarters, enhanced-security flight deck doors, and aircraft systems and components catering to passenger comfort and convenience.
Interiors and Seat Manufacturing Services
We have one operation, Brice Manufacturing, which specialize in the refurbishment of aircraft interior components and the manufacture and sale of aftermarket parts and new aircraft seats. BRICE Manufacturing Company (Brice), based in Pacoima, California, was acquired by TIMCO in October 2002. In addition to FAA authority to manufacture and sell 5,000 PMA parts, Brice has developed a global customer base for new cabin seats ranging from basic coach to business class and first class seats. Customers include Jetstar Airways, Air Europa,

Air New Zealand, Iberworld, America West, Allegiant and Qantas. Brice is also an approved vendor for both Boeing and Airbus for new aircraft deliveries and Brice’s product offerings include the supply of palletized seats for installation on C-17 and C-130 military aircraft.
Engine Repair and Overhaul Services
TIMCO Engine Center (TEC), located in Oscoda, MI, has complete repair and overhaul capability for the JT8D and JT8D-200 series engines. On-wing services have been expanded to include the JT8D and JT8D-200 engines as well as the CFM-56 engine. The CFM-56 on-wing engine services are provided jointly with Snecma Engine Services. The CFM-56 on-wing services will expand to TIMCO’s airframe locations in the near future. TEC had significant revenue growth in 2003 through 2005, much attributed to adding JT8D-200 overhaul capabilities. Spirit Airlines and Champion Air are major customers of TEC for engine overhaul and engine on-wing services.
We believe that repair services of engines offers substantial growth opportunities for us. In that regard, we have commenced expansion activities of our engine overhaul and repair business, including the initial steps in the establishment of a repair operation for CFM engines. In October 2005, we entered into a lease arrangement with the Allegheny County Airport Authority (Pittsburgh, PA) for a 75,000 square foot facility in which we intend to be able to provide our customers engine overhaul and repair services for CFM engines. We also have acquired the tooling to overhaul and repair CFM-56 engines. We hope to open this new facility during fiscal 2006.
Line Maintenance Services
Line Maintenance Services primarily consists of interior cabin maintenance performed overnight. Commencing in 2003, we began to provide interior line maintenance support for United Air Lines. We are currently providing these services to United Air Lines in seven cities. We hope in the future to expand the line maintenance services that we provide for United Air Lines into other cities and to offer line maintenance services to other airlines. While this is a relatively new business for us and is only a small part of our revenue at this time, we believe that line maintenance offers a substantial growth opportunity for us.
Customer base
Our customer base consists of airlines, air cargo carriers, leasing companies, and government and military units. Our top ten customers accounted for 76.7% and 78.2% of our 2005 and 2004 revenue, respectively.
Management information systems
We operate our business using two decentralized, network-based systems. Each system is fully integrated in regard to the respective business unit, but they are not currently integrated across all business units or within a consolidated enterprise platform. During 2004, we commenced an IT project to transform our customized system currently utilized in the operation of our heavy airframe maintenance and modification business. This system project will convert the current programming language code to the Java programming language code, and will convert the current database system to a SQL relational database management system. This conversion will provide us significant scalability, reliability and cost reduction for the use of this system and is the initial phase of a multi-year project to ultimately develop an integrated, cross-unit, consolidated system platform. We hope to complete this programming language conversion by the third quarter of 2006. The other system is used at our interior component and seat manufacturing business. Our multi-year project includes the anticipated conversion of this other system to the current system utilized within our heavy airframe maintenance operations.
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
Further, our operations are also subject to a variety of worker and community safety laws. In the United States, the Occupational Safety and Health Act (“OSHA”) mandates general requirements for safe workplaces for all employees. Specific safety standards have been promulgated for workplaces engaged in the treatment, disposal or storage of hazardous waste. We believe that our operations are in material compliance with health and safety requirements under OSHA.
Product liability
Our business exposes us to possible claims for personal injury or death which may result from the failure of an aircraft or an aircraft part repaired or maintained by us or from our negligence in the repair or maintenance of an aircraft or an aircraft part. While we maintain what we believe to be adequate liability insurance to protect us from claims of this type, based on our review of the insurance coverages maintained by similar companies in our industry, we cannot assure you that claims will not arise in the future that may exceed available coverages or that our insurance coverage will be adequate. Additionally, there can be no assurance that insurance coverages can be maintained in the future at an acceptable cost. Any liability of this type, not covered by insurance, could materially adversely affect our business, financial condition or results of operations.
Employees
As of December 31, 2005, we employed approximately 3,400 persons. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.
Risk Factors Relating to Our Business
In addition to the other information contained in or incorporated by reference into this Form 10-K, you should carefully consider the following risk factors, as well as the other information contained in this report:
We incurred losses from continuing operations in 2005 and our liquidity remains tight.
For the year ended December 31, 2005, we incurred losses from continuing operations of $22,350. We also continued to require cash above amounts currently being provided from operations to meet our working capital requirements. Additionally, as a result of operating activities, we were not in compliance at certain times during 2005 with debt covenant requirements under our revolving credit and term loan facilities. We have obtained waivers of non-compliance with all such financial covenants and cured all of such covenant violations.
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
Cash flow from operations is used to service our debt and note obligations, thereby reducing funds available for other purposes. Even if we are able to meet our debt service and other obligations when due, we may not be able to comply with the covenants and other provisions under our debt obligations. A failure to comply, unless waived by the lenders, would be an event of default and would permit our lenders to accelerate the maturity of these debt obligations. It would also permit them to terminate their commitments to extend credit under the financing agreements. Our senior credit facilities also limit our ability to continue to borrow additional funds in the event of a material adverse change in our business, as defined. If we were unable to repay the debt to the lenders, or otherwise obtain a waiver, the lenders could proceed against the collateral securing the financing obligations, and exercise all other rights available to them. While we expect to be in a position to continue to meet our obligations in future periods, there can be no assurance we will be able to do so.
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
The September 11, 2001 terrorist attacks against the United States of America and the resulting increase in airline insurance costs, additional government mandated passenger taxes and fees, and increased airport security costs, have had a severe impact on the aviation industry. These factors, in conjunction with an overall slowdown in the U.S. economy, a reduction in passenger levels from fiscal 2001 through fiscal 2003, and the overall instability in the Middle East (including the war on terrorism and the war in Iraq) have resulted in operating losses for U.S. airline carriers in excess of $10.3 billion for 2001, $8.6 billion for 2002, $3.6 billion for 2003, $5.0 billion for 2004, and an estimated $4.8 billion for 2005. In addition to these adverse factors, fiscal 2003 was further impacted by the outbreak of the SARS virus in Asia and fiscal 2004 was impacted by significantly increased fuel costs due to the high price of oil. As a result of these factors, many commercial passenger airlines and air cargo carriers reported significant reductions in their capacity and have taken out of service upwards of 20% of their aircraft. This reduction in capacity has lessened the aircraft maintenance required by such airlines (and thereby the amount of maintenance being outsourced to companies like TIMCO). These factors have also caused several carriers to file for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. The two most notable for us has been the filing for protection from creditors under Chapter 11 by United Air Lines on December 9, 2002 (United has been our largest customer during the last three fiscal years) and by Delta Airlines on September 14, 2005 (our fourth largest customer during 2005 and traditionally one of our top 10 largest customers year-over-year). As of the date of this report, United Air Lines has emerged from protection under the Bankruptcy Code, while Delta Airlines has not. In addition to those that have already filed, other carriers have publicly discussed the potential of seeking protection from creditors through a voluntary bankruptcy filing. As related to us, current exposures to carriers that are at risk of filing for protection are being continuously evaluated and monitored, though we have in the past, and may in the future, experience losses relating to these credit exposures. Additionally, the Company is positioning itself for potential favorable implications of these Chapter 11 filings and resurgence of the airlines as it is anticipated that additional maintenance outsourcing opportunities could result as these airlines look for cost reduction solutions.
We believe that all of the above factors could continue to have a negative impact on our business in the foreseeable future. These events, which have adversely affected our business, have also impacted our competition, with several of our competitors exiting the MRO business.
The loss or a significant downturn in the operations of one or two of our major customers could materially affect our business.
Our ten largest customers accounted for approximately 77% and 78% of our total revenues for 2005 and 2004, respectively. Of these ten customers, three represented approximately 33%, 13%, and 12% of our total revenues, respectively, for the year ended December 31, 2005. No other customer represented more than 10% of our consolidated revenues for 2005. Our fourth largest customer during 2005, Delta Airlines, is currently in reorganization under Chapter 11 of the United States Bankruptcy Code and our largest customer, United Airlines, recently emerged from a Chapter 11 bankruptcy proceeding. While the relative significance of customers varies from period to period, the loss of, or significant curtailments in purchases of our services by, one or more of our significant customers at any time has in the past and may in the future adversely affect our revenue and cash flow.
We have incurred losses in the past and we may incur losses in the future. If we incur losses in the future, our ability to obtain sufficient working capital for our operations and our ability to service our indebtedness may be impaired.
We incurred losses from continuing operations of $22,350, $667, and $4,304, respectively, during the 2005, 2004, and 2003 fiscal years. If we incur losses in the future, we will likely limit our ability to obtain sufficient working capital for our operations and our ability to execute our business strategy. In addition, our ability to service our indebtedness may be harmed because we may not generate sufficient cash flow from operations to pay principal or interest when due.
A portion of our operating expenses are relatively fixed and cancellations, reductions or delays in orders by a customer or group of customers has in the past and could in the future have a material adverse effect on our business, financial condition or results of operations.
We are leveraged.
We have significant debt. This could have important consequences to us, including:
•	our vulnerability to adverse general economic and industry conditions;

•	our ability to obtain additional financing for future working capital expenditures, general corporate or other purposes, particularly where our current lenders have a lien on all of our assets; and

•	the requirement that we obtain the consent of our lenders if we wish to borrow additional amounts.
We depend on financing transactions.
We are primarily dependent on cash flow from operations and borrowings to meet our working capital requirements.
•	During 2003, we relied on borrowings under our senior revolving credit facility and proceeds from our related party term loan to fund our working capital requirements.

•	During 2004, we continued to rely on borrowings under our senior revolving credit facility, proceeds from our refinanced senior secured term loan and proceeds from the sale of our office and warehouse facility located in Miramar, FL.

•	During 2005, we continued to rely on borrowings under our senior revolving credit facility, proceeds from the issuance of common stock in our rights offering, and proceeds from the establishment of the Monroe Capital Term Loans.
We continue to require cash above amounts currently being provided from operations to meet the working capital requirements of our operations. We cannot assure you that additional financing will be available to us in the future, if required, for these purposes.
Our lenders impose significant restrictions on us.
Our senior credit facilities impose significant operating and financial restrictions on us. These restrictions may significantly limit our ability to incur additional indebtedness, pay dividends, repay indebtedness prior to its stated maturity, sell assets or engage in mergers or acquisitions. In addition, our failure to comply with these restrictions could result in an event of default which, if not cured or waived, could materially adversely affect our business, financial condition or results of operations.
Our business is subject to significant government regulation.
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
Our airframe heavy maintenance business (which constitutes approximately 80% of our current business) requires qualified mechanics and other personnel to provide services requested by our customers, and our ability to meet customer requirements depends on our ability to attract and retain the mechanics and other qualified personnel necessary to provide services at the physical locations of our operations. In that regard, we utilize outside contractors to provide personnel when we cannot otherwise hire required personnel. While we have been able to obtain sufficient mechanics and other required personnel to date, there can be no assurance we will be able to obtain all personnel required in the future. This may constrain our ability to grow our operations beyond their current levels.
Control is vested in our principal stockholder.
As of February 6, 2006, LJH owns approximately 72% of our outstanding common stock. As a result, LJH is able to control the vote on all matters submitted to the vote of our stockholders and therefore, able to direct our management and policies, including, but not limited to, the election of our entire board of directors.
In addition, under such circumstances, we will not, without LJH’s approval, be able to consummate transactions involving an actual or potential change in our control, including transactions in which the holders of our common stock might otherwise receive a premium for their shares over then current market prices.
Our existing stockholders have experienced substantial dilution as a result of our completed tender offers and they will experience additional dilution upon maturity of the remaining untendered New Senior Notes and Junior Notes and upon the full exercise of the LJH Warrant.
On March 15, 2005, and October 12, 2005, we closed on two separate tender offers to the holders of our 8% Senior Subordinated Convertible PIK Notes due 2006 (“New Senior Notes”) and our 8% Junior Subordinated Convertible PIK Notes due 2007 (“Junior Notes”). As a result of these tender offers, we converted $117,533 in aggregate principal amounts of these notes into an aggregate of 6,880 shares of our authorized but unissued common stock. We also issued an aggregate of 1,032 shares of our authorized but unissued common stock to the holders of these notes that tendered in these offerings as an inducement for their early conversion. Finally, we issued 3,288 shares of our authorized but unissued common stock to LJH based upon its partial exercise of the LJH Warrant. Further, upon the maturity of our remaining New Senior Notes and Junior Notes at the end of 2006 and the beginning of 2007, respectively, we will issue an additional

110 shares of our authorized but unissued common stock and LJH will have the right to exercise the remainder of the LJH Warrant and receive an additional 47 shares of our authorized but unissued common stock. Finally, we have outstanding common stock purchase warrants to purchase 254 shares of our common stock at an exercise price of $206.40 per share and under our 2003 Stock Incentive Plan we may grant options or warrants to purchase up to 2,500 shares of our common stock to our officers, directors and employees. See Notes 3, 4, 5, and 11 of Notes to Consolidated Financial Statements for particulars regarding all of these matters.
If our common stock is deemed a “penny stock,” its liquidity will be adversely affected.
The price of our common stock fell below $1.00 per share in September 2001 and remained below $1.00 per share until the completion of our rights offering and one-new-share-for-forty-old-shares reverse split in November 2005. If the market price for our common stock falls back below $1.00 per share, our common stock will once again be deemed to be a penny stock. So long as our common stock is considered a penny stock, it will be subject to rules that impose additional sales practices on broker-dealers who sell our securities. For example, broker-dealers must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Also, a disclosure schedule must be prepared before any transaction involving a penny stock, and disclosure is required about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Monthly statements are also required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Because of these additional obligations, some brokers may not effect transactions in penny stocks. This could have an adverse effect on the liquidity of our common stock.
Our common stock is thinly traded. Our stock price may fluctuate more than the stock market as a whole.
As a result of the thin trading market for our common stock, its market price may fluctuate significantly more than the stock market as a whole or the stock prices of similar companies. Of the 21,441 shares of our common stock currently outstanding, approximately 72% are currently held by LJH and approximately 17% are currently held by affiliates of Owl Creek. Without a larger float, our common stock will be less liquid than the stock of companies with broader public ownership, and, as a result, the trading prices for our common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger. In addition, sales of a substantial amount of common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of our common stock. Possible or actual sale of any of these shares, particularly by LJH and/or affiliates of Owl Creek, may decrease the market price of our common stock.
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
We have outstanding common stock purchase warrants to purchase approximately 254 shares of our common stock at an exercise price of $206.40 per share until February 28, 2007. While we presently have no intent to take any of these actions, we may, in our sole discretion, and in accordance with the terms of the warrant agreements with the warrant agents, reduce the exercise price of the common stock purchase warrants and/or extend the time within which the warrants may be exercised, depending on such things as the current market conditions, the price of the common stock and our need for additional capital. Further, in the event that we issue certain securities or make certain distributions to the holders of our common stock, the exercise price of the warrants may be reduced. Any such price reductions (assuming exercise of the warrants) will provide less money for us, higher incremental expense and possibly adversely affect the market price of our securities.

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

ITEM 2. PROPERTIES.
Our executive offices are located in Greensboro, North Carolina at the headquarters of our TIMCO airframe maintenance operations. Our ownership interests and leasehold interests in all of our facilities are pledged to our senior lenders as collateral for amounts borrowed. See Note 4 to our Consolidated Financial Statements. The following table identifies, as of December 31, 2005, our principal properties:

		SQUARE	OWNED OR
FACILITY DESCRIPTION	LOCATION	FOOTAGE	LEASED
Office, Engineering and Aircraft Maintenance	Greensboro, NC	765,000	Leased	(1)
Office and Aircraft Maintenance	Lake City, FL	650,000	Leased
Office and Engine Maintenance	Oscoda, MI	396,000	Leased
Office and Aircraft Maintenance	Phoenix, AZ	370,000	Leased	(2)
Office and Aircraft Maintenance	Winston-Salem, NC	115,000	Leased	(3)
Office and Aircraft Maintenance	Macon, GA	140,000	Leased
Office and Interiors Maintenance; Seat Manufacturing	Pacoima, CA	70,000	Leased
Office and Maintenance	Opa Locka, FL	55,000	Leased	(4)
Office and Maintenance	Dallas, TX	80,000	Leased	(5)
Office and Engine Maintenance	Pittsburgh, PA	75,000	Leased	(6)
Engineering Office	Atlanta, GA	2,300	Leased
Engineering Office	Kent, WA	2,800	Leased

(1)	Our corporate headquarters is located at this facility.

(2)	We sublease this facility from LJH. Our sublease for this facility expires in April 2006 and we expect to continue this lease thereafter on a month-to-month basis.

(3)	This facility has been closed until we develop customers for this facility. Substantially all of this facility has been subleased to an unaffiliated third party.

(4)	This facility is leased from a former director and executive officer and subleased to an unaffiliated third party. We currently have no customer activities at this facility.

(5)	This facility is leased to us on a month-to-month arrangement by LJH. We currently have no customer activities at this facility.

(6)	In October 2005, we entered into a lease arrangement with the Allegheny County Airport Authority (Pittsburgh, PA). We anticipate the commencement of engine repair services at this facility during fiscal 2006.

ITEM 3. LEGAL PROCEEDINGS.
Lawsuits and investigations
In November 2005, we were named as the defendant in a lawsuit which alleges that the Company breached a purported verbal agreement for indemnification. The suit seeks damages of $6,600, plus interest, costs and attorneys fees. While we do not believe that any such indemnification agreements exist, believe that we have a meritorious defense to the claim and intend to vigorously defend the lawsuit, there can be no assurance as to its outcome.
In January 2006, our former President and Chief Operating Officer sued us for breach of his employment agreement and for related claims under North Carolina employment law. The suit seeks unspecified monetary damages and declaratory relief regarding the scope and applicability of the non-compete contained in the former employee’s employment agreement. We terminated this employee for cause under his employment agreement, and we are vigorously defending this lawsuit. We have also countersued this former employee for, among other matters, misrepresentation and breach of contract. While we believe that we have meritorious claims and defenses, there can be no assurance as to the outcome of this lawsuit.
We are also involved in various other lawsuits and other contingencies arising out of operations in the normal course of business. In the opinion of management, the ultimate resolution of these claims and lawsuits will not have a material adverse effect upon our business, financial position or results of operations.
Environmental Issues
We are taking remedial action pursuant to Environmental Protection Agency and Florida Department of Environmental Protection (“FDEP”) regulations at TIMCO-Lake City. Ongoing testing is being performed and new information is being gathered to continually assess the impact upon us and the magnitude of required remediation efforts. Based upon the most recent cost estimates provided by environmental consultants, the total remaining testing, remediation and compliance costs for this facility are approximately $650. We have secured an insurance policy that, in the future, will partially mitigate our environmental exposures for this facility and that will also provide the financial assurance required by the FDEP.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
We held our Annual Meeting of Stockholders on October 17, 2005. At that meeting, our shareholders approved the following:
•	the declassification of the board of directors;

•	the election of six persons to our board of directors;

•	the reduction of the number of authorized shares of our common stock from 500,000 shares to 100,000 shares;

•	a reverse split of our issued and outstanding common stock on a one-new-share-for-40-old-shares basis, with our authorized common stock remaining at 100,000 shares;

•	a rights offering granting our shareholders the right to purchase 1.5 shares of our common stock for each post-reverse split share they owned;

•	an amendment to our 2003 stock incentive plan to increase the shares authorized for issuance under the plan to 2,500 shares; and

•	the ratification of Grant Thornton LLP as our registered independent public accountants for the fiscal year ended December 31, 2005.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
Trading Market for our Common Stock
The following information relates to the trading of our common stock, par value $.001 per share. At December 31, 2005, we believe that there were approximately 3,000 beneficial holders of our common stock. The high and low last sales prices of our common stock for each quarter during our two most recent fiscal years as well as for the first quarter and the second quarter to date of 2006, as reported by the OTC Bulletin Board, are set forth below:

	HIGH	LOW
2004
First Quarter	$34.80	$24.00
Second Quarter	$32.00	$14.40
Third Quarter	$20.00	$12.00
Fourth Quarter	$20.00	$6.40

2005
First Quarter	$11.60	$4.80
Second Quarter	$7.20	$5.20
Third Quarter	$9.80	$5.60
Fourth Quarter	$6.05	$4.47

2006
First Quarter	$4.70	$3.70
Second Quarter (through April 20, 2006)	$4.35	$3.45
All amounts have been adjusted for the one-new-share-for-40-old-shares reverse stock split that occurred on November 22, 2005.
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

ITEM 6. SELECTED FINANCIAL DATA
The following table represents our selected consolidated financial information. The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and notes thereto and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which contains a description of the factors that materially affect the comparability, from period to period, of the information presented herein. Operating results from continuing operations reflect the results of operations from our MRO and leasing operations, including Caribe Aviation (sold in May 2001) and Aerocell Structures (sold in July 2002). Discontinued operations includes the results of operations of our redistribution operations, new parts distribution operation and our manufacturing operations, all of which were sold in 2000, and the results of operations of our office and warehouse facility located in Miramar, Florida, which was sold in March 2004.

	Year Ended December 31,
	2001	2002		2003	2004	2005
STATEMENT OF OPERATIONS DATA:

Operating revenues	$264,140	$181,973		$242,514	$323,488	$329,552
Cost of sales	259,647	179,705		226,331	294,199	316,268

Gross profit	4,493	2,268		16,183	29,289	13,284
Operating expenses	56,457	15,574		14,593	22,468	28,700
Gain on sale of fixed assets	—	—		—	—	(1,178)

(Loss) income from operations	(51,964)	(13,306)		1,590	6,821	(14,238)
Interest expense and other	70,264	(12,779	) (1)	6,880	7,488	8,502 (3)

(Loss) before income taxes and discontinued operations	(122,228)	(527)		(5,290)	(667)	(22,740)
Income tax expense (benefit)	621	(3,800	) (2)	(986)	—	(390)

(Loss) income from continuing operations before discontinued operations	(122,849)	3,273		(4,304)	(667)	(22,350)
Discontinued operations:
Operations, net of income taxes	(9,000)	3,749		4,043	1,580	634

Loss on disposal, net of income tax	(9,386)	—		—	—	—

Net (loss) income	$(141,235)	$7,022		$(261)	$913	$(21,716)

Basic Earnings (Loss) Per Share:
(Loss) income from continuing operations	$(3,272.65)	$5.03		$(5.44)	$(0.84)	$(3.01)
(Loss) income from discontinued operations	(489.80)	5.76		5.11	1.99	0.09

Net (loss) income	$(3,762.45)	$10.79		$(0.33)	$1.15	$(2.92)

Diluted Earnings (Loss) Per Share:
(Loss) income from continuing operations	$(3,272.65)	$0.51		$(5.44)	$(0.84)	$(3.01)
(Loss) income from discontinued operations	(489.80)	0.59		5.11	1.99	0.09

Net (loss) income	$(3,762.45)	$1.10		$(0.33)	$1.15	$(2.92)

(1)	Includes a $27,279 extraordinary gain relating to debt extinguishment. See the 2004 Form 10-K.

(2)	Represents a tax benefit from the carryback of net operating losses. See Note 8 of Notes to Consolidated Financial Statements.

(3)	Includes a gain on settlement of bankruptcy claims, loss on sale of available-for-sale securities, and charges related to the Company’s tender offers. See Notes 3 and 6 of Notes to Consolidated Financial Statements.

	As of December, 31
	2001	2002	2003	2004	2005

BALANCE SHEET DATA:
Accounts receivable	$26,936	$17,762	$36,950	$49,721	$48,643
Inventories	41,544	21,631	25,724	22,244	28,681
Working capital (deficiency)	(62,747)	(10,177)	1,060	13,895	27,503
Total assets	179,285	131,026	152,891	137,368	160,128
Total debt and capitalized lease obligations	227,851	175,474	194,263	180,694	53,159
Stockholders’ (deficit) equity	(131,367)	(96,762)	(95,765)	(94,852)	46,197

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
In 2005, we announced and completed two tender offers and consent solicitations relating to our 8% Senior Subordinated Convertible PIK Notes due December 31, 2006 (“New Senior Notes”) and our 8% Junior Subordinated Convertible PIK Notes due January 2, 2007 (“Junior Notes”). We offered the holders of New Senior Notes and Junior Notes the right to receive a 15% premium payable in shares of our common stock if the holders agreed to an early conversion of their New Senior Notes and Junior Notes into common stock during a special conversion period. We completed the first tender offer on March 8, 2005 and accepted tenders from the holders of 47.0% of our New Senior Notes and 75.2% of our Junior Notes. At the closing of the tender offer on March 15, 2005, we issued an aggregate of 5,623 shares of our authorized but unissued common stock to the holders of the New Senior Notes who tendered in the offering, to the holders of the Junior Notes who tendered in the offering, and to LJH, Ltd. (“LJH”), an entity controlled by our principal stockholder, in connection with its partial exercise of the LJH Warrant.
In October 2005, we closed on our second tender offer. In the second tender offer, we accepted tenders from the holders of 98% of our remaining New Senior Notes and 33% from the holders of our remaining Junior Notes. At the closing of this tender offer on October 12, 2005, we issued an aggregate of 5,577 shares of our authorized but unissued common stock to holders of our New Senior Notes who tendered in the offering, to the holders of our Junior Notes who tendered in the offering, and to LJH in connection with its partial exercise of the LJH Warrant.
In November 2005, we completed a rights offering. In the rights offering, our stockholders (as of October 19, 2005; the “record date”) were given the right to purchase 1.5 shares of our authorized but unissued common stock for each share of post-reverse split common stock they owned. On November 22, 2005, we closed on cash subscriptions to purchase 5,491 shares of our authorized but unissued common stock for an aggregate purchase price of $26,358 and a subscription from LJH to purchase 3,960 shares of our authorized but unissued common stock for an aggregate purchase price of $19,007 using the proceeds of the loan due to it from us. Also, in conjunction with the closing of the rights offering, we effected a one-new-share-for-40-old-shares reverse split of our common stock.
For the year ended December 31, 2005, we incurred losses from continuing operations of $22,350. We also continued to require additional cash above amounts currently being provided from operations to meet our working capital requirements. Additionally, at certain times during 2005, we were out of compliance with certain financial covenants contained in our outstanding CIT Group Credit Facility and Monroe Capital Loans. The senior lenders, however, waived, and in some instances, amended all such events of non-compliance and as of December 31, 2005, we were in compliance with all covenant requirements, as amended.
Our ability to service our debt and note obligations, as they come due, including maintaining compliance with the covenants and provisions under our debt instruments, is and will be dependent upon our future financial and operating performance. This performance, in turn, is subject to various factors, including certain factors beyond our control, such as changes in conditions affecting the airline industry and changes in the overall economy. Additionally, our customer base has been adversely impacted in the past by various factors, such as the state of the general economy, fluctuations in the price of jet fuel, the war on terrorism, the war in Iraq, and competitive price reductions in airfare prices. These and other factors may adversely affect our customers in the future.
Cash flow from operations is used to service our debt and note obligations, thereby reducing funds available for other purposes. Even if we are able to meet our debt service and other obligations when due, we may not be able to comply with the covenants and other provisions under our debt obligations. A failure to comply, unless waived by the lenders, would be an event of default and would permit the lenders to accelerate the maturity of our debt obligations. It would also permit them to terminate their commitments to extend credit under their financing agreements. If we were unable to repay the debt to the lenders, or otherwise obtain a waiver, the lenders could proceed against the collateral securing the financing obligations, and exercise all other rights available to them. While we expect to be in a position to continue to meet our obligations in future periods, there can be no assurance we will be able to do so. See “Business- Risk Factors Relating to our Business”.
In April 2006, we closed on a series of transactions with our principal stockholders relating to our senior debt. First, on April 10, 2006, we closed on a financing arrangement in which LJH acquired the $17,814 Monroe Capital Loans (the “Monroe Capital Loans”), with affiliates of Owl Creek Asset Management, L.P. (“Owl Creek”) simultaneously acquiring a 20% participation interest in those loans. See “Liquidity and capital resources” below for a description of the components of the Monroe Capital Loans. Additionally, effective on April 20, 2006, in conjunction with the refinancing of our CIT Group Credit Facility (see below), we obtained a new $6,000 senior secured term loan from LJH and Owl Creek (collectively with the Monroe Capital Loans, the “LJH Term Loans”). The LJH Term Loans all mature on December 31, 2007, bear interest at LIBOR plus 1.75% per annum and are secured by a lien on substantially all of the Company’s assets. Also, in conjunction with the closing of the LJH Term Loans, we paid in full the CIT Term Loan and entered into other modifications, including amendments and waivers to debt covenant violations as of December 31, 2005, to the CIT Group Credit Facility. We also obtained waivers of all defaults and events of default from LJH under the LJH Term Loans. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 15 of Notes to Consolidated Financial Statements for information about these financing transactions.

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
Operating Segments
Our operations are classified into two reportable segments: aircraft and engine maintenance, repair and overhaul (“MRO”) and aircraft interiors (“interiors”). Our MRO segment, which represents approximately 85% of our 2005 revenues, performs maintenance, repair and modification services on aircraft and aircraft engines at five separate operating facilities. These operating facilities provide the capabilities to service both wide body and narrow body aircraft with servicing capabilities for older generation aircraft and newly developed capabilities to support the needs of today’s newer generation aircrafts. Additionally, we provide complete repair and overhaul capabilities for the JT8D and JT8D-200 series engine, on-wing services to complement these engine types, and are expanding our service capabilities to include CFM-56 engines. Through these facilities, we provide MRO services for major commercial airlines, regional air carriers, aircraft leasing companies, government and military units and air cargo carriers.
Our aircraft interiors segment performs the refurbishment of aircraft interior components and the manufacturing and sale of aftermarket parts and new aircraft seats, and provides aircraft engineering, modification design, certification, and installation of interior reconfigurations within two separate operating facilities. These operating facilities provide the capabilities for passenger-to-freighter conversions, aircraft modifications for in-flight entertainment, avionics upgrades and major structural modification programs. Additionally, our interiors segment provides the manufacturing for new aircraft seats, ranging from basic coach to business class and first class seat capabilities. These services are provided to both foreign and domestic commercial airlines and to aerospace original equipment manufacturers.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
The following tables set forth certain information relating to our operations for the periods indicated:

	Year Ended December 31,
	2005		2004
	$	%	$	%
Operating revenues	$329,552	100.0%	$323,488	100.0%
Cost of sales	316,268	96.0%	294,199	90.9%

Gross profit	13,284	4.0%	29,289	9.1%
Operating expenses	28,700	8.7%	22,468	6.9%
Gain on sale of fixed assets	(1,178)	(0.4%)	—	—%

(Loss) income from operations	(14,238)	(4.3%)	6,821	2.1%
Interest expense	9,719	2.9%	8,402	2.6%
Gain on settlement of bankruptcy claims	(1,773)	(0.5%)	—	—%
Loss on sale of available for sale securities	816	0.2%	—	—%
Charge for early conversion of notes	619	0.2%	—	—%
Other income — net	(879)	(0.3%)	(914)	(0.3%)

Loss before income taxes and discontinued operations	(22,740)	(6.9%)	(667)	(0.2%)
Income tax benefit	(390)	(0.1%)	—	—%

Loss from continuing operations before discontinued operations	(22,350)	(6.8%)	(667)	(0.2%)

Discontinued operations, net of income taxes	634	0.2%	1,580	0.5%

Net (loss) income	$(21,716)	(6.6%)	$913	0.3%

Consolidated operating revenue for the year ended December 31, 2005 increased $6,064, or 1.9% to $329,552, from $323,488 for the same period in 2004. Operating revenue for our MRO operations increased to $287,013 for the year ended December 31, 2005, compared to $267,143 for the same period in 2004 (a $19,870, or 7.4%, increase year-over-year). Operating revenue for our interior operations decreased to $42,539 for the year ended December 31, 2005, compared to $56,345 for the same period in 2004 (a $13,806, or 24.5%, decline year-over-year).
During 2005, within our MRO operations, we have continued to expand our customer base and, in some instances, we have increased our share of outsourced maintenance from our existing customers. Additionally, the continued growth of our line maintenance services resulted in a year-over-year increase in revenue of $4,746, or 182.1%, and as the result of an expanded customer base, that was achieved due to additional overhaul capabilities for JT8D-200 series engines and an FAA initiated maintenance directive for certain engine types, revenue for our engine MRO facility increased $15,016, or 104.0%, during 2005 as compared to 2004.
Within our interior operations, during 2005, we further expanded our customer base for our seat manufacturing and overhaul operations. This expanded customer base resulted in increased revenue for these services for the year ended December 31, 2005 over the same period of 2004 of $1,941, or 10.2%. For our interior operations, the increase in our seat manufacturing and overhaul operations was more than offset by a decline in revenue for 2005 as compared to 2004 within our engineering services business. The completion of substantial customer programs during 2004, primarily relating to major structural modification programs, resulted in a decline of revenues of $11,201, or 36.1%, for 2005 as compared to 2004.
While our consolidated 2005 revenues are improved over 2004, our gross profit for 2005 continued to be unfavorably impacted by general economic conditions affecting the airline industry, which has continued to put pricing pressures on our business, and by continued overcapacity in the MRO markets in which we operate. Also, delays and changes in customer maintenance schedules have impacted us in the past and are likely to impact us in the future. Finally, changes in customers and the addition of new customers within several of our airframe maintenance facilities have resulted in ramp up and learning curve issues that have driven inefficiencies and caused a significant deterioration of gross profit margins.

In September 2005, America West Airlines, a primary customer of our Macon, Georgia MRO facility and a substantial customer of our Lake City, Florida and Goodyear, Arizona MRO facilities, merged with US Airways. In the near term we do not believe that this merger will adversely affect our business with America West. However, in the long term we are unable to predict the impact of this merger on our business. Additionally, on September 14, 2005, our fourth largest customer, Delta Airlines, Inc., filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Based on currently available information, we do not expect the bankruptcy filing of Delta Airlines, Inc. to have a material adverse effect on our results of operations or financial position.
Consolidated gross profit decreased to $13,284 for the twelve months of 2005 compared with a gross profit of $29,289 for the twelve months of 2004. Consolidated gross profit as a percentage of revenue decreased to 4.0% for 2005 compared with 9.1% for 2004. Gross margins during any particular period are dependent upon the number and type of aircraft serviced, the contract terms under which services are performed and the efficiencies that can be obtained in the performance of such services. Significant changes in any one of these factors could have a material impact on the amount and percentage of gross profits in any particular period and from period to period. Additionally, gross profit could be impacted in the future by our evaluation of the value of our inventory. During 2005, we continued to evaluate market and industry exposures in connection with the establishment of appropriate reserves for inventory obsolescence. Based on our valuation methodology, we recorded an additional inventory charge of $1,200 for the year ended December 31, 2005 and $1,936 for the year ended December 31, 2004. While we believe that we have appropriately valued our inventory at the lower of cost or market, additional allowances may be required in the future, depending on the market for aircraft parts during any particular period and the applicability of the parts in our inventory compared to the types of aircraft for which we are performing maintenance procedures.
Gross profit for our MRO operations declined to $8,477 for 2005, compared to $19,426 for 2004. While increased revenues were achieved during 2005 as compared to 2004, manpower shortages within several of our facilities required additional overtime and caused operational inefficiencies resulting in an unfavorable impact to gross margins. Additionally, throughout 2005 and in particular during the later half of 2005, most of our airframe MRO facilities, and in particular our two largest facilities, transitioned the aircraft fleet type and/or customers that they were servicing. These transitions resulted in additional training requirements, learning curve and ramp up issues and operational inefficiencies. Also, shortages of engine parts during most of the later part of 2005 resulted in increased cost for required engine parts and a deterioration in gross margin results for our engine center operation. These factors caused deteriorations to gross margin results, particularly during the second half of 2005.
Gross profit for our interiors operations declined to $4,807 for 2005, compared to $9,863 for 2004. The deterioration within our interiors operation resulted from a 24.5% year-over-year decline in revenue noted above and a change in mix of active programs for our engineering services business. Also, consistent with the MRO operations, labor shortages for our seat manufacturing business resulted in additional contract labor and overtime requirements. These factors caused deteriorations to gross margin results throughout 2005.
Consolidated operating expenses for the year ended December 31, 2005 were $28,700, compared to $22,468 for the year ended December 31, 2004. As a percentage of revenues, consolidated operating expenses were 8.7% and 6.9% for the 2005 and 2004, respectively. Consolidated operating expense increased during 2005 as compared to 2004 as a result of increased costs as we expand our operations to support increased revenue levels, including increased headcount ($760), increased marketing, travel and entertainment ($250), and fees paid for financial advisory services ($632). Also, 2005 was impacted by professional fees ($112) (that did not qualify for deferred financing treatment) incurred for the Monroe Capital debt refinancing (see Note 4 of Notes to Consolidated Financial Statements). Finally, in December 2005, we terminated several executive officers and key employees. We have recorded a charge of $2,100 relating to potential severance obligations due to these individuals.
During 2005, we entered into an amendment, with our principal stockholder, to the lease arrangement for our Dallas facility. Under this amendment, our lease commitment for this facility was modified to a month-to-month arrangement. As a result of this modification and in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 98, the unamortized deferred income of approximately $1,178 has been included as a gain on sale of fixed assets within the accompanying consolidated financial statements for the year ended December 31, 2005.
As a result of these factors, our loss from operations was $14,238 for the year ended December 31, 2005, compared to income from operations of $6,821 for the 2004 same period.
Interest expense (excluding amortization of deferred financing fees) for the twelve month period ended December 31, 2005 increased by $526 to $7,611, from $7,085 for the same period in 2004. The increase during 2005 over 2004 is primarily attributable to interest expense on our restructured related party term loan (established April 8, 2004 and terminated November 22, 2005) and overall higher borrowing levels under this related party loan, the additional interest expense on our $8,000 Hilco Term Loan (established April 8, 2004 and modified April 12, 2005), and the additional interest expense on our $7,000 Monroe Capital Term Loan and $3,000 Monroe Capital Line of Credit (established April 12, 2005).
Amortization of deferred financing costs for 2005 was $2,108, compared to $1,317 for 2004. The increase during 2005 over 2004 primarily related to the write-off of $710 deferred financing fees on the LJH Original Term Loan (which was used in full to purchase shares in our rights offering) and increased fees related to the establishment of the Monroe Capital Term Loans in April 2005. This increase was partially offset by the write-off, during 2004, of $145 of deferred financing fees that related to a short-term extension of a previously outstanding credit facility. See Notes 4 and 10 of Notes to Consolidated Financial Statements for further information.
During 2004, we entered into a settlement agreement with the entity from which we acquired our Oscoda, Michigan engine and airframe maintenance facilities in 1999. Pursuant to that entity’s plan of reorganization under Chapter 11 of the United States Bankruptcy Code, we were to receive a pro rata portion of 7,000 shares of common stock in the reorganized company based on our unsecured claim as compared to the total of all unsecured claims. In April 2005, we received 1,364 shares of new common stock in the reorganized company in settlement of our claim against that entity’s bankruptcy estate. During December 2005, we sold all of the shares of common stock received in this settlement and have included an aggregate gain related to these activities of $957 within the accompanying consolidated statement of operations for the year ended December 31, 2005.
During 2005, we completed two tender offers and consent solicitations (the January 2005 and August 2005 tender offers) relating to our New Senior Notes and our Junior Notes. As a result of these tender offers, we recognized an inducement charge of $315 relating to the value of the premium shares issued as a part of these offerings. Additionally, we incurred transaction fees related to these tender offers of $304. See Note 3 of Notes to Consolidated Financial Statements for specifics regarding these tender offers.
Other income – net was $879 and $914 for the years ended December 31, 2005 and 2004, respectively. Other income – net for 2005 included a $250 gain from the receipt of life insurance proceeds on a former key employee and a $277 gain relating to a job creation incentive program established for our benefit with the State of Florida. Other income – net for 2004 included a $209 gain on the settlement of a warrant repurchase obligation (see Note 6 of the Notes to Consolidated Financial Statements) and a $284 gain relating to a job creation incentive program established with the State of Florida.
As a result of the above factors, our loss from continuing operations before income taxes and discontinued operations for the year ended December 31, 2005 was $22,740 compared to our loss from continuing operations before income taxes and discontinued operations of $667 for the 2004 same period.
During 2005, we recognized a $390 income tax benefit, which primarily was the result of income tax refunds for the overpayment of state taxes for our Oscoda, Michigan operations in previous years.
As of December 31, 2005, we had net operating loss carryfowards of $84,274, $1,806 relating to periods prior to our 2002 restructuring of our equity and capital and $82,468 relating to our activities after such restructuring. The amount of pre-restructuring net operating loss carryforwards available for use after February 28, 2002 was limited to $1,806, which may be utilized at a rate of approximately $90 per year. In addition, as a result of transactions that have occurred between February 28, 2002 and January 3, 2005, our net operating loss carryforwards generated subsequent to our 2002 restructuring will be limited to $5,506 annually. As of December 31, 2005, we have established a valuation allowance for the full balance of these net operating loss carryforwards due to the uncertainty that we will be able to utilize these net operating loss carryforwards in future periods. See Note 8 of Notes to Consolidated Financial Statements.
For the reasons set forth above, our loss from continuing operations for the twelve month period ended December 31, 2005 was $22,350, or $3.01 per basic share and diluted share, compared to a loss of $667, or $0.84 per basic share and diluted share, for the twelve month period ended December 31, 2004.
Income from discontinued operations for 2005 was $634, or $0.09 per basic share and diluted share, compared to income of $1,580, or $1.99 per basic share and diluted share, for 2004. Income from discontinued operations for 2004 includes an $825 gain on the disposition of our office and warehouse facility located in Miramar, Florida and net rental income and expenses associated with this former facility received prior to its disposition. Results for both fiscal 2005 and 2004 include collections on receivables and the sale of residual inventory that remain after the sale of our redistribution operation and new parts bearings operation, all of which is fully reserved. Since our collections on assets from discontinued operations are winding down, we do not expect that our income from discontinued operations will be significant in future periods.
For the reasons set forth above, our net loss for the year ended December 31, 2005 was $21,716 ($2.92 per basic share and diluted share), compared to net income of $913 for the year ended December 31, 2004 ($1.15 per basic share and diluted share).

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
The following tables set forth certain information relating to our operations for the periods indicated:

	Year Ended December 31,
	2004		2003
	$	%	$	%
Operating revenues:
Sales	$323,488	100.0%	$242,425	100.0%
Other	—	—%	89	0.0%

Total operating revenues	323,488	100.0%	242,514	100.0%
Cost of sales	294,199	90.9%	226,331	93.3%

Gross profit	29,289	9.1%	16,183	6.7%
Operating expenses	22,468	6.9%	14,593	6.0%

Income from operations	6,821	2.1%	1,590	0.7%
Interest expense	8,402	2.6%	7,773	3.2%
Other income	(914)	(0.3%)	(893)	(0.4%)

Loss before income taxes and discontinued operations	(667)	(0.2%)	(5,290)	(2.2%)
Income tax benefit	—	—%	(986)	(0.4%)

Loss from continuing operations before discontinued operations	(667)	(0.2%)	(4,304)	(1.8%)

Discontinued operations, net of income taxes	1,580	0.5%	4,043	1.7%

Net income (loss)	$913	0.3%	$(261)	(0.1%)

Consolidated operating revenue for the year ended December 31, 2004 increased $80,974 or 33.4% to $323,488, from $242,514 for the same period in 2003. Operating revenue for our MRO operations increased to $267,143 for the year ended December 31, 2004, compared to $203,225 for the same period in 2003 (a $63,918, or 31.5%, increase year-over-year). Operating revenue for our interior operations increased to $56,345 for the year ended December 31, 2004, compared to $39,289 for the same period in 2004 (a $17,056, or 43.4%, increase year-over-year).
Revenue for our MRO operations in fiscal 2004 included $38,062 from our Goodyear, Arizona facility, which became operational in April 2003, compared to revenue from this facility of $21,335 in 2003. Additionally, adverse market conditions during the first half of fiscal 2003 resulted in delays of maintenance service work by several of our significant customers and adversely impacted our 2003 results of operations. Many of these delayed maintenance programs, however, were inducted for service during the second half of 2003 and have continued through all of fiscal 2004. In addition, during 2004 we expanded our customer base and, in some instances, increased our share of outsourced maintenance from our existing customers. Finally, the addition of JT8D-200 overhaul capabilities within our engine center operations and the significant expansion of our line maintenance operations during 2004 resulted in increased revenues year-over-year.
Within our interior operations during 2004, our seat manufacturing and overhaul operation significantly benefited from the cross sales of our other service offerings and from an expanded customer base, including its first major U.S. carrier for its aircraft seats. These factors resulted in increased revenues during 2004 over 2003 of approximately $5,889, or 44.6%. Additionally, several significant interior modification programs for our engineering services business during 2004 resulted in a year-over-year revenue increase of $12,328, or 65.9%.
While significantly improved over 2003, our consolidated revenue and gross profit for 2004 continued to be unfavorably impacted by general economic conditions affecting the airline industry, including increased jet fuel prices, and by increased competition in the MRO markets in which we operate. For most of fiscal 2004, these unfavorable impacts caused increased price competition and continued downward pricing pressures from airline customers. These factors forced us during fiscal years 2004 and 2003 to reduce our pricing and take fixed priced work at lower rates, which adversely impacted revenues and gross margins. Additionally, instability in the Middle East, the war on terrorism, and the war in Iraq unfavorably impacted airline passenger levels during fiscal 2003 and 2004, which has equated to further delays of maintenance service by some of our customers. Finally, changes in customer maintenance schedules have impacted us in the past and are likely to impact us in the future.
Consolidated gross profit increased to $29,289 for the year ended December 31, 2004 compared with a gross profit of $16,183 for the year ended December 31, 2003. Consolidated gross profit as a percentage of revenue increased to 9.1% for fiscal 2004, compared to 6.7% for fiscal 2003. Gross profit levels are affected by volume in that some of the costs of operating our facilities are relatively fixed and therefore revenues above a certain level have a more than proportional impact on gross margins. Further, gross margins during any particular period are dependent upon the number and type of aircraft serviced, the contract terms under which services are performed and the efficiencies that can be obtained in the performance of such services. Significant changes in any one of these factors could have a material impact on the amount and percentage of gross profits in any particular period and from period to period. Additionally, gross profit could be impacted in the future by considerations as to the value of our inventory. During 2004, we continued to evaluate market and industry exposures in connection with the establishment of appropriate inventory valuation levels. Based on our valuation methodology, we recorded an additional inventory charge of $1,936 for the year ended December 31, 2004 and $265 for the year ended December 31, 2003. While we believe that we have appropriately valued our inventory at the lower of cost or market value, additional allowances may be required in the future, depending on the market for aircraft parts during any particular period and the fleet types of the parts in our inventory compared to the types of aircraft for which we are performing maintenance procedures.
Gross profit for our MRO operations increased to $19,426 for 2004 as compared to $7,115 for 2003. The increased gross profit for the 2004 fiscal year over the same period for 2003 was spurred by the receipt of long-term repetitive customer maintenance programs (referred to in the industry as “nose-to-tail lines”), where greater efficiencies can be achieved, and by higher revenues which allowed us to better leverage the fixed portion of our cost of sales. Since we did not have significant nose-to-tail lines during most of 2003, we were forced to take a higher proportion of single-visit customers which resulted in a deterioration of gross margins due to lower productivity. Fiscal 2004 results, however, were adversely impacted by ramp-up/learning curve issues relating to services for a major new customer. In addition to the lower productivity impact on gross margins during 2003, gross margins were adversely impacted due to increased training costs associated with new customer programs and aircraft types, as well as, ramp-up costs, particularly at our Goodyear facility. Partially offsetting the 2003 margin deterioration was a $463 benefit recognized when we settled disputes relating to one of our leased facilities.
Gross profit for our interiors operations increased to $9,863 for 2004 as compared to $9,068 for 2003. The increased gross profit for the 2004 fiscal year over the same period of 2003 resulted from increased revenues, particularly within our engineering business services. Also, partially offsetting the improved gross margin results for the 2004 fiscal year were inventory obsolescence charges that we recorded in fiscal 2004, as discussed above.
Consolidated operating expenses for the year ended December 31, 2004 were $22,468 compared to $14,593 for the year ended December 31, 2003. Operating expenses as a percentage of revenues were 6.9% and 6.0% for the 2004 and 2003 fiscal years, respectively.
Consolidated operating expenses were favorably impacted throughout 2003 as a result of eliminating several exposures and the recovery of a significant bad debt. During 2003, as a result of revised environmental estimates from our environmental consultants for our Lake City facility, we were able to reverse $400 of our environmental accrual. Also, during 2003, we resolved a long standing customer dispute and collected $925 of accounts receivable that was previously fully reserved. As well, during the twelve month period ended December 31, 2003, we terminated a lease agreement with a third party for an abandoned facility in Burnsville, Minnesota. As a result of this lease termination, we eliminated a $300 accrual previously established for our operating lease commitment. Additionally, we eliminated a $264 environmental accrual that had been established for property sold in a prior year, as it was determined in 2003 that we no longer had any environmental exposures for this property. Also, during 2003, we entered into an operating agreement with a third party vendor. As a result of this agreement and modifications made to an accounts receivable balance due from this vendor within the operating agreement, we eliminated the need for a reserve of $300 against this receivable balance. In addition, during 2003 we were able to extend a sublease agreement with a third party for a facility that we currently lease in Opa Locka, Florida. As a result of this sublease extension, we eliminated a $300 accrual previously established for the shortfall in the operating lease commitment and the amount of the original sublease income. Finally, as a result of a revised estimate of retrospective premiums for workers’ compensation insurance, we reduced our accrual for workers’ compensation by $400 during 2003. These reductions in exposures are reflected as an offset to operating expenses of $2,889 for the year ended December 31, 2003. Had all of these offsets to operating expenses not occurred, the 2003 fiscal year operating expenses as a percentage of revenues would have been 7.3%.

The combination of these offsets to operating expenses during 2003, coupled with increased expenses required to support increased revenues for the year ended December 31, 2004 compared to the year ended December 31, 2003, resulted in the significant increase in operating expenses reflected above.
As a result of these factors, income from operations was $6,821 for the year ended December 31, 2004, compared to income from operations of $1,590 for the year ended December 31, 2003.
Interest expense (excluding amortization of deferred financing fees) for the year ended December 31, 2004 increased by $2,179 or 44.4% to $7,085, from $4,906 for the year ended December 31, 2003. The increase over 2003 is primarily attributable to non-cash interest expense on our related party term loan (which was substantially funded in July 2003), the cash interest and non-cash interest expense on our restructured $14,412 related party term loan (established April 8, 2004), the additional cash interest and non-cash interest expense on the $8,000 Hilco Term Loan (established April 8, 2004) and by increased borrowing levels, year-over-year, under our revolving credit facility. For the year ended December 31, 2004, our non-cash PIK interest expense increased $1,110 as compared to the same period of 2003, while our cash interest expense in 2004 increased $1,069 over 2003.
Amortization of deferred financing costs was $1,317 in 2004 as compared to $2,867 for 2003. The decrease from 2003 is primarily attributable to deferred financing fees related to our July 2002 financing being fully amortized at the end of January 2004 (the original maturity date for our Amended Credit Facility and Bank of America Term Loan) with minimal additional financing fees incurred related to the extension of the Amended Credit Facility through July 2004 (see Note 4 to Notes of Consolidated Financial Statements for particulars of this short-term extension). Partially offsetting this reduction is amortization of deferred financing fees incurred in conjunction with our newly established CIT Group Credit Facility and Hilco Term Loan (both completed in April 2004) and deferred financing fees incurred in conjunction with the warrant that was extended to our majority stockholder in conjunction with obtaining a portion of our related party term loan. In addition, during the second quarter of 2004 we wrote-off $145 of deferred financing fees that related to the above-described short-term extension of our amended credit facility.
Other income – net was $914 and $893 for 2004 and 2003, respectively. Other income – net for 2004 included a gain on the settlement relating to our warrant repurchase obligation ($209, see Note 6 of the Notes to the Consolidated Financial Statements) and a gain relating to a job creation incentive program established with the State of Florida ($284). Other income – net for 2003 was primarily comprised of a gain on the settlement of outstanding issues related to the July 2002 sale of our Aerocell Structure operations ($570). See Note 2 of the Notes to the Consolidated Financial Statements.
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
For the reasons set forth above, our loss from continuing operations for the year ended December 31, 2004 was $667, or $0.84 per basic share and diluted share, compared to a loss of $4,304, or $5.44 per basic share and diluted share, for the year ended December 31, 2003.
Income from discontinued operations for the year ended December 31, 2004 was $1,580, or $1.99 per basic share and diluted share, compared to income of $4,043, or $5.11 per basic share and diluted share, for the year ended December 31, 2003. Income from discontinued operations for 2004 is comprised of a gain on the disposition of our office and warehouse facility located in Miramar, Florida ($825), net rental income and expenses associated with this office and warehouse facility received prior to its disposition ($75), and collections on receivables retained from the sale of our redistribution operations that had been fully reserved and the sale of residual inventory that remains after the sale of our redistribution operation and new parts bearings operation. Income from discontinued operations for 2003 includes net rental income and expenses associated with our Miramar facility ($336), collections on receivables retained from the sale of our redistribution operations that had been fully reserved and the sale of residual inventory that remains after the sale of our redistribution operation and new parts bearings operation. Additionally, income from discontinued operations for 2003 includes $2,770 resulting from the elimination and settlement of contingency exposures and obligations relating to our redistribution operations and new parts bearing operations, based on a current evaluation of those exposures.
For the reasons set forth above, our net income for the year ended December 31, 2004 was $913 ($1.15 per basic share and diluted share), compared to a net loss of $261 for the year ended December 31, 2003 ($0.33 per basic share and diluted share).

Liquidity and capital resources
Liquidity
Below is a table setting forth our contractual payment obligations and other commercial commitments as of December 31, 2005, which have been aggregated in order to facilitate an understanding of our liquidity:

Contractual		Less than		Payments due by period
Obligations	Total	One Year		1-3 years		4-5 years	After 5 years
Revolving Credit Facility	$8,320	$8,320		$—		$—	$—
Long-Term Debt	40,866	2,783	(a)	38,083	(a)	—	—
Capital Leases	3,973	786		365		431	2,391
Operating Leases (b)	21,567	4,736		7,422		3,284	6,125
Estimated Interest Obligation (c)	8,380	4,520		3,860		—	—

Total contractual cash obligations	$83,106	$21,145		$49,730		$3,715	$8,516

Other		Less than		Payments due by period
Commercial Commitments	Total	One Year		1-3 years		4-5 years	After 5 years
Letters of Credit (b)	12,934	12,934		—		—	—

Total Other Commercial Commitments	$12,934	$12,934		$—		$—	$—

(a)	Included within these amounts are $1,221 of our New Senior Notes due 2006 and $639 of our Junior Notes due 2007. If not redeemed or repurchased by us prior to the maturity dates of these obligations, these notes automatically convert to 71 shares and 39 shares, respectively, of our authorized but unissued common stock. See Note 3 to Notes to Consolidated Financial Statements for discussion regarding our tender offer and consent solicitation relating to both the New Senior Notes and Junior Notes.

(b)	Outstanding letters of credit primarily relate to security for our obligations to make payments on an operating lease requiring future aggregate principal payments of approximately $8,400. This amount is removed from the operating lease and total contractual cash obligations line because it is included within the letters of credit.

(c)	The estimated interest obligations were calculated using the actual balance of the revolving credit facility at December 31, 2005 and the expected outstanding balances on the short-term and long-term debt obligations, in accordance with payment obligations as detailed in the schedule above. For each debt obligation, we used the individual interest rate that was applicable as of December 31, 2005, which ranged from 7.25% to 12.30%.
We are also committed under employment agreements with all of our executive officers and several of our key employees.

We believe that we will meet our working capital requirements during 2006 from funds available under our revolving credit facility with the CIT Group and from our operations. We may also sell individual assets or our equity securities, or borrow additional funds, to the extent required and available. While we expect that required financing will be available to meet our working capital requirements, there can be no assurance of this fact.
Source and Use of Cash
Net cash used in our continuing operating activities during 2005 was $23,564, compared to net cash used in continuing operating activities during 2004 of $3,653. Cash losses from continuing operations in 2005 of $9,453 were primarily funded by funds received in our rights offering and by proceeds of the Monroe Capital Loans. Working capital increases in accounts payable and customer deposits of $3,696 and $12,192, respectively, were more than offset by increases in accounts receivables, inventories, and other assets of $1,489, $7,637, and $3,406, respectively, and decreases in accrued expenses of $3,375. The increase in accounts receivable and inventories provided additional borrowing base for our revolving credit facility. Also, cash used in continuing operations included the purchase of $13,927 of trading securities.
Cash used in investing activities during 2005 was $3,853, compared to cash provided by investing activities during 2004 of $22,168. The cash used in investing activities for 2005 included the purchase of $4,810 of fixed assets and the proceeds of $957 from the sale of available for sale securities. Cash provided by financing activities for the year ended December 31, 2005 was $28,892, compared to cash used in financing activities for the year ended December 31, 2004 of $19,234. Cash was provided by financing activities during 2005 as a result of our rights offering ($25,778, net of transaction expenses) and the establishment of the Monroe Capital Loans ($9,611). These financing activities were used to fund operations, to pay our CIT Group Revolving Credit Facility ($3,372), to pay our CIT Group Term Loan ($1,214), to pay bank and financing fees ($1,096), and to make payments on our capital leases ($947).
Offering and Consent Solicitations
In January 2005, we announced a tender offer and consent solicitation to the holders of our 8% Senior Subordinated Convertible paid-in-kind (“PIK”) Notes due December 31, 2006 (“New Senior Notes”) and to the holders of our 8% Junior Subordinated Convertible PIK Notes due January 2, 2007 (“Junior Notes”). Under the terms of the New Senior Notes and the Junior Notes (collectively, the “Notes”), the Notes will convert at their maturity into a fixed number of shares of our authorized but unissued common stock unless, prior to their maturity, the Notes are redeemed in accordance with their terms for cash and additional shares of common stock.
We offered holders of the New Senior Notes and the Junior Notes the right to receive a 15% premium payable in shares of our common stock if the holders agreed to an early conversion of their Notes into shares of the Company’s authorized but unissued common stock during a special conversion period. We also solicited consents from the holders of our New Senior Notes and Junior Notes. If the holders tendered their Notes, they were automatically consenting to proposed amendments to the indentures governing the New Senior Notes and the Junior Notes. The amendments sought to remove all material covenants contained in the indentures, including the covenant restricting the amount of senior debt that we may incur and the covenant requiring us to redeem the Notes upon a change of control. To become effective, the amendments required the consent of the holders of more than a majority of each class of Notes (excluding from this computation the New Senior Notes and Junior Notes held by our principal stockholder).
We completed the tender offer on March 8, 2005 and accepted tenders and related consents from the holders of 47.0% in aggregate principal amount of the New Senior Notes and tenders and related consents from holders of 75.2% in aggregate principal amount of the Junior Notes. At the closing of the tender offer on March 15, 2005, we issued an aggregate of 5,623 shares of its authorized but unissued common stock to the holders of the New Senior Notes who tendered in the offering, to the holders of the Junior Notes who tendered in the offering, and to LJH in connection with its partial exercise of the LJH Warrant (see Note 5 of the Notes to Consolidated Financial Statements).
In accordance with the terms of the tender offer, all Notes that were properly tendered were accepted for early conversion. We received consents representing a majority in aggregate principal amounts of the outstanding Junior Notes, and accordingly, the proposed amendments to the indenture governing the Junior Notes became effective. Since we did not receive consents representing a majority in aggregate principal amount of the outstanding New Senior Notes in this consent solicitation, the indenture governing the New Senior Notes was not amended (see below).

In August 2005, we announced an offering to the holders of our remaining New Senior Notes and Junior Notes, and solicited consents from the holders of the remaining New Senior Notes to proposed amendments governing the New Senior Note indenture. If the holders of the New Senior Notes tendered their notes, they were automatically consenting to the proposed amendments to the indenture, which included the removal of all material covenants contained in the indentures, including the covenant restricting the amount of senior debt that we may incur and the covenant requiring us to redeem the New Senior Notes upon a change of control. No such consent was sought from the holders of the outstanding Junior Notes since the covenant protections related to the Junior Notes were previously eliminated as a result of our January 2005 tender offer (see above). This offering and consent solicitation, which was amended in September 2005, offered the remaining holders of our New Senior Notes and Junior Notes the right to receive a 15% premium for agreeing to an early conversion of their Notes into shares of our authorized but unissued common stock.
We received tenders and related consents from holders of 98% in aggregate principal amount of our outstanding New Senior Notes and tenders from the holders of 33% in aggregate principal amount of our outstanding Junior Notes. At the closing of the tender offer on October 12, 2005, we issued an aggregate of 5,577 shares of our authorized but unissued common stock to the holders of the New Senior Notes who tendered in the offer, to the holders of the Junior Notes who tendered in the offer, and to LJH in connection with the partial exercise of the LJH Warrant. In accordance with the terms of the offer, all Notes that were properly tendered were accepted for early conversion. We received consents representing a majority in aggregate principal amount of the outstanding New Senior Notes in the consent solicitation, and accordingly, the proposed amendments to the indenture governing the New Senior Notes became effective.
After consummation of the January 2005 and August 2005 offers and consent solicitations, approximately $1,221 of the New Senior Notes and $639 of the Junior Notes remain outstanding. Upon maturity of such notes in 2006 and 2007, respectively, the New Senior Notes will automatically convert into 71 shares of our authorized but unissued common stock and the Junior Notes will automatically convert into 39 shares of our authorized but unissued common stock. At such time, LJH will be able to fully exercise the balance of the LJH Warrant and receive 47 shares of our common stock.
Finally, as related to the August tender offer and consent solicitation, in September 2005, we entered into a letter agreement with Owl Creek, who beneficially owned approximately $24,900 in aggregate principal amount of the New Senior Notes. In the letter agreement, Owl Creek agreed to tender the New Senior Notes that it owned in the August 2005 tender offer and to participate in the rights offering to the full extent of its basic subscription privilege (see Note 10 of Notes to Consolidated Financial Statements). At the closing of the August 2005 tender offer, we issued 1,489 shares of our authorized but unissued common stock to Owl Creek, which gave them the right to purchase 2,233 shares of our common stock in the rights offering. Owl Creek also agreed in the letter agreement to lock up the shares that it received in the August 2005 tender offer for 180 days.
Senior Credit Facilities
Effective April 10, 2006, we closed on a financing arrangement in which LJH acquired the $17,814 Monroe Capital Loans, with affiliates of Owl Creek acquiring an approximate 20% participation in those loans. Additionally, effective April 20, 2006, these stockholders extended to us a new $6,000 senior secured term loan (collectively with the Monroe Capital Loans, the “LJH Term Loans”). The LJH Term Loans all mature on December 31, 2007, bear interest at LIBOR plus 1.75% per annum and are secured by a lien on substantially all of our assets. In addition, an event of default under the Amended CIT Revolving Line of Credit (described below) will also result in a default under the LJH Term Loans. As a part of these refinancing activities, our stockholders waived and amended certain financial covenant defaults as of December 31, 2005 (which defaults related to the Monroe Capital Loans) and thereby cured all non-compliance as of year-end.
In conjunction with the closing of the LJH Term Loans (described above), we paid in full the CIT Term Loan and amended the CIT Group Revolving Line of Credit (the “Amended CIT Group Revolving Line of Credit”). The Amended CIT Group Revolving Line of Credit is now a $30,000 senior secured revolving line of credit, is due December 31, 2007, and bears interest, at our option, at (a) Prime, or (b) LIBOR plus 2.50%. Also, the Amended CIT Group Revolving Line of Credit contains certain financial covenants regarding our financial performance and certain other covenants, including limitations on the incurrence of additional debt and restrictions on the payment of dividends, and provides for the termination of the Amended CIT Group Revolving Line of Credit and repayment of all debt in the event of a change in control, as defined. In addition, an event of default under the LJH Term Loans (described above) will also result in a default under the Amended CIT Group Revolving Line of Credit. Borrowings under the Amended CIT Group Revolving Line of Credit are secured by a lien on substantially all of our assets. Borrowings under the Amended CIT Group Revolving Line of Credit are based on a borrowing base formula that takes into account the level of our receivables and inventory. Further, the amounts that we can borrow under the Amended CIT Group Revolving Line of Credit are affected by various availability reserves that can be established by the lenders under the financing agreement. Finally, the agreement relating to the Amended CIT Group Revolving Line of Credit requires that at the time of each additional borrowing, we must make various representations and warranties to our lenders regarding our business (including several reaffirming that there have been no changes in the status of specific aspects of our business that could reasonably be expected to have a material adverse effect upon the business operation, assets, financial condition or collateral of us and our subsidiaries taken as a whole), and be in compliance with various affirmative and negative covenants, all as more particularly set forth in the agreement. As a part of the Amended CIT Group Revolving Line of Credit, our senior lender waived and amended certain financial covenant defaults as of December 31, 2005 and thereby cured all non-compliance as of year-end. As of April 20, 2006, after completion of all of the financing activities described above, the outstanding aggregate amount borrowed under the Amended CIT Group Revolving Line of Credit was $0, the CIT Group Term Loan was $0, the amount of outstanding letters of credit under the Amended CIT Group Revolving Line of Credit was $11,434, and $9,957 was available for additional borrowing under the Amended CIT Group Revolving Line of Credit.
On April 12, 2005, we closed on a financing arrangement with Monroe Capital Advisors LLC in which we obtained a $7,000 senior secured term loan and a $3,000 delayed draw term loan designated for capital expenditures. Additionally, Monroe Capital acquired the $8,000 senior secured term loan previously made to us in April 2004 by Hilco Capital LP. The original $8,000 term loan due to Hilco Capital (and acquired by Monroe Capital as part of this financing) and the new $7,000 term loan (collectively the “Term Loans”) were set to mature on December 31, 2007. The Term Loans bore cash interest at the annual rate of LIBOR (which for purposes of the Term Loans shall never be lower than 2.25%) plus 6.00% and PIK interest at the rate of 2.00% per annum. Borrowings for capital expenditures made under the $3,000 delayed draw term loan (the “Monroe Capital Line of Credit” and together with the Term Loans the “Monroe Capital Loans”) were payable in monthly installments (as set forth in the financing agreement), with the balance due on December 31, 2007. The Monroe Capital Line of Credit bore cash interest at the per annum rate of LIBOR (which for purposes of the Monroe Capital Line of Credit shall never be lower than 2.25% nor greater than 5.00%) plus 6.00% and PIK interest at the rate of 1.00% per annum. Borrowings under the Monroe Capital Loans were secured by: (i) a first lien on the assets that we acquire or refinance with the Monroe Capital Line of Credit, and (ii) a second lien on substantially all of our other assets.
The financing agreements related to the Monroe Capital Loans contained certain financial covenants regarding our financial performance and certain other covenants, including limitations on the incurrence of additional debt, and provided for the termination of the Monroe Capital Loans and the repayment of all debt in the event of a change in control, as defined. In addition, an event of default under our CIT Group Credit Facility (described below) would also result in a default under the Monroe Capital Loans. At certain times during 2005, we were not in compliance with certain covenants contained in the Monroe Capital Loans. On April 20, 2006, however, LJH (which acquired the Monroe Capital Loans on April 10, 2006), waived all defaults and events of default. See above and Note 15 of Notes to Consolidated Financial Statements for further details.
In April 2004, we closed on a refinancing of all of our senior debt as contemplated by a financing agreement between us and the CIT Group. Under this financing agreement, we obtained the CIT Group Revolving Line of Credit, which was originally a $35,000 senior secured revolving line of credit, and the CIT Group Term Loan, which was originally a $6,400 senior secured term loan. We used the proceeds from the CIT Group Credit Facility to repay in full amounts outstanding under a previously outstanding senior credit facility, to repay a warrant repurchase obligation due to a previous lender (as described in Note 6-Other Matters of Notes to Consolidated Financial Statements) and for working capital.
The original CIT Group Revolving Line of Credit was due December 31, 2007 and bore interest, at our option, at (a) Prime plus an advance rate ranging from 0.00% to 0.75%, or (b) LIBOR plus an advance rate ranging from 2.50% to 4.00%, with the advance rates contingent on our leverage ratio. The CIT Group Term Loan was due in quarterly installments of $291, which commenced on October 1, 2004, with the final quarterly installment set to be paid on December 31, 2007. The CIT Group Term Loan bore interest at the prevailing rate of the CIT Group Revolving Line of Credit plus one percent.

Related Party Term Loan
In April 2004, we entered into an agreement with our principal stockholder pursuant to which we combined all of our previously outstanding debt (principal plus accrued and unpaid interest) due to our principal stockholder into a related party term loan due on January 31, 2008 (the “LJH Original Term Loan”). The LJH Original Term Loan combined a $1,300 loan relating to the Brice acquisition, a $6,050 related party term loan made in May 2003, a $900 obligation related to the AMS inventory purchase, a $5,000 loan which replaced our previous term loan with Bank of America and PIK interest previously paid on these obligations. See our 2004 Form 10-K for particulars regarding these previously outstanding debt obligations. The LJH Original Term Loan bore interest at 18% per annum, 6% of which was payable in cash (or at our option, payable-in-kind) and the balance of which was payable-in-kind (“PIK”). Additionally, the PIK interest balance compounded into principal debt semi-annually in January and August. During 2005, we elected the full payable-in-kind election. The LJH Original Term Loan was pari-passu with the New Senior Notes, but was secured by a lien on substantially all of our assets. The LJH Original Term Loan also contained cross acceleration provisions if our obligations to the CIT Group and Monroe Capital were accelerated.
In October 2005, our registration statement on Form S-1 with respect to a rights offering became effective. As a part of the rights offering, we allowed our principal stockholder to use the balance due under the LJH Original Term Loan as consideration (on a dollor-for-dollar basis) for the purchase of a portion of the shares that it was permitted to purchase in the rights offering. On November 22, 2005, we closed on a subscription from our principal stockholder to purchase 3,960 shares of our common stock in the rights offering for an aggregate purchase price of $19,007 (the balance due under the LJH Original Term Loan). See Notes 4 and 10 of Notes to Consolidated Financial Statements for further details of the LJH Term Original Loan and the rights offering.
Senior Subordinated Notes
New Senior Notes
In February 2002, in connection with a capital and debt restructuring, we issued $100,000 face value, in aggregate, principal amount of 8.0% senior subordinated convertible paid-in-kind (“PIK”) notes (“New Senior Notes”), which mature on December 31, 2006. On March 8, 2005, in conjunction with our January 2005 offering and consent solicitation (see above and Note 3 of Notes to Consolidated Financial Statements), we received tenders and related consents from holders of 47.0% in aggregate principal amount of the New Senior Notes. Additionally, on October 12, 2005, in conjunction with our August 2005 offering and consent solicitation (see above and Note 3 of Notes to Consolidated Financial Statements), we received tenders and related consents from holders of 98% in aggregate principal amount of the then remaining New Senior Notes. After consummation of the tender offers and as of December 31, 2005, $1,221 of New Senior Notes remained outstanding.
The remaining New Senior Notes bear interest from the date of issuance and are payable at our option either in cash or paid-in-kind through the issuance of additional New Senior Notes semiannually on June 30 and December 31 of each year. The New Senior Notes are redeemable for cash at our option during 2006 at 77.5% of par value, plus accrued interest through the date of redemption. The New Senior Notes also provide that the holders will receive a fixed number of shares of common stock if the New Senior Notes are redeemed in 2006.
If the remaining New Senior Notes have not already been redeemed or repurchased, the New Senior Notes, including those New Senior Notes previously issued as paid-in-kind interest and all accrued but unpaid interest, will automatically convert on December 31, 2006 into 71 shares of common stock. Holders of New Senior Notes will not receive any cash payment representing principal or accrued and unpaid interest upon conversion; instead, holders will receive a fixed number of shares of common stock and a cash payment to account for any fractional shares.

The New Senior Notes are general unsecured obligations, subordinated in right of payment to all current and future senior debt. The New Senior Notes are fully and unconditionally guaranteed, on a senior subordinated basis, by substantially all of our existing subsidiaries and each subsidiary that we organize in the future, unless such subsidiary is designated as an unrestricted subsidiary (the “Subsidiary Guarantors”). Subsidiary guarantees are joint and several, full and unconditional, general unsecured obligations of the Subsidiary Guarantors. Additionally, there are no significant restrictions that would preclude the parent company from obtaining funds, either through loan or dividend, from each Subsidiary Guarantor. Subsidiary guarantees are subordinated in right of payment to all existing and future senior debt of Subsidiary Guarantors, including the Amended CIT Group Revolving Line of Credit and the LJH Term Loans, and are also effectively subordinated to all secured obligations of Subsidiary Guarantors to the extent of the assets securing such obligations, including the Amended CIT Group Revolving Line of Credit and the LJH Term Loans.
Old Senior Notes
In 1998, we sold $165,000 of our 8 1/8% senior subordinated notes due 2008 (“Old Senior Notes”) at a price of 99.395% of their face value. As a result of the Note Exchange (see our 2004 Form 10-K for particulars of our Note Exchange), $16,247 in aggregate principal amount of the Old Senior Notes remain outstanding. Interest on the Old Senior Notes is payable on February 15 and August 15 of each year. The Old Senior Notes are general unsecured obligations, subordinated in right of payment to all existing and future senior debt, including indebtedness outstanding under the Amended CIT Group Revolving Line of Credit and the LJH Term Loans, and under senior credit facilities which may replace these facilities in the future, and the New Senior Notes. In addition, the Old Senior Notes are effectively subordinated to all secured obligations to the extent of the assets securing such obligations, including the Amended CIT Group Revolving Line of Credit and the LJH Term Loans. As a result of the note exchange that we completed in 2002, substantially all of the covenant protection contained in the indenture relating to the Old Senior Notes was extinguished.
The Old Senior Notes are fully and unconditionally guaranteed, on a senior subordinated basis, by substantially all of our existing subsidiaries and each subsidiary that we organize in the future, unless such subsidiary is designated as an unrestricted subsidiary (the “Subsidiary Guarantors”). Subsidiary guarantees are joint and several, full and unconditional, general unsecured obligations of the Subsidiary Guarantors. Additionally, there are no significant restrictions that would preclude the parent company from obtaining funds, either through loan or dividend, from each Subsidiary Guarantor. Subsidiary guarantees are subordinated in right of payment to all existing and future senior debt of Subsidiary Guarantors, including the Amended CIT Group Revolving Line of Credit, the LJH Term Loans and the New Senior Notes, and are also effectively subordinated to all secured obligations of Subsidiary Guarantors to the extent of the assets securing such obligations, including the Amended CIT Group Revolving Line of Credit, the LJH Term Loans and the New Senior Notes.
Junior Subordinated Notes
We have issued $4,000 face value, in aggregate, junior subordinated convertible PIK notes (“Junior Notes”) due 2007. On March 8, 2005, in conjunction with our January 2005 offering and consent solicitation (see above and Note 3 of Notes to Consolidated Financial Statements), we received tenders and related consents from holders of 75.2% in aggregate principal amount of the Junior Notes. Additionally, on October 12, 2005, in conjunction with our August 2005 tender offer (see above and Note 3 of Notes to Consolidated Financial Statements), we received tenders from holder of 33% in aggregate principal amount of the then remaining Junior Notes.
The remaining Junior Notes of $639 as of December 31, 2005, bear interest at 8% and mature on January 2, 2007. Interest on the Junior Notes is payable, at our option, either in cash or paid-in-kind through the issuance of additional notes semiannually on June 30 and December 31 of each year. The remaining Junior Notes are redeemable for cash at our option during 2006 at 77.5% of par value, plus accrued interest through the date of redemption. The Junior Notes also provide that the holders will receive a fixed number of shares of common stock if the Junior Notes are redeemed in 2006. The Junior Notes are general unsecured obligations and are subordinated in right of payment to all current and future senior debt, including the Amended CIT Group Revolving Line of Credit, the LJH Term Loans, the New Senior Notes and the Old Senior Notes.
If the remaining Junior Notes have not already been redeemed or repurchased, the Junior Notes, including those Junior Notes previously issued as paid-in-kind interest and all accrued but unpaid interest, will automatically convert on January 2, 2007 into 39 shares of common stock. Holders of Junior Notes will not receive any cash payment representing principal or accrued and unpaid interest upon conversion; instead, holders will receive a fixed number of shares of common stock and a cash payment to account for any fractional shares.

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
Revenue Recognition
Revenues from aircraft maintenance services and the overhaul and repair of engine services are recognized and unbilled receivables are recorded based upon the percentage of completion method. Unbilled receivables are billed on the basis of contract terms (which are generally on completion of an aircraft or engine) and deliveries. We recognize revenue within its interior refurbishment and seat manufacturing operations and within our engineering services upon shipment. We regularly review our progress on percentage-of-completion contracts and review the estimated costs of fulfilling contract obligations. If we do not accurately estimate the scope of the work to be performed or do not manage these contracts properly within the planned periods of time or satisfy our obligations under the contracts, then future revenue and margins may be significantly and negatively affected, or losses on existing contracts may need to be recognized. Any resulting reductions in revenues, margins or contract losses could be material to our results of operations.
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
Accounts Receivable – Allowance for Doubtful Accounts
Substantially all of our accounts receivable are due primarily from airlines, aircraft leasing companies and air cargo carriers. During 2005 and 2004, there has been significant change in the aviation industry, including the filing for bankruptcy protection under Chapter 11 of the United States Bankruptcy Court by certain carriers. This in turn has affected service providers within the aviation industry and has resulted in us experiencing higher credit losses. We continuously perform credit evaluations of our customers, considering numerous inputs including the customers’ financial position, past payment history, cash flows, historical loss experience and economic conditions. While management believes that adequate allowances for doubtful accounts have been provided in the consolidated financial statements, it is possible that we could experience additional unexpected credit losses.

Goodwill Valuation
SFAS No. 142 requires that goodwill no longer be amortized, but that goodwill be tested for impairment by comparing the reporting unit’s carrying value to its fair value as of an annual assessment date. In accordance with SFAS No. 142, we have elected July 31st as our annual impairment assessment date. We completed our annual impairment assessment as of each July 31, and concluded that no impairment charge was required. Any impairment charges in the future, based on the evaluation requirements under SFAS No. 142, could be material to the Company’s results of operations.
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
Income Taxes and Valuation Allowances
We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under SFAS 109, deferred tax assets or liabilities are computed based upon the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability from period to period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance would be included in the provision for deferred income taxes in the period of change.
Recently Issued Accounting Standards
In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment”, which is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation”. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (Revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This Statement is effective for us as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 and will we adopt this statement during the first quarter of 2006 (ending March 31, 2006). We have completed our assessment of this Statement and have concluded that there will be no material impact on our consolidated financial statements.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which clarifies the types of costs that should be expensed rather than capitalized as inventory. This Statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and we have adopted this Statement as of January 1, 2006. We have completed our assessment of this Statement and have concluded that there will be no material impact on our consolidated financial statements.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management believes that the adoption of SFAS No. 154 will not have a material effect on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.
We are exposed to market risk for changes in interest rates. We have no exposure to foreign currency exchange rates or to commodity price risk. We do not hold or issue any financial instruments for trading or other speculative purposes.
Our obligations under our Amended CIT Group Revolving Line of Credit and our LJH Term Loans bear interest at floating rates and therefore, we are impacted by changes in prevailing interest rates. However, our New Senior Notes, Old Senior Notes, and Junior Notes all bear fixed interest rates and therefore we are not subject to the risk of interest rate fluctuations. A 10% change in market interest rates that affect our financial instruments would have impacted earnings during 2005 by approximately $315 before taxes and would change the fair value of our financial instruments by approximately $5,532.
The table below provides information about our market sensitive financial instruments and constitutes a “forward-looking statement.” Our major market risk exposure is changing interest rates in the United States and fluctuations in the London Interbank Offered Rate. Our policy is to manage interest rates through use of a combination of fixed and floating rate debt. The table below assumes the December 31, 2005 interest rates remain constant.

								Fair Value
								December 31,
	2006	2007	2008	2009	2010	Thereafter	Total	2005

Long term debt:

Fixed rate debt	$1,221	$639	$16,247				$18,107	$23,639

Average interest rate	8.00%	8.00%	8.125%

Variable rate debt	$9,882	$21,197					$31,079	$31,079

Average interest rates	7.48%	11.38%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The financial information required by Item 8 is included elsewhere in this report (see Part IV, Item 15).
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
On June 2, 2005, we engaged Grant Thornton LLP to serve as our independent registered public accounting firm for the 2005 fiscal year. Simultaneously, we dismissed KPMG LLP as our independent registered public accounting firm.
For all periods included within this filing on Form 10-K, there were no disagreements with our accountants on accounting principles or practices, financial statement disclosure or auditing scope or procedures which, if not resolved to our accountant’s satisfaction, would have caused them to make reference to such matters in their audit report on our consolidated financial statements.

ITEM 9A.	CONTROLS AND PROCEDURES
(a)	Our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, these officers have concluded that as of December 31, 2005 our disclosure controls and procedures were effective in timely alerting them to material information relating to our company (including our consolidated subsidiaries) required to be included in our reports filed or submitted by us under the Exchange Act.

As of December 31, 2005, we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.

(b)	There have been no changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this Annual Report on Form 10-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
Board of Directors
Our certificate of incorporation and bylaws presently provide for a board of directors in a single class, with all directors elected annually. At the date of this report, the current members of the board and the expiration of their terms as directors are as follows:

Name	Age	Position	Term Expires
Roy T. Rimmer, Jr.	64	Chairman of the Board and Chief Executive Officer	2006
John R. Cawthron	62	Director	2006
Steven L. Gerard	60	Director	2006
Jack J. Hersch	47	Director	2006
Philip B. Schwartz	52	Director and Corporate Secretary	2006
Leonard Singer	58	Director	2006
Clyde Kizer	65	Director	2006
Business Experience
Roy T. Rimmer, Jr. has been our Chairman and Chief Executive Officer since June 2001 and has been a director since January 2000. Prior to becoming our Chairman and Chief Executive Officer, for more than the last five years Mr. Rimmer was a private investor and the operator of a private company in the business of transporting crude oil and natural gas. See “Recent Developments” below.
John R. Cawthron is a certified public accountant and the President of Cawthron, Wommack & Coker, P.C., a full service public accounting and consulting firm based in Waco, Texas. Mr. Cawthron also serves as managing partner and a director for several Texas-based business ventures ranging from service entities to commercial land development. Mr. Cawthron was appointed to our board on February 6, 2006 at the request of LJH. See “Recent Developments” below.
Steven L. Gerard has been the Chairman and Chief Executive Officer of CBIZ, Inc., a diversified services company providing professional outsourced business services, since October 2002. Prior thereto, from October 2000, Mr. Gerard was CEO and a director of CBIZ. Before joining CBIZ, from 1997 to October 2000 Mr. Gerard was the Chairman and Chief Executive Officer of Great Point Capital, Inc., a provider of operational and advisory services, and from 1991 to 1997 Mr. Gerard was Chairman and Chief Executive Officer of Triangle Wire and Cable, Inc. and its successor, Ocean View Capital, Inc., a manufacturer of insulated wire and cable. Mr. Gerard’s prior experience includes 16 years in various senior corporate finance and banking positions with Citibank, N.A. and seven years with the American Stock Exchange. Mr. Gerard has been a director since September 2000 and also serves on the boards of directors of Fairchild Corporation, Lennar Corporation and Joy Global, Inc.
Jack J. Hersch is currently associated with Canyon Capital Advisors, a hedge fund. He has been associated with Canyon since July 2003. Prior to that, he was a partner at Cypress Management, LP, a hedge fund. Prior to joining Cypress, from 1996 to 2000 Mr. Hersch was a partner of Scoggin Capital Management, LP, and from 1994 to 1996 Mr. Hersch was a Senior Vice President of Donaldson, Lufkin & Jenrette. Over the last few years, Mr. Hersch has been actively involved in investing in the securities of several aviation and aviation services businesses, including TIMCO Aviation Services. Mr. Hersch joined our board on February 28, 2002.
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
Leonard Singer established Choir Capital Ltd. in April 1996. Choir Capial has a focus of arranging and advising client’s on corporate and asset-based financing transactions. Prior to establishing Choir Capital Ltd., Mr. Singer spent over 20 years consulting on corporate and asset based finance transactions including extensive overseas and cross border transactions, primarily as a Managing Director of Citigroup. From 1993-1996, Mr. Singer was head of the Global Aviation Division for Citigroup. Prior to managing Citigroup’s aviation business, from 1986 to 1993, Mr. Singer worked for Citigroup’s corporate customer base activities in Japan and its Corporate Finance and some of its Capital Markets operation in Tokyo. Prior to his Tokyo assignment, Mr. Singer was a Region Head for Citigroup’s Highly Leveraged Transactions corporate merger and acquisition business from 1979 to 1985.
See “Recent Developments” below.
Compensation of Directors
Each director who is not our employee receives an annual retainer fee at the rate of $25 per year for serving in such capacity, and meeting fees of $2 for each regular meeting and $1 for each special meeting of the board and committees. Directors also receive quarterly option grants to purchase 0.2 shares of common stock.
Executive Officers
The following list reflects our executive officers, as of the date of this Form 10-K, the capacity in which they serve us, and when they assumed office:

Name	Age	Position	Executive Officer Since
Roy T. Rimmer, Jr.	64	Chairman and Chief Executive Officer	June 2001
Ron Utecht	62	President and Chief Operating Officer	December 2005
James H. Tate	58	Executive Vice President, Chief Administrative Officer and Chief Financial Officer	October 2005
Rick Salanitri	43	Senior Vice President of Engineering and Interiors	April 2004
Kevin Carter	33	Senior Vice President, Finance	November 2004
Fritz Baumgartner	44	Vice President, Controller and Chief Accounting Officer	November 2004
Business Experience
The business experience of Roy T. Rimmer, Jr. is included above under “Business Experience” of the Board of Directors.
Ron Utecht joined us in December 2005 as our President and Chief Operating Officer. Since August 2003, Mr. Utecht has served as a consultant to us in our MRO operations. Prior to this, Mr. Utecht was employed by United Airlines for 39 years. At United, Mr. Utecht held various management positions, including Senior Vice President of Maintenance and Engineering, in which he was responsible for all of United’s maintenance and engineering operations with oversight of more than 16,000 employees. Mr. Utecht also serves as an officer and director of Human Performance Services Company.
James H. Tate joined us in October 2005 and serves as our Executive Vice President, Chief Administrative Officer and Chief Financial Officer. Prior to joining us, Mr. Tate was a Financial Project Leader for Thermadyne Holdings Corporation, a global manufacturer of cutting and welding products headquartered in St. Louis, Missouri. Prior thereto, between 1993 and December 2004, Mr. Tate was the Chief Financial Officer of Thermadyne. Thermadyne voluntarily filed for reorganization under Chapter 11 in 2001 and emerged from bankruptcy in 2003. Prior to joining Thermadyne in 1993, Mr. Tate was with Ernst & Young for 18 years, most recently as an audit partner in their Dallas Office. Mr. Tate also serves on the board of directors of Joy Global, Inc. Mr. Tate was on our board of directors from November 2004 until October 1, 2005 when he joined us as an executive officer.
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

Kevin Carter joined us in March 2002 is our Senior Vice President of Finance. Prior to joining us, Mr. Carter was an associate with Geneva Merchant Banking Partners, a North Carolina based investment banking firm. Prior to joining Geneva, Mr. Carter was the Assistant Treasurer and Senior Manager of Financial Planning and Analysis for Kayser-Roth Hoisery, a North Carolina based textile manufacturer.
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
Recent Developments
In conjunction with the restructuring of our senior debt that closed on April 20, 2006, and in order to augment our management team, our board of directors has elected John R. Cawthron as our Vice Chairman of the Board and Chief Executive Officer, with such appointment to become effective immediately after the filing of this Form 10-K. Roy T. Rimmer, Jr. remains our Chairman of the Board and Chief Marketing Officer.
Mr. Cawthron will receive a base salary of $400,000 per annum for serving as our Chief Executive Officer.
Family Relationships
There are no family relationships between or among any of the directors and/or executive officers.
Section 16(A) Beneficial Ownership Reporting Compliance
Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, as amended, during our fiscal year ended December 31, 2005, and any Form 5 and amendments thereto furnished to us with respect to our most recent fiscal year, and any written representations referred to in subparagraph (b) (2) (i) of Item 405 of Regulation S-K, to our knowledge, no person who at any time during the fiscal year ended December 31, 2005 was our director, officer or, to our knowledge, a beneficial owner of more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act failed to file, as disclosed in Forms 3, 4 and 5, reports required by Section 16 (a) of the Exchange Act during the fiscal year ended December 31, 2005. However, several of such reports were filed late.

ITEM 11. EXECUTIVE COMPENSATION.
The following Summary Compensation Table sets forth information about the compensation paid or accrued during 2005, 2004 and 2003 to our Chief Executive Officer and to each of our four other most highly compensated executive officers whose 2005 aggregate direct compensation exceeded $100:

					Annual Compensation	Long Term Compensation
						Awards		Payouts
Name and	Fiscal Year				Other Annual	Restricted Stock	Securities Underlying	LTIP
Principal Position	Ending	Salary	Bonus		Compensation	Awards	Options/SARs	Payouts	Other
Roy T. Rimmer, Jr. (1)	2005	521	—		—	—	—	—	—
Chairman and CEO	2004	428	238	(2)	—	—	—	—	—
	2003	490	106	(2)	—	—	—	—	—

Gil West (3)	2005	375	—		—	—	—	—	—
Former President	2004	327	275		—	—	—	—	—
and COO	2003	304	75		—	—	—	—	—

Jack M. Arehart (4)	2005	338	—		—	—	—	—	—
Former Sr. VP of	2004	304	213		—	—	—	—	—
Bus. Development	2003	300	75		—	—	—	—	—

Don Mitacek (5)	2005	225	—		—	—	—	—	—
Former Sr. VP of	2004	224	98		—	—	—	—	—
Operations	2003	205	52		—	—	—	—	—

Rick Salanitri (6)	2005	234	—		—	—	—	—	—
Sr. VP of Engineering	2004	205	86		—	—	—	—	—
and Interiors	2003	150	30		—	—	—	—	—

(1)	Mr. Rimmer became our Chairman and Chief Executive Officer in June 2001. Mr. Rimmer has an employment agreement with us that expires in December 2007. See “Employment Agreements” below.

(2)	Bonus was paid to Mr. Rimmer in April 2004 for 2003 services and in April 2005 for 2004 services.

(3)	Mr. West joined us in August 2001. We terminated Mr. West’s employment with us in December 2005. Mr. West was paid a bonus in April 2004 for 2003 services and in April 2005 for 2004 services. Also includes a retention bonus paid in conjunction with Mr. West agreeing to an extension on his employment agreement in June 2004.

(4)	Mr. Arehart joined us in February 2002. We terminated Mr. Arehart’s employment with us in December 2005. Mr. Arehart received a bonus in April 2004 for 2003 services and in April 2005 for 2004 services, and Mr. Arehart received a retention bonus in conjunction with his agreement to extend his employment agreement in November 2004.

(5)	Mr. Mitacek joined us in 2001. We terminated Mr. Mitacek’s employment with us in December 2005. Mr. Mitacek received a bonus in April 2004 and in April 2005 for 2003 and 2004 services, respectively.

(6)	Mr. Salanitri joined us in 1994 and became an executive officer in 2004. Mr. Salanitri has an employment agreement with us that expires in March 2007. See “Employment Agreements” below. Mr. Salanitri was paid a retention bonus in conjunction with his employment agreement. Additionally, Mr. Salanitri was paid a bonus in April 2004 and in April 2005 for 2003 and 2004 services, respectively.
Option Grants During Last Fiscal Year
No options were granted during the fiscal year ended December 31, 2005 to the persons named on the Summary Compensation Table.

Aggregate Option Exercises During Fiscal 2005 and Fiscal Year End Option Values
The following table sets forth information concerning the exercise of stock options to purchase common stock during the 2005 fiscal year and the value of unexercised stock options to purchase common stock at the end of the 2005 fiscal year for the current employees named in the Summary Compensation Table.

			Number of Shares		Value of Unexercised
	Number of	Value	Underlying Unexercised		In-The-Money Options
	Shares	Realized	Options at Year-End		At Fiscal Year-End ($)
Name	Acquired on Exercise	($)	Vested/Unvested		Exercisable/Unexercisable*
Roy T. Rimmer, Jr.	—	—	20/	0	0 / 0
Gil West	—	—	15/	0	0 / 0
Jack M. Arehart	—	—	13/	0	0 / 0
Don Mitacek	—	—	8/	0	0 / 0
Rick Salanitri	—	—	3/	0	0 / 0

*	Computed based upon the difference between the closing price of common stock at December 31, 2005 and the exercise price. All options were out-of-the-money on December 31, 2005, and no value has been assigned to options that are out-of-the-money.
Employment Agreements
We have employment agreements with all of our executive officers and with several of our other senior executives. Each provides for the payment of a base salary (Rimmer — $475; Utecht — $350; Tate -$340; Salanitri — $225; Carter — $200) plus bonus compensation (a percentage of their base compensation) based on performance. Each employment agreement also contains a “change of control” severance arrangement if the employee is not retained in our employment after a change of control.
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
Pursuant to the 2003 stock incentive plan, as amended in October 2005, an aggregate amount of 2,500 shares of our common stock are reserved for issuance under the plan. Grants of stock options, stock appreciation rights, performance shares, performance units, restricted stock and restricted stock units, or any combination of the foregoing, may be made under the 2003 plan. The maximum number of securities that can be allocated to any one person in any fiscal year is 250.
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
As of December 31, 2005, options to purchase 39 shares had been granted under the 2003 stock incentive plan (32 of which are currently vested). Additionally, the options to purchase 20 shares granted to our Chief Executive Officer in March 2002, pursuant to his employment agreement and previously issued outside of any plan, are deemed subject to the terms of the 2003 stock incentive plan and are included within the amounts above. Further, options to purchase 17 shares remain outstanding under previous option plans and agreements.
Compensation Committee Interlocks and Insider Participation
During fiscal 2005, no members of our compensation committee is or was a current or former employee. Except as set forth in Item 13. “Certain Relationships and Related Transactions”, during the last fiscal year there were no material transactions between the Company and any of the members of the Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
At the date of this Form 10-K, we had 21,441 shares of our common stock outstanding. The following table sets forth certain information regarding the shares of common stock owned of record or beneficially by (i) each person who owns beneficially more then 5% of our outstanding common stock; (ii) each of our directors and current executive officers; and (iii) all directors and executive officers as a group.

	Shares Beneficially Owned (1)
Name	Number (in 000’s)	Percentage
LJH, Ltd. (2)	15,435	71.8%
John R. Cawthron (2)	15,435	71.8%
Owl Creek Entities (3)	3,722	17.4%
Roy T. Rimmer, Jr. (4)	26	*
Steven L. Gerard (5)	3	*
Jack Hersch (6)	3	*
Philip B. Schwartz (7)	3	*
Clyde Kizer (8)	1	*
Leonard Singer (8)	1	*
James H. Tate (8)	1	*
Ron Utecht	0	*
Rick Salanitri (9)	3	*
All directors and executive officers as a group - 11 persons (10)	15,481	71.9%

*	Less than one percent

(1)	Unless otherwise indicated, each person named in the table has the sole voting and investment power with respect to the shares beneficially owned. Further, unless otherwise noted, the address for each person named in this table is c/o TIMCO Aviation Services, Inc.

(2)	LJH Ltd. is wholly-owned by Lacy Harber. LJH currently owns 15,386 shares of our outstanding common stock, constituting 71.8% of our currently outstanding common stock. LJH has granted a revocable proxy with respect to the voting of these shares to John R. Cawthron, and as a result Mr. Cawthron is also deemed to beneficially own these shares for U.S. securities law purposes. Also includes warrants to purchase: (i) 30 shares at exercise prices ranging from $206.40 per share to $1,600 per share, and (ii) 19 shares at an exercise price of $42 per share. Excludes the LJH Warrant, which grants LJH the right to acquire an additional 47 shares at such time as the untendered New Senior and Junior Notes convert into common stock.

(3)	Based on reported on the Schedule 13d, as amended, filed by Owl Creek Asset Management, L.P., Owl Creek II, L.P., Owl Creek Advisors, LLC, and Jeffrey A. Altman (“Owl Creek”). The address for Owl Creek is 640 Fifth Avenue, 20th Floor, New York, NY, 10019, Attn: Daniel Sapadin.

(4)	Mr. Rimmer shares includes 3 shares owned by an entity controlled by Mr. Rimmer and vested warrants and options to purchase an aggregate of 23 shares (20 shares at an exercise price of $40.80 per share, 1 at exercise prices ranging from $206.40 per share to $6,125 per share, and 2 shares at exercise prices ranging from $6.00 per share to $73.20 per share.

(5)	Mr. Gerard holds vested options to purchase 3 shares at exercise prices ranging from $6.00 per share to $73.20 per share.

(6)	Mr. Hersch owns 0.1 shares individually and holds options to purchase an additional 3 shares at an exercise price ranging from $6.00 per share to $73.20 per share.

(7)	Mr. Schwartz owns 0.3 shares and holds options to purchase an additional 3 shares at exercise prices ranging from $6.00 per share to $15,800 per share.

(8)	Includes options to purchase 1 shares at exercise prices ranging from $6.00 per share to $14.00 per share.

(9)	Vested options to purchase 3 shares at an exercise price of $33.30 per share.

(10)	Includes vested options to purchase an aggregate of 40 shares.

Equity Compensation Plans
     The following table summarizes information, as of December 31, 2005, relating to our equity compensation plans pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	56	$938.44	2,461

Equity compensation plans not approved by security holders	—	—	—

Total	56	$938.44	2,461

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
In April 2006, we closed on a series of transactions with our principal stockholders relating to our senior debt. First, on April 10, 2006, we completed a financing arrangement in which LJH acquired the $17,814 Monroe Capital Loans, with affiliates of Owl Creek simultaneously acquiring a 20% participation interest in that loan. Additionally, effective on April 20, 2006, in conjunction with the refinancing of our CIT Group Credit Facility, we obtained a new $6,000 senior secured term loan from LJH and affiliates of Owl Creek (collectively with the Monroe Capital Loans, the “LJH Term Loans”). The LJH Term Loans all mature on December 31, 2007, bear interest at LIBOR plus 1.75% per annum and are secured by a lien on substantially all of the Company’s assets. We also obtained waivers of all defaults and events of default from LJH under the LJH Term Loans. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 15 of Notes to Consolidated Financial Statements for information about these financing transactions.
In April 2004, we entered into an agreement with LJH pursuant to which we combined all of our previously outstanding debt (principal plus accrued and unpaid interest) with our principal stockholder into a related party term loan due on January 31, 2008 (the “LJH Original Term Loan”). The LJH Original Term Loan combined a $1,300 loan relating to the Brice acquisition, a $6,050 related party term loan made in May 2003, a $900 obligation related to the AMS inventory purchase, a $5,000 loan which replaced our previous term loan with Bank of America and PIK interest previously paid on these obligations. The LJH Original Term Loan bore interest at 18% per annum, 6% of which was payable in cash (or at our option, PIK) and the balance of which was payable-in-kind. In our November 2005 rights offering, we allowed our principal stockholder the use of the LJH Original Term Loan as consideration (on a dollor-for-dollar basis) for the purchase of a portion of the shares that it was permitted to purchase in the rights offering. On November 22, 2005, we closed on a subscription from our principal stockholder to purchase 3,960 shares of our common stock in the rights offering for an aggregate purchase price of $19,007 (the then balance of the LJH Original Term Loan) using the proceeds of the LJH Original Term Loan. See Notes 4 and 10 of Notes to Consolidated Financial Statements.
As partial consideration for the funding of a $6,050 term loan with our principal stockholder in 2003, of which this amount became part of the LJH Original Term Loan, we issued a warrant (the “LJH Warrant”) to our principal stockholder to acquire, for nominal consideration, 30% of our outstanding common stock (on a fully-diluted basis) as of the day the warrant is exercised. The warrant is exercisable on or before January 31, 2007. In January 2005 and August 2005, we extended offers for early conversion of our New Senior Notes and Junior Notes. As part of these offers, LJH agreed to certain amended terms with respect to the LJH Warrant. Upon the completion of each of our tender offers, LJH partially exercised the LJH Warrant. As a result of these partial exercises, LJH received 1,774 shares and 1,514 shares, during the January 2005 and August 2005 tender offers, respectively, of our authorized but unissued common stock. Additionally, upon the maturity of the remaining untendered New Senior Notes and Junior Notes, which is to occur on December 31, 2006 and January 2, 2007, respectively, and the automatic conversion of these notes into common stock, LJH will have the right to exercise the remainder of the LJH Warrant to receive an additional 47 shares of common stock.
An entity controlled by our principal stockholder purchases aircraft for resale and lease, and we provide aircraft maintenance service work to that entity. Services provided to that entity are charged at not less then the rates that would be charged for such services to an unaffiliated third party. During 2005, 2004 and 2003, the billings related to the services that were provided to such entity were approximately $2,203, $2,884 and $588, respectively. In addition, during 2003 we utilized an aircraft owned by our principal stockholder. All usage fees were no greater then would be charged by an unaffiliated third party. Expenses associated with this usage were $33 in 2003. We did not use this aircraft during 2004 or 2005. At December 31, 2005, we had a net receivable from this entity of $140, which was paid in full subsequent to year end.
During 2005, 2004, and 2003, we leased certain real property from entities controlled by one of our former directors and executive officers. These facilities were previously utilized as the headquarters of two of our MRO operations. We have subsequently moved out of these facilities and at December 31, 2005 are liable on only one of the facility lease agreements. The Company has in turn subleased the remaining facility to a third party. Payments for all of these items were approximately $327, $274, and $350 in 2005, 2004, and 2003, respectively.

During 2005, we have obtained some of our contract labor through Aviation Partners, a contract labor firm owned by an immediate family member of our Chief Executive Officer. The fees charged by Aviation Partners are not less favorable to us than those generally made available by unrelated third party contract labor firms. Total contract labor fees paid to Aviation Partners through December 31, 2005 were $1,651, and we owed Aviation Partners approximately $100 as of December 31, 2005.
Our President and Chief Operating Officer serves as an officer and director and a stockholder of Human Performance Services Company (HPSC). HPSC has in the past and currently provides advisory services to us. During 2005, we were billed $82 for services rendered by HPSC. No services were performed during 2004 or 2003. The fees paid for these advisory services were no greater then those that would be charged by an unrelated third party and our President and COO received no direct compensation for amounts paid to HPSC for performing services on our behalf.
One of the members of our board of directors is a stockholder in Akerman Senterfitt, which has in the past and continues to perform significant legal services for us. The fees paid to Akerman Senterfitt were no greater then those that would be charged by an unrelated third party. We were billed $707, $646, and $437 for the services rendered by Akerman Senterfitt in 2005, 2004, and 2003, respectively. Our board member received no direct compensation from amounts paid to Akerman Senterfitt for performing services on our behalf.
One of the members of our board of director for us is the Chairman and CEO of CBIZ, Inc. (“CBIZ”). CBIZ performed certain consulting services during 2005 and 2004. The fees paid to CBIZ were no greater than those that would be charged by an unrelated third party. We were billed $23 and $10 for services rendered by CBIZ in 2005 and 2004, respectively. No services were provided during 2003. Our board member received no direct compensation from amounts paid to CBIZ for performing services on our behalf.
During 2003 we utilized an aircraft owned by our Chief Executive Officer. All usage fees were no greater than would be charged by unaffiliated third parties and our fees for services on the aircraft were at its normal hourly rates. Expense associated with this use was $51 in 2003. This aircraft was sold by our Chief Executive Officer during 2003.
In 2002, an entity controlled by our principal stockholder acquired the operating assets of Aviation Management Systems, Inc. (“AMS”) located in Phoenix, Arizona. Additionally, this entity assumed a lease with the City of Phoenix for facilities previously leased by AMS at the Goodyear Airport. In 2003, we entered into an operating sublease agreement with our principal stockholder to operate our business in these facilities. This sublease expires in April 2006 and requires rental payments of $432 annually. We expect to continue this lease on a month to month basis after it expires. Under the sublease agreement, we are also responsible for insurance, taxes and charges levied by the City of Phoenix. Further, in 2004, we entered into an equipment lease with our principal stockholder with respect to certain equipment and tooling used at the Goodyear facility (which equipment and tooling had been acquired by our principal stockholder in the AMS bankruptcy proceedings). The lease, which is recorded as a capital lease, is for a two-year term and requires monthly payments of $74. The facility and equipment lease are believed to be on terms not less favorable to us than could be obtained from an unaffiliated third party.
During 2002, we sold certain real estate and fixtures located in Dallas, Texas, to our principal stockholder. The gross sale price for these assets was approximately $2,400, which was the estimated fair market value, based on a third party appraisal, on the sale date. Simultaneous with this sale, we entered into a lease agreement with our principal stockholder for substantially all of these assets. The term of this lease was ten years. Annual rental payments were approximately $300 per year, with the Company being responsible for, among other things, taxes, insurance and utilities. In September 2005, we entered into an amendment to this operating lease which, among other matters, modified the lease arrangement to a month-to-month commitment.
For providing credit support for a previously outstanding term loan, in September 2002, we issued five-year warrants (exercisable upon grant) to purchase 19 shares of our unissued common stock at an exercise price of $42.00 per share to each of two individuals (warrants to purchase 38 shares of common stock in the aggregate), one of whom is our principal stockholder. Additionally, we paid approximately $50 in cash to both of these individuals.
We believe that the terms of the above-described related party transactions were no less favorable than could be obtained from unaffiliated third parties.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND PROCEDURES.
The following table represents fees for professional audit services rendered by Grant Thornton LLP for the audit of our annual financial statements for 2005 and by KPMG LLP for the review of our first quarter Form 10-Q. In 2004, our audit and accounting fees were for services rendered by KPMG LLP.

	2005	2005	2004
	Grant Thornton	KPMG	KPMG
Audit fees	$274	$40	$380
Audit related fees	—	—	6

Audit and audit related fees	274	40	386
Tax fees	66	—	—
All other fees	—	71	—

Total fees	$340	$111	$386

All of the services described above for fiscal years 2005 and 2004 were approved by our Audit Committee pursuant to its policies and procedures.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
(A) DOCUMENTS FILED AS PART OF THIS REPORT. The consolidated balance sheets as of December 31, 2005 and December 31, 2004 and the related consolidated statements of operations and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 are filed as part of this report:

(3)	Exhibits

3.1	Certificate of Incorporation of Aviation Sales and amendment thereto (2)

3.2	Second Amendment to Certificate of Incorporation (4)

3.3	Third Amendment to Certificate of Incorporation (25)

3.4	Fourth Amendment to Certificate of Incorporation (41)

3.5	Bylaws (2)

4.1	Indenture, dated as of February 17, 1998, among Aviation Sales, the Subsidiary Guarantors named therein and SunTrust Bank, Central Florida, National Association, Trustee (3)

4.2	Form of Supplemental Indenture, dated as of February 28, 2002, among Aviation Sales, the Subsidiary Guarantors named therein and the Trustee (24)

4.3	Common Stock Purchase Warrant Certificate issued on February 18, 2000 to Citicorp USA, Inc.(10)

4.4	Amendment to Warrant between Citicorp USA, Inc. and the Company (26)

4.5	Form of Common Stock Purchase Warrants issued in February 2001 (16)

4.6	Indenture, dated as of February 28, 2002 among TIMCO Aviation Services, Inc., the Subsidiary Guarantors named therein and Trustee with respect to the 8% Senior Subordinated Convertible PIK Notes due 2006 (22)

4.7	Warrant Agreement (22)

4.8	Common Stock Purchase Warrant issued in the Company’s 2002 restructuring and in connection with the settlement of certain litigation (22)

4.9	Form of Warrants issued to LJH Ltd. and Don A. Sanders in September 2002 (31)

4.10	Warrant issued to LJH Ltd. on May 14, 2003 (31)

4.11	Indenture, dated as of September 20, 2002, among TIMCO, the Subsidiary Guarantors named therein and the Trustee with respect to the 8% Junior Subordinated Convertible PIK Notes due 2007, as amended (35)

10.1	Fourth Amended and Restated Credit Agreement dated May 31, 2000 by and among Aviation Sales, certain of our Subsidiaries and Citicorp USA, Inc., as Agent (11)

10.2	Lease dated July 22, 1998 by and between Ben Quevedo, Ltd. and Caribe (7)

10.3	1996 Director Stock Option Plan (4)

10.4	1996 Stock Option Plan (4)

10.5	TIMCO Aviation Services, Inc. 2001 Stock Option Plan (30)

10.6	Reserved

10.7	Credit Agreement dated as of December 17, 1998 among First Security Bank, National Association, as Owner Trustee for the Aviation Sales Trust 1998- 1, as Lessor, NationsBank, National Association, as Administrative Agent, and the several Lenders thereto (6)

10.8	Lease Agreement dated as of December 17, 1998 between First Security Bank, National Association, as Owner Trustee under Aviation Sales Trust 1998-1, as Lessor, and Aviation Sales, as Lessee (6)

10.9	Guaranty Agreement (Series A Obligations) between Aviation Sales, substantially all of our subsidiaries and NationsBank, National Association, as Agent for the Series A Lenders, dated as of December 17, 1998(6)

10.10	Guaranty Agreement (Lease Obligations) between substantially all of the subsidiaries of Aviation Sales and First Security Bank, National Association, as Owner Trustee for the Aviation Sales Trust 1998-1, dated as of December 17, 1998 (6)

10.11	Participation Agreement between Aviation Sales as Construction Agent and Leases, First Security Bank, National Association, as Owner Trustee, the Various Banks and other lending institutions as the Holders and Lenders, and NationsBank, National Association, as Administrative Agent, dated as of December 17, 1998 (6)

10.12	Amendment No. 1 to Participation Agreement between Aviation Sales as Construction Agent and Leases, First Security Bank, National Association, as Owner Trustee, the Various Banks and other lending institutions as the Holders and Lenders, and NationsBank, National Association, as Administrative Agent, dated as of February 18, 2000 (10)

10.13	Amendment Agreement No. 2 for Lease Agreement and Certain Other Operative Agreements, dated May 31, 2000 (11)

10.14	Amendment No. 1, dated as of August 14, 2000, to the Fourth Amended and Restated Credit Agreement (12)

10.15	Amendment Agreement No. 3 for Lease Agreement and Certain Other Operative Agreements (12)

10.16	Asset Purchase Agreement by and among Barnes Group Inc., Aviation Sales, Aviation Sales Manufacturing Company, AVS/Kratz-Wilde Machine Company and Apex Manufacturing, Inc. dated as of August 3, 2000 (13)

10.17	Amendment No. 1 dated September 7, 2000 to the Asset Purchase Agreement by and among Barnes Group Inc., Aviation Sales, Aviation Sales Manufacturing Company, AVS/Kratz-Wilde Machine Company and Apex Manufacturing, Inc. dated as of August 3, 2000 (13)

10.18	Amendment No. 2 dated as of November 14, 2000 to Fourth Amended and Restated Credit Agreement (14)

10.19	Amendment Agreement No. 4 for Lease Agreement and Certain Other Operative Agreements (14)

10.20	Asset Purchase Agreement among Aviation Sales, Aviation Sales Distribution Services Company (“ASDC”) and Kellstrom, dated September 20, 2000 (15)

10.21	Letter Agreement to Asset Purchase Agreement, dated November 28, 2000(15)

10.22	Inventory Purchase Agreement among KAV, Aviation Sales and ASDC, dated September 30, 2000(15)

10.23	Letter Amendment to Inventory Purchase Agreement, dated November 28, 2000(15)

10.24	Form of KAV Senior Subordinated Note (15)

10.25	Form of KAV Junior Subordinated Note (15)

10.26	Operating Agreement of KAV, dated September 20, 2000, between Aviation Sales and Kellstrom (15)

10.27	Letter Agreement between Kellstrom, KAV and Aviation Sales, dated December 1, 2000, with respect to the payment of KAV Operating Expenses (15)

10.28	Consignment Agreement between KAV and Kellstrom, dated December 1, 2000(15)

10.29	Equipment Lease Agreement, dated December 1, 2000, among Aviation Sales, ASDC and Kellstrom (15)

10.30	Lease Agreement, dated December 1, 2000, among ASDC and Kellstrom (Pearland) (15)

10.31	Lease Agreement, dated December 1, 2000, between Kellstrom and Aviation Sales (Miramar)(15)

10.32	Non-Competition Agreement, dated December 1, 2000, among ASDC, Aviation Sales and Kellstrom(15)

10.33	License Agreement, dated December 1, 2000, among Aviation Sales, ASDC and Kellstrom (15)

10.34	Cooperation Agreement, dated December 1, 2000, between Kellstrom and Aviation Sales (15)

10.35	Letter Agreement, dated December 1, 2000, between Kellstrom and Aviation Sales (Equipment)(15)

10.36	Letter Agreement, dated December 1, 2000, between Kellstrom and Aviation Sales (Pearland)(15)

10.37	Consent and Amendment No. 3, dated November 28, 2000, to the Fourth Amended and Restated Credit Agreement dated as of May 31, 2000, as amended(15)

10.38	Amendment and Consent Agreement No. 5 for Participation Agreement and Certain Other Operative Agreements, dated as of December 1, 2000(15)

10.39	Agreement, dated February 14, 2001, between various subsidiaries of Aviation Sales and Bank of America, N.A.(16)

10.40	$10.0 million Term Loan Note, dated February 14, 2001(16)

10.41	Form of Limited Guaranty in favor of Bank of America, N.A.(16)

10.42	Amendment No. 4, Consent and Waiver, dated February 14, 2001, to the Fourth Amended and Restated Credit Agreement dated as of May 31, 2000, as amended(16)

10.43	Amendment and Consent Agreement No. 7 for Lease Agreement and Certain Other Operative Agreements, dated as of February 14, 2001(16)

10.44	Stock Purchase Agreement, dated December 15, 2000, among Wencor West, Inc. Aviation Sales and ASDC (15)

10.45	Amendment No. 5 and Waiver, dated as of April 17, 2001 to Fourth Amended and Restated Credit Agreement dated as of May 31, 2000, amended (17)

10.46	Amendment and Consent Agreement No. 8 for Lease Agreement and Certain Other Operative Agreements (17)

10.47	Asset Purchase Agreement dated May 25, 2001 among Aviation Sales, Caribe Aviation, Inc. and Hamilton Sundstrand Service Corporation(18)

10.48	$13 million Replacement Term Loan Note, dated May 24, 2001(18)

10.49	Amendment No. 6 and Consent, dated May 21, 2001, to the Fourth Amended and Restated Credit Agreement dated as of May 31, 2000, as amended(18)

10.50	Amendment No. 7, Consent and Waiver, dated May 23, 2001, to the Fourth Amended and Restated Credit Agreement dated as of May 31, 2000, as amended (18)

10.51	Amendment and Consent Agreement No. 9 for Lease Agreement and Certain Other Operative Agreements, dated as of May 21, 2001 (18)

10.52	Amendment and Consent Agreement No. 10 for Lease Agreement and Certain Other Operative Agreements, dated as of May 24, 2001 (18)

10.53	Amendment No. 8, Consent and Waiver, dated August 30, 2001 to Fourth Amended and Restated Credit Agreement (19)

10.54	Consent, Waiver and Forbearance Agreement No. 11 for Lease Agreement and Certain Operative Agreements, dated as of September 11, 2001 (19)

10.55	Amendment No. 8, Consent and Waiver, dated as of November 27, 2001, to Fourth Amended and Restated Credit Agreement (21)

10.56	Consent, Waiver and Forbearance Agreement No. 12 for Lease Agreement and certain other Operation Agreements dated as of November 27, 2001 (21)

10.57	Employment Agreement between Aviation Sales and Gil West (22)

10.58	Form of Waiver and Consent, dated April 18, 2002, to Fourth Amended and Restated Credit Agreement (25)

10.59	Form of Amendment and Waiver Agreement No. 13 for Lease Agreement and certain other Operative Agreements (25)

10.60	Stipulation of Settlement, dated as of May 6, 2002, with respect to the class action lawsuit (27)

10.61	Description of Securities to be issued in connection with class action settlement (27)

10.62	Fifth Amended and Restated Credit Agreement dated as of July 12, 2002 (26)

10.63	Amendment and Consent Agreement No. 14 for Lease Agreement and Certain Other Operative Agreements (26)

10.64	Replacement Term Loan Note in the principal amount of $5.0 million in favor of Bank of America, N.A. (26)

10.65	Second Amendment to Limited Guaranty of LJH Ltd. (26)

10.66	Second Amendment to Limited Guaranty of Don A. Sanders (26)

10.67	Replacement Term Loan Note in the principal amount of $2.5 million in favor of Bank of America, N.A. (26)

10.68	Second Amendment to Limited Guaranty of James Investments, Inc. (26)

10.70	Guaranty by the Company and subsidiaries of the $5.0 million and the $2.5 million term loans due to Bank of America, N.A. (26)

10.71	Term Loan Note in principal amount of $1.0 million in favor of Benito and Martha Quevedo (26)

10.72	Loan Parties Agreement, dated as of July 12, 2002, relating to the $1.0 million in favor of Benito and Martha Quevedo (26)

10.73	Guaranty by the Company and subsidiaries of the $1.0 million in favor of Benito and Martha Quevedo (26)

10.74	Memorandum of Purchase and Sale between ASDC, the Company and Quevedo Family Limited Partnership, dated as of July 12, 2002 (26)

10.75	Security Agreement, dated as of July 12, 2002, among the Company, its subsidiaries, Benito and Martha Quevedo, James Investments, Inc., LJH Ltd. and Don A. Sanders (26)

10.76	Agreement, dated as of July 12, 2002, among Benito and Martha Quevedo, James Investments, Inc., LJH Ltd. and Don A. Sanders (26)

10.77	Amended and Restated Intercreditor Agreement between Citicorp USA, Inc., as Agent, and Bank of America, N.A. (26)

10.78	Intercreditor Agreement among Citicorp USA, Inc., as Agent, Benito and Martha Quevedo, James Investments, Inc., LJH Ltd. and Don A. Sanders (26)

10.79	Post-Closing Resolution Agreement among the Company, ASDC and Kellstrom, dated as of June 10, 2002 (26)

10.80	First Amendment to Non-Competition Agreement (26)

10.81	First Amendment to Miramar Lease between the Company and Kellstrom (26)

10.82	Assignment of Amended Miramar Lease from Kellstrom to KIAC, Inc. (26)

10.83	Assignment of Amended Miramar Lease from KIAC, Inc. to Kellstrom Aerospace, LLC (26)

10.84	Consignment Agreement between KAV, Kellstrom Commercial Aerospace, Inc. and Bank of America, N.A. (26)

10.85	Amended and Restated Loan and Security Agreement between Bank of America, N.A. and KAV (26)

10.86	Proceeds Sharing Agreement (26)

10.87	AVS Investor Mutual Release (26)

10.88	KAV Mutual Release (26)

10.89	AVS/ASDC Mutual Release (26)

10.90	Asset Purchase Agreement, dated as of July 31, 2002, by and among Airborne Nacelle Services, Inc., Aerocell Structures, Inc. and TIMCO Aviation Services, Inc. (28)

10.91	Amendment No. 1 and Waiver, dated as of September 27, 2002, to Fifth Amended and Restated Credit Agreement, dated as of July 12, 2002 (29)

10.92	Amendment No. 2, Consent and Waiver, dated as of October 11, 2002, to Fifth Amended and Restated Credit Agreement, dated as of July 12, 2002 (29)

10.93	Stock Purchase Agreement between Ducommun Incorporated and TIMCO Aviation Services, Inc., dated as of October 2, 2002 (29)

10.94	Purchase and Sale Agreement, dated October 4, 2002, between LJH, Ltd. and AVSRE, L.P. relating to the purchase of the Company’s Dallas, Texas facilities (29)

10.95	Lease between LJH, Ltd., as landlord, and Aircraft Interior Design, Inc., as tenant, dated October 4, 2002, for the property located at 2659 Nova Drive, Dallas, Dallas County, Texas (29)

10.96	Subordinated Term Promissory Note, dated October 11, 2002, made in favor of LJH, Ltd. in the original amount of $1.3 million (29)

10.97	Keepwell Agreement, dated as of October 11, 2002, by LJH, Ltd. in favor of the Company’s senior revolving credit lenders (29)

10.98	Amendment No. 4, Consent and Limited Waiver to Fifth Amended and Restated Credit Agreement (31)

10.99	Amendment, Consent and Waiver Agreement No. 16 for Lease Agreement and Certain Other Operative Agreements (31)

10.100	Term Promissory Note in the face amount of $7,350,000 in favor of LJH, Ltd. (31)

10.101	Sublease Agreement between LJH, Ltd. and the Company for the Goodyear facility (31)

10.102	Employment Agreement between the Company and Roy T. Rimmer, Jr. (31)

10.103	Stock Option Agreement between the Company and Roy T. Rimmer, Jr. (31)

10.104	Employment Agreement between the Company and C. Robert Campbell (31)

10.105	Employment Agreement between the Company and Jack Arehart (31)

10.106	Amendment to Employment Agreement between the Company and Roy T. Rimmer, Jr. (33)

10.107	Employment Agreement between the Company and Don Mitacek (33)

10.108	2003 Stock Incentive Plan (32)

10.109	Purchase and Sale Agreement, dated as of February 5, 2004, between the Company and Keystone Operating Partnership, L.P. relating to the sale of the Miramar property (33)

10.110	Amendment No. 5 to Fifth Amended and Restated Credit Agreement (33)

10.111	Amendment No. 6 to Fifth Amended and Restated Credit Agreement (33)

10.112	Term Note to LJH, Ltd., dated as of January 31, 2004, in the amount of $5.0 million (33)

10.113	Financing Agreement dated as of April 5, 2004 between the Company, The CIT Group/Business Credit, Inc. and the Lenders (33)

10.114	Financing Agreement between the Company and Hilco Capital LP (33)

10.115	Intercreditor Agreement between The CIT Group/Business Credit, Inc., Hilco Capital LP and the Company (33)

10.116	Amended and Restated Consolidated Term Promissory Note in favor of LJH, Ltd. (33)

10.117	Amended and Restated Security Agreement between the Company and LJH, Ltd. (33)

10.118	Amended and Restated Guaranty Agreement in favor of LJH, Ltd. (33)

10.119	Intercreditor Agreement between the Company, The CIT Group/Business Credit, Inc., Hilco Capital LP and LJH, Ltd. (33)

10.120	Equipment Lease Agreement between the Company and LJH, Ltd. (33)

10.121	Amendment No. 2 to Employment Agreement between the Company and Roy T. Rimmer, Jr. (34)

10.122	Amended and Restated Employment Agreement between the Company and Gil West (34)

10.123	Amended and Restated Employment Agreement between the Company and Jack Arehart (34)

10.124	Amended and Restated Employment Agreement between the Company and Rick Salanitri (34)

10.125	Employment Agreement, as amended, between the Company and Fritz Baumgartner (35)

10.126	Employment Agreement, as amended, between the Company and Kevin Carter (35)

10.127	Supplemental Indenture in favor of HSBC Bank USA, NA relating to the Junior Subordinated Convertible PIK Notes due 2007 (36)

10.128	Amended and Restated Financing Agreement between the Company and Monroe Capital Advisors LLC (37)

10.129	Sublease Agreement Amendment for Dallas property (38)

10.130	Employment Agreement between the Company and James H. Tate (39)

10.131	Amendment to 2003 Stock Incentive Plan (40)

10.132	Employment Agreement between the Company and Ron Utecht (42)

10.133	Supplement Indenture in favor of HSBC Bank USA NA relating to the Senior Subordinated Convertible PIK Notes due 2006 (1)

10.134	Amendment No. 2 to Employment Agreement between the Company and Kevin Carter (1)

10.135	Assignment and Acceptance among Monroe, as assignor, LJH, as assignee, and the Company (43)

10.136	Amendment No. 4 to Financing Agreement dated as of April 20, 2006, between the Company and CIT (1)

10.137	Second Amended and Restated Financing Agreement dated as of April 10, 2006, between the Company and LJH (1)

10.138	Intercreditor Agreement between CIT and LJH, dated April 20, 2006 (1)

10.139	Ratification Agreement and Release, dated April 20, 2006 (1)

14.1	Code of Ethics (33)

21.1	Subsidiaries of the Company (33)

23.1	Consent of Grant Thornton LLP (1)

25.1	Statement of Eligibility of Trustee on Form T-1 (22)

31.1	Certifications by CEO and CFO under Section 302 of Sarbanes-Oxley Act of 2002 (1)

32.2	Certifications of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002 (1)

99.1	Press release issued April 21, 2006 announcing completion of senior debt financing and appointment of a new CEO

Notes to Exhibits

(1)	Filed herewith

(2)	Incorporated by reference to Aviation Sales’ Registration Statement on Form S-1 dated April 15, 1996 (File No. 333-3650)

(3)	Incorporated by referenced to Aviation Sales’ Registration Statement on Form S-4 dated March 26, 1998 (File No. 333-48669)

(4)	Incorporated by reference to Amendment No. 1 to Aviation Sales’ Registration Statement on Form S-1 dated June 6, 1996 (File No. 333-3650)

(5)	Incorporated by reference to Aviation Sales’ Annual Report on Form 10-K for the year ended December 31, 1996

(6)	Incorporated by reference to Aviation Sales’ Current Report on Form 8-K dated December 17, 1998

(7)	Incorporated by reference to Aviation Sales’ Annual Report on Form 10-K for the year ended December 31, 1998

(8)	Incorporated by reference to Aviation Sales’ Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 1999

(9)	Incorporated by reference to Aviation Sales’ Current Report on Form 8-A filed November 15, 1999

(10)	Incorporated by reference to Aviation Sales’ Current Report on Form 8-K filed on March 27, 2000

(11)	Incorporated by reference to Aviation Sales’ Current Report on Form 8-K filed on June 13, 2000

(12)	Incorporated by reference to Aviation Sales’ Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2000

(13)	Incorporated by reference to Aviation Sales’ Current Report on Form 8-K filed on September 22, 2000

(14)	Incorporated by reference to Aviation Sales’ Quarterly Report on Form 10-Q for the quarter and nine months dated September 30, 2000

(15)	Incorporated by reference to Aviation Sales’ Current Report on Form 8-K filed on December 18, 2000

(16)	Incorporated by reference to Aviation Sales’ Current Report on Form 8-K filed on March 1, 2001

(17)	Incorporated by reference to Aviation Sales’ Annual Report on Form 10-K for the year ended December 31, 2000

(18)	Incorporated by reference to Aviation Sales’ Current Report on Form 8-K filed May 25, 2001

(19)	Incorporated by reference to Aviation Sales’ Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2001.

(20)	Previously filed with Aviation Sales’ Registration Statement on Form S-4 filed September 14, 2001.

(21)	Incorporated by reference from Aviation Sales’ Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2001.

(22)	Previously filed with Aviation Sale’s Amendment No. 2 to Registration Statement on Form S-4 filed December 13, 2001.

(23)	Incorporated by reference to Aviation Sales’ Current Report on Form 8-K filed March 5, 2002

(24)	Previously filed with Aviation Sales’ Amendment No. 3 to Registration Statement on Form S-4 filed January 9, 2002.

(25)	Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 2001

(26)	Incorporated by reference to Form 8-K dated July 12, 2002

(27)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002

(28)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

(29)	Incorporated by reference to Quarterly Report of Form 10-Q for the quarter ended September 30, 2002

(30)	Incorporated by reference to Aviation Sale’s proxy statement dated January 9, 2002

(31)	Incorporated by reference from the Company’s 2002 Annual Report on Form 10-K

(32)	Incorporated by reference to the Company’s proxy statement dated December 1, 2003

(33)	Incorporated by reference from the Company’s 2003 Annual Report on Form 10-K

(34)	Incorporated by reference from the Company’s Form 8-K filed on December 7, 2004

(35)	Incorporated by reference from the Company’s 2004 Annual Report on Form 10-K

(36)	Incorporated by reference from the Company’s Form 8-K filed on March 21, 2005

(37)	Incorporated by reference from the Company’s Form 8-K filed on April 18, 2005

(38)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

(39)	Incorporated by reference from the Company’s Form 8-K filed on October 4, 2005

(40)	Incorporated by reference to the Company’s proxy statement dated October 25, 2005

(41)	Incorporated by reference from the Company’s Form 8-K filed on November 22, 2005

(42)	Incorporated by reference from the Company’s Form 8-K filed on December 27, 2005

(43)	Incorporated by reference from the Company’s Form 8-K filed on April 18, 2006
(B) REPORTS ON FORM 8-K
During the quarter ended December 31, 2005, the Company furnished a Current Report on Form 8-K reporting under Item 5.02 the hiring of James H. Tate as the Company’s Executive Vice President, Chief Administrative Officer and Chief Financial Officer. The Company also furnished a Current Report on Form 8-K reporting under Item 5.02 the hiring of Ron Utecht as the Company’s President and Chief Operating Officer. In addition, the Company furnished a Current Report on Form 8-K reporting under Item 1.01 the completion of the Company’s August 2005 tender offer. Also, the Company furnished a Current Report on Form 8-K reporting under Item 8.01 the voting results from the Company’s Annual Meeting of Stockholders. The Company also filed a Current Report on Form 8-K reporting under Item 8.01 the site selection for the Company’s CFM56 engine facility. In addition, the Company furnished a Current Report on Form 8-K reporting under Item 2.02 the Company’s results of operations for the third quarter ended September 30, 2005. Finally, during the quarter ended

December 31, 2005, the Company furnished a Current Report on Form 8-K reporting under Item 8.01 the results of the Company’s rights offering which expired on November 15, 2005.
(C) EXHIBITS
For exhibits, see Item 14(A)(3) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
TIMCO AVIATION SERVICES, INC.
(Registrant)

BY: /s/ Roy T. Rimmer, Jr.	April 21, 2006
Roy T. Rimmer, Jr., Chairman and Chief
Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE AND TITLE:	DATE:

/s/ Roy T. Rimmer, Jr.	April 21, 2006
Roy T. Rimmer, Jr.
Chairman, Chief Executive Officer
(Principal Executive Officer)

/s/ James H. Tate	April 21, 2006
James H. Tate
Executive Vice President, Chief Administrative Officer
and Chief Financial Officer(Principal Financial Officer)

/s/ Ron Utecht	April 21, 2006

Ron Utecht
President (Principal Operating Officer)

/s/ Fritz Baumgartner	April 21, 2006
Fritz Baumgartner
Vice President, Controller and Chief Accounting Officer

/s/ Kevin Carter	April 21, 2006
Kevin Carter
Senior Vice President, Finance

SIGNATURE AND TITLE:	DATE:

/s/ Jack Hersch	April 21, 2006
Jack Hersch
Director

/s/ Philip B. Schwartz	April 21, 2006
Philip B. Schwartz
Director

/s/ Steven L. Gerard	April 21, 2006
Steven L. Gerard
Director

/s/ John R. Cawthron	April 21, 2006
John R. Cawthron
Director

/s/ Leonard Singer	April 21, 2006
Leonard Singer
Director

/s/ Clyde Kizer	April 21, 2006
Clyde Kizer
Director

CONSOLIDATED FINANCIAL STATEMENTS OF TIMCO AVIATION SERVICES, INC.
AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2003, 2004 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
TIMCO Aviation Services, Inc. and subsidiaries:
We have audited the accompanying consolidated balance sheet of TIMCO Aviation Services, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive (loss) income, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TIMCO Aviation Services, Inc. and subsidiaries as of December 31, 2005, and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
Our audit was conducted for the purpose of forming an opinion on the basic 2005 financial statements taken as a whole. Schedule II—Valuation and Qualifying Accounts is presented for purposes of additional analysis and is not a required part of the basic financial statements. The 2005 amounts in this schedule have been subjected to the auditing procedures applied in the audit of the basic 2005 financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP

Greensboro, North Carolina April 21, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors
TIMCO Aviation Services, Inc. and subsidiaries:
We have audited the accompanying consolidated balance sheet of TIMCO Aviation Services, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders’ deficit and comprehensive income (loss) and cash flows for each of the years in the two-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts for each of the years in the two-year period ended December 31, 2004. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TIMCO Aviation Services, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for each of the years in the two-year period ended December 31, 2004, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
KPMG LLP
Greensboro, North Carolina
March 14, 2005, except the second paragraph under description of business in note 1, the last two sentences of the first paragraph in note 10 and the related 2004 and 2003 share and per share data in the consolidated financial statements; and the 2004 and 2003 information in note 13, which are as of April 14, 2006

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$1,318	$293
Marketable securities	13,978	—
Accounts receivable, net of allowances of $7,446 and $5,190 in 2005 and 2004, respectively	48,643	49,721
Inventories	28,681	22,244
Other current assets	7,082	4,541
Net assets of discontinued operations	462	12

Total current assets	100,164	76,811

Fixed assets, net	30,091	30,537

Other Assets:
Goodwill	26,124	26,124
Deferred financing costs, net	2,251	3,263
Other	1,498	633

Total other assets	29,873	30,020

Total assets	$160,128	$137,368

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$21,696	$18,000
Accrued expenses	13,087	16,214
Accrued interest	1,127	1,812
Customer deposits	21,446	9,254
Revolving loan	8,320	11,692
Current maturities of notes payable to financial institutions	1,562	1,164
New Senior Notes due 2006	1,221	—
Current maturities of capital lease obligations	786	1,327
Other	3,416	3,453

Total current liabilities	72,661	62,916

Long-term Liabilities:
Old Senior Notes due 2008	16,247	16,247
New Senior Notes due 2006	—	115,800
Notes payable to financial institutions, net of current portion	21,197	12,945
Capital lease obligations, net of current portion	3,187	3,593
Junior subordinated notes due 2007, net	639	3,514
Term loan with a related party	—	14,412
Deferred income	—	1,305
Other long-term liabilities	—	1,488

Total long-term liabilities	41,270	169,304

Commitments and Contingencies (See notes)
Stockholders’ Equity (Deficit):
Preferred stock, $.01 par value, 1,000,000 shares authorized, none outstanding, 15,000 shares designated Series A Junior participating	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 21,441,040 voting shares issued and outstanding at December 31, 2005 and 791,015 issued and outstanding at December 31, 2004	21	1
Additional paid-in capital	344,864	182,119
Accumulated deficit	(298,688)	(276,972)

Total stockholders’ equity (deficit)	46,197	(94,852)

Total liabilities and stockholders’ equity (deficit)	$160,128	$137,368

     The accompanying notes are an integral part of these consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands, except per share and share data)
Operating revenues:
Sales, net	$329,552	$323,488	$242,425
Other	—	—	89

Total operating revenues	329,552	323,488	242,514
Cost of sales	316,268	294,199	226,331

Gross profit	13,284	29,289	16,183

Operating expenses	28,700	22,468	14,593
Gain on sale of fixed assets	(1,178)	—	—

(Loss) income from operations	(14,238)	6,821	1,590

Interest expense	9,719	8,402	7,773
Gain on settlement of bankruptcy claims	(1,773)	—	—
Loss on sale of available for sale securities	816	—	—
Charge for early conversion of notes	619	—	—
Other income – net	(879)	(914)	(893)

Loss before income taxes and discontinued operations	(22,740)	(667)	(5,290)
Income tax benefit	(390)	—	(986)

Loss from continuing operations before discontinued operations	(22,350)	(667)	(4,304)

Income from discontinued operations, net of income taxes	634	1,580	4,043

Net (loss) income	$(21,716)	$913	$(261)

Basic and diluted (loss) income per share:
(Loss) from continuing operations	$(3.01)	$(0.84)	$(5.44)
Income from discontinued operations	0.09	1.99	5.11

Net (loss) income	$(2.92)	$1.15	$(0.33)

Weighted average shares outstanding:
Basic and Diluted	7,429,037	791,015	791,015

     The accompanying notes are an integral part of these consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) and
COMPREHENSIVE (LOSS) INCOME

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
	(In thousands, except share data)

Balance as of December 31, 2002	791,015	$1	$180,861	$(277,624)	$(96,762)

Net loss and comprehensive loss	—	—	—	(261)	(261)

Warrant issued to stockholder for note payable origination	—	—	1,258	—	1,258

Balance as of December 31, 2003	791,015	1	182,119	(277,885)	(95,765)

Net income and comprehensive income	—	—	—	913	913

Balance as of December 31, 2004	791,015	1	182,119	(276,972)	(94,852)

Conversion of New Senior Notes	6,685,674	7	114,572	—	114,579

Conversion of Junior Notes	194,258	—	2,954	—	2,954

Inducement for early conversion of Notes	1,031,984	1	314	—	315

Exercise of LJH Warrant	3,287,552	3	129	—	132

Rights Offering, net of transaction expenses of $580	9,450,557	9	44,776	—	44,785

Net loss and comprehensive loss	—	—	—	(21,716)	(21,716)

Balance as of December 31, 2005	21,441,040	$21	$344,864	$(298,688)	$46,197

     The accompanying notes are an integral part of these consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
		2004	2003
		(Revised)	(Revised)
	2005	See Note 1	See Note 1
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(21,716)	$913	$(261)

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Paid-in-kind interest note obligations	3,003	2,324	1,214
Non-cash gain on settlement of bankruptcy claim	(1,773)	—	—
Gain on disposition of fixed assets	(1,178)	—	—
Loss on sale of available for sale securities	816	—	—
Write-off of deferred financing fees	710	145	—
Non-cash inducement charge for conversion of notes	315	—	—
Unrealized gains on trading securities	(51)	—	—
Gain on Aerocell settlement, net of cash proceeds	—	—	(455)
Depreciation and amortization	5,256	5,229	5,058
Amortization of deferred financing costs	1,398	1,172	2,867
Provision for (recovery of) doubtful accounts	2,567	(375)	(838)
Provision for inventory obsolescence	1,200	1,936	265

Purchase of trading securities	(13,927)	—	—
Change in working capital:
Accounts receivable	(1,489)	(12,396)	(18,350)
Inventories	(7,637)	1,544	(4,358)
Other current assets	(2,541)	257	(1,397)
Other non-current assets	(865)	(230)	712
Accounts payable	3,696	(3,445)	6,881
Accrued expenses	(3,375)	2,802	(1,313)
Customer deposits	12,192	(3,332)	1,026
Deferred income	(127)	(168)	(168)
Other liabilities	(38)	(29)	(1,361)

Cash used in operating activities from continuing operations	(23,564)	(3,653)	(10,478)
Cash used in operating activities from discontinued operations	(450)	(591)	(3,299)

Net cash used in operating activities	(24,014)	(4,244)	(13,777)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(4,810)	(2,693)	(2,304)
Proceeds from sale of available for sale securities	957	—	—
Proceeds from sale of fixed assets, net of transaction expenses	—	24,861	—

Net cash (used in) provided by investing activities from continuing operations	(3,853)	22,168	(2,304)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of amounts under senior debt facility	348,151	327,939	244,464
Repayments of amounts under senior debt facility	(351,523)	(330,952)	(231,938)
Proceeds from issuance of common stock in rights offering	26,358	—	—
Stock issuance costs from rights offering	(580)	—	—
Proceeds of term loans with financial institutions	9,611	14,400	—
Payments of term loan with financial institutions	(1,214)	(8,791)	—
Payments of deferred financing costs	(1,096)	(2,990)	(993)
Payments on capital leases	(947)	(25,002)	(1,138)
Partial exercise of LJH Warrant	132	—	—
Proceeds of term loan with related party	—	6,162	6,950

Net cash provided by (used in) financing activities from continuing operations	28,892	(19,234)	17,345

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,025	(1,310)	1,264
CASH AND CASH EQUIVALENTS, beginning of year	293	1,603	339

CASH AND CASH EQUIVALENTS, end of year	$1,318	$293	$1,603

     The accompanying notes are an integral part of these consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	For the Years Ended December 31,
		2004	2003
		(Revised)	(Revised)
	2005	See Note 1	See Note 1
	(In thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$4,031	$3,986	$5,105

Income taxes refunded	$(390)	$(242)	$(167)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued in connection with conversion of New Senior Notes	$114,579	$—	$—

Common stock issued in connection with conversion of Junior Notes	$2,954	$—	$—

Common stock issued in rights offering for proceeds of the LJH Term Loan	$19,007	$—	$—

Acquisition of property through capital lease	$—	$2,224	$—

Value of warrant issued to stockholder in exchange for note payable origination	$—	$—	$1,258

     The accompanying notes are an integral part of these consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and Shares in Thousands, Except Per Share Data)
NOTE 1 — DESCRIPTION OF BUSINESS, LIQUIDITY, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF BUSINESS
TIMCO Aviation Services, Inc. (the “Company”) is a Delaware corporation, which through its subsidiaries, provides aircraft maintenance, repair and overhaul (“MRO”) services to commercial passenger airlines, air cargo carriers, aircraft leasing companies, maintenance and repair facilities and aircraft parts redistributors throughout the world. In March 2004, the Company sold an office and warehouse facility located in Miramar, Florida which had been utilized by its parts redistribution operation. The results of operations for this business and the results of transactions subsequent to the sale of the Company’s distribution operations (December 2000), related to the run-off of inventory and accounts receivable activities, are included in the accompanying consolidated statements of operations as discontinued operations. See Note 2 for further discussion. In June 2005, the Company made the decision to integrate its refurbishment of aircraft interior components operations within its other MRO facilities. As a result of this decision, the Company has shut-down its Aircraft Interior Design operations located in Dallas, Texas. See Note 7 for further discussion.
During 2005, the Company completed a significant restructuring of its capital and equity, including a conversion of a majority of its outstanding New Senior Notes and Junior Notes to common stock and the completion of a rights offering. See below and Notes 3 and 10 for further discussion. Concurrent with the completion of the rights offering, the Company changed its capitalization by reducing the number of authorized shares of common stock from 500,000 to 100,000 and by reducing the number of its issued and outstanding shares of common stock by converting every forty shares of its issued and outstanding common stock into one share. All shares and per share data contained herein reflects completion of the one-new-share-for-forty-old-shares reverse stock split.
LIQUIDITY
In January 2005, the Company announced an offering and consent solicitation to the holders of its 8% Senior Subordinated Convertible paid-in-kind (“PIK”) Notes due 2006 (“New Senior Notes”) and to the holders of its 8% Junior Subordinated Convertible PIK Notes due 2007 (“Junior Notes”) to receive a 15% premium for agreeing to an early conversion of their Notes into shares of the Company’s authorized but unissued common stock. The Company completed the tender offer on March 8, 2005 and accepted tenders and related consents from the holders of 47.0% in aggregate principal amount of the New Senior Notes and tenders and related consents from holders of 75.2% in aggregate principal amount of the Junior Notes. At the closing of the offer on March 15, 2005, the Company issued an aggregate of 5,623 shares of its authorized but unissued common stock to the holders of the New Senior Notes who tendered in the offering, to the holders of the Junior Notes who tendered in the offer, and to LJH Ltd. (“LJH”), an entity controlled by the Company’s principal stockholder, in connection with its partial exercise of the LJH Warrant (see Note 5). See Note 3 for further information regarding the January 2005 tender offer.
In April 2005, the Company closed a financing arrangement with Monroe Capital Advisors LLC in which the Company obtained a $7,000 senior secured term loan and a $3,000 delayed draw term loan designated for capital expenditures. Additionally, Monroe Capital acquired the $8,000 senior secured term loan previously made to the Company by Hilco Capital LP. The original $8,000 term loan due to Hilco Capital (and acquired by Monroe Capital as part of this financing) and the new $7,000 term loan (collectively the “Term Loans”) were set to mature on December 31, 2007. Borrowings for capital expenditures made under the $3,000 delayed draw term loan (the “Monroe Capital Line of Credit” and together with the Term Loans the “Monroe Capital Loans”) were payable in monthly installments (as set forth in the financing agreement with Monroe Capital) with the balance due on December 31, 2007. On April 10, 2006, the Monroe Capital Loans were acquired by LJH. See below and Notes 4 and 15 for further details of these financing agreements.
In August 2005, the Company announced an offering to the holders of its remaining New Senior Notes and Junior Notes, and solicited consents from the holders of the remaining New Senior Notes to proposed amendments governing the New Senior Note indentures. This offering and consent solicitation was subsequently amended in September 2005. As amended, the Company offered the remaining holders of its New Senior Notes and Junior Notes the right to receive a 15% premium for agreeing to an early conversion of their Notes into shares of the Company’s authorized but unissued common stock. The Company completed the tender offer on October 6, 2005 and accepted tenders and related consents from holders of 98% of its remaining New Senior Notes and 33% of its remaining Junior Notes. At the closing of the offer on October 12, 2005, the Company issued an aggregate of 5,577 shares of its authorized but unissued common stock to the holders of the New Senior Notes who tendered in the offering, to the holders of the Junior Notes who tendered in the offer, and to LJH in connection with its partial exercise of the LJH Warrant (see Note 5). See Note 3 for further information regarding the August 2005 tender offer.
In October 2005, the Company’s registration statement on Form S-1 with respect to a rights offering became effective. In the rights offering, stockholders holding shares of the Company’s common stock as of October 19, 2005 (the “record date”) had the right to purchase additional shares of the Company’s post-reverse split common stock for a subscription price of $4.80 per share ($0.12 per pre-reverse split share). For every 40 pre-reverse split shares (one post-reverse split share) of common stock held on the record date, stockholders were granted 1.50 subscription rights. Also, the Company allowed LJH the right to use amounts due to it under a promissory note (see Note 4 for a description of this note) as consideration for the purchase of a portion of the shares that LJH was permitted to purchase in the rights offering.
On November 22, 2005, the Company closed on cash subscriptions to purchase 5,491 shares of the Company’s common stock for an aggregate purchase price of $26,358 and a subscription from LJH to purchase 3,960 shares of the Company’s common stock for an aggregate purchase price of $19,007 using the proceeds of the loan due from the Company to LJH. After completion of the rights offering, the Company had 21,441 shares of common stock outstanding. See Notes 10 and 15 for further information.
In April 2006, the Company closed on a series of transactions with its principal stockholders relating to its senior debt. First, on April 10, 2006, the Company closed on a financing arrangement in which LJH, which currently owns approximately 72% of the Company’s outstanding common stock, acquired the $17,814 Monroe Capital Loans, with affiliates of Owl Creek Asset Management, L.P. (“Owl Creek”), which currently owns approximately 17% of the Company’s outstanding common stock, simultaneously acquiring a 20% participation interest in those loans. Additionally, on April 20, 2006, in conjunction with the refinancing of the CIT Group Credit Facility (see below), the Company obtained a new $6,000 senior secured term loan from LJH and Owl Creek (collectively with the Monroe Capital Loans, the “LJH Term Loans”). The LJH Term Loans all mature on December 31, 2007, bear interest at LIBOR plus 1.75% per annum and are secured by a lien on substantially all of the Company’s assets. Also, in conjunction with the closing of the LJH Term Loans, the Company paid in full the CIT Term Loan and entered into other modifications, including amendments and waivers to debt covenant violations as of December 31, 2005, to the CIT Group Credit Facility. The Company also obtained waivers of all defaults and events of default from LJH under the LJH Term Loans (the defaults were as of December 31, 2005 and related to the Monroe Capital Loans). As of April 20, 2006, and after completion of these transactions, the outstanding aggregate amount borrowed under the Amended CIT Group Revolving Line of Credit was $0, the CIT Group Term Loan was $0, the amount of outstanding letters of credit under the revolving line of credit was $11,434 and $9,957 was available for additional borrowing under the Amended CIT Group Revolving Line of Credit. See Note 15 for information about these financing transactions.
For the year ended December 31, 2005, the Company incurred a loss from continuing operations of $22,350. The Company has also continued to require additional cash flow above amounts currently being provided from operations to meet its working capital requirements. Additionally, at certain times during 2005, the Company was not in compliance with certain financial covenants contained in its CIT Group Credit Facility and Monroe Capital Loans. The senior lenders, however, waived, and in some instances, amended all such events of non-compliance and as of December 31, 2005 the Company was in compliance with all covenant requirements, as amended, for these financing arrangements. See Note 15 for particulars.
The Company’s ability to service its debt obligations as they come due, including maintaining compliance with the covenants and provisions of all of its debt obligations is dependent upon the Company’s future financial and operating performance. That performance, in turn, is subject to various factors, including certain factors beyond the Company’s control, such as changes in conditions affecting the airline industry and changes in the overall economy. Additionally, as a result of the state of the general economy, fluctuations in the price of jet fuel, the currently on-going global war on terrorism, the war in Iraq, and a competitive price reduction in airfare prices, the airline industry, and thus the Company’s customer base, has been significantly impacted. The result for some carriers has been the filing for protection under Chapter 11 of the United States Bankruptcy Code. These factors have also resulted in some of the Company’s competitors exiting the maintenance, repair, and overhaul business.
The Company is highly leveraged and has significant obligations under its outstanding debt and lease agreements. As a result, a significant amount of cash flow from operations is needed to make required payments of the Company’s debt and lease obligations, thereby reducing funds available for other purposes. Even if the Company is able to meet its debt service and other obligations when due, the Company may not be able to comply with the covenants and other provisions under its debt instruments. A failure to comply, unless waived by the lenders, would be an event of default and would permit the lenders to accelerate the maturity of these debt obligations. It would also permit the lenders to terminate their commitments to extend additional credit under their financing agreements. Additionally, the Company’s senior credit facilities provide for the termination of the financing agreements and repayment of all obligations in the event of a material adverse change in the Company’s business, as defined. If the Company was unable to meet its obligations under its debt instruments, or if the Company could not obtain waivers of defaults under any such agreements (including defaults caused by the failure to meet financial covenants), the lenders could proceed against the collateral securing these financing obligations and exercise all other rights available to them. While the Company expects that it will be able to make all required debt payments and meet all financial covenants in 2006, there can be no assurance that it will be able to do so.
PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Investments in joint ventures are accounted for under the equity method of accounting. All significant intercompany transactions and balances have been eliminated.
ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Principal estimates made by the Company include provisions to reduce inventory to the lower of cost or fair value, the estimated profit or loss to be recognized as aircraft maintenance, design and construction services are performed, the allowances for doubtful accounts and notes receivable, the realizability of its investment in affiliates, the recoverability of its long-lived assets and goodwill, medical benefit accruals, the estimated fair value of the facilities under capital leases, and the accruals for litigation and environmental costs. A principal assumption made by the Company is that inventory will be utilized in the normal course of business and may be held for a number of years.
RECLASSIFICATIONS AND REVISIONS
Certain amounts in the 2003 and 2004 financial statements have been reclassified to conform with the 2005 presentation. In 2005, the Company has separately disclosed the operating, investing, and financing portions of cash flows attributable to discontinued operations, which in prior periods were reported on a combined basis as a single amount. For each year of the three years presented within the accompanying consolidated statements of cash flows, all cash flows relating to discontinued operations were attributable to operating activities. Also, all share numbers have been adjusted for the one-new-share-for-40-old-shares reverse split that occurred on November 22, 2005.
CASH AND CASH EQUIVALENTS
The Company considers all deposits with an original maturity of three months or less to be cash equivalents.
MARKETABLE SECURITIES
The Company accounts for investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. In accordance with SFAS No. 115, the Company has designated all marketable securities as trading securities. Trading securities, which consisted of commercial paper at December 31, 2005, are carried at fair value, with unrealized gains and losses included in earnings on a current basis. The Company determines cost on a specific identification basis.
At December 31, 2005 and 2004, marketable securities consisted of the following:

	December 31,
	2005		2004
	Fair Value	Cost	Fair Value	Cost
Trading securities	$13,978	$13,927	$—	$—

REVENUE RECOGNITION
Revenues from aircraft maintenance services and the overhaul and repair of engine services are recognized and unbilled receivables are recorded based upon the percentage of completion method. Unbilled receivables are billed on the basis of contract terms (which are generally on completion of an aircraft or engine) and deliveries. The Company recognizes revenue within its interior refurbishment and seat manufacturing operations and within its engineering services operations upon shipment.

ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK
The Company provides MRO services to commercial airlines, air cargo carriers, distributors, maintenance facilities, corporate aircraft operators and other companies. The Company performs periodic credit evaluations of its customers’ financial condition and provides allowances for doubtful accounts as required. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. Judgments are made with respect to the collectibility of accounts based on historical experience and current economic trends. The Company does not require collateral from its customers. Accrued sales not billed for aircraft and engine maintenance services are billed on the basis of contract terms (which are generally on completion of an aircraft or engine) and deliveries. Accrued sales not billed amounted to $10,940 and $11,601 at December 31, 2005 and 2004, respectively, and are included in accounts receivable in the accompanying consolidated balance sheets. Additionally, billings in excess of costs approximated $3,416 and $3,453 at December 31, 2005 and 2004, respectively, and are included in other current liabilities in the accompanying consolidated balance sheets.
The Company’s top ten customers accounted for approximately 76.7%, 78.2%, and 75.9% of operating revenues, respectively, for the years ended December 31, 2005, 2004 and 2003. One customer accounted for 32.8%, 28.2%, and 26.0%, a second customer accounted for 13.3%, 6.6%, and 0.0%, a third customer accounted for 11.6%, 14.0%, and 17.1%, and a fourth customer accounted for 6.7%, 11.7%, and 7.6%, of operating revenues for the years ended December 31, 2005, 2004 and 2003, respectively. No other customer accounted for more than 10% of operating revenues during fiscal years 2005, 2004 and 2003. While the relative significance of any particular customer varies from period to period, the loss of, or significant curtailments of purchases of our services by, one or more of our significant customers at any time, would adversely affect our revenue and cash flows.
As of December 31, 2005, one customer accounted for 13.8%, a second customer accounted for 12.6%, and a third customer accounted for 10.9% of accounts receivable. As of December 31, 2004, one customer accounted for 24.2%, a second customer accounted for 14.4%, and a third customer accounted for 10.6% of accounts receivable.
INVENTORIES
Inventories, which consist primarily of new, overhauled, serviceable and repairable aircraft parts, are stated at the lower of cost or fair value based primarily on a specific identification basis and aircraft parts aging analysis. Cost is primarily determined using the first-in, first-out method. In instances where bulk purchases of inventory items are made, cost is determined based upon an allocation by management of the bulk purchase price to the individual components. Expenditures required for the recertification of parts are capitalized as inventory and are expensed as the parts associated with the recertification are sold. Cost of inventory includes raw materials, labor and overhead. The Company maintains raw materials, work in progress and finished goods inventories in support of its operations.
At December 31, 2005 and 2004, inventories consisted of the following:

	2005	2004
Finished goods	$16,374	$14,274
Work in progress	10,778	6,455
Raw materials	1,529	1,515

	$28,681	$22,244

The Company records a write-down to inventory to reduce the carrying value of its inventory to the lower of cost or market value. In determining fair value, the Company assumes that its inventory will be utilized in the normal course of business and not on a liquidation basis. Such inventory may be held for periods beyond one year. Provisions for reduction of inventory values during 2005, 2004, and 2003 were $1,200, $1,936, and $265, respectively.

FIXED ASSETS, NET
Fixed assets are stated at cost, and at December 31, 2005 and 2004, consisted of the following:

	Depreciable Life	2005	2004
Capitalized lease assets	25 & 40 years	$6,215	$6,215
Machinery and equipment	3 to 7 years	43,820	39,869
Furniture and fixtures	3 to 5 years	2,256	2,484
Leasehold improvements	Shorter of lease
	term or useful life	30,385	30,725

		82,676	79,293
Accumulated depreciation – capitalized lease assets		(2,190)	(1,626)
Accumulated depreciation – other		(50,395)	(47,130)

		$30,091	$30,537

For financial reporting purposes, the Company provides for depreciation of fixed assets using the straight-line method at annual rates sufficient to amortize the cost of the assets less estimated salvage values over the assets’ estimated useful lives. Maintenance and repair expenditures are charged to expense as incurred, and expenditures for improvements and major renewals are capitalized. The carrying amounts of assets which are sold or retired and the related accumulated depreciation are removed from the accounts in the year of disposal, and any resulting gain or loss is reflected in the statement of operations. Capitalized software for internal use is approximately $360 and $0 at December 31, 2005 and 2004, respectively. Depreciation expense, included within continuing and discontinued operations, amounted to $5,256, $5,229, and $5,514 for the years ended December 31, 2005, 2004 and 2003, respectively.
Impairments of long-lived assets are recognized when events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable and the Company’s estimate of undiscounted cash flows over the assets’ remaining estimated useful life are less than the assets’ carrying value. Measurement of the amount of impairment may be based upon appraisals, market values of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset. Throughout fiscal years 2005, 2004 and 2003, the Company has reviewed the carrying value of long-term fixed assets for impairment and has concluded that the estimated future operating cash flows anticipated to be generated during the remaining life of these assets support the current net carrying value of these assets, thus, no impairment charges have been recorded for such periods.
INTANGIBLE ASSETS
Costs associated with obtaining financing are included in the accompanying consolidated balance sheets as deferred financing costs and are being amortized over the terms of the loans to which such costs relate. Amortization of deferred financing costs included in continuing operations for the years ended December 31, 2005, 2004 and 2003 was $1,398, $1,172, and $2,867, respectively, and is included in interest expense in the accompanying consolidated statements of operations. During 2005, as a result of the conversion of the LJH Original Term Loan to common stock as a part of the rights offering (see Notes 4 and 10), the Company expensed approximately $710 of deferred financing costs. This expense is included in interest expense within the accompanying consolidated statement of operations for the year ended December 31, 2005. Also, during 2004, as a result of the Company’s refinancing activities (see Note 4), the Company expensed approximately $145 of deferred financing costs. This expense, which related to the previously outstanding credit facility, is included in interest expense within the accompanying consolidated statement of operations for the year ended December 31, 2004.
The cost and accumulated amortization of deferred financing costs as of December 31, 2005 and 2004 is as follows:

	2005	2004
Original basis	$8,543	$7,447
Accumulated amortization	(6,292)	(4,184)

	$2,251	$3,263

As required by SFAS No. 142, “Goodwill and Intangible Assets”, the Company recorded no goodwill amortization for the years ended December 31, 2005, 2004 or 2003. At December 31, 2005 and 2004, the Company had goodwill of $26,124, which is subject to the impairment tests prescribed under the statement. In accordance with SFAS No. 142, the Company has elected July 31st as it annual impairment assessment date. The Company has completed its annual impairment assessments as of July 31, 2003, July 31, 2004 and July 31, 2005, and has concluded that no impairment charge was required. Absent a significant change in the Company’s operating environment, the Company’s assessment of goodwill impairment will next be re-evaluated as of July 31, 2006 (the annual assessment date).
CUSTOMER DEPOSITS
In the normal course of its business, the Company receives payments from customers in excess of revenues that it has recognized on contracts. These deposits do not typically extend beyond a short-term period.
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
STOCK COMPENSATION PLANS
As currently permissible under SFAS No. 123, “Accounting For Stock-Based Compensation,” the Company accounts for all stock-based compensation arrangements using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued To Employees,” as interpreted by Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting For Certain Transactions Involving Stock Compensation”. Accordingly, no compensation cost is currently recognized for stock option awards granted to employees at or above fair market value of the underlying shares on the date of grant. See Note 11 for changes to this accounting treatment that will be effective for the Company starting January 1, 2006.
The following table illustrates the effects on net income and earnings per share if the Company had applied the fair value recognition of FASB Statement No. 123 to stock-based employee compensation:

	Years Ended December 31,
	2005	2004	2003
Net (loss) income – as reported	$(21,716)	$913	$(261)
Additional expense	(76)	(247)	(703)

Net (loss) income – pro forma	$(21,792)	$666	$(964)

Net (loss) income per share, basic – as reported	$(2.92)	$1.15	$(0.33)
Net (loss) income per share, diluted – as reported	(2.92)	1.15	(0.33)
Net (loss) income per share, basic – pro forma	(2.93)	0.84	(1.22)
Net (loss) income per share, diluted – pro forma	(2.93)	0.84	(1.22)
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
FINANCIAL INSTRUMENTS
The carrying amounts of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, and customer deposits approximate fair value due to the short maturity of the instruments and the provision for what management believes to be adequate reserves for potential losses. Management believes the fair values of the CIT Group Revolving Line of Credit, CIT Group Term Loan, the Monroe Capital Term Loans, and capital leases approximate the carrying amounts of the obligations in the accompanying consolidated balance sheets because management believes the interest rate of those obligations to be fair market interest rates. At December 31, 2005, the aggregate carrying value of the New Senior Notes, Old Senior Notes, and Junior Notes approximated $18,107, while the fair value of these obligations approximated $23,639.

RECENTLY ISSUED ACCOUNTING STANDARDS
In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment”, which is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation”. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (Revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 and will be adopted by the Company during the first quarter of 2006 (ending March 31, 2006). The Company has completed its assessment of this Statement and has concluded that there will be no material impact on its consolidated financial statements.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and will be adopted by the Company on January 1, 2006. The Company has completed its assessment of this Statement and has concluded that there will be no material impact on its consolidated financial statements.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes that the adoption of SFAS No. 154 will not have a material effect on its consolidated financial statements.
NOTE 2—SALE OF ASSETS AND OPERATING ENTITIES
In December 2005, the Company received notice of a payment from the liquidating trust of a former customer of its distribution operations (which was sold in fiscal 2000). The payment related to a previously written off accounts receivable from a customer that filed for bankruptcy protection. The payment, which approximated $462, was received subsequent to December 31, 2005. The Company has reflected this amount within net assets of discontinued operations and income from discontinued operations within the accompanying consolidated financial statements for the year ended December 31, 2005.
In March 2004, the Company sold an office and warehouse facility located in Miramar, Florida that had previously been used in its parts redistribution operation for a sales price of $26,000. The Company recorded the gain from its sale of the Miramar facility along with the related rental income, depreciation expense and interest expense within income from discontinued operations. Additionally, rental income, depreciation expense and interest expense for the year ended December 31, 2003 has been reclassified to income from discontinued operations within the accompanying 2003 consolidated statement of operations.
In December 2003, the Company entered into an agreement to sell an idle facility located in Covington, Kentucky for a net sales price of $454. This facility was previously part of the Company’s manufacturing operations and had no operations since fiscal 2000. The resulting gain on this sale of $411 is included within income from discontinued operations within the accompanying consolidated statement of operations for the year ended December 31, 2003.
During fiscal year 2003, the Company recognized income from discontinued operations of approximately $2,770 resulting from the elimination and settlement of contingency exposures and obligations relating to its parts redistribution operations and new parts operations, both of which were sold in December 2000, based on a current evaluation of these exposures.
In July 2002, the Company completed the sale of substantially all of the assets and business of its Aerocell Structures (“Aerocell”) operation. The net sales price was $9,600 (subject to certain post-closing adjustments), of which $9,062 was received in cash at the closing. See the 2004 Form 10-K for further information regarding this sale. For all contingency exposures relating to the sale of Aerocell, which included working capital adjustments and inventory repurchases, the Company recorded certain accruals as of December 31, 2002 in the aggregate amount of $455. During fiscal 2003, however, the Company entered into an agreement that globally settled all unresolved purchase price issues and inventory repurchase obligations. As part of this settlement, the Company released approximately $350 of the funds held in escrow to the purchaser. Further, as a result of the settlement, the Company was released from all contingencies for working capital adjustments and inventory repurchases. In light of the settlement, during fiscal 2003 the Company reversed all accruals for contingency exposures and received the net cash amount of the escrow funds (approximately $115). The total gain resulting from the settlement ($570) has been reflected within other income – net in the accompanying consolidated statement of operations for the year ended December 31, 2003.
A summary of the assets and liabilities of the discontinued operations as of December 31, 2005 and 2004 is as follows:

	2005	2004
Accounts receivable, net	$462	$12
Inventories, net	—	—
Fixed assets at net realizable value	—	—

Assets of discontinued operations	$462	$12

Accounts payable and accrued expenses	$—	$—
Notes payable	—	—

Liabilities of discontinued operations	$—	$—

The above asset amounts are net of valuation allowances of $4,763 and $4,971 as of December 31, 2005 and 2004, respectively.
NOTE 3— OFFERING AND CONSENT SOLICITATION
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
In the offering and consent solicitation, the Company offered holders of the Notes the right to receive a 15% premium payable in shares of its common stock if the holders agreed to an early conversion of their Notes into common stock during the conversion period, which expired on March 8, 2005. The Company also solicited consents from the holders of its New Senior Notes and Junior Notes to remove all material covenants contained in the indentures, including the covenant restricting the amount of senior debt that the Company may incur and the covenant requiring the Company to redeem the Notes upon a change of control. If the holders tendered their Notes, they automatically consented to the proposed amendments to the indentures. To become effective for each class of Notes, the amendments required the consent of a majority of the holders of the Notes (excluding from this computation the Notes held by the Company’s principal stockholder).
In accordance with the terms of the offer, all Notes that were properly tendered were accepted for early conversion. The Company received consents representing a majority in aggregate principal amount of the outstanding Junior Notes, and accordingly, the proposed amendments to the indenture governing the Junior Notes became effective. Since the Company did not receive consents representing a majority in aggregate principal amount of the outstanding New Senior Notes in this consent solicitation, the indenture governing the New Senior Notes was not amended at the closing of the January 2005 tender offer (see, however, the August 2005 tender offer below).
The Company received tenders and related consents from holders of 47.0% in aggregate principal amount of the New Senior Notes and tenders and related consents from holders of 75.2% in aggregate principal amount of the Junior Notes. Based on the level of premium shares that have been issued (see below), for this offering and consent solicitation, the Company recorded an inducement charge of $160 and incurred related transaction expenses of $240. The aggregate inducement charge of $400 is included in charge for early conversion of notes within the accompanying consolidated statements of operations for the year ended December 31, 2005.
At the closing of the offer, the Company issued 3,648 shares of its authorized but unissued common stock to the holders of the New Senior Notes who tendered in the offer (including 476 premium shares), 201 shares of its authorized but unissued common stock to the holders of the Junior Notes who tendered in the offer (including 26 premium shares), and 1,774 shares to LJH in connection with its partial exercise of the LJH Warrant. See Note 5 for information about the LJH Warrant.

August 2005 Tender Offer
In August 2005, the Company announced an offering to the holders of its remaining New Senior Notes and Junior Notes, and solicited consents from the holders of the remaining New Senior Notes to proposed amendments governing the New Senior Note indenture. If the holders of the New Senior Notes tendered their notes, they were automatically consenting to the proposed amendments to the indenture, which included the removal of all material covenants contained in the indenture, including the covenant restricting the amount of senior debt that the Company may incur and the covenant requiring the Company to redeem the New Senior Notes upon a change of control. No such consent was sought from the holders of the outstanding Junior Notes since the covenant protections related to the Junior Notes were previously eliminated as a result of the Company’s January 2005 tender offer (see above). This offering and consent solicitation, which was amended in September 2005, offered the remaining holders of its New Senior Notes and Junior Notes the right to receive a 15% premium for agreeing to an early conversion of their Notes into shares of the Company’s authorized but unissued common stock.
The Company received tenders and related consents from holders of 98% in aggregate principal amount of its outstanding New Senior Notes and tenders from the holders of 33% in aggregate principal amount of its outstanding Junior Notes. Based on the level of premium shares that have been issued (see below), for this offering and consent solicitation, the Company recorded an inducement charge of $155 and incurred related transaction expenses of $64. The aggregate inducement charge of $219 is included in charge for early conversion of notes within the accompanying consolidated statements of operations for the year ended December 31, 2005.
At the closing of the offer, the Company issued 4,041 shares of its authorized but unissued common stock to the holders of the New Senior Notes who tendered in the offer (including 527 premium shares), 22 shares of its authorized but unissued common stock to the holders of the Junior Notes who tendered in the offer (including 3 premium shares), and 1,514 shares to LJH in connection with the partial exercise of the LJH Warrant. See Note 5 for information about the LJH Warrant.
In accordance with the terms of the offer, all Notes that were properly tendered were accepted for early conversion. The Company received consents representing a majority in aggregate principal amount of the outstanding New Senior Notes in the consent solicitation, and accordingly, the proposed amendments to the indenture governing the New Senior Notes became effective at the closing of the August 2005 tender offer.
After consummation of the January 2005 and August 2005 offers and consent solicitations, approximately $1,221 of the New Senior Notes and $639 of the Junior Notes remain outstanding. Upon maturity of such notes in 2006 and 2007, respectively, the New Senior Notes will automatically convert into 71 shares of the Company’s authorized, but unissued common stock and the Junior Notes will automatically convert into 39 shares of the Company’s authorized, but unissued common stock. At such time, LJH will be able to complete the full exercise of the LJH Warrant and receive 47 shares of the Company’s common stock.
Finally, as related to the August tender offer and consent solicitation, in September 2005, the Company entered into a letter agreement with Owl Creek, who beneficially owned approximately $24,900 in aggregate principal amount of the New Senior Notes. In the letter agreement, Owl Creek agreed to tender the New Senior Notes that it owned in the August tender offer and to participate in the rights offering to the full extent of its basic subscription privilege (see Note 10). At the closing of the August 2005 tender offer, the Company issued 1,489 shares of its authorized, but unissued common stock to Owl Creek, which gave them the right to purchase 2,233 shares of the Company’s common stock in the rights offering. Owl Creek also agreed in the letter agreement to lock up the shares that it received in the August 2005 tender offer for 180 days.

NOTE 4—LONG-TERM DEBT
Long-term debt at December 31, 2005 and 2004 consisted of the following:

	2005	2004
Old Senior Subordinated Notes, unsecured, due in 2008 interest at 8.125% (“Old Senior Notes”)	$16,247	$16,247
New Senior Subordinated Notes, unsecured, due in 2006 interest (paid-in-kind) at 8.000% (“New Senior Notes”)	1,221	115,800
Junior Subordinated Notes, unsecured, due in 2007 interest (paid-in-kind) at 8.000% (“Junior Notes”)	639	3,514
Monroe Capital Term Loans, due in 2007 interest at LIBOR plus an advance rate plus PIK interest (12.300%)	15,195	—
The CIT Group Revolving Line of Credit, due in 2007 interest at Prime and/or Libor plus an advance rate (7.250%)	8,320	11,692
The CIT Group Term Loan, due in 2007 interest at the prevailing rate of the CIT Group Revolving Line of Credit plus 1.000% (8.250%)	4,945	6,109
Monroe Capital Line of Credit, due in 2007 interest at LIBOR plus an advance rate plus PIK interest (11.300%)	2,619	—
Term loan with a related party, due in 2008 interest paid-in-kind at 12.000% and cash at 6.000%	—	14,412
Hilco Term Loan, due in 2007 interest at Prime plus an advance rate (10.250%)	—	8,000

Total debt	49,186	175,774

Less – Current maturities	11,103	12,856

Total long-term debt	$38,083	$162,918

The aggregate maturities of long-term debt for the five years subsequent to December 31, 2005 are $11,103, $21,836, $16,247, and $0 thereafter. See Note 15 for discussions of significant modifications made to the Company’s senior debt arrangements subsequent to year-end. Also, $1,221 of the 2006 maturities and $639 of the 2007 maturities are instruments that automatically convert into common stock at their maturity unless otherwise redeemed by the Company for cash and securities prior to their maturity.
8 1/8% SENIOR SUBORDINATED NOTES DUE 2008
In 1998, the Company sold $165,000 of senior subordinated notes (“Old Notes”) with a coupon rate of 8.125% at a price of 99.395%, which mature on February 15, 2008. On February 28, 2002, $149,000 face value of these notes were cancelled as part of a note exchange in exchange for cash and securities, and substantially all of the covenants contained in the indenture relating to the remaining Old Notes were extinguished. As a result of the 2002 exchange offer and consent solicitation, $16,247 in aggregate principal amount, net of unamortized discount, of Old Notes remain outstanding at December 31, 2005. Interest on the Old Notes is payable on February 15 and August 15 of each year. The Old Senior Notes are general unsecured obligations, subordinated in right of payment to all existing and future senior debt, including indebtedness outstanding under the Amended CIT Group Revolving Line of Credit and the LJH Term Loans, and under senior credit facilities which may replace these facilities in the future, and the New Senior Notes. In addition, the Old Senior Notes are effectively subordinated to all secured obligations to the extent of the assets securing such obligations, including the Amended CIT Group Revolving Line of Credit and the LJH Term Loans. The Old Notes are redeemable, at the Company’s option, in whole or in part, at any time after February 15, 2003 for 100% of the redemption price, plus accrued and unpaid interest and liquidated damages, if any.
8% SENIOR SUBORDINATED CONVERTIBLE PIK NOTES DUE 2006
In February 2002, in connection with a capital and debt restructuring, the Company issued $100,000 face value, in aggregate, principal amount of 8.0% senior subordinated convertible paid-in-kind (“PIK”) notes (“New Senior Notes”), which mature on December 31, 2006. On March 8, 2005, in conjunction with the Company’s January 2005 offering and consent solicitation (see Note 3), the Company received tenders and related consents from holders of 47.0% in aggregate principal amount of the New Senior Notes. Additionally, on October 12, 2005, in conjunction with the Company’s August 2005 offering and consent solicitation (see Note 3), the Company received tenders and related consents from holders of 98% in aggregate principal amount of the then remaining New Senior Notes. After consummation of the tender offers and as of December 31, 2005, $1,221 of New Senior Notes remained outstanding.

The remaining New Senior Notes bear interest from the date of issuance and are payable at the Company’s option either in cash or paid-in-kind through the issuance of additional New Senior Notes semiannually on June 30 and December 31 of each year. The New Senior Notes are redeemable for cash at the Company’s option during 2006 at 77.5% of par value, plus accrued interest through the date of redemption. The New Senior Notes also provide that the holders will receive a fixed number of shares of common stock if the New Senior Notes are redeemed in 2006.
If the remaining New Senior Notes have not already been redeemed or repurchased, the New Senior Notes, including those New Senior Notes previously issued as paid-in-kind interest and all accrued but unpaid interest, will automatically convert on December 31, 2006 into 71 shares of common stock. Holders of New Senior Notes will not receive any cash payment representing principal or accrued and unpaid interest upon conversion; instead, holders will receive a fixed number of shares of common stock and a cash payment to account for any fractional shares.
8% JUNIOR SUBORDINATED CONVERTIBLE PIK NOTES DUE 2007
In September 2002, as part of a class action settlement, the Company issued $4,000 face value, in aggregate, junior subordinated convertible PIK notes (“Junior Notes”). On March 8, 2005, in conjunction with the Company’s January 2005 offering and consent solicitation (see Note 3), the Company received tenders and related consents from holders of 75.2% in aggregate principal amount of the Junior Notes. Additionally, on October 12, 2005, in conjunction with the Company’s August 2005 offering (see Note 3), the Company received tenders from holder of 33% in aggregate principal amount of the then remaining Junior Notes.
The remaining Junior Notes bear interest at 8% and mature on January 2, 2007. Interest on the Junior Notes is payable, at the Company’s option, either in cash or paid-in-kind through the issuance of additional notes semiannually on June 30 and December 31 of each year. The Junior Notes were recorded as of September 20, 2002 (the effective date) at the then current fair value of $2,500. As a result of the Company’s tender offers, the current fair value (as of December 31, 2005) approximates $639. The discount on these Junior Notes is being accreted to the redemption value of the Junior Notes at maturity in January 2007.
The remaining Junior Notes are redeemable for cash at the Company’s option during 2006 at 77.5% of par value, plus accrued interest through the date of redemption. The Junior Notes also provide that the holders will receive a fixed number of shares of common stock if the Junior Notes are redeemed in 2006. If the remaining Junior Notes have not already been redeemed or repurchased, the Junior Notes, including those Junior Notes previously issued as paid-in-kind interest and all accrued but unpaid interest, will automatically convert on January 2, 2007 into 39 shares of common stock. Holders of Junior Notes will not receive any cash payment representing principal or accrued and unpaid interest upon conversion; instead, holders will receive a fixed number of shares of common stock and a cash payment to account for any fractional shares.
SENIOR CREDIT FACILITIES
On April 12, 2005, the Company closed on a financing arrangement with Monroe Capital Advisors LLC in which the Company obtained a $7,000 senior secured term loan and a $3,000 delayed draw term loan designated for capital expenditures. Additionally, Monroe Capital acquired the $8,000 senior secured term loan previously made to the Company by Hilco Capital LP. The original $8,000 term loan due to Hilco Capital (and acquired by Monroe Capital as part of this financing) and the new $7,000 term loan (collectively the “Term Loans”) were set to mature on December 31, 2007. The Term Loans bore cash interest at the annual rate of LIBOR (which for purposes of the Term Loans shall never be lower than 2.25%) plus 6.00% and PIK interest at the rate of 2.00% per annum. Borrowings for capital expenditures made under the $3,000 delayed draw term loan (the “Monroe Capital Line of Credit” and together with the Term Loans the “Monroe Capital Loans”) were payable in monthly installments (as set forth in the financing agreement), with the balance due on December 31, 2007. The Monroe Capital Line of Credit bore cash interest at the per annum rate of LIBOR (which for purposes of the Monroe Capital Line of Credit shall never be lower than 2.25% nor greater than 5.00%) plus 6.00% and PIK interest at the rate of 1.00% per annum. Borrowings under the Monroe Capital Loans were secured by: (i) a first lien on the assets that the Company acquires or refinances with the Monroe Capital Line of Credit, and (ii) a second lien on substantially all of the Company’s other assets.
The financing agreements related to the Monroe Capital Loans contained certain financial covenants regarding the Company’s financial performance and certain other covenants, including limitations on the incurrence of additional debt and restrictions on the payment of dividends, and provided for the termination of the Monroe Capital Loans and the repayment of all debt in the event of a change in control, as defined. In addition, an event of default under the Company’s CIT Group Credit Facility (described below) would also result in a default under the Monroe Capital Loans. At certain times during 2005, the Company was not in compliance with certain covenants contained in the Monroe Capital Loans. On April 10, 2006, LJH acquired the Monroe Capital Loans. See Note 15 for further detail of this financing arrangement.

In connection with the Monroe Capital Loans and related amendments, the Company paid aggregate fees of approximately $943. These fees were to be amortized as deferred financing fees over the term of the new loans (See Note 15).
In April 2004, the Company refinanced of all of its senior debt. In the new financing, the Company obtained the CIT Group Revolving Line of Credit, which was a $35,000 senior secured revolving line of credit, and the CIT Group Term Loan, which was a $6,400 senior secured term loan. The Company used the proceeds from the CIT Group Credit Facility to repay in full amounts outstanding under its previously outstanding senior credit facility, to repay a warrant repurchase obligation due to a previous lender (as described in Note 6-OTHER MATTERS) and for working capital.
The CIT Group Revolving Line of Credit is due December 31, 2007 and bears interest, at the Company’s option, at (a) Prime plus an advance rate ranging from 0.00% to 0.75%, or (b) LIBOR plus an advance rate ranging from 2.50% to 4.00%, with the advance rates contingent on the Company’s leverage ratio. The Company has currently elected both Prime and LIBOR options for portions of the outstanding revolving line of credit. Also, in accordance with the requirements of EITF 95-22, the Company has presented the revolving line of credit as a short-term obligation. The CIT Group Term Loan was due in quarterly installments of $291, which commenced on October 1, 2004, with the final quarterly installment set to be paid on December 31, 2007. The CIT Group Term Loan bore interest at the prevailing rate of the CIT Group Revolving Line of Credit plus one percent. Also, the CIT Group Credit Facility contains certain financial covenants regarding the Company’s financial performance and certain other covenants, including limitations on the incurrence of additional debt and restrictions on the payment of dividends, and provides for the termination of the CIT Group Credit Facility and repayment of all debt in the event of a change in control, as defined. In addition, an event of default under the Monroe Capital Loans (described above) will also result in a default under the CIT Group Credit Facility. At certain times during 2005, the Company was not in compliance with certain covenants contained in the CIT Group Credit Facility. The senior lenders, however, waived, and in some instances, amended all such events of non-compliance and as of December 31, 2005, the Company was in compliance with all covenant requirements, as amended.
Borrowings under the CIT Group Credit Facility are secured by a lien on substantially all of the Company’s assets. Borrowings under the revolving line of credit are based on a borrowing base formula that takes into account the level of the Company’s receivables and inventory. Further, the amounts that the Company can borrow under the revolving line of credit are affected by various availability reserves that can be established by the lenders under the financing agreement, and the Company’s borrowings under the revolving line of credit are limited based on the ratio of the Company’s debt to EBITDA. Finally, the agreement relating to the revolving line of credit requires that at the time of each additional borrowing, the Company must make various representations and warranties to its lenders regarding its business (including several reaffirming that there have been no changes in the status of specific aspects of the Company’s business that could reasonably be expected to have a material adverse effect upon the business operation, assets, financial condition or collateral of the Company and its subsidiaries taken as a whole), and be in compliance with various affirmative and negative covenants, all as more particularly set forth in the agreement. As of December 31, 2005, the outstanding aggregate amount borrowed under the CIT Group Revolving Line of Credit was $8,320, the outstanding CIT Group Term Loan was $4,945, the amount of outstanding letters of credit under the revolving line of credit was $12,934, and $6,500 was available for additional borrowing under the revolving line of credit.
Simultaneous with the inception of the CIT Group Credit Facility, the Company obtained the Hilco Term Loan, which was an $8,000 term loan, from Hilco Capital LP (which loan has now been assigned to Monroe Capital; see above). The Company used the proceeds from the Hilco Term Loan to repay amounts outstanding under its previously outstanding senior credit facility. See the 2004 Form 10-K for particulars of the Company refinancing of all of its previously outstanding senior debt and specifics of the Hilco Term Loan.
In connection with the CIT Group Credit Facility and the Hilco Term Loan, the Company paid aggregate fees of approximately $2,858. These fees will be amortized as deferred financing fees over the term of the new loans. In addition, as a result of these financing activities, the Company expensed approximately $145 of unamortized deferred financing costs in April 2004 which relate to its previously outstanding senior credit facility.
See Note 15 for information regarding recent modifications to the CIT Credit Facility and Monroe Capital Term Loans.
NOTE PAYABLE TO RELATED PARTY
In April 2004, the Company entered into an agreement with its principal stockholder pursuant to which it combined all of its previously outstanding debt (principal plus accrued and unpaid interest) with its principal stockholder into a related party term loan due on January 31, 2008 (the “LJH Original Term Loan”). The LJH Original Term Loan combined a $1,300 loan relating to the Brice acquisition, a $6,050 related party term loan made in May 2003, a $900 obligation related to the AMS inventory purchase, a $5,000 loan which replaced the Company’s previous term loan with Bank of America and PIK interest previously paid on these obligations. The LJH Original Term Loan bore interest at 18% per annum, 6% of which was payable in cash (or at the Company’s option, payable-in-kind) and the balance of which was payable-in-kind (“PIK”). Additionally, the PIK interest balance compounded into principal debt semi-annually in January and August. During 2005, the Company elected the full payable-in-kind election. The LJH Original Term Loan was pari-passu with the New Senior Notes, but was secured by a lien on substantially all of the Company’s assets. The LJH Original Term Loan also contained cross acceleration provisions if the Company’s obligations to the CIT Group and Monroe Capital were accelerated.
In October 2005, the Company’s registration statement on Form S-1 with respect to a rights offering became effective. As a part of the rights offering, the Company agreed to allow its principal stockholder the use of the LJH Original Term Loan as consideration (on a dollor-for-dollar basis) for the purchase of a portion of the shares that it was permitted to purchase in the rights offering. On November 22, 2005, the Company closed on a subscription from its principal stockholder to purchase 3,960 shares of the Company’s common stock for an aggregate purchase price of $19,007 (the then current balance of the LJH Original Term Loan) using the proceeds of the LJH Original Term Loan. See Note 10 for further details of the rights offering.
In April 2006, the Company closed on a new financing arrangement with LJH and Owl Creek. See Note 15 for further information about this financing arrangement.
NOTE 5—RELATED PARTY TRANSACTIONS
As partial consideration for the funding of a $6,050 term loan with the Company’ principal stockholder in 2003, of which this amount has become part of the LJH Original Term Loan (see Note 4), the Company issued a warrant (the “LJH Warrant”) to LJH to acquire, for nominal consideration, 30% of the Company’s outstanding common stock (on a fully-diluted basis) as of the day the warrant is exercised. The warrant is exercisable on or before January 31, 2007. The warrant valuation, as determined by an independent business valuation specialist through a fair market value assessment of the Company, was recorded at $1,258 in 2003. The Company recorded the value of this warrant as deferred financing costs and was amortizing this amount to expense over a three-year period (the original period of this loan). As a result of the related party term loan refinancing (see Note 4), effective April 2004 the Company reset the amortization period for the unamortized deferred financing balance and was amortizing this amount over the term of the LJH Original Term Loan. In conjunction with the Company’s rights offering (see Note 10), however, and as a result of the use by its principal stockholder of the entire balance of the LJH Original Term Loan as consideration for its purchase of shares in the rights offering, the Company wrote-off the unamortized deferred financing balance (approximately $710) at the closing of the rights offering.
In January 2005 and August 2005, the Company extended offers for early conversion of its New Senior Notes and Junior Notes. As part of these offers, the Company’s principal stockholder agreed to certain amended terms with respect to the LJH Warrant. Upon the completion of the Company’s tender offers, its principal stockholder partially exercised the LJH Warrant. As a result of these partial exercises, the Company’s principal stockholder received 1,774 shares and 1,514 shares, during the January 2005 and August 2005 tender offers, respectively, of the Company’s authorized but unissued common stock. Additionally, upon the maturity of the remaining untendered New Senior Notes and Junior Notes, which is to occur on December 31, 2006 and January 2, 2007, respectively, and the automatic conversion of these notes into common stock, LJH will have the right to exercise the remainder of the LJH Warrant to receive an additional 47 shares of common stock. See Note 3 for specifics of these tender offers.
An entity controlled by the Company’s principal stockholder purchases aircraft for resale and lease, and the Company provides aircraft maintenance service work to that entity. Management believes that services provided to that entity are charged at not less than the rates that would be charged for such services to an unaffiliated third party. During 2005, 2004 and 2003, the billings related to the services that were provided to such entity were approximately $2,203, $2,884 and $588, respectively. In addition, during 2003 the Company utilized an aircraft owned by its principal stockholder. All usage fees were no greater than would be charged by an unaffiliated third party. Expenses associated with this usage were $33 in 2003. The Company did not use this aircraft during 2004 or 2005. At December 31, 2005, the Company had a net receivable from this entity of $140, which is included within accounts receivable, net within the accompanying consolidated balance sheet. Subsequent to year end, this balance has been paid in full.
During 2005, 2004, and 2003, the Company leased certain real property from entities controlled by one of its former directors and executive officers. These facilities were previously utilized as the headquarters of two of the Company’s MRO operations. The Company has subsequently moved out of these facilities and at December 31, 2005 is liable on only one of the facility lease agreements. The Company has in turn subleased this facility to a third party. Prior to fiscal 2003, this sublease arrangement was for only a portion of the Company’s lease term. During 2003, however, this sublease arrangement was extended through the full original lease term. As a result of this sublease extension, the Company eliminated a $300 accrual previously established for the shortfall in the operating lease commitment and the amount of the original sublease income. The reversal of this accrual is reflected as a reduction to operating expenses for the year ended December 31, 2003. Payments for all of these items were approximately $327, $274, and $350 in 2005, 2004, and 2003, respectively.

During 2005, the Company has obtained some of its contract labor through Aviation Partners, a contract labor firm owned by an immediate family member of the Company’s Chief Executive Officer. Management believes that the fees charged by Aviation Partners are not less favorable to the Company than those generally made available by unrelated third party contract labor firms. Total contract labor fees paid to Aviation Partners through December 31, 2005 were $1,651, and as of December 31, 2005, the Company owed Aviation Partners approximately $100, which is included within accounts payable within the accompanying consolidated balance sheet.
The Company’s President and Chief Operating Officer serves as an officer and director and is a stockholder of Human Performance Services Company (HPSC). HPSC has in the past and currently provides advisory services to the Company. During 2005, the Company was billed $82 for services rendered by HPSC. No services were performed during 2004 or 2003. Management believes that the fees paid for these advisory services were no greater then those that would be charged by an unrelated third party and the Company’s President and COO received no direct compensation for amounts paid to HPSC for performing services on the Company’s behalf.
One of the Company’s board of directors is a stockholder in Akerman Senterfitt, which has in the past and continues to perform legal services for the Company. Management believes that the fees paid to Akerman Senterfitt were no greater then those that would be charged by an unrelated third party. The Company was billed $707, $646, and $437 for the services rendered by Akerman Senterfitt in 2005, 2004, and 2003, respectively. The Company’s board member received no direct compensation from amounts paid to Akerman Senterfitt for performing services on the Company’s behalf.
A member of the Company’s board of directors is the Chairman and CEO of Century Business Services, Inc. (“CBIZ”). CBIZ performed certain consulting services for the Company during 2005 and 2004. Management believes that the fees paid to CBIZ were no greater than those that would be charged by an unrelated third party. The Company was billed $23 and $10 for services rendered by CBIZ in 2005 and 2004, respectively. No services were provided during 2003. The Company’s board member received no direct compensation from amounts paid to CBIZ for performing services on the Company’s behalf.
During 2003 the Company utilized an aircraft owned by its Chief Executive Officer. Management believes that all usage fees were no greater than would be charged by unaffiliated third parties and TIMCO’s fees for services on the aircraft were at its normal hourly rates. Expense associated with this use was $51 in 2003. This aircraft was sold by the Company’s Chief Executive Officer during 2003.
In 2002, an entity controlled by the Company’s principal stockholder acquired the operating assets of Aviation Management Systems, Inc. (“AMS”) located in Phoenix, Arizona. Additionally, this entity assumed a lease with the City of Phoenix for facilities previously leased by AMS at the Goodyear Airport. In 2003, the Company entered into an operating sublease agreement with its principal stockholder to operate its business in these facilities. This sublease expires in April 2006. The sublease requires rental payments of $432 annually. Under the sublease agreement, the Company is also responsible for insurance, taxes and charges levied by the City of Phoenix. Further, in 2004, the Company entered into an equipment lease with its principal stockholder with respect to certain equipment and tooling used at the Goodyear facility (which equipment and tooling had been acquired by the Company’s principal stockholder in the AMS bankruptcy proceedings). The lease, which is recorded as a capital lease, is for a two-year term and requires monthly payments of $74. Management believes that the facility and equipment lease are on terms not less favorable to the Company than could be obtained from an unaffiliated third party.
During 2002, the Company sold certain real estate and fixtures located in Dallas, Texas, to the Company’s principal stockholder. The gross sale price for these assets was approximately $2,400, which was the estimated fair market value, based on a third party appraisal, on the sale date. Simultaneous with this sale, the Company entered into a lease agreement with the principal stockholder for substantially all of these assets. The term of this lease was ten years. Annual rental payments were approximately $300 per year, with the Company being responsible for, among other things, taxes, insurance and utilities. The sale and resulting leaseback qualified for sale leaseback accounting pursuant to SFAS No. 98, “Accounting for Leases”. The Company initially deferred the gain on sale of approximately $1,700 and was amortizing this gain to income over the term of the lease agreement as an offset to rent expense. In September 2005, the Company entered into an amendment to this operating lease which, among other matters, modified the lease arrangement to a month-to-month commitment. As a result of this modification and in accordance with SFAS No. 98, the unamortized deferred income of approximately $1,178 is included as a gain on sale of fixed assets within the accompanying consolidated financial statements for the year ended December 31, 2005. See Note 7 for specifics related to the exiting of this facility.
For providing credit support for a previously outstanding term loan, the Company, in September 2002, issued five-year warrants (exercisable upon grant) to purchase 19 shares of its unissued common stock at an exercise price of $42.00 per share to each of two individuals (warrants to purchase 38 shares of common stock in the aggregate), one of whom is the Company’s principal stockholder. Additionally, the Company paid approximately $50 in cash to both of these individuals. The Company recorded the value of these warrants (approximately $700) and the cash payment as deferred financing costs and amortized this amount to expense over the term of the previously outstanding term loan.

NOTE 6—COMMITMENTS AND CONTINGENCIES
LITIGATION AND CLAIMS
The Company is involved in various lawsuits and contingencies arising out of its operations in the normal course of business. In the opinion of management, the ultimate resolution of these claims and lawsuits will not have a material adverse effect upon the financial condition or results of operations of the Company.
In November 2005, the Company was named as the defendant in a lawsuit which alleges that the Company breached a purported verbal agreement for indemnification. The suit seeks damages of $6,600, plus interest, costs and attorneys fees. While the Company does not believe that any such indemnification agreement exists, believes that it has meritorious defenses to the claim and intends to vigorously defend the lawsuit, there can be no assurance as to its outcome. As of December 31, 2005, no amounts related to this lawsuit have been recorded within the accompanying consolidated financial statements.
See Note 15 for litigation matters related to the Company’s former President and Chief Operating Officer that transpired subsequent to December 31, 2005.
ENVIRONMENTAL MATTERS
The Company is taking remedial action pursuant to Environmental Protection Agency and Florida Department of Environmental Protection (“FDEP”) regulations at TIMCO-Lake City. Ongoing testing is being performed and new information is being gathered to continually assess the impact and magnitude of the required remediation efforts on the Company. During 2003, based upon the most recent cost estimates provided by environmental consultants, it was estimated that the total remaining testing, remediation and compliance costs for this facility was approximately $810. As a result, during 2003 the Company reduced its overall environmental exposure to $810 and recorded a $400 benefit by reducing a portion of this environmental accrual. This reduction was reflected as a offset to operating expenses for the year ended December 31, 2003. Additionally, during 2003 the Company secured an insurance policy to comply with the financial assurances required by the FDEP. During 2004 and 2005, the Company has proceeded with its remediation plan with no significant change in the estimated compliance costs and has maintained its insurance policy to comply with the financial assurances required by the FDEP.
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
Accrued expenses in the accompanying December 31, 2005 and 2004 consolidated balance sheets include $650 and $800, respectively, related to obligations to remediate the environmental matters described above. Future information and developments will require the Company to continually reassess the expected impact of the environmental matters discussed above. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. These uncertainties include the extent of required remediation based on testing and evaluation not yet completed and the varying costs and effectiveness of remediation methods. In the opinion of management, the ultimate resolution of these environmental exposures will not have a material adverse effect upon the financial condition or results of operations of the Company.
OTHER MATTERS
The Company has employment agreements with all of its executive officers and certain of its key employees. The employment agreements provide that such officers and key employees may earn bonuses, based upon a sliding percentage scale of their base salaries, provided the Company achieves certain financial operating results, as defined. Further, certain of these employment agreements provide for severance benefits in the event of a change of control. In December 2005, the Company terminated certain executive officers and key employees. The Company has recorded a charge of $2,100 relating to potential severance obligations due to these individuals. This amount has been fully accrued as of December 31, 2005 and is included as a charge within operating expenses within the accompanying consolidated statement of operations for the year ended December 31, 2005.

On November 1, 2005, the Company entered into an operating lease agreement with the Allegheny County Airport Authority (Pittsburgh, PA) for an engine test cell facility to be used for the repair and overhaul of CFM-56 engines. The initial term of the lease is 10 years with a cancellation option after 5 years. The lease arrangement also maintains two 5-year renewal options. Rental payments are contingent upon revenues generated by the Company within this facility and range from $0.50 per square foot to $7.00 per square foot annually. The Company will take full delivery of the facility once the current tenant has completely exited, which is anticipated to occur by the second quarter of fiscal 2006.
On April 15, 2005, the Company entered into an operating lease agreement with Maxus Leasing Group for tooling and other equipment to be used for the repair and overhaul of CFM-56 engines. The initial term of the lease is 48 months with a cancellation option, contingent upon the payment of a cancellation fee, after the first 12 months, and purchase options available to the Company at the end of each 12-month period. Rental payments approximate $1,320 per year, with the Company also responsible for insurance, taxes, and other upfront expenditures.
In August 2004, a settlement agreement for unsecured claims was reached with the entity from which the Company acquired its Oscoda, Michigan engine and airframe maintenance facilities in 1999. Pursuant to that entity’s plan of reorganization under Chapter 11 of the United States Bankruptcy Code, the Company would receive a pro rata portion of 7,000 shares of common stock in the reorganized company (Kitty Hawk, Inc.) based on the Company’s unsecured claim as compared to the total of all unsecured claims. In April 2005, the Company received 1,364 shares of new common stock in the reorganized company in settlement of its claim against that entity’s bankruptcy estate. During the fourth quarter of 2005, however, the Company sold all of the shares of common stock received and has included an aggregate gain related to these activities of $957 within the accompanying consolidated statement of operations for the year ended December 31, 2005.
In connection with a previously outstanding term loan, the Company granted to one of its lenders common stock purchase warrants to purchase shares of the Company’s common stock exercisable for par value at any time until December 31, 2005. The warrants entitled the holder to require the Company to repurchase the warrants or common shares issued upon prior exercise of the warrants at $3,400 per share ($1,079 in the aggregate). In connection with the April 2004 refinancing of the Company’s senior debt (see Note 4), the Company settled its warrant repurchase obligation to its former lender by paying $870 in cash. As a result of this settlement, the Company recognized a gain of $209. This gain is included within other income-net for the year ended December 31, 2004 within the accompanying consolidated statement of operations.
On June 30, 2003, the Company entered into a long-term purchase agreement for various inventory components to be used in the Company’s Oscoda, Michigan engine center. Contingent upon the achievement of guaranteed sales volume to the Company by the third party supply vendor, the Company was committed to this vendor to purchase an aggregate of $2,800 of inventory components over an approximate two-year period. An initial inventory purchase of $500 took place on June 30, 2003. The residual inventory purchase obligation of $2,300 was to occur in $100 monthly increments. These monthly purchase commitments were first to be reduced by inventory used in the normal course of business that was on consignment from this third party supplier. Through portions of 2003 and up through June of 2004, the third party supply vendor did not achieve the guaranteed sales volume levels and thus was in default of this purchase agreement. As a result, in June 2004, the Company terminated this purchase agreement.
During 2003, the Company terminated a lease agreement with a third party for an abandoned facility in Burnsville, Minnesota. As a result of this lease termination, the Company eliminated a $300 accrual previously established for its operating lease commitment. The elimination of this accrual is reflected as a reduction to operating expenses for the year ended December 31, 2003.
The Company leases certain buildings and office equipment under operating lease agreements. For the years ended December 31, 2005, 2004 and 2003, rent expense under all leases amounted to $7,130, $6,000, and $5,782, respectively.
Minimum rental commitments under all leases with remaining non-cancelable lease terms of one year or more as of December 31, 2005 are as follows:

	Operating Leases	Capital Leases
Years Ending December 31,
2006	$5,729	$1,059
2007	4,914	432
2008	4,493	432
2009	2,815	432
2010	2,455	432
Thereafter	15,061	3,202
Interest	—	(2,016)

	$35,467	$3,973

Included within the above operating lease commitments are obligations to related parties of $108 for fiscal year 2006.
NOTE 7—RESTRUCTURING ACTIVITIES
In June 2005, management approved a restructuring plan related to the Company’s Aircraft Interior Design operations located in Dallas, Texas. As part of the restructuring plan, the Company decided to integrate its refurbishment of aircraft interior components within its other MRO facilities and to relocate certain assets to those facilities. In addition, the Company is working with its principal stockholder to sell or sublease this Dallas facility, for which the Company recently entered into a modification of its lease arrangement for this facility and now has a month-to-month lease commitment.
The implementation of this restructuring plan began in the quarter ended June 30, 2005 and was substantially complete as of September 30, 2005. The Company’s restructuring actions resulted in total pre-tax charges, included within cost of sales, of approximately $140, which were fully recognized in the quarter ended September 30, 2005, with only the month-to-month operating lease commitment remaining for future periods.
NOTE 8—INCOME TAXES
Income tax benefit relating to continuing operations for the years ended December 31, 2005, 2004 and 2003 consists of the following:

	2005	2004	2003
Current
Federal	$—	$—	$(1,339)
State	(390)	—	353

	(390)	—	(986)

Deferred
Federal	—	—	—
State	—	—	—

	—	—	—

Income tax benefit related to continuing operations	$(390)	$—	$(986)

The entire balance of the income tax benefit reflected above for fiscal years 2005, 2004, and 2003 relates to continuing operations. There was no income tax benefit or expense for the Company’s discontinued operations for fiscal years 2005, 2004, or 2003.
The tax effects of temporary differences that give rise to significant portions of net deferred tax assets as of December 31, 2005 and 2004 are as follows:

	December 31,
	2005	2004
Deferred tax assets, net:
Allowance for doubtful accounts	$10,987	$10,083
Accruals	1,657	2,381
Write down of investment	4,748	4,748
Inventories	5,196	6,698
Property and equipment	4,471	5,546
Net operating loss/credit carry forwards	33,393	20,717
Other	(2,102)	(1,249)

	58,350	48,924
Less valuation allowance	(58,350)	(48,924)

Net deferred tax assets	$-0-	$-0-

As of December 31, 2005, the Company had federal net operating loss carryforwards of $84,274, $1,806 relating to periods prior to the Company’s 2002 restructuring of its equity and capital and $82,468 relating to its activities after such restructuring. The amount of pre-restructuring net operating loss carryforwards available for use by the Company after February 28, 2002 has been limited to $1,806, which may be utilized at a rate of $90 per year, plus net operating losses generated subsequent to February 28, 2002. In addition, as a result of transactions that have occurred between February 28, 2002 and January 3, 2005, the Company’s net operating loss carryforwards generated subsequent to the Company’s 2002 restructuring will be limited to $5,506 annually. Net operating losses not currently utilized may be carried forward for 20 years with $27,975 expiring in 2022, $25,995 expiring in 2023, $1,704 expiring in 2024, and $28,600 expiring in 2025. As of December 31, 2005 and 2004, the Company has

established a full valuation allowance to offset net deferred tax assets due to the uncertainty as to whether these net deferred tax assets will be utilized.
The reconciliation of the federal statutory rate and the Company’s effective tax rate on continuing operations is as follows for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Federal income tax (benefit) at the statutory rate	(35.0)%	(35.0)%	(35.0)%
Increase in tax rate resulting from:
Losses not currently utilized	35.0	35.0	35.0
Completion of IRS examinations	—	—	(23.8)
State income taxes, net of federal tax benefit	(1.7)	—	7.8
Temporary change in tax legislation	—	—	—
Other	—	—	(3.9)

Effective income tax rate	(1.7)%	—%	(19.9)%

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
The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share is as follows:

	Years Ended December 31,
	2005	2004	2003
Weighted average shares outstanding used in calculating basic earnings per share	7,429	791	791
Effect of dilutive options, warrants and convertible debt	—	—	—

Weighted average common and common equivalent shares	7,429	791	791

Options and warrants outstanding which are not included in the calculation of diluted earnings per share because their impact is antidilutive	499	7,711	7,560

NOTE 10— RIGHTS OFFERING
In October 2005, the Company’s registration statement on Form S-1 with respect to a rights offering became effective. In the rights offering, stockholders holding shares of the Company’s common stock as of October 19, 2005 (the “record date”) had the right to purchase additional shares of the Company’s post-reverse split common stock for a subscription price of $4.80 per share ($0.12 per pre-reverse split share). For every 40 pre-reverse split shares (one post-reverse split share) of common stock held on the record date, stockholders were granted 1.50 subscription rights. Also, the Company agreed to allow LJH to use amounts due to it under the LJH Original Term Loan (see Note 4 for a description of the LJH Original Term Loan) as consideration (on a dollar-for-dollar basis) for the purchase of a portion of the shares that LJH was permitted to purchase in the rights offering. Finally, the Company effected, simultaneously with the closing of the rights offering, a reverse split of its common stock on a one-new-share-for-forty-old-shares basis. In conjunction with the reverse split, the Company amended its certificate of incorporation to reduce its authorized common stock, $0.001 par value, from 500,000 (on a pre-reverse split basis) to a 100,000 (on a post-reverse split basis) shares.

On November 22, 2005, the Company closed on cash subscriptions to purchase 5,491 shares of the Company’s common stock for an aggregate purchase price of $26,358 and a subscription from LJH to purchase 3,960 shares of the Company’s common stock for an aggregate purchase price of $19,007 using the proceeds of the LJH Original Term Loan. Additionally, the Company incurred $580 of transaction expenses related to the completion of the rights offering. These expenses, which related to professional fees, advisory fees and document production fees, have been offset against the cash proceeds received. At the closing of the rights offering, the Company issued an aggregate of 9,451 shares. After completion of the rights offering, the Company had 21,441 shares of common stock outstanding, with LJH owning approximately 43% of the Company’s outstanding common stock and three other investment groups (Owl Creek, Loeb Partners, and Lampe, Conway & Co.) owning an aggregate of approximately 45% of the Company’s outstanding common stock. See Note 15.
As related to the rights offering, on September 20, 2005, the Company entered into a letter agreement with Owl Creek, which beneficially owned approximately $24,900 in aggregate principal amount of the New Senior Notes. In the letter agreement, Owl Creek agreed to tender the New Senior Notes that it owned in the August 2005 tender offer and to participate in the rights offering to the full extent of its basic subscription privilege. In October 2005, the Company issued 1,489 shares of its common stock to Owl Creek in the August 2005 tender offer, which gave Owl Creek the right to purchase 2,233 shares of the Company’s common stock in the rights offering. Owl Creek also agreed in the letter agreement to lock up the shares that it received in the August 2005 tender offer for 180 days. See Notes 3 and 4 for a description of the Company’s tender offers and a description of the Company’s New Senior Notes.
NOTE 11—STOCK OPTION PLANS
In November 2003, the Company adopted the 2003 Stock Incentive Plan. Pursuant to the 2003 Stock Incentive Plan, as amended in October 2005, officers, directors, key employees and independent contractors or consultants can receive options to purchase up to 2,500 shares of the Company’s common stock. No further options will be granted under the Company’s 2001 Stock Option Plan, 1996 Stock Option Plan or the Company’s 1996 Director Stock Option Plan. Any shares of common stock reserved for issuance upon the exercise of options that were not issued under such plans were cancelled. The terms of any option issued under the 2001 Stock Option Plan, the 1996 Stock Option Plan and the 1996 Director stock option plan, however, will continue to be governed by such plans and by the option agreements currently in effect for such options.
Pursuant to the 2003 Stock Incentive Plan, as amended, an aggregate of 2,500 shares of the Company’s common stock are reserved for issuance upon exercise of options granted. Pursuant to the 2001 Stock Option Plan, an aggregate of 60 shares of the Company’s common stock was reserved for issuance upon exercise of options granted. Pursuant to the 1996 Director Stock Option Plan, options to acquire a maximum of the greater of 15 shares or 2% of the number of shares of Common Stock then outstanding could have been granted to directors of the Company. Pursuant to the 1996 Stock Option Plan, options to acquire a maximum of the greater of 6 shares of Common Stock or 15% of the number of shares of Common Stock then outstanding could have been granted to executive officers, employees (including employees who are directors), independent contractors and consultants of the Company. Pursuant to the 2003 Stock Incentive Plan, the 2001 Stock Option Plan, the 1996 Director Stock Option Plan, and the 1996 Stock Option Plan (collectively “the Plans”), the price at which the Company’s common stock may be purchased upon the exercise of options granted under the Plans will be required to be at least equal to the per share fair value of the Common Stock on the date the particular options are granted. Options granted under the Plans may have maximum terms of not more than ten years. Generally, options granted under the Plans may be exercised at any time up to three months after the person to whom such options were granted is no longer employed or retained by the Company or serving on the Company’s Board of Directors.
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

The following summarizes outstanding stock options:

		Weighted
		Average
	Total	Exercise Price
Outstanding at December 31, 2002	86	621.60

Granted	3	18.80

Cancelled	—	—

Outstanding at December 31, 2003	89	600.80

Granted	13	24.80

Cancelled	(3)	(5.60)

Outstanding at December 31, 2004	99	544.40

Granted	4	6.83

Cancelled	(47)	(33.98)

Outstanding at December 31, 2005	56	$938.44

Options exercisable

At December 31, 2005	48	$833.48
At December 31, 2004	89	$470.00
At December 31, 2003	61	$874.40
Available to grant under Plans at December 31, 2005	2,461
The following table summarizes information about outstanding and exercisable stock options at December 31, 2005:

			Outstanding Weighted Average			Exercisable Weighted Average
				Remaining
				Contractual
Range of Exercise				Life	Exercise
Prices			Shares	(in years)	Price	Shares	Exercise Price
$6.00	—	$50.00	51	2.1	$32.92	44	$35.34
50.01	—	2,500.00	2	4.9	1,651.43	2	1,651.43
2,500.01	—	16,250.00	3	2.8	14,416.55	3	14,416.55

$6.00	—	$16,250.00	56	2.2	$938.44	49	$833.48

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
Using the Black-Scholes option pricing model, the Company’s pro forma net (loss) income, pro forma (loss) earnings per share and pro forma weighted average fair value of options granted, with related assumptions, are as follows:

	Years Ended December 31,
	2005	2004	2003
Pro forma net (loss) income	$(21,792)	$666	$(964)
Pro forma basic (loss) earnings per share	(2.93)	0.84	(1.22)
Pro forma diluted (loss) earnings per share	(2.93)	0.84	(1.22)
Risk free interest rates	4%	3%	3%
Expected lives	4-10 years	4-10 years	4-10 years
Expected volatility	70%	70%	70%
Weighted average grant date fair value	$6.83	$14.80	$11.20
Expected dividend yield	0%	0%	0%

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment”, which is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation”. SFAS No. 123 (Revised 2004) will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement will be adopted by the Company during the first quarter of 2006 (ending March 31, 2006).
In addition to the stock options discussed above, the Company has common stock purchase warrants outstanding as of December 31, 2005 to purchase an aggregate of 295 shares. Of these warrants, 254 entitle the holders to purchase shares of the Company’s common stock at an exercise price of $206.40 per share until February 28, 2007. This amount excludes the balance that would be issued as of December 31, 2005 if the LJH Warrant held by the Company’s principal stockholder were exercised. See Note 5.
NOTE 12—401(K) SAVINGS PLAN
Effective January 1, 1995, the Company established a qualified defined contribution plan (the “Plan”) for eligible employees. The Plan provides that employees may contribute up to the maximum percent of pretax earnings as allowed by the U.S. tax code and the Company may elect, at its discretion, to make contributions to the Plan in any year. During 2005, 2004, and 2003, the Company did not make any contributions to the Plan. The Company does not provide retired employees with health or life insurance benefits.
NOTE 13—SEGMENT INFORMATION
The Company’s operations are classified into three business segments: aircraft maintenance, repair and overhaul (MRO), aircraft interiors and engineering services, and other. The MRO segment performs maintenance, repair and modification services on aircraft and aircraft engines at five separate operating facilities. The aircraft interiors segment performs the refurbishment of aircraft interior components and the manufacturing and sale of aftermarket parts and new aircraft seats, and provides aircraft engineering services, modification design, certification, and installation of interior reconfigurations within two separate operating facilities. The other segment consists of corporate selling, general and administrative expenses, and results from discontinued operations, which are included to reconcile segment information to the consolidated financial statements.
Operating income (loss) is defined as sales less direct operating costs and expenses, excluding allocation of corporate expenses. Identifiable assets include assets used in the operation of each segment and consists of current assets, property, plant, and equipment, and goodwill.

2005	MRO	Interiors	Other	Consolidated
Net sales	$287,013	$42,539	$—	$329,552
Operating income (loss)	472	534	(15,244)	(14,238)
Identifiable assets	103,378	24,204	32,546	160,128
Depreciation and amortization	4,890	312	54	5,256
Capital expenditures	4,495	315	—	4,810
Interest expense, net	275	—	9,444	9,719

2004	MRO	Interiors	Other	Consolidated
Net sales	$267,143	$56,345	$—	$323,488
Operating income (loss)	14,028	6,825	(14,032)	6,821
Identifiable assets	112,544	12,926	11,898	137,368
Depreciation and amortization	4,886	235	108	5,229
Capital expenditures	2,497	189	7	2,693
Interest expense, net	392	—	8,010	8,402

2003	MRO	Interiors	Other	Consolidated
Net sales	$203,225	$39,289	$—	$242,514
Operating income (loss)	2,894	5,461	(6,765)	1,590
Identifiable assets	108,980	16,569	27,342	152,891
Depreciation and amortization	4,753	180	125	5,058
Capital expenditures	2,102	156	46	2,304
Interest expense, net	413	—	7,360	7,773

NOTE 14—QUARTERLY FINANCIAL DATA (UNAUDITED)
Results for the quarterly periods in the years ended December 31, 2005 and 2004 are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except earnings (loss) per share)
2005
Operating revenues	$90,682	$81,114	$78,192	$79,564
Gross profit (loss)	9,418	7,527	598	(4,259)
Income (loss) from continuing operations	1,151	1,280	(6,388)	(18,393)
Income from discontinued operations	55	44	42	493
Net income (loss)	1,206	1,324	(6,346)	(17,900)
Basic income (loss) per share from continuing operations	0.78	0.20	(0.99)	(1.20)
Diluted income (loss) per share from continuing operations	0.17	0.11	(0.99)	(1.20)
Basic income per share from discontinued operations	0.04	0.01	0.00	0.03
Diluted income per share from discontinued operations	0.01	0.00	0.00	0.03
Basic net income (loss) per share	0.82	0.21	(0.99)	(1.17)
Diluted net income (loss) per share	0.18	0.11	(0.99)	(1.17)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except earnings (loss) per share)
2004
Operating revenues	$83,532	$78,172	$74,152	$87,632
Gross profit	6,293	7,008	7,122	8,866
(Loss) income from continuing operations	(852)	(392)	168	409
Income from discontinued operations	970	144	93	373
Net income (loss)	118	(248)	261	782
Basic (loss) income per share from continuing operations	(1.08)	(0.50)	0.21	0.52
Diluted (loss) income per share from continuing operations	(1.08)	(0.50)	0.02	0.05
Basic income per share from discontinued operations	1.23	0.18	0.12	0.47
Diluted income per share from discontinued operations	1.23	0.18	0.01	0.05
Basic net income (loss) per share	0.15	(0.31)	0.33	0.99
Diluted net income (loss) per share	0.15	(0.31)	0.03	0.10
NOTE 15—SUBSEQUENT EVENTS
On February 6, 2006, LJH acquired an aggregate of 5,808 shares of the Company’s outstanding common stock, consisting of 3,029 shares from Loeb Partners Corporation and affiliated entities and 2,779 shares from LC Capital Master Fund, Ltd. Subsequent to this transaction, LJH owns 15,386 shares, or 71.8%, of the Company’s outstanding common stock.
In January 2006, the Company was sued by it former President and Chief Operating Officer for breach of his employment agreement and for related claims under North Carolina employment law. This lawsuit seeks unspecified monetary damages and declaratory relief regarding the scope and applicability of the non-compete contained in the former employee’s employment agreement. The Company terminated the employee for cause under his employment agreement and the Company is vigorously defending this lawsuit. Also, the Company has filed a countersuit against the former employee for, among other matters, misrepresentation and breach of contract . While the Company believes that it has meritorious claims and defenses, there can be no assurance as to the outcome of the lawsuit.
In April 2006, the Company closed on a series of transactions with its principal stockholders relating to its senior debt. First, on April 10, 2006, the Company closed on a financing arrangement in which LJH acquired the $17,814 Monroe Capital Loans, with affiliates of Owl Creek simultaneously acquiring a 20% participation interest in that loan. See Note 4 for a description of the Monroe Capital Loans. Additionally, effective on April 20, 2006, in conjunction with the refinancing of the CIT Group Credit Facility (see below), the Company obtained a new $6,000 senior secured term loan from LJH and Owl Creek (collectively with the Monroe Capital Loans, the “LJH Term Loans”). The LJH Term Loans all mature on December 31, 2007, bear interest at LIBOR plus 1.75% per annum and are secured by a lien on substantially all of the Company’s assets. In addition, an event of default under the amended CIT Revolving Line of Credit (described below) will also result in a default under the LJH Term Loans. The Company also obtained waivers of all defaults and events of default from LJH under the LJH Term Loans (the defaults were as of December 31, 2005 and related to the Monroe Capital Loans).

In conjunction with the closing of the LJH Term Loans (described above), the Company paid in full the CIT Term Loan and amended the CIT Group Revolving Line of Credit (the “Amended CIT Group Revolving Line of Credit”). The Amended CIT Group Revolving Line of Credit is now a $30,000 senior secured revolving line of credit, is due December 31, 2007, and bears interest, at the Company’s option, at (a) Prime, or (b) LIBOR plus 2.50%. Also, the Amended CIT Group Revolving Line of Credit contains certain financial covenants regarding the Company’s financial performance and certain other covenants, including limitations on the incurrence of additional debt and restrictions on the payment of dividends, and provides for the termination of the Amended CIT Group Revolving Line of Credit and repayment of all debt in the event of a change in control, as defined. In addition, an event of default under the LJH Term Loans (described above) will also result in a default under the Amended CIT Group Revolving Line of Credit.
Borrowings under the Amended CIT Group Revolving Line of Credit are secured by a lien on substantially all of the Company’s assets. Borrowings under the revolving line of credit are based on a borrowing base formula that takes into account the level of the Company’s receivables and inventory. Further, the amounts that the Company can borrow under the Amended CIT Group Revolving Line of Credit are affected by various availability reserves that can be established by the lenders under the financing agreement. Finally, the agreement relating to the Amended CIT Group Revolving Line of Credit requires that at the time of each additional borrowing, the Company must make various representations and warranties to its lenders regarding its business (including several reaffirming that there have been no changes in the status of specific aspects of the Company’s business that could reasonably be expected to have a material adverse effect upon the business operation, assets, financial condition or collateral of the Company and its subsidiaries taken as a whole), and be in compliance with various affirmative and negative covenants, all as more particularly set forth in the agreement. As a part of the Amended CIT Group Revolving Line of Credit, the Company’s senior lender waived and in certain instances, amended certain financial covenant defaults as of December 31, 2005 and thus cured all non-compliance as of year-end.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended December 31, 2005
(In thousands)

		Additions
	Balance at	Charged to					Balance at
	Beginning	Cost and					End of
Description	of Year	Expenses	Other		Deductions		Year
Allowances for doubtful accounts receivable:
Year ended December 31,
2003	$9,704	—	838	(C)	3,254	(A)	$5,612
2004	5,612	—	375	(C)	47	(A)	5,190
2005	5,190	2,567	—	(C)	311	(A)	7,446

Accruals relating to discontinued operations:
2003	9,466	—	—		4,451	(B)	5,015
2004	5,015	—	—		44	(B)	4,971
2005	4,971	—	—		670	(B)	4,301

(A)	Represents accounts receivable written-off.

(B)	Utilization of accruals upon disposition of business.

(C)	Represents collection on accounts previously fully reserved.