Form 10-Q
period 2006-03-31
TIMCO AVIATION SERVICES INC
filed 2006-05-19
CIK 1012159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 1-11775
TIMCO AVIATION SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	65-0665658
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

623 Radar Road	27410
Greensboro, North Carolina	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (336) 668-4410
Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer”, “accelerated filer” and “non-accelerated filer” in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer ☐          Accelerated Filer ☐          Non-accelerated Filer ☑
Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes  ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 21,441,040 shares of common stock, $.001 par value per share, were outstanding as of May 19, 2006.

TIMCO AVIATION SERVICES, INC.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$1,445	$1,318
Marketable securities	5,209	13,978
Accounts receivable, net of allowances of $6,494 at March 31, 2006 and $7,446 at December 31, 2005	42,595	48,643
Inventories	34,472	28,681
Other current assets	8,186	7,082
Net assets of discontinued operations	462	462

Total current assets	92,369	100,164

Fixed assets:
Fixed assets at cost	83,588	82,676
Less accumulated depreciation	53,857	52,585

Fixed assets, net	29,731	30,091

Other Assets:
Goodwill, net	26,124	26,124
Deferred financing costs, net	1,960	2,251
Other	1,496	1,498

Total other assets	29,580	29,873

Total assets	$151,680	$160,128

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$21,523	$21,696
Accrued expenses	13,263	13,087
Accrued interest	841	1,127
Customer deposits	24,373	21,446
Current maturities of notes payable to financial institutions	1,695	1,562
New Senior Notes due 2006	1,221	1,221
Junior subordinated notes due 2007, net	663	—
Revolving loan	587	8,320
Current maturities of capital lease obligations	498	786
Other	3,359	3,416

Total current liabilities	68,023	72,661

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(In Thousands, Except Share Data)
(Unaudited)

	March 31,	December 31,
	2006	2005
Long-term Liabilities:
Notes payable to financial institutions, net of current portion	20,856	21,197
Old Senior Notes due 2008	16,247	16,247
Capital lease obligations, net of current portion	3,136	3,187
Junior subordinated notes due 2007, net	—	639

Total long-term liabilities	40,239	41,270

Commitments and Contingencies (See notes)

Stockholders’ Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none outstanding, 15,000 shares designated Series A Junior Participating	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 21,441,040 voting shares issued and outstanding at March 31, 2006 and December 31, 2005	21	21
Additional paid-in capital	344,873	344,864
Accumulated deficit	(301,476)	(298,688)

Total stockholders’ equity	43,418	46,197

Total liabilities and stockholders’ equity	$151,680	$160,128

The accompanying notes are an integral part of these consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share Data)
(Unaudited)

	For the Three Months
	Ended March 31,
	2006	2005
Revenues, net	$85,091	$90,682
Cost of sales	80,912	81,264

Gross profit	4,179	9,418

Operating expenses	5,575	6,412

(Loss) income from operations	(1,396)	3,006

Interest expense	1,649	2,131
Charge for early conversion of notes	—	400
Other income — net	(202)	(339)

(Loss) income before income taxes and discontinued operations	(2,843)	814

Income tax benefit	31	337

(Loss) income from continuing operations before discontinued operations	(2,812)	1,151

Income from discontinued operations, net of income taxes	24	55

Net (loss) income	$(2,788)	$1,206

Basic (loss) income per share:
(Loss) income from continuing operations	$(0.13)	$0.78
Income from discontinued operations	—	0.04

Net (loss) income	$(0.13)	$0.82

Diluted (loss) income per share:
(Loss) income from continuing operations	$(0.13)	$0.17
Income from discontinued operations	—	0.01

Net (loss) income	$(0.13)	$0.18

Weighted average shares outstanding:
Basic	21,441,040	1,478,267

Diluted	21,441,040	6,673,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In Thousands, Except Share Data)
(Unaudited)

					Total
					Stockholders’
			Additional		Equity and
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss
Balance as of December 31, 2005	21,441,040	$21	$344,864	$(298,688)	$46,197

Stock compensation expense	—	—	9	—	9

Net loss and comprehensive loss	—	—	—	(2,788)	(2,788)

Balance as of March 31, 2006	21,441,040	$21	$344,873	$(301,476)	$43,418

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For the Three
	Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,788)	$1,206
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Paid-in-kind interest note obligations	135	563
Unrealized gain on trading securities	(45)	—
Non-cash stock compensation expense	9	—
Non-cash inducement charge for conversion of notes	—	160
Depreciation and amortization	1,255	1,259
Amortization of deferred financing costs	291	300
(Recovery of) provision for doubtful accounts	(549)	142
Sale of marketable securities, net	8,814	—
Change in working capital:
Accounts receivable	6,597	1,833
Inventories	(5,791)	(1,106)
Other assets	(1,102)	(761)
Accounts payable	(173)	3,074
Customer deposits	2,927	(387)
Other liabilities	(195)	788

Net cash provided by operating activities	9,385	7,071

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(895)	(699)

Net cash used in investing activities	(895)	(699)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under senior debt facilities	92,036	86,833
Payments under senior debt facilities	(99,769)	(92,863)
Payments on capital leases	(339)	(142)
Payments on term loan with financial institution	(291)	(291)
Partial exercise of LJH Warrant	—	71

Net cash used in financing activities	(8,363)	(6,392)

Net increase (decrease) in cash and cash equivalents	127	(20)
Cash and cash equivalents, beginning of period	1,318	293

Cash and cash equivalents, end of period	$1,445	$273

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$(1,413)	$(1,944)

Income taxes refunded	$31	$337

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(In Thousands)
(Unaudited)

	For the Three
	Months Ended
	March 31,
	2006	2005
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

Common stock issued in connection with conversion of New Senior Notes	$—	$54,363

Common stock issued in connection with conversion of Junior Notes	$—	$2,642

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
(Amounts and Shares in Thousands, Except Per Share Data)
1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION and LIQUIDITY
DESCRIPTION OF BUSINESS
TIMCO Aviation Services, Inc. (the “Company”), a Delaware corporation, is among the world’s largest independent providers of aviation maintenance, repair and overhaul (MRO) services for major commercial airlines, regional air carriers, aircraft leasing companies, government and military units and air cargo carriers. The Company provides MRO services through its subsidiaries: (i) Triad International Maintenance Corporation (known in the industry as TIMCO), which, with its four active locations, is one of the largest independent providers of aircraft heavy maintenance services in the world and also provides aircraft storage and line maintenance services; (ii) Brice Manufacturing, which specializes in the manufacturing and sale of new aircraft seats and aftermarket parts and in the refurbishment of aircraft interior components; (iii) TIMCO Engineered Systems, which provides engineering services both to the Company’s MRO operations and its customers; and (iv) TIMCO Engine Center, which refurbishes JT8D engines and performs on-wing repairs for both JT8D and CFM-56 series engines. In June 2005, the Company made the decision to integrate its refurbishment of aircraft interior components operations within its other MRO facilities. As a result of this decision, the Company has shut-down its Aircraft Interior Design operations located in Dallas, Texas.
During 2005, the Company completed a significant restructuring of its capital and equity, including a conversion of a majority of its outstanding New Senior Notes and Junior Notes to common stock and the completion of a rights offering. See Notes 12 and 13 for further discussion. Concurrent with the completion of the rights offering, the Company changed its capitalization by reducing the number of authorized shares of common stock from 500,000 to 100,000 and by reducing the number of its issued and outstanding shares of common stock by converting every forty shares of its issued and outstanding common stock into one share of new common stock. All shares and per share data contained herein reflects completion of the one-new-share-for-forty-old-shares reverse stock split.
On February 6, 2006, LJH, Ltd. (“LJH”), an entity controlled by the Company’s principal stockholder, acquired an aggregate of 5,808 shares of the Company’s outstanding common stock, consisting of 3,029 shares acquired from Loeb Partners Corporation and affiliated entities and 2,779 shares acquired from LC Capital Master Fund, Ltd. Subsequent to this transaction, LJH owns 15,386 shares, or 71.8%, of the Company’s outstanding common stock.
See “Liquidity” below for a description of a recently completed refinancing of the Company’s senior debt.
BASIS OF PRESENTATION
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, File No. 001-11775 (the “Form 10-K”).
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2006, the results of its operations for the three month periods ended March 31, 2006 and 2005 and its cash flows for the three month periods ended March 31, 2006 and 2005. The results of operations and cash flows for the three month period ended March 31, 2006 are not necessarily indicative of the results of operations or cash flows which may be reported for the year ending December 31, 2006.

LIQUIDITY
In April 2006, the Company closed on a series of transactions with its principal stockholders relating to its senior debt. First, on April 10, 2006, the Company closed on a financing arrangement in which LJH, which currently owns 71.8% of the Company’s outstanding common stock, acquired the $17,897 Monroe Capital Loans, with affiliates of Owl Creek Asset Management, L.P. (“Owl Creek”), which currently owns approximately 17% of the Company’s outstanding common stock, simultaneously acquiring a 20% participation interest in those loans. Additionally, on April 20, 2006, in conjunction with the refinancing of the CIT Group Credit Facility (see below), the Company obtained a new $6,000 senior secured term loan from LJH (collectively with the Monroe Capital Loans, the “LJH Term Loans”). The LJH Term Loans all mature on December 31, 2007, bear interest at LIBOR plus 1.75% per annum and are secured by a lien on substantially all of the Company’s assets. Also, in conjunction with the closing of the LJH Term Loans, the Company paid in full the CIT Term Loan (from the proceeds of the new term loan received from LJH) and entered into other modifications, including amendments and waivers to debt covenant violations as of December 31, 2005, to the CIT Group Credit Facility. The Company also obtained waivers of all defaults and events of defaults from LJH under the LJH Term Loans. As of April 20, 2006, and after completion of these transactions, the outstanding aggregate amount borrowed under the Amended CIT Group Revolving Line of Credit was $0, the CIT Group Term Loan was $0, the amount of outstanding letters of credit under the Amended CIT Group Revolving Line of Credit was $11,434 and $9,957 was available for additional borrowing under the Amended CIT Group Revolving Line of Credit. See Notes 7, 8, and 16 for additional information about these financing transactions.
For the year ended December 31, 2005 and the three month period ended March 31, 2006, the Company incurred a loss from continuing operations of $22,350 and $2,812, respectively. Also, for the year ended December 31, 2005, the Company continued to require additional cash flow above amounts currently being provided from operations to meet its working capital requirements. Additionally, at certain times during 2005 and in the first quarter of 2006, the Company was not in compliance with certain financial covenants contained in its CIT Group Credit Facility and Monroe Capital Loans. The senior lenders, however, waived, and in some instances, amended all such events of non-compliance and as of December 31, 2005 and March 31, 2006 the Company was in compliance with all covenant requirements, as amended, for these financing arrangements. See Note 16 for particulars.
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
The Company has significant debt under its outstanding debt and lease agreements. As a result, a significant amount of cash flow from operations is needed to make required payments of the Company’s debt and lease obligations, thereby reducing funds available for other purposes. Even if the Company is able to meet its debt service and other obligations when due, the Company may not be able to comply with the covenants and other provisions under its debt instruments. A failure to comply, unless waived by the lenders, would be an event of default and would permit the lenders to accelerate the maturity of these debt obligations. It would also permit the lenders to terminate their commitments to extend additional credit under their financing agreements. Additionally, the Company’s senior credit facilities provide for the termination of the financing agreements and repayment of all obligations in the event of a material adverse change in the Company’s business, as defined. If the Company was unable to meet its obligations under its debt instruments, or if the Company could not obtain waivers of defaults under any such agreements (including defaults caused by the failure to meet financial covenants), the lenders could proceed against the collateral securing these financing obligations and exercise all other rights available to them. While the Company expects that it will be able to make all required debt payments and meet all financial covenants in 2006, there can be no assurance that it will be able to do so.
2. STOCK COMPENSATION PLANS
In the first quarter of fiscal 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, (“SFAS 123R”) which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” for our stock-based employee and director compensation plans. SFAS 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). Prior to the adoption of SFAS No. 123R, as permitted by SFAS No. 123, the Company accounted for similar transactions in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, no compensation expense was recognized in the statements of operations for options granted with exercise prices equal to the fair value of the Company’s common stock on the date of grant.
Effective for the first quarter of fiscal 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective approach to transition. Accordingly, prior year amounts have not been restated. Under the modified prospective approach, the provisions of SFAS No. 123R are to be applied to new awards granted after December 31, 2005, and the Company is required to recognize compensation expense for stock options granted prior to the adoption of SFAS No. 123R under the fair value method and recognize those amounts over the remaining vesting period of the stock options.
In the first quarter of fiscal 2006, the Company recorded compensation expense related to stock options that increased the loss from operations and the net loss by $9 with a $0.00 per share impact on basic and diluted earnings per share. This stock option compensation expense is included within operating expenses within the accompanying condensed consolidated statement of operations. As of March 31, 2006, unrecognized compensation costs related to stock options totaled approximately $12, which will be expensed during the remainder of fiscal 2006.
As the Company adopted SFAS 123R using the modified prospective method, information for periods prior to January 1, 2006 have not been restated to reflect the impact of applying the provisions of SFAS 123R. The following summary presents the Company’s net income and per share earnings that would have been reported had the Company recorded stock-based employee compensation cost using the fair value method of accounting set forth under SFAS 123.

Quarter Ended
March 31, 2005
Net income — as reported	$1,206
Additional expense	(19)
Net (loss) income — pro forma	1,187
Net income per share, basic — as reported	0.82
Net income per share, diluted — as reported	0.18
Net income (loss) per share, basic — pro forma	0.80
Net income (loss) per share, diluted — pro forma	0.18
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2006 Grants	2005 Grants
Expected life	5 Years	5 Years

Expected volatility	70%	70%

Risk-free interest rate	4.66%	3.99%

Dividend yield	—	—
The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding and was based on the shortcut method allowed under SAB 107 for 2006 and based upon historical trends for 2005. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. No factor for dividend yield was incorporated in the calculation of fair value, as the Company has historically not paid dividends. Pursuant to the Company’s 2003 Stock Incentive Plan (the “Plan”, see the Company’s 2005 Form 10-K for further specifics of this plan), unless otherwise determined by the Compensation Committee of the Company’s Board of Directors, one-third of the options granted under the Plan are exercisable upon grant, one-third are exercisable on the first anniversary of such grant and the final one-third are exercisable on the second anniversary of such grant.

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2006 follows:

		Weighted Average	Remaining
	Options	Exercise Price	Contractual Life
Options outstanding at December 31, 2005	56	$938.44

Options granted at market price	1	3.70

Options forfeited	—	—

Options exercised	—	—

Options outstanding at March 31, 2006	57	$925.50	1.99 Years

Options exercisable at March 31, 2006	53	$773.67	1.99 Years

3. MARKETABLE SECURITIES
The Company accounts for investments in marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. In accordance with SFAS No. 115, the Company has designated all marketable securities as trading securities. Trading securities, which consisted of commercial paper at December 31, 2005 and commercial paper and shares of common stock of UAL Corporation in settlement of a bankruptcy claim (See Note 10) at March 31, 2006, are carried at fair value, with unrealized gains and losses included in earnings on a current basis. The Company determines cost on a specific identification basis.
At March 31, 2006 and December 31, 2005, marketable securities consisted of the following:

	March 31,		December 31,
	2006		2005
	Fair Value	Cost	Fair Value	Cost
Trading securities	$5,209	$5,164	$13,978	$13,927

4. INVENTORIES
Inventories are stated at the lower of cost or market value. At March 31, 2006 and December 31, 2005, inventories consisted of the following:

	March 31,	December 31,
	2006	2005
Finished goods	$16,758	$16,374
Work in progress	15,943	10,778
Raw materials	1,771	1,529

	$34,472	$28,681

5. DEFERRED FINANCING COSTS
Costs associated with obtaining financing are included in the accompanying condensed consolidated balance sheets as deferred financing costs and are being amortized over the terms of the loans to which such costs relate. The cost and accumulated amortization of deferred financing costs as of March 31, 2006 and December 31, 2005 is as follows:

	March 31,	December 31,
	2006	2005
Original basis	$8,543	$8,543
Accumulated amortization	(6,583)	(6,292)

	$1,960	$2,251

6. DISCONTINUED OPERATIONS
In December 2005, the Company received notice of a payment from the liquidating trust of a former customer of its distribution operations (which were sold in fiscal 2000). The payment related to a previously written off accounts receivable from a customer that filed for bankruptcy protection. The payment, which approximated $462, was received subsequent to March 31, 2006. The Company has reflected this amount within net assets of discontinued operations within the accompanying condensed consolidated balance sheet for the periods ended March 31, 2006 and December 31, 2005.
7. SENIOR CREDIT FACILITIES
On April 12, 2005, the Company closed on a financing arrangement with Monroe Capital Advisors LLC in which the Company obtained a $7,000 senior secured term loan and a $3,000 delayed draw term loan designated for capital expenditures. Additionally, Monroe Capital acquired the $8,000 senior secured term loan previously made to the Company by Hilco Capital LP. The original $8,000 term loan due to Hilco Capital (and acquired by Monroe Capital as part of this financing) and the new $7,000 term loan (collectively the “Term Loans”) were set to mature on December 31, 2007. The Term Loans bore cash interest at the annual rate of LIBOR (which for purposes of the Term Loans was never to be lower than 2.25%) plus 6.00% and PIK interest at the rate of 2.00% per annum. Borrowings for capital expenditures made under the $3,000 delayed draw term loan (the “Monroe Capital Line of Credit” and together with the Term Loans the “Monroe Capital Loans”) were payable in monthly installments (as set forth in the financing agreement), with the balance due on December 31, 2007. The Monroe Capital Line of Credit bore cash interest at the per annum rate of LIBOR (which for purposes of the Monroe Capital Line of Credit was never to be lower than 2.25% nor greater than 5.00%) plus 6.00% and PIK interest at the rate of 1.00% per annum. Borrowings under the Monroe Capital Loans were secured by: (i) a first lien on the assets that the Company acquires or refinances with the Monroe Capital Line of Credit, and (ii) a second lien on substantially all of the Company’s other assets.
The financing agreements related to the Monroe Capital Loans contained certain financial covenants regarding the Company’s financial performance and certain other covenants, including limitations on the incurrence of additional debt and restrictions on the payment of dividends, and provided for the termination of the Monroe Capital Loans and the repayment of all debt in the event of a change in control, as defined. In addition, an event of default under the Company’s CIT Group Credit Facility (described below) would also result in a default under the Monroe Capital Loans. At certain times during 2005, the Company was not in compliance with certain covenants contained in the Monroe Capital Loans. On April 10, 2006, LJH acquired the Monroe Capital Loans. See Note 16 for further details regarding this financing arrangement.
In connection with the Monroe Capital Loans and related amendments, the Company paid aggregate fees of approximately $943. These fees were to be amortized as deferred financing fees over the term of the new loans (See Note 16).
In April 2004, the Company refinanced all of its senior debt. In the new financing, the Company obtained the CIT Group Revolving Line of Credit, which was a $35,000 senior secured revolving line of credit, and the CIT Group Term Loan, which was a $6,400 senior secured term loan. The CIT Group Revolving Line of Credit was due December 31, 2007 and bore interest, at the Company’s option, at (a) Prime plus an advance rate ranging from 0.00% to 0.75%, or (b) LIBOR plus an advance rate ranging from 2.50% to 4.00%, with the advance rates contingent on the Company’s leverage ratio. The Company has currently elected the Prime option for the outstanding revolving line of credit. Also, in accordance with the requirements of EITF 95-22, the Company has presented the revolving line of credit as a short-term obligation. The CIT Group Term Loan was due in quarterly installments of $291, which commenced on October 1, 2004, with the final quarterly installment set to be paid on December 31, 2007. The CIT Group Term Loan bore interest at the prevailing rate of the CIT Group Revolving Line of Credit plus one percent. Also, the CIT Group Credit Facility contains certain financial covenants regarding the Company’s financial performance and certain other covenants, including limitations on the incurrence of additional debt and restrictions on the payment of dividends, and provides for the termination of the CIT Group Credit Facility and repayment of all debt in the event of a change in control, as defined. In addition, an event of default under the Monroe Capital Loans (described above) will also result in a default under the CIT Group Credit Facility. At certain times during 2005 and during the first quarter of 2006, the Company was not in compliance with certain covenants contained in the CIT Group Credit Facility. The senior lenders, however, waived, and in some instances, amended all such events of non-compliance and as of December 31, 2005 and March 31, 2006, the Company was in compliance with all covenant requirements, as amended.
Borrowings under the CIT Group Credit Facility are secured by a lien on substantially all of the Company’s assets. Borrowings under the revolving line of credit are based on a borrowing base formula that takes into account the level of the Company’s receivables and inventory. Further, the amounts that the Company can borrow under the revolving line of credit are affected by various availability reserves that can be established by the lenders under the financing agreement, and the Company’s borrowings under the revolving line of credit were limited based on the ratio of the Company’s debt to EBITDA. Finally, the agreement relating to the revolving line of credit requires that at the time of each additional borrowing, the Company must make various representations and warranties to its lenders regarding its business (including several reaffirming that there have been no changes in the status of specific aspects of the Company’s business that could reasonably be expected to have a material adverse effect upon the business operation, assets, financial condition or collateral of the Company and its subsidiaries taken as a whole), and be in compliance with various affirmative and negative covenants, all as more particularly set forth in the agreement. As of March 31, 2006, the outstanding aggregate amount borrowed under the CIT Group Revolving Line of Credit was $587, the outstanding CIT Group Term Loan was $4,654, the amount of outstanding letters of credit under the CIT Group Revolving Line of Credit was $11,434, and $5,176 was available for additional borrowing under the CIT Group Revolving Line of Credit.
See Note 16 for information regarding recent modifications to the CIT Group Credit Facility and Monroe Capital (now LJH) Term Loans.
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
In October 2005, the Company’s registration statement on Form S-1 with respect to a rights offering became effective. As a part of the rights offering, the Company agreed to allow its principal stockholder the use of the LJH Original Term Loan as consideration (on a dollar-for-dollar basis) for the purchase of a portion of the shares that it was permitted to purchase in the rights offering. On November 22, 2005, the Company closed on a subscription from its principal stockholder to purchase 3,960 shares of the Company’s common stock for an aggregate purchase price of $19,007 (the then current balance of the LJH Original Term Loan) using the proceeds of the LJH Original Term Loan. See Note 13 for further details of the rights offering.
In April 2006, the Company closed on a new financing arrangement with LJH. See Note 16 for further information about this new financing arrangement.

9. SUBORDINATED NOTES
8% SENIOR SUBORDINATED PIK NOTES DUE 2006
In February 2002, in connection with a capital and debt restructuring, the Company issued $100,000 face value, in aggregate, principal amount of 8.0% senior subordinated convertible paid-in-kind (“PIK”) notes (“New Senior Notes”), which mature on December 31, 2006. On March 8, 2005, in conjunction with the Company’s January 2005 offering and consent solicitation (see Note 12), the Company received tenders and related consents from holders of 47.0% in aggregate principal amount of the New Senior Notes. Additionally, on October 12, 2005, in conjunction with the Company’s August 2005 offering and consent solicitation (see Note 12), the Company received tenders and related consents from holders of 98% in aggregate principal amount of the then remaining New Senior Notes. After consummation of the tender offers and as of March 31, 2006, $1,221 of New Senior Notes remained outstanding.
The remaining New Senior Notes bear interest from the date of issuance and are payable at the Company’s option either in cash or PIK through the issuance of additional New Senior Notes semiannually on June 30 and December 31 of each year. The New Senior Notes are redeemable for cash at the Company’s option during 2006 at 77.5% of par value, plus accrued interest through the date of redemption. The New Senior Notes also provide that the holders will receive a fixed number of shares of common stock if the New Senior Notes are redeemed in 2006.
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
8 1/8% SENIOR SUBORDINATED NOTES DUE 2008
In 1998, the Company sold $165,000 of senior subordinated notes (“Old Notes”) with a coupon rate of 8.125% at a price of 99.395%, which mature on February 15, 2008. On February 28, 2002, $149,000 face value of these notes were cancelled as part of a note exchange in exchange for cash and securities, and substantially all of the covenants contained in the indenture relating to the remaining Old Notes were extinguished. As a result of the 2002 exchange offer and consent solicitation, $16,247 in aggregate principal amount, net of unamortized discount, of Old Notes remain outstanding at March 31, 2006. Interest on the Old Notes is payable on February 15 and August 15 of each year. The Old Senior Notes are general unsecured obligations, subordinated in right of payment to all existing and future senior debt, including indebtedness outstanding under the Amended CIT Group Revolving Line of Credit and the LJH Term Loans, and under senior credit facilities which may replace these facilities in the future, and the New Senior Notes. In addition, the Old Senior Notes are effectively subordinated to all secured obligations to the extent of the assets securing such obligations, including the Amended CIT Group Revolving Line of Credit and the LJH Term Loans. The Old Notes are redeemable, at the Company’s option, in whole or in part, for 100% of the redemption price, plus accrued and unpaid interest and liquidated damages, if any.
8% JUNIOR SUBORDINATED PIK NOTES DUE 2007
In September 2002, the Company issued $4,000 face value, in aggregate, junior subordinated convertible PIK notes (“Junior Notes”). On March 8, 2005, in conjunction with the Company’s January 2005 offering and consent solicitation (see Note 12), the Company received tenders and related consents from holders of 75.2% in aggregate principal amount of the Junior Notes. Additionally, on October 12, 2005, in conjunction with the Company’s August 2005 offering (see Note 12), the Company received tenders from holder of 33% in aggregate principal amount of the then remaining Junior Notes.
The remaining Junior Notes bear interest at 8% and mature on January 2, 2007. Interest on the Junior Notes is payable, at the Company’s option, either in cash or paid-in-kind through the issuance of additional notes semiannually on June 30 and December 31 of each year. The Junior Notes were recorded as of September 20, 2002 (the effective date) at the then current fair value of $2,500. As a result of the Company’s tender offers, the current fair value (as of March 31, 2006) approximates $663. The discount on these Junior Notes is being accreted to the redemption value of the Junior Notes at maturity in January 2007.
The remaining Junior Notes are redeemable for cash at the Company’s option at 77.5% of par value, plus accrued interest through the date of redemption. The Junior Notes also provide that the holders will receive a fixed number of shares of common stock if the Junior Notes are redeemed in 2006.

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
10. COMMITMENTS AND CONTINGENCIES
LITIGATION AND CLAIMS
The Company is involved in various lawsuits and contingencies arising out of its operations in the normal course of business. In the opinion of management, the ultimate resolution of these claims and lawsuits will not have a material adverse effect upon the financial condition or results of operations of the Company.
In November 2005, the Company was named as the defendant in a lawsuit which alleges that the Company breached a purported verbal agreement for indemnification. The suit seeks damages of $6,600, plus interest, costs and attorneys fees. While the Company does not believe that any such indemnification agreement exists, believes that it has meritorious defenses to the claim and intends to vigorously defend the lawsuit, there can be no assurance as to its outcome. As of March 31, 2006, no amounts related to this lawsuit have been recorded within the accompanying condensed consolidated financial statements.
In January 2006, the Company was sued by it former President and Chief Operating Officer for breach of his employment agreement and for related claims under North Carolina employment law. This lawsuit seeks unspecified monetary damages and declaratory relief regarding the scope and applicability of the non-compete contained in the former employee’s employment agreement. The Company terminated the employee for cause under his employment agreement and the Company is vigorously defending this lawsuit. Also, the Company has filed a countersuit against the former employee for, among other matters, misrepresentation and breach of contract. While the Company believes that it has meritorious claims and defenses, there can be no assurance as to the outcome of the lawsuit.
ENVIRONMENTAL MATTERS
The Company is taking remedial action pursuant to Environmental Protection Agency and Florida Department of Environmental Protection (“FDEP”) regulations at TIMCO-Lake City. Ongoing testing is being performed and new information is being gathered to continually assess the impact and magnitude of the required remediation efforts on the Company. During 2003, based upon the most recent cost estimates provided by environmental consultants, it was estimated that the total remaining testing, remediation and compliance costs for this facility was approximately $810. Additionally, during 2003 the Company secured an insurance policy to comply with the financial assurances required by the FDEP. Subsequent to 2003, the Company has proceeded with its remediation plan with no significant change in the estimated compliance costs and has maintained its insurance policy to comply with the financial assurances required by the FDEP.
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
Accrued expenses in the accompanying March 31, 2006 and December 31, 2005 condensed consolidated balance sheets include $713 and $650, respectively, related to obligations to remediate the environmental matters described above. As of March 31, 2006 and December 31, 2005 the Company has no receivables from the insurance provider for these exposures. Future information and developments will require the Company to continually reassess the expected impact of the environmental matters discussed above. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. These uncertainties include the extent of required remediation based on testing and evaluation not yet completed and the varying costs and effectiveness of remediation methods. In the opinion of management, the ultimate resolution of these environmental exposures will not have a material adverse effect upon the financial condition or results of operations of the Company.

OTHER MATTERS
In February 2006, a settlement agreement for unsecured claims was reached with a current customer of the Company (UAL Corporation) relating to their filing for protection under Chapter 11 of the United States Bankruptcy Code in fiscal 2002. Pursuant to the UAL Corporation plan of reorganization, the Company received 5 shares of common stock in the reorganized company based on the Company’s unsecured claim as compared to the total of all unsecured claims. Based on the stock price of the reorganized company on February 2, 2006, which approximated $35.89 per share, the Company recorded an offset to operating expenses of $164 within the accompanying condensed consolidated financial statements for the three month period ended March 31, 2006. See Note 5.
The Company has employment agreements with all of its executive officers and certain of its key employees. The employment agreements provide that such officers and key employees may earn bonuses, based upon a sliding percentage scale of their base salaries, provided the Company achieves certain financial operating results, as defined. Further, certain of these employment agreements provide for severance benefits in the event of a change of control. In December 2005, the Company terminated several executive officers and key employees. Accrued expenses in the accompanying March 31, 2006 and December 31, 2005 condensed consolidated balance sheets include $1,750 and $2,100, respectively, related to potential severance obligations due collectively to these individuals.
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
11. RELATED PARTY TRANSACTIONS
As partial consideration for the funding of a $6,050 term loan with the Company’ principal stockholder in 2003, of which this amount has become part of the LJH Original Term Loan (see Note 8), the Company issued a warrant (the “LJH Warrant”) to LJH to acquire, for nominal consideration, 30% of the Company’s outstanding common stock (on a fully-diluted basis) as of the day the warrant is exercised. The warrant is exercisable on or before January 31, 2007. The warrant valuation, as determined by an independent business valuation specialist through a fair market value assessment of the Company, was recorded at $1,258 in 2003. The Company recorded the value of this warrant as deferred financing costs and was amortizing this amount to expense over a three-year period (the original period of this loan). In conjunction with the Company’s rights offering (see Note 13), and as a result of the use by its principal stockholder of the entire balance of the LJH Original Term Loan as consideration for its purchase of shares in the rights offering, the Company wrote-off the unamortized deferred financing balance (approximately $710) at the closing of the rights offering.
In January 2005 and August 2005, the Company extended offers for early conversion of its New Senior Notes and Junior Notes. As part of these offers, LJH agreed to certain amended terms with respect to the LJH Warrant. Upon the completion of the Company’s tender offers, LJH partially exercised the LJH Warrant. As a result of these partial exercises, the Company’s principal stockholder received 1,774 shares and 1,514 shares, during the January 2005 and August 2005 tender offers, respectively, of the Company’s authorized but unissued common stock. Additionally, upon the maturity of the remaining untendered New Senior Notes and Junior Notes, which is to occur on December 31, 2006 and January 2, 2007, respectively, and the automatic conversion of these notes into common stock, LJH will have the right to exercise the remainder of the LJH Warrant to receive an additional 47 shares of common stock. See Note 12 for specifics of these tender offers.
During 2006, the Company has obtained some of its contract labor through Aviation Partners, a contract labor firm owned by an immediate family member of the Company’s former Chief Executive Officer. Management believes that the fees charged by Aviation Partners are not less favorable to the Company than those generally made available by unrelated third party contract labor firms. Total contract labor fees paid to Aviation Partners through March 31, 2006 were $916, and as of March 31, 2006, the Company owed Aviation Partners approximately $55, which is included within accounts payable within the accompanying condensed consolidated balance sheet.

The Company’s President and Chief Operating Officer serves as an officer and director and is a stockholder of Human Performance Services Company (HPSC). HPSC has in the past and currently provides advisory services to the Company. During the first quarter of 2006, the Company was billed $77 for services rendered by HPSC. Management believes that the fees paid for these advisory services were no greater then those that would be charged by an unrelated third party and the Company’s President and COO received no direct compensation for amounts paid to HPSC for performing services on the Company’s behalf.
One of the Company’s board of directors is a stockholder in Akerman Senterfitt, which has in the past and continues to perform legal services for the Company. Management believes that the fees paid to Akerman Senterfitt were no greater then those that would be charged by an unrelated third party. The Company was billed $118 for the services rendered by Akerman Senterfitt in the first quarter of 2006. The Company’s board member received no direct compensation from amounts paid to Akerman Senterfitt for performing services on the Company’s behalf.
In 2002, an entity controlled by the Company’s principal stockholder acquired the operating assets of Aviation Management Systems, Inc. (“AMS”) located in Phoenix, Arizona. Additionally, this entity assumed a lease with the City of Phoenix for facilities previously leased by AMS at the Goodyear Airport. In 2003, the Company entered into an operating sublease agreement with its principal stockholder to operate its business in these facilities. This sublease expired in April 2006, and the Company continues to lease this facility on a month-to-month lease arrangement. The sublease requires rental payments of $432 annually. Under the sublease agreement, the Company is also responsible for insurance, taxes and charges levied by the City of Phoenix. Further, in 2004, the Company entered into an equipment lease with its principal stockholder with respect to certain equipment and tooling used at the Goodyear facility (which equipment and tooling had been acquired by the Company’s principal stockholder in the AMS bankruptcy proceedings). The lease, which is recorded as a capital lease, is for a two-year term and requires monthly payments of $74. Management believes that the facility and equipment lease are on terms not less favorable to the Company than could be obtained from an unaffiliated third party.
During 2002, the Company sold certain real estate and fixtures located in Dallas, Texas, to the Company’s principal stockholder. The gross sale price for these assets was approximately $2,400, which was the estimated fair market value, based on a third party appraisal, on the sale date. Simultaneous with this sale, the Company entered into a lease agreement with the principal stockholder for substantially all of these assets. The term of this lease was ten years. Annual rental payments were approximately $300 per year, with the Company being responsible for, among other things, taxes, insurance and utilities. The sale and resulting leaseback qualified for sale leaseback accounting pursuant to SFAS No. 98, “Accounting for Leases”. The Company initially deferred the gain on sale of approximately $1,700 and was amortizing this gain to income over the term of the lease agreement as an offset to rent expense. In September 2005, the Company entered into an amendment to this operating lease which, among other matters, converted the lease arrangement to a month-to-month commitment. See the Form 10-K for further details of this transaction.
12. OFFERING AND CONSENT SOLICITATION
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
The Company received tenders and related consents from holders of 47.0% in aggregate principal amount of the New Senior Notes and tenders and related consents from holders of 75.2% in aggregate principal amount of the Junior Notes. Based on the level of premium shares that have been issued (see below), for this offering and consent solicitation, the Company recorded an inducement charge of $160 and incurred related transaction expenses of $240. The aggregate inducement charge of $400 is included in charge for early conversion of notes within the accompanying condensed consolidated statements of operations for the period ended March 31, 2005.
At the closing of the offer, the Company issued 3,648 shares of its authorized but unissued common stock to the holders of the New Senior Notes who tendered in the offer (including 476 premium shares), 201 shares of its authorized but unissued common stock to the holders of the Junior Notes who tendered in the offer (including 26 premium shares), and 1,774 shares to LJH in connection with its partial exercise of the LJH Warrant. See Note 11 for information about the LJH Warrant.
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
The Company received tenders and related consents from holders of 98% in aggregate principal amount of its outstanding New Senior Notes and tenders from the holders of 33% in aggregate principal amount of its outstanding Junior Notes. Based on the level of premium shares that have been issued (see below), for this offering and consent solicitation, the Company recorded an inducement charge of $155 and incurred related transaction expenses of $64. The aggregate inducement charge of $219 was included as a charge for early conversion of notes for the year ended December 31, 2005.
At the closing of the offer, the Company issued 4,041 shares of its authorized but unissued common stock to the holders of the New Senior Notes who tendered in the offer (including 527 premium shares), 22 shares of its authorized but unissued common stock to the holders of the Junior Notes who tendered in the offer (including 3 premium shares), and 1,514 shares to LJH in connection with the partial exercise of the LJH Warrant. See Note 11 for information about the LJH Warrant.
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
After consummation of the January 2005 and August 2005 offers and consent solicitations, approximately $1,221 of the New Senior Notes and $663 of the Junior Notes remain outstanding. Upon maturity of such notes in 2006 and 2007, respectively, the New Senior Notes will automatically convert into 71 shares of the Company’s authorized, but unissued common stock and the Junior Notes will automatically convert into 39 shares of the Company’s authorized, but unissued common stock. At such time, LJH will be able to complete the full exercise of the LJH Warrant and receive 47 shares of the Company’s common stock.

13. RIGHTS OFFERING
In October 2005, the Company’s registration statement on Form S-1 with respect to a rights offering became effective. In the rights offering, stockholders holding shares of the Company’s common stock as of October 19, 2005 (the “record date”) had the right to purchase additional shares of the Company’s post-reverse split common stock for a subscription price of $4.80 per share ($0.12 per pre-reverse split share). For every 40 pre-reverse split shares (one post-reverse split share) of common stock held on the record date, stockholders were granted 1.50 subscription rights. Also, the Company agreed to allow LJH to use amounts due to it under the LJH Original Term Loan (see Note 8 for a description of the LJH Original Term Loan) as consideration (on a dollar-for-dollar basis) for the purchase of a portion of the shares that LJH was permitted to purchase in the rights offering. Finally, the Company effected, simultaneously with the closing of the rights offering, a reverse split of its common stock on a one-new-share-for-forty-old-shares basis. In conjunction with the reverse split, the Company amended its certificate of incorporation to reduce its authorized common stock, $0.001 par value, from 500,000 (on a pre-reverse split basis) to a 100,000 (on a post-reverse split basis) shares.
On November 22, 2005, the Company closed on cash subscriptions to purchase 5,491 shares of the Company’s common stock for an aggregate purchase price of $26,358 and a subscription from LJH to purchase 3,960 shares of the Company’s common stock for an aggregate purchase price of $19,007 using the proceeds of the LJH Original Term Loan. Additionally, the Company incurred $580 of transaction expenses related to the completion of the rights offering. These expenses, which related to professional fees, advisory fees and document production fees, were offset against the cash proceeds received. At the closing of the rights offering, the Company issued an aggregate of 9,451 shares.
As related to the rights offering, on September 20, 2005, the Company entered into a letter agreement with Owl Creek, which beneficially owned approximately $24,900 in aggregate principal amount of the New Senior Notes. In the letter agreement, Owl Creek agreed to tender the New Senior Notes that it owned in the August 2005 tender offer and to participate in the rights offering to the full extent of its basic subscription privilege. In October 2005, the Company issued 1,489 shares of its common stock to Owl Creek in the August 2005 tender offer, which gave Owl Creek the right to purchase 2,233 shares of the Company’s common stock in the rights offering. Owl Creek also agreed in the letter agreement to lock up the shares that it received in the August 2005 tender offer for 180 days, which lockup has now expired. See Notes 9 and 12 for a description of the Company’s New Senior Notes and for a description of the Company’s tender offers.
14. WEIGHTED AVERAGE SHARES
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

	For the Three
	Months Ended
	March 31,
	2006	2005
Weighted average common and common equivalent shares outstanding:
Basic	21,441,040	1,478,267
Effect of dilutive securities Convertible debt	—	3,642,618
Stock warrants and options	—	1,552,280

Diluted	21,441,040	6,673,165

Common stock equivalents outstanding which are not included in the calculation of diluted earnings per share because their impact is antidilutive	503,635	388,169

15. SEGMENT INFORMATION
The Company’s operations are classified into three business segments: aircraft maintenance, repair and overhaul (MRO), aircraft interiors and engineering services, and other. The MRO segment performs maintenance, repair and modification services on aircraft and aircraft engines at five separate operating facilities. The aircraft interiors segment performs the refurbishment of aircraft interior components and the manufacturing and sale of aftermarket parts and new aircraft seats, and provides aircraft engineering services, modification design, certification, and installation of interior reconfigurations within two separate operating facilities. The other segment consists of corporate selling, general and administrative expenses, interest expense related to the Company’s debt obligations (excluding capital lease obligations which are allocated to the particular segment to which they relate) and results from discontinued operations, which are included to reconcile segment information to the consolidated financial statements.
Operating income (loss) is defined as sales less direct operating costs and expenses, excluding allocation of corporate expenses. Identifiable assets include assets used in the operation of each segment and consists of current assets, property, plant, and equipment, and goodwill.

Three months ended March 31, 2006	MRO	Interiors	Other	Consolidated
Net sales	$71,569	$13,522	$—	$85,091
Operating income (loss)	809	1,206	(3,411)	(1,396)
Identifiable assets	107,086	21,287	23,307	151,680
Depreciation and amortization	1,215	40	—	1,255
Capital expenditures	888	7	—	895
Interest expense, net	72	—	1,577	1,649

Three months ended March 31, 2005	MRO	Interiors	Other	Consolidated
Net sales	$79,635	$11,047	$—	$90,682
Operating income (loss)	5,960	709	(3,663)	3,006
Identifiable assets	107,808	15,161	13,411	136,380
Depreciation and amortization	1,195	39	25	1,259
Capital expenditures	654	26	19	699
Interest expense, net	86	—	2,045	2,131
16. SUBSEQUENT EVENTS
In April 2006, the Company closed on a series of transactions with its principal stockholders relating to its senior debt. First, on April 10, 2006, the Company closed on a financing arrangement in which LJH acquired the $17,897 Monroe Capital Loans, with affiliates of Owl Creek simultaneously acquiring a 20% participation interest in that loan. See Note 7 for a description of the Monroe Capital Loans. Additionally, effective on April 20, 2006, in conjunction with the refinancing of the CIT Group Credit Facility (see below), the Company obtained a new $6,000 senior secured term loan from LJH (collectively with the Monroe Capital Loans, the “LJH Term Loans”). The LJH Term Loans all mature on December 31, 2007, bear interest at LIBOR plus 1.75% per annum and are secured by a lien on substantially all of the Company’s assets. In addition, an event of default under the Amended CIT Revolving Line of Credit (described below) will also result in a default under the LJH Term Loans. The Company also obtained waivers of all defaults and events of default from LJH under the LJH Term Loans.
In conjunction with the closing of the LJH Term Loans (described above), the Company paid in full the CIT Term Loan and amended the CIT Group Revolving Line of Credit (the “Amended CIT Group Revolving Line of Credit”). See Note 7 for a description of the terms of the CIT Group loans prior to the refinancing. The Amended CIT Group Revolving Line of Credit is now a $30,000 senior secured revolving line of credit, is due December 31, 2007, and bears interest, at the Company’s option, at (a) Prime, or (b) LIBOR plus 2.50%. Also, the Amended CIT Group Revolving Line of Credit contains certain financial covenants regarding the Company’s financial performance and certain other covenants, including limitations on the incurrence of additional debt and restrictions on the payment of dividends, and provides for the termination of the Amended CIT Group Revolving Line of Credit and repayment of all debt in the event of a change in control, as defined. In addition, an event of default under the LJH Term Loans (described above) will also result in a default under the Amended CIT Group Revolving Line of Credit.
Borrowings under the Amended CIT Group Revolving Line of Credit are secured by a lien on substantially all of the Company’s assets. Borrowings under the revolving line of credit are based on a borrowing base formula that takes into account the level of the Company’s receivables and inventory. Further, the amounts that the Company can borrow under the Amended CIT Group Revolving Line of Credit are affected by various availability reserves that can be established by the lenders under the financing agreement. Finally, the agreement relating to the Amended CIT Group Revolving Line of Credit requires that at the time of each additional borrowing, the Company must make various representations and warranties to its lenders regarding its business (including several reaffirming that there have been no changes in the status of specific aspects of the Company’s business that could reasonably be expected to have a material adverse effect upon the business operation, assets, financial condition or collateral of the Company and its subsidiaries taken as a whole), and be in compliance with various affirmative and negative covenants, all as more particularly set forth in the agreement. As a part of the Amended CIT Group Revolving Line of Credit, the Company’s senior lender waived and in certain instances, amended certain financial covenant defaults and as of December 31, 2005 and March 31, 2006 the Company was in compliance with all covenant requirements, as amended.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires, references to “TIMCO,” “we”, “our”, and “us”, in this Quarterly Report on Form 10-Q (“Form 10-Q”) includes TIMCO Aviation Services, Inc. and its subsidiaries. This Form 10-Q contains, or may contain, forward-looking statements, such as statements regarding our prospects, strategy and anticipated trends in the industry in which we operate. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to our operations and results of operations, competitive factors, shifts in market demand, and other risks and uncertainties, including, in addition to those described below and elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2005 (the “Form 10-K”), our ability to continue to generate sufficient working capital to meet our operating requirements and service our indebtedness, our maintaining good working relationships with our vendors and customers, competitive pricing for our products and services, our ability to achieve gross profit margins at which we can be profitable, including margins on services we perform on a fixed price basis, competition in the aircraft maintenance, repair and overhaul market and the impact on that market and on us of the ongoing global war on terrorism, the state of the domestic passenger airline industry and the financial condition of our airline customers, our ability to attract and retain qualified personnel in our businesses, utilization rates for our MRO facilities, our ability to effectively integrate future acquisitions, our ability to effectively manage our business, economic factors which affect the airline industry, generally including the amount of aircraft maintenance outsourced by various airlines, and future changes in government regulations. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying our forward-looking statements prove incorrect, actual results may differ significantly from results expressed or implied in any forward-looking statements made by us in this Form 10-Q. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.
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
A portion of our operating expenses are relatively fixed. Since we typically do not obtain long-term commitments from our customers, we must anticipate the future volume of orders based upon the historic patterns of our customers and upon discussions with our customers as to their future requirements. Cancellations, reductions or delays in orders by a customer or group of customers have in the past and could in the future have a material adverse effect on our business, financial condition and results of operations.
OPERATING SEGMENTS
Our operations are classified into two reportable segments: aircraft and engine maintenance, repair and overhaul (“MRO”) and aircraft interiors (“interiors”). Our MRO segment performs maintenance, repair and modification services on aircraft and aircraft engines at five separate operating facilities. These operating facilities provide the capabilities to service both wide body and narrow body aircraft with servicing capabilities for older generation aircraft and newly developed capabilities to support the needs of today’s newer generation aircrafts. Additionally, we provide complete repair and overhaul capabilities for the JT8D and JT8D-200 series engine, on-wing services to complement these engine types, and are expanding our service capabilities to include CFM-56 engines. Through these facilities, we provide MRO services for major commercial airlines, regional air carriers, aircraft leasing companies, government and military units and air cargo carriers.
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

THREE MONTHS ENDED MARCH 31, 2006 and 2005
Consolidated operating revenue for the three month period ended March 31, 2006 decreased $5,591, or 6.2% to $85,091, from $90,682 for the same period in 2005. Operating revenue for our MRO operations decreased to $71,569 for the quarter ended March 31, 2006, compared to $79,635 for the same period in 2005 (an $8,066, or 10.1%, decrease quarter-over-quarter). Operating revenue for our interior operations increased to $13,522 for the quarter ended March 31, 2006, compared to $11,047 for the same period in 2005 (a $2,475, or 22.4%, increase quarter-over-quarter).
During the first quarter of 2006, our revenue from our MRO operations declined as compared to the first quarter of 2005 as a result of aircraft mix, which included a larger number of smaller aircraft for which we receive a lower hourly rate, and a change in the mix of maintenance services requested by our customers during the 2006 first quarter (from more heavy maintenance service checks to less intensive maintenance checks). Also, our MRO operations have tried to better evaluate the pricing points in which we will bid and accept heavy maintenance service work, with the goal of improving gross margin results. This more stringent evaluation has resulted in our not accepting certain customer aircraft and/or programs. A part of this revenue decline within the MRO operations was partially offset by the induction, in late December 2005, of our first aircraft under a significant U.S. military MRO program. This program is anticipated to benefit the full year of fiscal 2006.
Within our interior operations, our first quarter 2006 revenues have exceeded those of the first quarter of 2005 as we have commenced shipments for several large customer structural modification programs. These customer programs, which are a part of our engineering services business, have resulted in quarter-over-quarter revenue increases of $3,949, or 78.0%. This revenue increase has been partially offset by lower sales volume within our seat manufacturing and overhaul operations as we shutdown and subsequently ramped back up our production in order to perform a full physical inventory and as a result of the shutdown, in June 2005, of our Aircraft Interior Design operations in Dallas, TX.
Our consolidated revenues and gross profit for the first quarter of 2006 continued to be unfavorably impacted by general economic conditions affecting the airline industry, which has continued to put pricing pressures on our business, and by continued overcapacity in the MRO markets in which we operate. Also, delays and changes in customer maintenance schedules have impacted us in the past and are likely to impact us in the future. Finally, changes in customers and the addition of new customers and new fleet types within several of our airframe maintenance facilities have resulted in ramp up and learning curve issues that have driven inefficiencies and caused a significant deterioration of gross profit margins.
In September 2005, America West Airlines, a primary customer of our Macon, Georgia MRO facility and a substantial customer of our Lake City, Florida and Goodyear, Arizona MRO facilities, merged with US Airways. In the near term we do not believe that this merger will adversely affect our business with America West. However, in the long term we are unable to predict the impact of this merger on our business. Additionally, on September 14, 2005, one of our largest customers, Delta Airlines, Inc., filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Based on currently available information, we do not expect the bankruptcy filing of Delta Airlines, Inc. to have a material adverse effect on our results of operations or financial position.
Consolidated gross profit decreased to $4,179 for the first three months of 2006 compared with a gross profit of $9,418 for the first three months of 2005. Consolidated gross profit as a percentage of revenue decreased to 4.9% for first quarter of 2006 compared with 10.4% for first quarter of 2005. Gross margins during any particular period are dependent upon the number and type of aircraft serviced, the contract terms under which services are performed and the efficiencies that can be obtained in the performance of such services. Significant changes in any one of these factors could have a material impact on the amount and percentage of gross profits in any particular period and from period to period. Additionally, gross profit could be impacted in the future by our evaluation of the value of our inventory. During the first quarter of 2006, we continued to evaluate market and industry exposures in connection with the establishment of appropriate reserves for inventory obsolescence. While we believe that we have appropriately valued our inventory at the lower of cost or market, additional allowances may be required in the future, depending on the market for aircraft parts during any particular period and the applicability of the parts in our inventory compared to the types of aircraft for which we are performing maintenance procedures.
Gross profit for our MRO operations declined to $2,080 for the three months ended March 31 2006, compared to $7,702 for the three months ended March 31, 2005. MRO gross profit as a percentage of revenue decreased to 2.9% for the first quarter of 2006 compared with 9.7% for the first quarter of 2005. The quarter-over-quarter decline has resulted from lower levels of nose-to-tail lines, where greater efficiencies can be achieved, the timing and type of engine sales performed during the first quarter 2006 as compared to first quarter 2005 within our engine center, a transition in the aircraft fleet type and/or customers that we are servicing, and overall lower revenue. The transition in aircraft fleet types and/or customers has resulted in additional training requirements, learning curve and ramp up issues and operational inefficiencies, thereby adversely impacting gross profit.
Gross profit for our interiors operations increased to $2,099 for the first quarter of 2006, compared to $1,716 for first quarter of 2005. Gross profit as a percentage of revenue remained flat quarter-over-quarter at 15.5%. The improvement within our interiors operation resulted from a 22.4% quarter-over-quarter increase in revenue noted above and a change in mix of active programs for our engineering services business. Also, during the first quarter of 2005, labor shortages for our seat manufacturing business resulted in additional contract labor and overtime requirements. These factors caused deteriorations to gross margin results for the first quarter of 2005.
Consolidated operating expenses for the three months ended March 31, 2006 were $5,575, compared to $6,412 for the three months ended March 31, 2005. As a percentage of revenues, consolidated operating expenses were 6.6% and 7.1% for the first quarter of 2006 and 2005, respectively. Consolidated operating expense during the first quarter 2006 was favorably impacted by the collection of $549 of accounts receivable that were either previously fully reserved or written off, including the receipt of common stock in a settlement relating to an unsecured claim which we held in a customer’s bankruptcy proceeding (see Note 10 of Notes to Condensed Consolidated Financial Statements).
As a result of these factors, loss from operations was $1,396 for the first three months of 2006, compared to income from operations of $3,006 for the first three months of 2005.
Interest expense (excluding amortization of deferred financing fees) for the first quarter ended March 31, 2006 decreased by $473 to $1,358, from $1,831 for the first quarter ended March 31, 2005. The decrease during the first quarter of 2006 compared to the first quarter of 2005 is primarily attributable to the elimination of interest expense on our related party term loan (which was used by LJH to participate in the rights offering in November 2005; see Note 13 of Notes to Condensed Consolidated Financial Statements). The reduction in interest expense through the elimination of the LJH Original Term Loan was partially offset by higher borrowing levels, in particular the establishment of the Monroe Capital Loans in April 2005.
Amortization of deferred financing costs for the first three months of 2006 was $291, compared to $300 for the 2005 same period.
During the first quarter of 2005, we completed an offering and consent solicitation (the January 2005 tender offer) relating to our New Senior Notes and our Junior Notes. As a result of this tender offer, we recognized an inducement charge of $160 relating to the value of the premium shares issued as a part of the offering. Additionally, we incurred transaction fees related to the offering of $240. See Note 12 of Notes to Condensed Consolidated Financial Statements for specifics regarding this tender offer.
Other income — net was $202 and $339 for the first three months of 2006 and 2005, respectively. Other income — net for the first three months of 2005 included a $250 gain from the receipt of life insurance proceeds on a former key employee.
As a result of the above factors, our loss from continuing operations before income taxes and discontinued operations for the three month period ended March 31, 2006 was $2,843 compared to our income from continuing operations before income taxes and discontinued operations of $814 for the three month period ended March 31, 2005.
During the first three months of 2006 and 2005, we recognized an income tax benefit of $31 and $337, respectively. These income tax benefits are primarily the result of income tax refunds for the overpayment of state taxes for our Oscoda, Michigan operations.
For the reasons set forth above, our loss from continuing operations for the three month period ended March 31, 2006 was $2,812, or $0.13 per basic share and diluted share, compared to income from continuing operations for the three month period ended March 31, 2005 of $1,151, or $0.78 per basic share and $0.17 per diluted share.
Income from discontinued operations for the first three months of 2006 was $24, or $0.00 per basic share and diluted share, compared to income of $55, or $0.04 per basic share and $0.01 per diluted share, for the first three months of 2005. Results for both the first three months of 2006 and 2005 include collections on receivables and the sale of residual inventory that remain after the sale of our redistribution operation and new parts bearings operation, all of which is fully reserved. Since our collections on assets from discontinued operations are winding down, we do not expect that our income from discontinued operations will be significant in future periods.

For the reasons set fourth above, our net loss for the first three months of 2006 was $2,788 ($0.13 per basic share and diluted share), compared to net income of $1,206 for the first three months of 2005 ($0.82 per basic share and $0.18 per diluted share).

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
The September 11, 2001 terrorist attacks against the United States of America and the resulting increase in airline insurance costs, additional government mandated passenger taxes and fees, and increased airport security costs, have had a severe impact on the aviation industry. These factors, in conjunction with an overall slowdown in the U.S. economy, a reduction in passenger levels from fiscal 2001 through fiscal 2003, and the overall instability in the Middle East (including the war on terrorism and the war in Iraq) have resulted in operating losses for U.S. airline carriers in excess of $10.3 billion for 2001, $8.6 billion for 2002, $3.6 billion for 2003, $5.0 billion for 2004, and an estimated $4.8 billion for 2005. In addition to these adverse factors, fiscal 2003 was further impacted by the outbreak of the SARS virus in Asia and fiscal years 2004 and 2005 were impacted by significantly increased fuel costs due to the high price of oil. As a result of these factors, many commercial passenger airlines and air cargo carriers reported significant reductions in their capacity. This reduction in capacity has lessened the aircraft maintenance required by such airlines (and thereby the amount of maintenance being outsourced to companies like TIMCO). These factors have also caused several carriers to file for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. The two most notable for us has been the filing for protection from creditors under Chapter 11 by United Air Lines on December 9, 2002 (United has been our largest customer during the last three fiscal years) and by Delta Airlines on September 14, 2005 (our fourth largest customer during fiscal 2005 and traditionally one of our top 10 largest customers year-over-year). As of the date of this report, United Air Lines has emerged from protection under the Bankruptcy Code, while Delta Airlines has not. In addition to those that have already filed, other carriers have publicly discussed the potential of seeking protection from creditors through a voluntary bankruptcy filing. As related to us, current exposures to carriers that are at risk of filing for protection are being continuously evaluated and monitored, though we have in the past, and may in the future, experience losses relating to these credit exposures. Additionally, the Company is positioning itself for potential favorable implications of these Chapter 11 filings and resurgence of the airlines as it is anticipated that additional maintenance outsourcing opportunities could result as these airlines look for cost reduction solutions.
We believe that all of the above factors could continue to have a negative impact on our business in the foreseeable future. These events, which have adversely affected our business, have also impacted our competition, with several of our competitors exiting the MRO business.

CONTRACTUAL PAYMENT OBLIGATION AND OTHER COMMERCIAL COMMITMENTS
Below is a table setting forth our contractual payment obligations and other commercial commitments as of March 31, 2006, which have been aggregated in order to facilitate a basic understanding of our liquidity (in thousands):

Contractual		Less than		Payments due by period
Obligations	Total	One Year		1-3 years	4-5 years	After 5 years
Revolving Credit Facility	$587	$587		$—	$—	$—
Long-Term Debt	40,682	3,579	(a)	37,103	—	—
Capital Leases	3,634	498		365	431	2,340
Operating(b) Leases	20,294	4,489		7,121	2,924	5,760
Estimated Interest Obligation (c)	6,602	3,966		2,636	—	—

Total contractual cash obligations	$71,799	$13,119		$47,225	$3,355	$8,100

Other
Commercial		Less than	Payments due by period
Commitments	Total	One Year	1-3 years	4-5 years	After 5 years
Letters of Credit (b)	11,434	11,434	—	—	—

Total Other Commercial Commitments	$11,434	$11,434	$—	$—	$—

(a)	Included within this amount is $1,221 of our New Senior Notes due 2006 and $663 of our Junior Notes due January 2007. If not redeemed or repurchased by us prior to the maturity dates of these obligations, these notes automatically convert to 71 shares and 39 shares, respectively, of our authorized but unissued common stock. See Note 9 of Notes to Condensed Consolidated Financial Statements for discussion regarding our New Senior Notes and Junior Notes.

(b)	Outstanding letters of credit primarily relate to security for our obligations to make payments on an operating lease requiring future aggregate principal payments of approximately $8,000. This amount is removed from the operating lease and total contractual cash obligations line because it is included within the letters of credit.

(c)	The estimated interest obligations were calculated using the actual balance of the revolving credit facility at March 31, 2006 and the expected outstanding balances on the short-term and long-term debt obligations, in accordance with payment obligations as detailed in the schedule above. For each debt obligation, we used the individual interest rate that was applicable as of March 31, 2006, which ranged from 7.75% to 12.36%.
We are also committed under employment agreements with all of our executive officers and several of our key employees.
See Note 16 of Notes to Condensed Consolidated Financial Statements for modifications to certain of these debt arrangements that were completed in April 2006.

LIQUIDITY
For the year ended December 31, 2005 and the three month period ended March 31, 2006, we incurred a loss from continuing operations of $22,350 and $2,812, respectively. Also, for the year ended December 31, 2005, we continued to require additional cash flow above amounts currently being provided from operations to meet our working capital requirements. Additionally, at certain times during 2005 and the first quarter of 2006, we were not in compliance with certain financial covenants contained in our CIT Group Credit Facility and Monroe Capital Loans. The senior lenders, however, waived, and in some instances, amended all such events of non-compliance and as of December 31, 2005 and March 31, 2006 we were in compliance with all covenant requirements, as amended, for these financing arrangements. See below and Note 16 of Notes to Condensed Consolidated Financial Statements for particulars.
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
In April 2006, we closed on a series of transactions related to our senior debt. First, we closed on a financing arrangement in which LJH acquired the $17,897 Monroe Capital Loans, with Owl Creek acquiring an approximate 20% participation in those loans. Additionally, effective April 20, 2006, LJH extended to us a new $6,000 senior secured term loan (collectively with the Monroe Capital Loans, the “LJH Term Loans”). The LJH Term Loans all mature on December 31, 2007, bear interest at LIBOR plus 1.75% per annum and are secured by a lien on substantially all of our assets. In addition, an event of default under the Amended CIT Revolving Line of Credit (described below) will also result in a default under the LJH Term Loans. As a part of these refinancing activities, LJH waived all defaults and events of defaults with respect to the LJH Term Loans.
In conjunction with the closing of the LJH Term Loans (described above), we paid in full the CIT Term Loan and amended the CIT Group Revolving Line of Credit (the “Amended CIT Group Revolving Line of Credit”). The Amended CIT Group Revolving Line of Credit is now a $30,000 senior secured revolving line of credit, is due December 31, 2007, and bears interest, at our option, at (a) Prime, or (b) LIBOR plus 2.50%. Also, the Amended CIT Group Revolving Line of Credit contains certain financial covenants regarding our financial performance and certain other covenants, including limitations on the incurrence of additional debt and restrictions on the payment of dividends, and provides for the termination of the Amended CIT Group Revolving Line of Credit and repayment of all debt in the event of a change in control, as defined. In addition, an event of default under the LJH Term Loans (described above) will also result in a default under the Amended CIT Group Revolving Line of Credit. Borrowings under the Amended CIT Group Revolving Line of Credit are secured by a lien on substantially all of our assets. Borrowings under the Amended CIT Group Revolving Line of Credit are based on a borrowing base formula that takes into account the level of our receivables and inventory. Further, the amounts that we can borrow under the Amended CIT Group Revolving Line of Credit are affected by various availability reserves that can be established by the lenders under the financing agreement. Finally, the agreement relating to the Amended CIT Group Revolving Line of Credit requires that at the time of each additional borrowing, we must make various representations and warranties to our lenders regarding our business (including several reaffirming that there have been no changes in the status of specific aspects of our business that could reasonably be expected to have a material adverse effect upon the business operation, assets, financial condition or collateral of us and our subsidiaries taken as a whole), and be in compliance with various affirmative and negative covenants, all as more particularly set forth in the agreement. As a part of the Amended CIT Group Revolving Line of Credit, our senior lender waived and amended certain financial covenant defaults as of December 31, 2005 and March 31, 2006 and thereby cured all non-compliance as of December 31, 2005 and March 31, 2006.

At May 18, 2006, the outstanding aggregate borrowed on the Amended CIT Group Revolving Line of Credit was $6,654, the outstanding CIT Group Term Loan was $0, outstanding letters of credit under the Amended CIT Group Revolving Line of Credit was $11,434 and $7,914 was available for additional borrowing under the Amended CIT Group Revolving Line of Credit.
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
We believe that we will meet our working capital requirements during 2006 from funds available under our revolving credit agreement and from our operations. We may also sell assets or our equity securities, or borrow additional funds, to the extent required and available. While we expect that required financing will be available to meet our working capital requirements, there can be no assurance of this expectation.
SOURCE AND USE OF CASH
Net cash provided by our continuing operating activities during the three month period ended March 31, 2006 was $9,385, compared to net cash provided by continuing operating activities during the same period of 2005 of $7,071. Decreases in accounts receivable of $6,597, increases in customer deposits of $2,927 and the proceeds from the net sale of marketable securities of $8,814 were used to fund our operations, to fund increases in inventories (related to our engineering services business and current customer programs) and other assets of $5,791 and $1,102, respectively, to reduce our borrowings under our senior credit facilities by $8,024, to purchase fixed assets of $895, and to pay capital lease obligations by $339.
SENIOR CREDIT FACILITIES
See discussion of our senior credit facilities in Note 7 to Notes to Condensed Consolidated Financial Statements and in our Form 10-K.
SUBORDINATED NOTES
See discussion of our senior credit facilities in Note 9 to Notes to Condensed Consolidated Financial Statements and in our Form 10-K.
RIGHTS OFFERING
See discussion of our senior credit facilities in Note 13 to Notes to Condensed Consolidated Financial Statements and in our Form 10-K.

CONTINGENCIES
We are involved in various litigation and environmental matters arising in the ordinary course of business. These are discussed in Note 10 of Notes to Condensed Consolidated Financial Statements. We maintain insurance coverage against certain potential claims in amounts that we believe to be adequate. Although the final outcome of these legal and environmental matters cannot be determined, based on the facts presently known, it is management’s opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.
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
See our Form 10-K for a discussion of our critical accounting policies and use of estimates. During the three month period ended March 31, 2006, except for the item noted below, there have been no material changes to our critical accounting policies and use of estimates. As of January 1, 2006, we have become self-insured for health and prescription claims under a group health insurance plan. For this plan, we maintain an insurance reserve for both unpaid claims and an estimate of claims incurred but not reported, based on historical claims information. While changes in actual claims experience could cause this reserve to change, we do not believe it is reasonably likely that the reserve level will materially change in the future.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are exposed to market risk for changes in interest rates. We have no exposure to foreign currency exchange rates or to commodity price risk. We do not hold or issue any financial instruments for trading or other speculative purposes.
Our obligations under our Amended CIT Group Revolving Line of Credit and our LJH Term Loans bear interest at floating rates and therefore, we are impacted by changes in prevailing interest rates. However, our New Senior Notes, Old Senior Notes, and Junior Notes all bear fixed interest rates and therefore we are not subject to the risk of interest rate fluctuations. A 10% change in market interest rates that affect our financial instruments would impact earnings during 2006 by approximately $315 before taxes and would change the fair value of our financial instruments by approximately $5,914.
ITEM 4: CONTROLS AND PROCEDURES
(a)	Our Chief Financial Officer and Chief Executive Officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, these officers have concluded that as of March 31, 2006 our disclosure controls and procedures were effective in timely alerting them to material information relating to our company (including our consolidated subsidiaries) required to be included in our reports filed or submitted by us under the Exchange Act.

As of March 31, 2006, we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

(b)	There have been no substantial changes in our internal controls or in other factors that could have a material affect, or are reasonably likely to have a material affect to the internal controls subsequent to the date of their evaluation in connection with the preparation of this quarterly report on Form 10-Q.

Effective April 27, 2006, Fritz Baumgartner is no longer serving as our Vice President, Corporate Controller and Chief Accounting Officer. Just subsequent to this date, we have appointed Jason Yaudes as our Corporate Controller and Chief Accounting Officer. The full transition and performance of our internal controls as related to our Chief Accounting Officer has been completed with no impact to the effectiveness of the design and operation of our disclosure controls and procedures.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 10 to the Company’s Unaudited Condensed Consolidated Financial Statements included in this filing.
ITEM 1A. RICK FACTORS
None
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
None
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS AND REPORTS ON FORMS 8-K
(a) Exhibits
31.1	Certification of CEO and CFO under Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CEO and CFO under Section 906 the Sarbanes-Oxley Act of 2002
(b) Reports on Form 8-K
During the quarter ended March 31, 2006, the Company made no filings under a Current Report of Form 8-K.
Subsequent to the quarter ended March 31, 2006, the Company filed (i) a Current Report on Form 8-K reporting under Item 8.01 the assignment of the Monroe Capital Term Loans to LJH, Ltd., (ii) a Current Report on Form 8-K reporting under Item 8.01 the Company’s financial results for the twelve month period ended December 31, 2005 and certain other matters, (iii) a Current Report on Form 8-K reporting under Item 1.01 the Company’s refinancing arrangements with its senior lenders, (iv) a Current Report on Form 8-K reporting under Item 5.02 the appointment of John R. Cawthron as the Company’s Vice Chairman of the Board of Directors and Chief Executive Officer and certain other matters, and (v) a Current Report on Form 8-K reporting under Item 5.02 the appointment of Jason Yaudes as the Company’s Corporate Controller and Chief Accounting Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
TIMCO Aviation Services, Inc.

By:	/s/ John R. Cawthron
Chief Executive Officer
(Principal Executive Officer)

Dated: May 19, 2006

Exhibit Index

Exhibit
Number	Description
31.1	Certification of CEO and CFO under Section 302 the Sarbanes-Oxley Act of 2002

31.2	Certification of CEO and CFO under Section 906 the Sarbanes-Oxley Act of 2002