Form 10-Q
period 2006-06-30
TIMCO AVIATION SERVICES INC
filed 2006-08-14
CIK 1012159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
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
Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 21,441,040 shares of common stock, $.001 par value per share, were outstanding as of August 14, 2006.

TIMCO AVIATION SERVICES, INC.
INDEX

		Page
	Part I. Financial Information

Item 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets at June 30, 2006 and December 31, 2005 (unaudited)	3-4

	Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2006 and 2005 (unaudited)	5-6

	Condensed Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2006 (unaudited)	7

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005 (unaudited)	8-9

	Notes to Condensed Consolidated Financial Statements	10

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	24

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	35

Item 4.	CONTROLS AND PROCEDURES	35

	Part II. Other Information

Item 1.	LEGAL PROCEEDINGS	36

Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	36

Item 3.	DEFAULTS UPON SENIOR SECURITIES	36

Item 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS	36

Item 5.	OTHER INFORMATION	36-38

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K	38

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$364	$1,318
Marketable securities	32	13,978
Accounts receivable, net of allowances of $6,183 at June 30, 2006 and $7,446 at December 31, 2005	49,226	48,643
Inventories	28,476	28,681
Other current assets	6,976	7,082
Net assets of discontinued operations	—	462

Total current assets	85,074	100,164

Fixed assets:
Fixed assets at cost	84,263	82,676
Less accumulated depreciation	55,451	52,585

Fixed assets, net	28,812	30,091

Other Assets:
Goodwill, net	26,124	26,124
Collateral deposit for debt obligation	5,000	—
Deferred financing costs, net	1,661	2,251
Other	1,493	1,498

Total other assets	34,278	29,873

Total assets	$148,164	$160,128

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$18,468	$21,696
Accrued expenses	17,247	13,087
Accrued interest	812	1,127
Customer deposits	16,685	21,446
Revolving loan	5,476	8,320
New Senior Notes due 2006	1,221	1,221
Junior subordinated notes due 2007, net	686	—
Current maturities of capital lease obligations	320	786
Current maturities of notes payable to financial institutions	—	1,562
Other	2,713	3,416

Total current liabilities	63,628	72,661

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – (Continued)
(In Thousands, Except Share Data)
(Unaudited)

	June 30,	December 31,
	2006	2005
Long-term Liabilities:
Term loan with related parties	25,002	—
Old Senior Notes due 2008	16,247	16,247
Capital lease obligations, net of current portion	3,108	3,187
Notes payable to financial institutions, net of current portion	—	21,197
Junior subordinated notes due 2007, net	—	639

Total long-term liabilities	44,357	41,270

Commitments and Contingencies (See notes)

Stockholders’ Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none outstanding, 15,000 shares designated Series A Junior Participating	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 21,441,040 voting shares issued and outstanding at June 30, 2006 and December 31, 2005	21	21
Additional paid-in capital	344,877	344,864
Accumulated deficit	(304,719)	(298,688)

Total stockholders’ equity	40,179	46,197

Total liabilities and stockholders’ equity	$148,164	$160,128

The accompanying notes are an integral part of these consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share Data)
(Unaudited)

	For the Three Months
	Ended June 30,
	2006	2005
Revenues, net	$88,669	$81,114
Cost of sales	81,890	73,587

Gross profit	6,779	7,527

Operating expenses	8,056	5,914

(Loss) income from operations	(1,277)	1,613

Interest expense	2,088	2,148
Gain on settlement of bankruptcy claim	—	(1,773)
Other income — net	(31)	(11)

(Loss) income from continuing operations before income taxes	(3,334)	1,249

Income tax benefit	—	31

(Loss) income from continuing operations	(3,334)	1,280

Income from discontinued operations, net of income taxes	92	44

Net (loss) income	$(3,242)	$1,324

Basic (loss) income per share:
(Loss) income from continuing operations	$(0.15)	$0.20
Income from discontinued operations	—	0.01

Net (loss) income	$(0.15)	$0.21

Diluted (loss) income per share:
(Loss) income from continuing operations	$(0.15)	$0.11
Income from discontinued operations	—	—

Net (loss) income	$(0.15)	$0.11

Weighted average shares outstanding:
Basic	21,441,040	6,413,979

Diluted	21,441,040	11,607,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share Data)
(Unaudited)

	For the Six Months
	Ended June 30,
	2006	2005
Revenues, net	$173,761	$171,796
Cost of sales	162,802	154,840

Gross profit	10,959	16,956

Operating expenses	13,631	12,337

(Loss) income from operations	(2,672)	4,619

Interest expense	3,737	4,279
Gain on settlement of bankruptcy claim	—	(1,773)
Charge for early conversion of notes	—	400
Other income — net	(233)	(350)

(Loss) income from continuing operations before income taxes	(6,176)	2,063

Income tax benefit	31	368

(Loss) income from continuing operations	(6,145)	2,431

Income from discontinued operations, net of income taxes	114	99

Net (loss) income	$(6,031)	$2,530

Basic (loss) income per share:
(Loss) income from continuing operations	$(0.29)	$0.61
Income from discontinued operations	0.01	0.03

Net (loss) income	$(0.28)	$0.64

Diluted (loss) income per share:
(Loss) income from continuing operations	$(0.29)	$0.27
Income from discontinued operations	0.01	0.01

Net (loss) income	$(0.28)	$0.28

Weighted average shares outstanding:
Basic	21,441,040	3,959,757

Diluted	21,441,040	9,154,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In Thousands, Except Share Data)
(Unaudited)

	Common Stock		Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2005	21,441,040	$21	$344,864	$(298,688)	$46,197

Stock compensation expense	—	—	13	—	13
Net loss and comprehensive loss	—	—	—	(6,031)	(6,031)

Balance as of June 30, 2006	21,441,040	$21	$344,877	$(304,719)	$40,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For the Six
	Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(6,031)	$2,530
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Paid-in-kind interest note obligations	901	1,121
Write-off of deferred financing fees	289	—
Impairment charge for fixed assets	277	—
Non-cash stock compensation expense	13	—
Gain on settlement of bankruptcy claim	—	(1,773)
Non-cash inducement charge for conversion of notes	—	160
Depreciation and amortization	2,582	2,726
Amortization of deferred financing costs	560	663
(Recovery of) provision for doubtful accounts	(616)	11
Sale of marketable securities, net	13,946	—
Change in working capital:
Accounts receivable	33	1,243
Inventories	205	(4,660)
Other assets	(4,889)	(1,521)
Accounts payable	(3,228)	412
Customer deposits	(4,761)	6,096
Other liabilities	3,477	(2,831)

Cash provided by activities from continuing operations	2,758	4,177
Cash provided by activities from discontinued operations	462	—

Net cash provided by operating activities	3,220	4,177

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(1,580)	(1,887)

Net cash used in investing activities	(1,580)	(1,887)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under senior debt facilities	170,893	177,936
Payments under senior debt facilities	(173,737)	(186,354)
Proceeds of term loan with related parties	6,000	—
Payments on term loan with financial institution	(4,946)	(581)
Payments on capital leases	(545)	(545)
Payments of deferred financing costs	(259)	(990)
Proceeds of term loan with financial institutions, net	—	8,155
Partial exercise of LJH Warrant	—	71

Net cash used in financing activities	(2,594)	(2,308)

Net decrease in cash and cash equivalents	(954)	(18)
Cash and cash equivalents, beginning of period	1,318	293

Cash and cash equivalents, end of period	$364	$275

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In Thousands)
(Unaudited)

	For the Six
	Months Ended
	June 30,
	2006	2005
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$(1,693)	$(2,126)

Income taxes refunded	$31	$368

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

Common stock issued in connection with conversion of New Senior Notes	$—	$54,363

Common stock issued in connection with conversion of Junior Notes	$—	$2,642

Available for sale investment equity change	$—	$(286)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
(Amounts and Shares in Thousands, Except Per Share Data)
1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION and LIQUIDITY
DESCRIPTION OF BUSINESS
TIMCO Aviation Services, Inc. (the “Company”), a Delaware corporation, is among the world’s largest independent providers of aviation maintenance, repair and overhaul (MRO) services for major commercial airlines, regional air carriers, aircraft leasing companies, government and military units and air cargo carriers. The Company provides MRO services through its subsidiaries: (i) Triad International Maintenance Corporation (known in the industry as TIMCO), which, with its three active locations, is one of the largest independent providers of aircraft heavy maintenance services in the world and also provides line maintenance services; (ii) Brice Manufacturing, which specializes in the manufacturing and sale of new aircraft seats and aftermarket parts and in the refurbishment of aircraft interior components; (iii) TIMCO Engineered Systems, which provides engineering services both to the Company’s MRO operations and its customers; and (iv) TIMCO Engine Center, which refurbishes JT8D engines and performs on-wing repairs for both JT8D and CFM-56 series engines. In June 2005, the Company made the decision to integrate its refurbishment of aircraft interior components operations within its other MRO facilities. As a result of this decision, the Company has shut-down its Aircraft Interior Design operations located in Dallas, Texas. Also, subsequent to June 30, 2006, the Company entered into an agreement to sell substantially all of its fixed assets within its Goodyear, Arizona, MRO facility and to terminate its sublease obligation for this facility. As a result of this decision, the Company plans to completely shutdown its operations at this location during the third quarter of 2006 and to integrate certain customer aircraft heavy maintenance services into its three other MRO facilities. See Note 17.
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
On February 6, 2006, LJH, Ltd. (“LJH”), an entity controlled by the Company’s principal stockholder, acquired an aggregate of 5,808 shares of the Company’s outstanding common stock, consisting of 3,029 shares acquired from Loeb Partners Corporation and affiliated entities and 2,779 shares acquired from LC Capital Master Fund, Ltd. Subsequent to this transaction, LJH currently owns 15,386 shares, or 71.8%, of the Company’s outstanding common stock. Also, as of June 30, 2006, Owl Creek Capital Management (“Owl Creek”) owns 3,722 shares, or 17.4%, of the Company’s outstanding common stock.
Effective July 31, 2006, the Company entered into a merger agreement with TAS Holding, Inc. (“TAS”), an entity organized and owned by LJH and Owl Creek to merge the Company into TAS in a transaction which the Company’s stockholders, other than LJH and Owl Creek, will receive cash consideration of $4.00 per share in exchange for their outstanding shares. As part of the merger agreement, the Company also agreed to sell TAS 2,400 shares of its common stock at $2.50 per share under certain circumstances. The merger is subject to various closing conditions and there can be no assurance the merger will be completed. See Note 17.
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
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2006, the results of its operations for the three and six month periods ended June 30, 2006 and 2005 and its cash flows for the six month periods ended June 30, 2006 and 2005. The results of operations and cash flows for the six month period ended June 30, 2006 are not necessarily indicative of the results of operations or cash flows which may be reported for the year ending December 31, 2006.
LIQUIDITY
In April 2006, the Company closed on a series of transactions with its principal stockholders relating to its senior debt. First, on April 10, 2006, LJH acquired the $18,313 Monroe Capital Loans, with affiliates of Owl Creek simultaneously acquiring a 20% participation interest in those loans. Additionally, on April 20, 2006, in conjunction with the refinancing of the CIT Group Credit Facility (see below), the Company obtained a new $6,000 senior secured term loan from LJH (collectively with the Monroe Capital Loans, the “LJH Term Loans”). The LJH Term Loans all mature on December 31, 2007, bear interest at LIBOR plus 1.75% per annum and are secured by a lien on substantially all of the Company’s assets. Also, in conjunction with the closing of the LJH Term Loans, the Company paid in full the CIT Term Loan (from the proceeds of the new term loan obtained from LJH) and entered into other modifications, including amendments and waivers to debt covenant violations as of December 31, 2005 and March, 31, 2006, to the CIT Group Credit Facility. The Company also obtained waivers of all defaults and events of defaults from LJH under the LJH Term Loans. See Notes 7 and 8 for additional information about these financing transactions.
For the year ended December 31, 2005 and the six month period ended June 30, 2006, the Company incurred losses from continuing operations of $22,350 and $6,145, respectively. Also, for the year ended December 31, 2005, the Company continued to require additional cash flow above amounts provided from operations to meet its working capital requirements. Further, while cash flow from operations was $3,220 for the first six months of 2006, it included $13,946 from the sale of marketable securities (relating to the proceeds of the Company’s November 2005 rights offering). Additionally, at certain times during 2005 and in the first quarter of 2006, the Company was not in compliance with certain financial covenants contained in its CIT Group Credit Facility and Monroe Capital Loans. The senior lenders, however, waived, and in some instances, amended all such events of non-compliance and as of December 31, 2005 and June 30, 2006 the Company was in compliance with all covenant requirements, as amended, for these financing arrangements.
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
The Company has significant obligations under its outstanding debt and lease agreements. As a result, a significant amount of cash flow from operations is needed to make required payments of the Company’s debt and lease obligations, thereby reducing funds available for other purposes. Even if the Company is able to meet its debt service and other obligations when due, the Company may not be able to comply with the covenants and other provisions under its debt agreements. A failure to comply, unless waived by the lenders, would be an event of default and would permit the lenders to accelerate the maturity of these debt obligations. It would also permit the lenders to terminate their commitments to extend additional credit under their financing agreements. Additionally, the Company’s senior credit facilities provide for the termination of the financing agreements and repayment of all obligations in the event of a material adverse change in the Company’s business, as defined in the various loan agreements. If the Company is unable to meet its obligations under its debt agreements, or if the Company can not obtain waivers of defaults under any such agreements (including defaults caused by the failure to meet financial covenants), the lenders could proceed against the collateral securing these financing obligations and exercise all other rights available to them. While the Company currently expects that it will be able to make all required debt payments and meet all financial covenants in 2006, there can be no assurance that it will be able to do so.

2. STOCK COMPENSATION PLANS
In January 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, (“SFAS 123R”) which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” for our stock-based employee and director compensation plans. SFAS 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). Prior to the adoption of SFAS No. 123R, as permitted by SFAS No. 123, the Company accounted for similar transactions in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, no compensation expense was recognized in the statements of operations for options granted with exercise prices equal to the fair value of the Company’s common stock on the date of grant.
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
For the three month period ended June 30, 2006, the Company recorded compensation expense related to stock options that increased the loss from operations and the net loss by $4 with a $0.00 per share impact on basic and diluted earnings per share. For the six month period ended June 30, 2006, the Company recorded compensation expense related to stock options that increased the loss from operations and the net loss by $13 with a $0.00 per share impact on basic and diluted earnings per share. This stock option compensation expense is included within operating expenses within the accompanying condensed consolidated statements of operations. As of June 30, 2006, unrecognized compensation costs related to stock options totaled approximately $9, which will be expensed during the remainder of fiscal 2006.
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

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net income – as reported	$1,324	$2,530
Additional expense	(19)	(39)

Net income – pro forma	$1,305	$2,491
Net income per share, basic – as reported	$0.21	$0.64
Net income per share, diluted – as reported	0.11	0.28
Net income per share, basic – pro forma	0.20	0.63
Net income per share, diluted – pro forma	0.11	0.27
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and related fair values:

	2006 Grants		2005 Grants
Expected life	5	Years	5	Years
Expected volatility		70%		70%
Risk-free interest rate		4.83%		3.99%
Dividend yield		—		—
Fair values		$3.05		$6.40

The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding and was based on the shortcut method allowed under SAB 107 for 2006 and based upon historical trends for 2005. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. No factor for dividend yield was incorporated in the calculation of fair value, as the Company has historically not paid dividends. Pursuant to the Company’s 2003 Stock Incentive Plan (the “Plan”), unless otherwise determined by the Compensation Committee of the Company’s Board of Directors, one-third of the options granted under the Plan are exercisable upon grant, one-third are exercisable on the first anniversary of such grant and the final one-third are exercisable on the second anniversary of such grant.
A summary of the Company’s stock option activity and related information for the six months ended June 30, 2006 follows:

		Weighted Average	Remaining
	Options	Exercise Price	Contractual Life
Options outstanding at December 31, 2005	56	$938.44
Options granted at market price	1	3.05
Options forfeited	(4)	(33.73)
Options exercised	—	—

Options outstanding at June 30, 2006	53	$967.52	1.84 Years

Options exercisable at June 30, 2006	49	$833.78	1.84 Years

3. MARKETABLE SECURITIES
The Company accounts for investments in marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. In accordance with SFAS No. 115, the Company has designated all marketable securities as trading securities. Trading securities, which consisted of commercial paper at June 30, 2006 and December 31, 2005, are carried at fair value, with unrealized gains and losses included in earnings on a current basis. The Company determines cost on a specific identification basis.
At June 30, 2006 and December 31, 2005, marketable securities consisted of the following:

	June 30,		December 31,
	2006		2005
	Fair Value	Cost	Fair Value	Cost
Trading securities	$32	$32	$13,978	$13,927

4. INVENTORIES
Inventories are stated at the lower of cost or market value. At June 30, 2006 and December 31, 2005, inventories consisted of the following:

	June 30,	December 31,
	2006	2005
Finished goods	$16,283	$16,374
Work in progress	9,862	10,778
Raw materials	2,331	1,529

	$28,476	$28,681

5. DEFERRED FINANCING COSTS
Costs associated with obtaining financing are included in the accompanying condensed consolidated balance sheets as deferred financing costs and are being amortized over the terms of the loans to which such costs relate. The cost and accumulated amortization of deferred financing costs as of June 30, 2006 and December 31, 2005 is as follows:

	June 30,	December 31,
	2006	2005
Original basis	$8,802	$8,543
Accumulated amortization	(7,141)	(6,292)

	$1,661	$2,251

On April 20, 2006, the Company paid in full the CIT Term Loan and entered into other modifications to the CIT Group Revolving Line of Credit (see Note 7). As a part of this refinancing arrangement, the Company wrote-off $289 of deferred financing costs related to the CIT Term Loan and to a portion of the CIT Group Revolving Line of Credit. This charge is included within interest expense within the accompanying condensed consolidated statements of operations for the three and six month periods ended June 30, 2006.
6. DISCONTINUED OPERATIONS
In December 2005, the Company received notice of a payment from the liquidating trust of a former customer of its distribution operations (which were sold in fiscal 2000). The payment related to a previously written off accounts receivable from a customer that filed for bankruptcy protection. The payment, which approximated $462, was received in April 2006. The Company has reflected this amount within net assets of discontinued operations within the accompanying condensed consolidated balance sheet for the period ended December 31, 2005.
7. SENIOR CREDIT FACILITIES
In April 2006, the Company closed on a series of transactions with its principal stockholders relating to its senior debt. See Note 8 for particulars of these related party debt transactions. In conjunction with the closing of the LJH Term Loans, the Company paid the CIT Term Loan in full and amended the CIT Group Revolving Line of Credit (the “Amended CIT Group Revolving Line of Credit”). The Amended CIT Group Revolving Line of Credit is now a $30,000 senior secured revolving line of credit, is due December 31, 2007, and bears interest, at the Company’s option, at either (a) Prime, or (b) LIBOR plus 2.50%. The Company has elected the Prime option for the outstanding revolving line of credit at the present time. Also, in accordance with the requirements of EITF 95-22, the Company has presented the revolving line of credit as a short-term obligation. In addition, the Amended CIT Group Revolving Line of Credit contains certain financial covenants regarding the Company’s financial performance and certain other covenants, including limitations on the incurrence of additional debt and restrictions on the payment of dividends, and provides for the termination of the Amended CIT Group Revolving Line of Credit and repayment of all debt in the event of a change in control, as defined. Also, an event of default under the LJH Term Loans will also result in a default under the Amended CIT Group Revolving Line of Credit.
Borrowings under the Amended CIT Group Revolving Line of Credit are secured by a lien on substantially all of the Company’s assets. Borrowings under the revolving line of credit are based on a borrowing base formula that takes into account the level of the Company’s receivables and inventory. Further, the amounts that the Company can borrow under the Amended CIT Group Revolving Line of Credit are affected by various availability reserves and collateral reserves that can be established by the lenders under the financing agreement. In that regard, as a part of the closing of the Amended CIT Group Revolving Line of Credit, the Company provided a collateral deposit of $5,000, which is included within the accompanying condensed consolidated balance sheet at June 30, 2006 as a non-current asset. Finally, the agreement relating to the Amended CIT Group Revolving Line of Credit requires that at the time of each additional borrowing, the Company must make various representations and warranties to its lenders regarding its business (including several reaffirming that there have been no changes in the status of specific aspects of the Company’s business that could reasonably be expected to have a material adverse effect upon the business operation, assets, financial condition or collateral of the Company and its subsidiaries taken as a whole), and be in compliance with various affirmative and negative covenants, all as more particularly set forth in the agreement. As a part of the Amended CIT Group Revolving Line of Credit, the Company’s senior lender waived and in certain instances, amended certain financial covenant defaults and as of December 31, 2005 and June 30, 2006 the Company was in compliance with all covenant requirements, as amended.
As of June 30, 2006, the outstanding aggregate amount borrowed under the Amended CIT Group Revolving Line of Credit was $5,476, the amount of outstanding letters of credit under the Amended CIT Group Revolving Line of Credit was $8,804, and $11,489 was available for additional borrowing under the Amended CIT Group Revolving Line of Credit.
8. TERM LOAN FROM A RELATED PARTY
On April 10, 2006, LJH acquired the $18,313 Monroe Capital Loans, with affiliates of Owl Creek simultaneously acquiring a 20% participation interest in that loan. Additionally, effective on April 20, 2006, in conjunction with the refinancing of the CIT Group Credit Facility (see Note 7), the Company obtained a new $6,000 senior secured term loan from LJH (collectively with the Monroe Capital Loans, the “LJH Term Loans”). The LJH Term Loans all mature on December 31, 2007, bear interest at LIBOR plus 1.75% per annum and are secured by a lien on substantially all of the Company’s assets. In addition, an event of default under the Amended CIT Revolving Line of Credit (described in Note 7) will also result in a default under the LJH Term Loans. The Company also obtained waivers of all defaults and events of default from LJH under the LJH Term Loans.
In April 2004, the Company entered into an agreement with its principal stockholder pursuant to which it combined all of its previously outstanding debt (principal plus accrued and unpaid interest) with its principal stockholder into a related party term loan due on January 31, 2008 (the “LJH Original Term Loan”). The LJH Original Term Loan bore interest at 18% per annum, 6% of which was payable in cash (or at the Company’s option, payable-in-kind) and the balance of which was payable-in-kind (“PIK”). Additionally, the PIK interest balance compounded into principal debt semi-annually in January and August. In October 2005, the Company’s registration statement on Form S-1 with respect to a rights offering became effective. As a part of the rights offering, the Company agreed to allow its principal stockholder the use of the LJH Original Term Loan as consideration (on a dollar-for-dollar basis) for the purchase of a portion of the shares that it was permitted to purchase in the rights offering. On November 22, 2005, the Company closed its rights offering and as a part of such closing accepted a subscription from its principal stockholder to purchase 3,960 shares of the Company’s common stock for an aggregate purchase price of $19,007 (the then current balance of the LJH Original Term Loan) using the proceeds of the LJH Original Term Loan. See Note 13 for further details of the rights offering.
9. SUBORDINATED NOTES
8% SENIOR SUBORDINATED PIK NOTES DUE 2006
In February 2002, in connection with a capital and debt restructuring, the Company issued $100,000 face value, in aggregate, principal amount of 8.0% senior subordinated convertible paid-in-kind (“PIK”) notes (“New Senior Notes”), which mature on December 31, 2006. On March 8, 2005, in conjunction with the Company’s January 2005 offering and consent solicitation (see Note 12), the Company received tenders and related consents from holders of 47.0% in aggregate principal amount of the New Senior Notes. Additionally, on October 12, 2005, in conjunction with the Company’s August 2005 offering and consent solicitation (see Note 12), the Company received tenders and related consents from holders of 98% in aggregate principal amount of the then remaining New Senior Notes. After consummation of the tender offers and as of June 30, 2006, $1,221 of New Senior Notes remained outstanding.
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

8 1/8% SENIOR SUBORDINATED NOTES DUE 2008
In 1998, the Company sold $165,000 of senior subordinated notes (“Old Notes”) with a coupon rate of 8.125% at a price of 99.395%, which mature on February 15, 2008. On February 28, 2002, $149,000 face value of these notes were cancelled as part of a note exchange in exchange for cash and securities, and substantially all of the covenants contained in the indenture relating to the remaining Old Notes were extinguished. As a result of the 2002 exchange offer and consent solicitation, $16,247 in aggregate principal amount, net of unamortized discount, of Old Notes remain outstanding at June 30, 2006. Interest on the Old Notes is payable on February 15 and August 15 of each year. The Old Senior Notes are general unsecured obligations, subordinated in right of payment to all existing and future senior debt, including indebtedness outstanding under the Amended CIT Group Revolving Line of Credit and the LJH Term Loans, and under senior credit facilities which may replace these facilities in the future, and the New Senior Notes. In addition, the Old Senior Notes are effectively subordinated to all secured obligations to the extent of the assets securing such obligations, including the Amended CIT Group Revolving Line of Credit and the LJH Term Loans. The Old Notes are redeemable, at the Company’s option, in whole or in part, for 100% of the redemption price, plus accrued and unpaid interest and liquidated damages, if any.
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
The remaining Junior Notes bear interest at 8% and mature on January 2, 2007. Interest on the Junior Notes is payable, at the Company’s option, either in cash or paid-in-kind through the issuance of additional notes semiannually on June 30 and December 31 of each year. The Junior Notes were recorded as of September 20, 2002 (the effective date) at the then current fair value of $2,500. As a result of the Company’s tender offers, the current fair value (as of June 30, 2006) approximates $686. The discount on these Junior Notes is being accreted to the redemption value of the Junior Notes at maturity in January 2007.
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
In November 2005, the Company was named as the defendant in a lawsuit which alleges that the Company breached a purported verbal agreement for indemnification. The suit seeks damages of $6,600, plus interest, costs and attorneys fees. While the Company does not believe that any such indemnification agreement exists, believes that it has meritorious defenses to the claim and intends to vigorously defend the lawsuit, there can be no assurance as to its outcome. As of June 30, 2006, no reserves related to this lawsuit have been recorded within the accompanying condensed consolidated financial statements.

In January 2006, the Company was sued by its former President and Chief Operating Officer for breach of his employment agreement and for related claims under North Carolina employment law. This lawsuit sought unspecified monetary damages and declaratory relief regarding the scope and applicability of the non-compete contained in the former employee’s employment agreement. In addition, the Company filed a countersuit against the former employee for, among other matters, misrepresentation and breach of contract. In June 2006, the Company entered into a settlement agreement with this former employee in which the Company, among other matters, agreed to pay 18 months of severance. This severance obligation, netted with payments previously paid to this former employee, is included within accrued expenses within the accompanying condensed consolidated balance sheet for the period ended June 30, 2006.
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
Accrued expenses in the accompanying June 30, 2006 and December 31, 2005 condensed consolidated balance sheets include $670 and $650, respectively, related to obligations to remediate the environmental matters described above. As of June 30, 2006 and December 31, 2005, the Company has no receivables from the insurance provider for these exposures. Future information and developments will require the Company to continually reassess the expected impact of the environmental matters discussed above. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. These uncertainties include the extent of required remediation based on testing and evaluation not yet completed and the varying costs and effectiveness of remediation methods. In the opinion of management, the ultimate resolution of these environmental exposures will not have a material adverse effect upon the financial condition or results of operations of the Company.
OTHER MATTERS
In February 2006, a settlement agreement for unsecured claims was reached with a current customer of the Company (UAL Corporation) relating to their filing for protection under Chapter 11 of the United States Bankruptcy Code in fiscal 2002. Pursuant to the UAL Corporation plan of reorganization, the Company received 5 shares of common stock in the reorganized company based on the Company’s unsecured claim as compared to the total of all unsecured claims. Based on the stock price of the reorganized company on February 2, 2006, which approximated $35.89 per share, the Company recorded an offset to operating expenses of $164 within the accompanying condensed consolidated statement of operation for the six month period ended June 30, 2006. In June 2006, the Company sold these shares in UAL Corporation and recorded a loss of $31 to other income, net within the accompanying condensed consolidated statements of operations for the three and six month periods ended June 30, 2006.
The Company has employment agreements with all of its executive officers and certain of its key employees. The employment agreements provide that such officers and key employees may earn bonuses, based upon a sliding percentage scale of their base salaries, provided the Company achieves certain financial operating results, as defined. Further, certain of these employment agreements provide for severance benefits in the event of a change of control. In December 2005, the Company terminated several executive officers and key employees and in April 2006, the Company entered into a retirement arrangement with its former Chief Executive Officer. Also, in June 2006, the Company settled with certain former executive officers and senior members of management disputed claims regarding severance obligations. As a result of these settlements, the Company reversed approximately $325 of severance accruals that were established as of December 31, 2005. Accrued expenses in the accompanying June 30, 2006 and December 31, 2005 condensed consolidated balance sheets include $2,700 and $2,100, respectively, related to aggregate severance and retirement obligations due to these individuals. Further, the charges for these severance and retirement benefits was recorded in operating expenses on the condensed consolidated statements of operations for the second quarter of 2006 and the fourth quarter of 2005, respectively.
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
11. RELATED PARTY TRANSACTIONS
As partial consideration for the funding of a $6,050 term loan with the Company’s principal stockholder in 2003, the Company issued a warrant (the “LJH Warrant”) to LJH to acquire, for nominal consideration, 30% of the Company’s outstanding common stock (on a fully-diluted basis) as of the day the warrant is exercised. The warrant is exercisable on or before January 31, 2007. The warrant valuation, as determined by an independent business valuation specialist through a fair market value assessment of the Company, was recorded at $1,258 in 2003. The Company recorded the value of this warrant as deferred financing costs and was amortizing this amount to expense over a three-year period (the original period of this loan). In conjunction with the Company’s rights offering (see Note 13), and as a result of the use by its principal stockholder of the entire balance of the LJH Original Term Loan as consideration for its purchase of shares in the rights offering, the Company wrote-off the unamortized deferred financing balance (approximately $710) at the closing of the rights offering.
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
During 2006 and 2005, the Company has obtained some of its contract labor through Aviation Partners, a contract labor firm owned by an immediate family member of the Company’s former Chief Executive Officer. Management believes that the fees charged by Aviation Partners are not less favorable to the Company than those generally made available by unrelated third party contract labor firms. Total contract labor fees paid to Aviation Partners through June 30, 2006 and 2005 were $1,580 and $163, respectively, and as of June 30, 2006, the Company owed Aviation Partners approximately $146, which is included within accounts payable within the accompanying condensed consolidated balance sheet.
The Company’s President and Chief Operating Officer serves as an officer and director and is a stockholder of Human Performance & Safety Consultants, Inc. (“HPSC”). HPSC has in the past and continues to provide advisory services to the Company. During the first half of 2006, the Company was billed $148 for services rendered by HPSC. Management believes that the fees paid for these advisory services were no greater then those that would be charged by an unrelated third party and the Company’s President and COO received no direct compensation for amounts paid to HPSC for performing services on the Company’s behalf.
A member of the Company’s board of directors is a shareholder in Akerman Senterfitt, which has in the past and continues to perform legal services for the Company. Management believes that the fees paid to Akerman Senterfitt were no greater then those that would be charged by an unrelated third party. The Company was billed $237 and $219, respectively, for the services rendered by Akerman Senterfitt in the first half of 2006 and 2005. The Company’s board member received no direct compensation from amounts paid to Akerman Senterfitt for performing services on the Company’s behalf.

An entity in which the Company’s principal stockholder and the Company’s former Chairman and Chief Executive Officer have been involved, purchases aircraft for resale and lease, and the Company has provided aircraft maintenance service work to that entity. Services provided to that entity were charged at not less than the rates that would be charged for such services to an unaffiliated third party. During the six month period ended June 30, 2005, the billings related to the services that were provided to such entity were approximately $960. During 2006, the Company has not provided any aircraft maintenance service work to this entity.
In 2002, an entity controlled by the Company’s principal stockholder acquired the operating assets of Aviation Management Systems, Inc. (“AMS”) located in Phoenix, Arizona. Additionally, this entity assumed a lease with the City of Phoenix for facilities previously leased by AMS at the Goodyear Airport. In 2003, the Company entered into an operating sublease agreement with its principal stockholder to operate its business in these facilities. This sublease expired in April 2006, and the Company continues to lease this facility on a month-to-month lease arrangement. The sublease requires rental payments of $432 annually. Under the sublease agreement, the Company is also responsible for insurance, taxes and charges levied by the City of Phoenix. Management believes that the facility lease is on terms not less favorable to the Company than could be obtained from an unaffiliated third party. Subsequent to June 30, 2006, the Company entered into an agreement to sell substantially all of the fixed assets located at the Company’s Goodyear facility and to terminate this sublease agreement. See Note 17 for further particulars of these activities.
During 2002, the Company sold certain real estate and fixtures located in Dallas, Texas, to the Company’s principal stockholder. The gross sales price for these assets was approximately $2,400, which was the estimated fair market value, based on a third party appraisal, on the sale date. Simultaneous with this sale, the Company entered into a lease agreement with the principal stockholder for substantially all of these assets. The term of this lease was ten years. Annual rental payments were approximately $300 per year, with the Company being responsible for, among other things, taxes, insurance and utilities. The sale and resulting leaseback qualified for sale leaseback accounting pursuant to SFAS No. 98, “Accounting for Leases”. The Company initially deferred the gain on sale of approximately $1,700 and was amortizing this gain to income over the term of the lease agreement as an offset to rent expense. In September 2005, the Company entered into an amendment to this operating lease which, among other matters, converted the lease arrangement to a month-to-month commitment and the Company recognized all of the remaining unamortized deferred gain on this sale leaseback transaction.
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
The Company received tenders and related consents from holders of 47.0% in aggregate principal amount of the New Senior Notes and tenders and related consents from holders of 75.2% in aggregate principal amount of the Junior Notes. Based on the level of premium shares that have been issued (see below), for this offering and consent solicitation, the Company recorded an inducement charge of $160 and incurred related transaction expenses of $240. The aggregate inducement charge of $400 is included in charge for early conversion of notes within the accompanying condensed consolidated statements of operations for the six month period ended June 30, 2005.
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
After consummation of the January 2005 and August 2005 offers and consent solicitations, approximately $1,221 of the New Senior Notes and $686 of the Junior Notes remain outstanding. Upon maturity of such notes in 2006 and 2007, respectively, the New Senior Notes will automatically convert into 71 shares of the Company’s authorized, but unissued common stock and the Junior Notes will automatically convert into 39 shares of the Company’s authorized, but unissued common stock. At such time, LJH will be able to complete the full exercise of the LJH Warrant and receive 47 shares of the Company’s common stock.
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
On September 20, 2005, the Company entered into a letter agreement relating to the rights offering and tender offer with Owl Creek, which beneficially owned at the time approximately $24,900 in aggregate principal amount of the New Senior Notes. In the letter agreement, Owl Creek agreed to tender the New Senior Notes that it owned in the August 2005 tender offer and to participate in the rights offering to the full extent of its basic subscription privilege. In October 2005, the Company issued 1,489 shares of its common stock to Owl Creek in the August 2005 tender offer, which gave Owl Creek the right to purchase 2,233 shares of the Company’s common stock in the rights offering. Owl Creek also agreed in the letter agreement to lock up the shares that it received in the August 2005 tender offer for 180 days, which lockup has now expired. See Notes 9 and 12 for a description of the Company’s New Senior Notes and for a description of the Company’s tender offers.
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

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Weighted average common and common equivalent shares outstanding:
Basic	21,441,040	6,413,979	21,441,040	3,959,757
Effect of dilutive securities
Convertible debt	—	3,642,572	—	3,642,572
Stock warrants and options	—	1,551,041	—	1,551,684

Diluted	21,441,040	11,607,592	21,441,040	9,154,013

Common stock equivalents outstanding which are not included in the calculation of diluted earnings per share because their impact is antidilutive	499,244	388,325	499,350	388,325

15. SEGMENT INFORMATION
The Company’s operations are classified into three business segments: aircraft maintenance, repair and overhaul (MRO), aircraft interiors and engineering services, and other. The MRO segment performs maintenance, repair and modification services on aircraft and aircraft engines at four separate operating facilities. The aircraft interiors segment performs the refurbishment of aircraft interior components and the manufacturing and sale of aftermarket parts and new aircraft seats, and provides aircraft engineering services, modification design, certification, and installation of interior reconfigurations within two separate operating facilities. The other segment consists of corporate selling, general and administrative expenses, interest expense related to the Company’s debt obligations (excluding capital lease obligations which are allocated to the particular segment to which they relate) and results from discontinued operations, which are included to reconcile segment information to the consolidated financial statements.

Operating income (loss) is defined as sales less direct operating costs and expenses, excluding allocation of corporate expenses. Identifiable assets include assets used in the operation of each segment and consists of current assets, property, plant, and equipment, and goodwill.

Three months ended June 30, 2006	MRO	Interiors	Other	Consolidated
Net sales	$65,324	$23,345	$—	$88,669
Operating income (loss)	1,042	3,010	(5,329)	(1,277)
Identifiable assets	115,308	16,434	16,422	148,164
Depreciation and amortization	1,288	39	—	1,327
Capital expenditures	666	19	—	685
Interest expense, net	70	—	2,018	2,088

Three months ended June 30, 2005	MRO	Interiors	Other	Consolidated
Net sales	$73,397	$7,717	$—	$81,114
Operating income (loss)	4,642	331	(3,360)	1,613
Identifiable assets	107,320	19,817	16,115	143,252
Depreciation and amortization	1,400	43	—	1,443
Capital expenditures	960	223	5	1,188
Interest expense, net	83	—	2,065	2,148

Six months ended June 30, 2006	MRO	Interiors	Other	Consolidated
Net sales	$136,894	$36,867	$—	$173,761
Operating income (loss)	1,687	4,216	(8,575)	(2,672)
Identifiable assets	115,308	16,434	16,422	148,164
Depreciation and amortization	2,503	79	—	2,582
Capital expenditures	1,554	26	—	1,580
Interest expense, net	142	—	3,595	3,737

Six months ended June 30, 2005	MRO	Interiors	Other	Consolidated
Net sales	$153,032	$18,764	$—	$171,796
Operating income (loss)	10,602	1,083	(7,066)	4,619
Identifiable assets	107,320	19,817	16,115	143,252
Depreciation and amortization	2,645	81	—	2,726
Capital expenditures	1,605	249	33	1,887
Interest expense, net	169	—	4,110	4,279
16. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of SFAS 109 “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006 and as such, the Company will adopt this interpretation starting January 1, 2007. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.
17. SUBSEQUENT EVENTS
Effective July 1, 2006, the Company entered into an asset sale agreement in which the Company agreed to sell substantially all of the fixed assets located at the Company’s Goodyear, Arizona MRO facility to an unrelated party. The net sales price for these assets is $1,400 plus the transition period loss (defined below), of which $1,138 plus the transition period loss has been paid in cash and the residual has been fulfilled through the termination of outstanding obligations due from the Company. As of the closing date, approximately $655 of the cash proceeds owed to the Company was placed in escrow until the Company completes certain repairs to the Goodyear facility that are obligations of the Company. The transition period loss will be equal to the difference between the Company’s business revenues and certain expenses during the period from July 1, 2006 and the closing date of this transaction (which was August 4, 2006). In addition, the Company has entered into certain other agreements with the purchaser for the consignment of certain inventories and to provide certain transition services. Also, effective as of the closing date, the purchaser has entered into a sublease arrangement with LJH with respect to the Goodyear facility and the Company has terminated its current month-to-month sublease arrangement with LJH. Finally, the Company intends to relocate certain fixed assets and inventories to its other MRO facilities and to integrate certain customer aircraft heavy maintenance services into its three other airframe heavy maintenance MRO facilities.

For the three and six month periods ended June 30, 2006, the Company recorded charges, within cost of sales in the accompanying condensed consolidated statements of operations, of $277 related to the impairment of certain fixed assets at the Goodyear facility that are either not being acquired or not being relocated to other MRO facilities. Also, the Company has recorded charges, within costs of sales and operating expenses in the accompanying condensed consolidated statements of operations, of $199 related to severance obligations for certain terminated employees at the Goodyear facility. Additionally, the Company anticipates charges of approximately $750 during the third quarter of 2006 related to the shutdown of and exit from the Goodyear facility and related to additional severance charges to be recorded in conjunction with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. These charges will be partially offset by a gain, which will approximate $330, on the sale of assets related to this transaction.
Also, effective as of July 31, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TAS Holding, Inc., a Delaware Corporation (“TAS”) under which TAS will be merged (the “Merger”) with and into the Company and the stockholders of the Company (other than LJH and Owl Creek) will receive $4.00 per share in cash for their shares, without interest. TAS is a Delaware corporation. The stockholders of TAS are LJH, which owns approximately 71% of the Company’s outstanding common stock, and Owl Creek, which own approximately 18% of the Company’s outstanding common stock, and the President of TAS is John R. Cawthron, the Company’s Chairman and Chief Executive Officer.
Simultaneous with entering into the Merger Agreement, the Company entered into two additional agreements with respect to the Merger:
•	A Conversion, Support and Release Agreement, dated as of July 31, 2006, in which, among other matters: (i) the Company agreed (under certain conditions) to sell to LJH and Owl Creek an additional 2,400 shares of the Company’s authorized but unissued common stock at an exercise price of $2.50 per share through the conversion of debt owed by the Company to LJH (the “Option”), and (ii) TAS’s stockholders agreed to support the Merger at any meeting of the Company’s stockholders called to consider and vote upon the Merger; and

•	An Escrow Agreement, dated as of July 31, 2006, between the Company, TAS and American Bank of Texas, under which TAS has deposited all of the funds required to pay public stockholders the $4.00 per share cash Merger consideration. American Bank of Texas is wholly-owned by Lacy Harber, the principal stockholder of LJH.
The Merger is subject to customary closing conditions and the receipt of required regulatory approvals. The Company expects to complete the Merger by the end of the 2006 fiscal year, although there can be no assurance that the Merger will be completed.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires, references to “TIMCO,” “we”, “our”, and “us”, in this Quarterly Report on Form 10-Q (“Form 10-Q”) includes TIMCO Aviation Services, Inc. and its subsidiaries. This Form 10-Q contains, or may contain, forward-looking statements, such as statements regarding our prospects, strategy and anticipated trends in the industry in which we operate. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to our operations and results of operations, competitive factors, shifts in market demand, and other risks and uncertainties, including, in addition to those described below and elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2005 (the “Form 10-K”), our ability to continue to generate sufficient working capital to meet our operating requirements and service our indebtedness, our ability to meet the financial covenants contained in our credit agreements, our ability to obtain additional working capital as may be required in connection with the operation of our business, our maintaining good working relationships with our vendors and customers, competitive pricing for our products and services, our ability to achieve gross profit margins at which we can be profitable, including margins on services we perform on a fixed price basis, competition in the aircraft maintenance, repair and overhaul market and the impact on that market and on us of the ongoing global war on terrorism, the state of the domestic passenger airline industry and the financial condition of our airline customers, our ability to attract and retain qualified personnel in our businesses, utilization rates for our MRO facilities, our ability to effectively integrate future acquisitions, our ability to effectively manage our business, economic factors which affect the airline industry, generally including the amount of aircraft maintenance outsourced by various airlines, and future changes in government regulations. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying our forward-looking statements prove incorrect, actual results may differ significantly from results expressed or implied in any forward-looking statements made by us in this Form 10-Q. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.
The following discussion and analysis should be read in conjunction with the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K.
GENERAL
TIMCO Aviation Services, Inc. is among the world’s largest independent providers of aviation maintenance, repair and overhaul (MRO) services for major commercial airlines, regional air carriers, aircraft leasing companies, government and military units and air cargo carriers. We provide MRO services through our subsidiaries: (i) Triad International Maintenance Corporation (known in the industry as TIMCO), which, with its three active locations, is one of the largest independent providers of aircraft heavy maintenance services in the world and also provides line maintenance services; (ii) Brice Manufacturing, which specializes in the manufacturing and sale of new aircraft seats and aftermarket parts and in the refurbishment of aircraft interior components; (iii) TIMCO Engineered Systems, which provides engineering services both to our MRO operations and our customers; and (iv) TIMCO Engine Center, which refurbishes JT8D engines and performs on-wing repairs for both JT8D and CFM-56 series engines. Visit TIMCO online at www.timco.aero.
Effective July 1, 2006, we entered into an asset sale agreement in which we agreed to sell substantially all of the fixed assets located at our Goodyear, Arizona MRO facility to an unrelated party. The net sales price for these assets was $1,400 plus the transition period loss (defined below), of which $1,138 plus the transition period loss was paid in cash and the residual was fulfilled through the termination of our outstanding obligations to the purchaser. As of the closing date, approximately $650 was held in escrow pending our completion of certain repairs to the Goodyear facility that are our obligation. The transition period loss will be equal to the difference between our business revenues and certain expenses during the period from July 1, 2006 and the closing date of this transaction (which was August 4, 2006). In addition, we have entered into certain other agreements with the purchaser for the consignment of certain inventories and to provide certain transition services. Also, effective as of the closing date, the purchaser has entered into a sublease arrangement with LJH with respect to the Goodyear facility and we have terminated our current month-to-month sublease arrangement with LJH. We intend to relocate certain fixed assets and inventories to our other MRO facilities and to integrate certain customer aircraft heavy maintenance services into our three other MRO facilities. See Note 17 of Notes to Condensed Consolidated Financial Statements for further details.
Our strategy is to be the vendor of choice to our customers, providing aircraft maintenance solutions to meet our customers’ MRO requirements. The services that we offer allow our customers to reduce their costs by outsourcing some of their MRO functions.

At present, approximately 80% of our business is airframe heavy maintenance, and we are one of the largest independent providers of these services in the world. While most of our current MRO business comes from commercial airlines and air freight carriers, we have begun to receive military MRO business, and we hope to expand our military MRO business in the future. We are rapidly expanding our TIMCO Engineered Systems operations. We have also been seeking to expand our line maintenance operations. We hope to significantly expand that business, believing it to be a service that airlines will seriously consider outsourcing in the future. Further, we continue to operate our Brice seat manufacturing operation and our JT8D engine operation. There can be no assurance we can successfully expand our business.
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
OPERATING SEGMENTS
Our operations are classified into two reportable segments: aircraft and engine maintenance, repair and overhaul (“MRO”) and aircraft interiors, including engineering services (“interiors”). Our MRO segment performs maintenance, repair and modification services on aircraft and aircraft engines at five separate operating facilities. These operating facilities provide the capabilities to service both wide body and narrow body aircraft with servicing capabilities for older generation aircraft and newly developed capabilities to support the needs of today’s newer generation aircrafts. Additionally, we provide complete repair and overhaul capabilities for the JT8D and JT8D-200 series engine, on-wing services to complement these engine types, and are expanding our service capabilities to include CFM-56 engines. Through these facilities, we provide MRO services for major commercial airlines, regional air carriers, aircraft leasing companies, government and military units and air cargo carriers.
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
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
Consolidated operating revenue for the six month period ended June 30, 2006 increased $1,965, or 1.1% to $173,761, from $171,796 for the same period in 2005. Operating revenue for our MRO operations decreased to $136,894 for the six month period ended June 30, 2006, compared to $153,032 for the same period in 2005 (a $16,138, or 10.5%, decrease period-over-period). Operating revenue for our interior operations increased to $36,867 for the six month period ended June 30, 2006, compared to $18,764 for the same period in 2005 (an $18,103, or 96.5%, increase period-over-period).
Consolidated operating revenue for the three month period ended June 30, 2006 increased $7,555, or 9.3% to $88,669, from $81,114 for the same period in 2005. Operating revenue for our MRO operations decreased to $65,324 for the quarter ended June 30, 2006, compared to $73,397 for the same period in 2005 (an $8,073, or 11.0%, decrease quarter-over-quarter). Operating revenue for our interior operations increased to $23,345 for the quarter ended June 30, 2006, compared to $7,717 for the same period in 2005 (a $15,628, or 202.5%, increase quarter-over-quarter).
During the three and six month periods ended June 30, 2006, our revenue from our MRO operations declined as compared to the same periods of 2005 as a result of aircraft mix, which included a larger number of smaller aircraft for which we receive a lower hourly rate, a change in the mix of maintenance services requested by our customers during 2006 as compared to 2005 (from more heavy maintenance service checks to less intensive and lower hour maintenance checks), and from the wind-down of maintenance services being offered at our Goodyear, Arizona facility. Our revenues from our Goodyear facility were $12,406 and $17,052, respectively, for the first half of 2006 and 2005, and $3,558 and $7,634, respectively, for the three months ended June 30, 2006 and 2005. Also, our MRO operations have tried to better evaluate the pricing points in which we will bid and accept heavy maintenance service work, with the goal of improving gross margin results. This more stringent evaluation has resulted in our not accepting certain customer aircraft and/or programs where we would be unable to achieve levels of gross profit sufficient to take on such business. A part of this revenue decline within the MRO operations was partially offset by the induction, in late December 2005, of our first aircraft under a significant U.S. military MRO program. This program is anticipated to benefit the full year of fiscal 2006.
Within our interior operations, our six month and second quarter 2006 revenues have exceeded those of the same period of 2005 as we have commenced shipments for several large customer structural modification programs. These customer programs, which are a part of our engineering services business, have resulted in increased revenues for the six month period ended June 30, 2006 over the same period of 2005 of $21,150, or 312%, and for the three month period ended June 30, 2006 over the same period of 2005 of $17,201, or 1000%. This revenue increase for the three and six month periods ended June 30, 2006 has been partially offset by lower sales volume within our seat manufacturing and overhaul operations. In that regard, in June 2005 we closed our Aircraft Interior Design operations in Dallas, TX and integrated that business within our other MRO operations.
Our consolidated revenues and gross profit for the first half and second quarter of 2006 continued to be unfavorably impacted by general economic conditions affecting the airline industry, which has continued to put pricing pressures on our business, and by continued overcapacity in the MRO markets in which we operate. Also, delays and changes in customer maintenance schedules have impacted us in the past and are likely to impact us in the future. In addition, as discussed below, we have recorded certain charges during 2006 related to the shut-down of our Goodyear, Arizona MRO facility. Finally, changes in customers and the addition of new customers and new fleet types within several of our airframe maintenance facilities have resulted in ramp up and learning curve issues that have driven inefficiencies and caused a significant deterioration of gross profit margins.

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
Consolidated gross profit decreased to $10,959 for the first half of 2006, compared with a gross profit of $16,956 for the first half of 2005. Consolidated gross profit as a percentage of revenue decreased to 6.3% for first half of 2006 compared with 9.9% for first half of 2005. Consolidated gross profit decreased to $6,779 for the second quarter of 2006 compared with a gross profit of $7,527 for the second quarter of 2005. Consolidated gross profit as a percentage of revenue decreased to 7.6% for second quarter of 2006 compared with 9.3% for second quarter of 2005. Gross margins during any particular period are dependent upon the number and type of aircraft serviced, the contract terms under which services are performed, the efficiencies that can be obtained in the performance of such services and the timing of shipments related to modification programs that are a part of our engineering services business. Significant changes in any one of these factors could have a material impact on the amount and percentage of gross profits in any particular period and from period to period. Additionally, gross profit could be impacted in the future by our evaluation of the value of our inventory. During the first six months of 2006, we continued to evaluate market and industry exposures in connection with the establishment of appropriate reserves for inventory obsolescence. While we believe that we have appropriately valued our inventory at the lower of cost or market, additional allowances may be required in the future, depending on the market for aircraft parts during any particular period and the applicability of the parts in our inventory compared to the types of aircraft for which we are performing maintenance procedures.
Gross profit for our MRO operations declined to $5,015 for the six months ended June 30, 2006, compared to $14,057 for the six months ended June 30, 2005. MRO gross profit as a percentage of revenue decreased to 3.7% for the first half of 2006 compared with 9.2% for the first half of 2005. Gross profit for our MRO operations declined to $2,934 for the three months ended June 30, 2006, compared to $6,218 for the three months ended June 30, 2005. MRO gross profit as a percentage of revenue decreased to 4.5% for the second quarter of 2006 compared with 8.5% for the second quarter of 2005. The quarter-over-quarter and period-over-period decline has resulted from lower levels of nose-to-tail lines, where greater efficiencies can be achieved, the timing and type of engine sales performed during the first half of 2006 compared to the first half of 2005 within our engine center, a transition in the aircraft fleet type and/or customers that we are servicing, and overall lower revenue. The transition in aircraft fleet types and/or customers has resulted in additional training requirements, learning curve and ramp up issues and operational inefficiencies, thereby adversely impacting gross profit.
Additionally, during the second quarter of 2006, we made the decision to wind-down our heavy airframe maintenance operations located in Goodyear, Arizona, and subsequent to June 30, 2006, we have entered into an asset sales agreement to sell substantially all of the fixed assets located at this facility to an unrelated third party (see Note 17 of Notes to Condensed Consolidated Financial Statements for further details of this agreement). As a result of this decision, we have recorded asset impairment charges related to fixed assets that are either not being acquired or that are not being relocated to other TIMCO facilities of $277 and we have recorded severance charges of $199 related to certain employees. These aggregate charges of $476 have been recorded within cost of sales ($458) and operating expenses ($18) within the accompanying condensed consolidated financial statements for the three and six month periods ended June 30, 2006.
Gross profit for our interiors operations increased to $5,944 for the six months ended June 30, 2006, compared to $2,899 for the same period of 2005. Gross profit as a percentage of revenue increased to 16.1% for the first half of 2006 compared to 15.4% for the first half of 2005. Gross profit increased to $3,845 for the three months ended June 30, 2006, compared to $1,309 for the same period of 2005. Gross profit as a percentage of revenue remained relatively flat at 16.5% for the second quarter of 2006 compared to 17.0% for the second quarter of 2005. The improvement within our interiors operation resulted from a 96.5% period-over-period increase in revenue noted above and a change in mix of active programs for our engineering services business.
Consolidated operating expenses for the six months ended June 30, 2006 were $13,631, compared to $12,337 for the six months ended June 30, 2005. As a percentage of revenues, consolidated operating expenses were 7.8% and 7.2% for the first half of 2006 and 2005, respectively. Consolidated operating expenses for the three months ended June 30, 2006 were $8,056, compared to $5,914 for the three months ended June 30, 2005. As a percentage of revenues, consolidated operating expenses were 9.1% and 7.3% for the second quarter of 2006 and 2005, respectively. Consolidated operating expenses during the three and six month periods ended June 30, 2006 were unfavorably impacted by an aggregate severance charge of $1,770 related to the retirement of our former Chief Executive Officer, the employment separation of certain members of management during 2006, and the employment separation of certain employees located in our Goodyear, Arizona facility due to our decision to wind-down operations at this location. Consolidated operating expense during the first half of 2006, however, were partially offset by the collection of $616 of accounts receivable that were either previously fully reserved or written off, including the receipt of common stock in a settlement relating to an unsecured claim which we held in a customer’s bankruptcy proceeding (see Note 10 of Notes to Condensed Consolidated Financial Statements) and by the partial reversal of severance accruals ($325) that were established as of December 31, 2005 and reduced during 2006 due to the terms of the settlement that was reached with our former President and Chief Operating Officer (see Note 10 of Notes to Condensed Consolidated Financial Statements) and the finalization of separation agreement with other members of senior management terminated in 2005.
As a result of these factors, our loss from operations was $2,672 for the first half of 2006, compared to income from operations of $4,619 for the first half of 2005, and our loss from operations was $1,277 for the second quarter of 2006, compared to income from operations of $1,613 for the second quarter of 2005.
Interest expense (excluding amortization of deferred financing fees) for the six month period ended June 30, 2006 decreased by $718 to $2,898, from $3,616 for the six month period ended June 30, 2005. Interest expense (excluding amortization of deferred financing fees) for the three month period ended June 30, 2006 decreased by $257 to $1,529, from $1,784 for the same period of 2005. The decrease during 2006 compared to 2005 is primarily attributable to the elimination of interest expense on our Original LJH Term Loan (which was used by LJH to participate in the rights offering in November 2005; see Note 13 of Notes to Condensed Consolidated Financial Statements) and by the assignment of the Monroe Capital Loans to LJH during April 2006 (see Note 8 of Notes to Condensed Consolidated Financial Statements), which are being extended to us at more favorable interest rates as compared to the Monroe Capital Loans. The reduction in interest expense through the elimination of the LJH Original Term Loan and the assignment of the Monroe Capital Loans was partially offset by higher borrowing levels, in particular the net increase in our overall term loan obligations (see Notes 7 and 8 of Notes to Condensed Consolidated Financial Statements for particulars of the LJH Term Loans and the pay-off of our previously outstanding CIT Term Loan).
Amortization of deferred financing costs for the first half of 2006 was $839, compared to $663 for the first half of 2005. Amortization of deferred financing costs for the second quarter of 2006 was $559, compared to $364 for the second quarter of 2005. The increase in amortization of deferred financing costs for the three and six month periods ended June 30, 2006 over prior year same periods relates to the write-off, as a result of our refinancing activities in April 2006 (see Notes 7 and 8 of Notes to Condensed Consolidated Financial Statements for particulars of these refinancing activities) of $289 of deferred financing costs related to the CIT Term Loan and to a portion of the CIT Group Revolving Line of Credit.
In August 2004, we entered into a settlement agreement with the entity from which we acquired our Oscoda, Michigan engine and airframe maintenance facilities in 1999. Pursuant to that entity’s plan of reorganization under Chapter 11 of the United States Bankruptcy Code, we were to receive a pro rata portion of 7,000 shares of common stock in the reorganized company based on our unsecured claim as compared to the total of all unsecured claims. In April 2005, we received 1,364 shares of new common stock in the reorganized company in settlement of our claim against that entity’s bankruptcy estate. Based on the stock price of the reorganized company on April 21, 2005, which was $1.30 per share, we recorded a gain of $1,773 for the three and six month periods ended June 30, 2005.
During the first half of 2005, we completed an offering and consent solicitation (the January 2005 tender offer) relating to our New Senior Notes and our Junior Notes. As a result of this tender offer, we recognized an inducement charge of $160 relating to the value of the premium shares issued as a part of the offering. Additionally, we incurred transaction fees related to the offering of $240. See Note 12 of Notes to Condensed Consolidated Financial Statements for specifics regarding this tender offer.
Other income – net was $233 and $350 for the first half of 2006 and 2005, respectively. Other income – net was $31 and $11 for the second quarter of 2006 and 2005, respectively. Other income – net for the first half of 2006 included investment income of $130 related to short-term investment activities performed during 2006. Other income – net for the first half of 2005 included a $250 gain from the receipt of life insurance proceeds on a former key employee.
As a result of the above factors, our loss from continuing operations before income taxes and discontinued operations for the six month period ended June 30, 2006 was $6,176 compared to our income from continuing operations before income taxes and discontinued operations of $2,063 for the six month period ended June 30, 2005. Our loss from continuing operations before income taxes and discontinued operations for the three month period ended June 30, 2006 was $3,343 compared to our income from continuing operations before income taxes and discontinued operations of $1,249 for the three month period ended June 30, 2005.
During the first half of 2006 and 2005, we recognized an income tax benefit of $31 and $368, respectively. These income tax benefits are primarily the result of income tax refunds for the overpayment of state taxes for our Oscoda, Michigan operations.
For the reasons set forth above, our loss from continuing operations for the six month period ended June 30, 2006 was $6,145, or $0.29 per basic share and diluted share, compared to income from continuing operations for the six month period ended June 30, 2005 of $2,431, or $0.61 per basic share and $0.27 per diluted share. Our loss from continuing operations for the three month period ended June 30, 2006 was $3,343 or $0.15 per basic share and diluted share, compared to income from continuing operations for the three month period ended June 30, 2005 of $1,280 or $0.20 per basic share and $0.11 per diluted share.
Income from discontinued operations for the first half of 2006 was $114, or $0.01 per basic share and diluted share, compared to income of $99, or $0.03 per basic share and $0.01 per diluted share, for the first half of 2005. Income from discontinued operations for the second quarter of 2006 was $92, or $0.00 per basic share and diluted share, compared to income of $44, or $0.01 per basic share and $0.00 per diluted share, for the second quarter of 2005. Results for both the first half of 2006 and 2005 include collections on receivables and the sale of residual inventory that remain after the sale of our redistribution operation and new parts bearings operation, all of which is fully reserved. Since our collections on assets from discontinued operations are winding down, we do not expect that our income from discontinued operations will be significant in future periods.
For the reasons set fourth above, our net loss for the first six months of 2006 was $6,031 ($0.28 per basic share and diluted share), compared to net income of $2,530 for the first six months of 2005 ($0.64 per basic share and $0.28 per diluted share). Our net loss for the second quarter of 2006 was $3,242 ($0.15 per basic share and diluted share), compared to net income of $1,324 for the second quarter of 2005 ($0.21 per basic share and $0.11 per diluted share).

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
The September 11, 2001 terrorist attacks against the United States of America and the resulting increase in airline insurance costs, additional government mandated passenger taxes and fees, and increased airport security costs, have had a severe impact on the aviation industry. These factors, in conjunction with an overall slowdown in the U.S. economy, a reduction in passenger levels from fiscal 2001 through fiscal 2003, and the overall instability in the Middle East (including the war on terrorism and the war in Iraq) have resulted in operating losses for U.S. airline carriers in excess of $10.3 billion for 2001, $8.6 billion for 2002, $3.6 billion for 2003, $5.0 billion for 2004, and $4.8 billion for 2005. In addition to these adverse factors, fiscal 2003 was further impacted by the outbreak of the SARS virus in Asia and fiscal years 2004 and 2005 were impacted by significantly increased fuel costs due to the high price of oil. As a result of these factors, many commercial passenger airlines and air cargo carriers reported significant reductions in their capacity. This reduction in capacity has lessened the aircraft maintenance required by such airlines (and thereby the amount of maintenance being outsourced to companies like TIMCO). These factors have also caused several carriers to file for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. The two most notable for us has been the filing for protection from creditors under Chapter 11 by United Air Lines on December 9, 2002 (United has been our largest customer during the last three fiscal years) and by Delta Airlines on September 14, 2005 (our fourth largest customer during fiscal 2005 and traditionally one of our top 10 largest customers year-over-year). As of the date of this report, United Air Lines has emerged from protection under the Bankruptcy Code, while Delta Airlines has not. In addition to those that have already filed, other carriers have publicly discussed the potential of seeking protection from creditors through a voluntary bankruptcy filing. As related to us, current exposures to carriers that are at risk of filing for protection are being continuously evaluated and monitored, though we have in the past, and may in the future, experience losses relating to these credit exposures. Additionally, the Company is positioning itself for potential favorable implications of these Chapter 11 filings and resurgence of the airlines as it is anticipated that additional maintenance outsourcing opportunities could result as these airlines look for cost reduction solutions.
We believe that all of the above factors could continue to have a negative impact on our business in the foreseeable future. These events, which have adversely affected our business, have also impacted our competition, with several of our competitors exiting the MRO business.

CONTRACTUAL PAYMENT OBLIGATION AND OTHER COMMERCIAL COMMITMENTS
Below is a table setting forth our contractual payment obligations and other commercial commitments as of June 30, 2006, which have been aggregated in order to facilitate a basic understanding of our liquidity (in thousands):

Contractual		Less than		Payments due by period
Obligations	Total	One Year		1-3 years	4-5 years	After 5 years
Revolving Credit Facility	$5,476	$5,476		$—	$—	$—
Long-Term Debt	43,156	1,907	(a)	41,249	—	—
Capital Leases	3,428	320		365	431	2,312
Operating (b) Leases	19,112	4,327		6,466	2,924	5,395
Estimated Interest Obligation (c)	4,875	3,520		1,355	—	—

Total contractual cash obligations	$76,047	$15,550		$49,435	$3,355	$7,707

Other
Commercial		Less than	Payments due by period
Commitments	Total	One Year	1-3 years	4-5 years	After 5 years
Letters of Credit (b)	8,804	8,804	—	—	—

Total Other Commercial Commitments	$8,804	$8,804	$—	$—	$—

(a)	This amount reflects $1,221 of our New Senior Notes due 2006 and $686 of our Junior Notes due January 2007. If not redeemed or repurchased by us prior to the maturity dates of these obligations, these notes automatically convert to 71 shares and 39 shares, respectively, of our authorized but unissued common stock. See Note 9 of Notes to Condensed Consolidated Financial Statements for discussion regarding our New Senior Notes and Junior Notes.

(b)	Outstanding letters of credit primarily relate to security for our obligations to make payments on an operating lease requiring future aggregate principal payments of approximately $7,800. This amount is removed from the operating lease and total contractual cash obligations line because it is included within the letters of credit.

(c)	The estimated interest obligations were calculated using the actual balance of the revolving credit facility at June 30, 2006 and the expected outstanding balances on the short-term and long-term debt obligations, in accordance with payment obligations as detailed in the schedule above. For each debt obligation, we used the individual interest rate that was applicable as of June 30, 2006, which ranged from 6.88% to 8.25%.
We are also committed under employment agreements with all of our executive officers and several of our key employees.

LIQUIDITY
For the year ended December 31, 2005 and the six month period ended June 30, 2006, we incurred a loss from continuing operations of $22,350 and $6,145, respectively. Also, for the year ended December 31, 2005, we continued to require additional cash flow above amounts currently being provided from operations to meet our working capital requirements. Further, while cash flow from operations was $3,220 for the first six months of 2006, it included $13,946 from the sale of marketable securities (relating to the proceeds of the Company’s November 2005 rights offering). Additionally, at certain times during 2005 and the first quarter of 2006, we were not in compliance with certain financial covenants contained in our CIT Group Credit Facility and Monroe Capital Loans. The senior lenders, however, waived, and in some instances, amended all such events of non-compliance and as of December 31, 2005 and June 30, 2006, we were in compliance with all covenant requirements, as amended, for these financing arrangements. See below and Notes 7 and 8 of Notes to Condensed Consolidated Financial Statements for particulars.
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
In April 2006, we closed on a series of transactions related to our senior debt. First, on April 10, 2006, LJH acquired the $18,313 Monroe Capital Loans, with Owl Creek acquiring an approximate 20% participation in those loans. Additionally, effective April 20, 2006, LJH extended to us a new $6,000 senior secured term loan (collectively with the Monroe Capital Loans, the “LJH Term Loans”) and we modified the terms of all of the LJH Term Loans. The LJH Term Loans all mature on December 31, 2007, bear interest at LIBOR plus 1.75% per annum and are secured by a lien on substantially all of our assets. In addition, an event of default under the Amended CIT Revolving Line of Credit (described below) will also result in a default under the LJH Term Loans. As a part of these refinancing activities, LJH waived all defaults and events of defaults with respect to the LJH Term Loans.
In connection with the closing of the LJH Term Loans (described above), we paid in full the CIT Term Loan and amended the CIT Group Revolving Line of Credit (the “Amended CIT Group Revolving Line of Credit”). The Amended CIT Group Revolving Line of Credit is now a $30,000 senior secured revolving line of credit, is due December 31, 2007, and bears interest, at our option, at (a) Prime, or (b) LIBOR plus 2.50%. Also, the Amended CIT Group Revolving Line of Credit contains certain financial covenants regarding our financial performance and certain other covenants, including limitations on the incurrence of additional debt and restrictions on the payment of dividends, and provides for the termination of the Amended CIT Group Revolving Line of Credit and repayment of all debt in the event of a change in control, as defined. In addition, an event of default under the LJH Term Loans (described above) will also result in a default under the Amended CIT Group Revolving Line of Credit. Borrowings under the Amended CIT Group Revolving Line of Credit are secured by a lien on substantially all of our assets. Borrowings under the Amended CIT Group Revolving Line of Credit are based on a borrowing base formula that takes into account the level of our receivables and inventory. Further, the amounts that we can borrow under the Amended CIT Group Revolving Line of Credit are affected by various availability reserves and collateral reserves that can be established by the lenders under the financing agreement. In that regard, as a part of the closing of the Amended CIT Revolving Line of Credit, we provided a collateral deposit of $5,000, which is included within the accompanying condensed consolidated balance sheet at June 30, 2006 as a non-current asset. Finally, the agreement relating to the Amended CIT Group Revolving Line of Credit requires that at the time of each additional borrowing, we must make various representations and warranties to our lenders regarding our business (including several reaffirming that there have been no changes in the status of specific aspects of our business that could reasonably be expected to have a material adverse effect upon the business operation, assets, financial condition or collateral of us and our subsidiaries taken as a whole), and be in compliance with various affirmative and negative covenants, all as more particularly set forth in the agreement. As a part of the Amended CIT Group Revolving Line of Credit, our senior lender waived and amended certain financial covenant defaults and as of December 31, 2005 and June 30, 2006, we were in compliance with all covenant requirements, as amended, for this financing arrangement.
At August 9, 2006, the outstanding aggregate borrowed on the Amended CIT Group Revolving Line of Credit was $1,607, outstanding letters of credit under the Amended CIT Group Revolving Line of Credit was $8,804 and $11,999 was available for additional borrowing under the Amended CIT Group Revolving Line of Credit.
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
In addition, we and our subsidiaries may incur substantial amounts of additional indebtedness. Finally, our senior credit facilities are secured by a lien on substantially all of our assets.
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
SOURCE AND USE OF CASH
Net cash provided by our continuing operating activities during the six month period ended June 30, 2006 was $2,758, compared to net cash provided by continuing operating activities during the same period of 2005 of $4,177. Decreases in accounts receivable and inventory of $33 and $205, respectively, increases in other liabilities of $3,477, the receipt of a $6,000 term loan from LJH, and the proceeds from the net sale of marketable securities of $13,946 were used to fund our operations, to fund increases in other assets of $4,889, to fund decreases in accounts payable and customer deposits of $3,228 and $4,761, respectively, and to reduce our borrowings under our senior credit facilities by $2,844, to purchase fixed assets of $1,580, to repay $4,946 of our CIT Term Loan, to pay capital lease obligations by $545 and to pay transaction fees related to our debt refinancing of $259.
SENIOR CREDIT FACILITIES
See discussion of our senior credit facilities in Note 7 to Notes to Condensed Consolidated Financial Statements.
SUBORDINATED NOTES
See discussion of our subordinated notes in Note 9 to Notes to Condensed Consolidated Financial Statements.
RIGHTS OFFERING
See discussion of our rights offering in Note 13 to Notes to Condensed Consolidated Financial Statements.

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
See our Form 10-K for a discussion of our critical accounting policies and use of estimates. During the six month period ended June 30, 2006, except for the item noted below, there have been no material changes to our critical accounting policies and use of estimates. As of January 1, 2006, we have become self-insured for health and prescription claims under a group health insurance plan. For this plan, we maintain an insurance reserve for both unpaid claims and an estimate of claims incurred but not reported, based on historical claims information. While we believe our reserve for claims to be adequate, there can be no assurance of this.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are exposed to market risk for changes in interest rates. We have no exposure to foreign currency exchange rates or to commodity price risk. We do not hold or issue any financial instruments for trading or other speculative purposes.
Our obligations under our Amended CIT Group Revolving Line of Credit and our LJH Term Loans bear interest at floating rates and therefore, we are impacted by changes in prevailing interest rates. However, our New Senior Notes, Old Senior Notes, and Junior Notes all bear fixed interest rates and therefore we are not subject to the risk of interest rate fluctuations. A 10% change in market interest rates that affect our financial instruments would impact earnings during 2006 by approximately $217 before taxes and would change the fair value of our financial instruments by approximately $6,316.
ITEM 4: CONTROLS AND PROCEDURES
(a)	Our Chief Financial Officer and Chief Executive Officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, these officers have concluded that as of June 30, 2006 our disclosure controls and procedures were effective in timely alerting them to material information relating to our Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted by us under the Exchange Act.

As of June 30, 2006, we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer concluded that our Company’s disclosure controls and procedures are effective.

(b)	There have been no changes in our internal controls or in other factors that could have a material affect, or are reasonably likely to have a material affect to the internal controls subsequent to the date of their evaluation in connection with the preparation of this quarterly report on Form 10-Q.

Effective April 27, 2006, Fritz Baumgartner is no longer serving as our Vice President, Corporate Controller and Chief Accounting Officer. Just subsequent to this date, we appointed Jason Yaudes as our Corporate Controller and Chief Accounting Officer. The full transition and performance of our internal controls as related to our Chief Accounting Officer has been completed with no impact to the effectiveness of the design and operation of our disclosure controls and procedures.

PART II. OTHER INFORMATION
(Amounts and Shares in Thousands, Except Per Share Data)
ITEM 1. LEGAL PROCEEDINGS
See Note 10 to the Company’s Unaudited Condensed Consolidated Financial Statements included in this filing.
ITEM 1A. RISK FACTORS
None
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
None
ITEM 5. OTHER INFORMATION
Changes in Executive Officers of the Company
Effective May 31, 2006, Roy T. Rimmer, Jr. retired as the Company’s Chairman and Chief Marketing Officer.
Effective June 1, 2006, John R. Cawthron, the Company’s Chief Executive Officer, became the Chairman of the Board. From April 24, 2006 until June 1, 2006, Mr. Cawthron served as Vice Chairman of the Board and Chief Executive Officer.
Effective June 1, 2006, Gene House was appointed to serve as Executive Vice President and Chief Marketing Officer of the Company. Mr. House joins the Company after 40 years with United Airlines, where he served in various capacities including engineering, finance, purchasing, planning and sales leadership positions. Most recently, from 1998 to 2005, Mr. House was Managing Director – Sales and Marketing for United Airlines’ MRO businesses.
Employment Agreements with John R. Cawthron and Gene House
On June 8, 2006, effective April 22, 2006, the Company entered into a two-year employment agreement with its Chairman and Chief Executive Officer, John R. Cawthron. Pursuant to the employment agreement, Mr. Cawthron will be paid a base salary of $400 per annum. Mr. Cawthron will also have the opportunity to earn an annual bonus equal to 100% of his base salary if the Company achieves goals and objectives set by the Compensation Committee of the Board of Directors. Further, the employment agreement contains a “change of control” severance arrangement if the employee is not retained by the Company after a change of control, as defined in the employment agreement.
On June 8, 2006, effective June 1, 2006, the Company entered into a two-year employment agreement with Gene House, the Company’s Executive Vice President and Chief Marketing Officer. Pursuant to the employment agreement, Mr. House will be paid a base salary of $260 per annum. Mr. House will also have the opportunity to earn an annual bonus equal to 100% of his base salary if the Company achieves goals and objectives set by the Compensation Committee of the Board of Directors. The employment agreement also contains a “change of control” severance arrangement if the employee is not retained by the Company after a change of control, as defined in the employment agreement.
The foregoing description of the employment agreements between the Company and John R. Cawthron and the Company and Gene House are not complete and are qualified in their entirety by reference to such agreements, copies of which are attached hereto as Exhibits 10.1 and 10.2, respectively, and are incorporated herein by reference.

Retirement of Roy T. Rimmer, Jr.
Effective May 31, 2006, Roy T. Rimmer, Jr. retired as Chairman and Chief Marketing Officer of the Company. Mr. Rimmer had previously served as Chief Executive Officer of the Company from June 2001 until April 24, 2006, when he became Chief Marketing Officer of the Company. In connection with his retirement, the Company entered into a retirement agreement with Mr. Rimmer pursuant to which Mr. Rimmer resigned as an officer and director of the Company and his employment agreement with the Company was terminated. Further, as part of the retirement agreement, the Company agreed to pay Mr. Rimmer an aggregate retirement payment of $1,425, which is equal to three years of base salary ($475 per annum) under his previous employment agreement with the Company. As part of the retirement agreement, Mr. Rimmer agreed to certain restrictive covenants and the Company and Mr. Rimmer entered into mutual general releases.
Sale of Assets of the Goodyear, Arizona Facility
On August 4, 2006, the Company completed the sale of substantially all of the fixed assets of its Goodyear, Arizona to Aeroturbine, Inc. (“Aeroturbine”) pursuant to the terms of an Asset Purchase Agreement, (the “APA”), executed on July 24, 2006 effective July 1, 2006, between Triad International Maintenance Corporation, as seller, and Aeroturbine, as buyer.
Under the APA, the Company sold the furniture, fixtures, equipment and selected inventory of its Goodyear, Arizona MRO facility to Aeroturbine for a purchase price of $1,400. Additionally, Aeroturbine assumed certain of the losses relating to the operation of the Goodyear facility for July 2006 and agreed to employ most of the Company’s employees at the Goodyear facility. Further, the Company and Aeroturbine entered into a consignment agreement with respect to certain inventory at the Goodyear facility and a transition services agreement under which the Company will provide certain transition services to Aeroturbine.
The purchase price was paid as follows:
•	$1,138 was paid in cash at closing; and

•	$262 was paid by cancellation of Seller’s outstanding indebtedness to Aeroturbine relating to an engine purchased by the Company from Aeroturbine in March 2006.
Of the funds paid at closing, $655 is being held in escrow to fund certain repairs to the Goodyear facility that are obligations of the Company.
Additionally, as part of the sale of the Goodyear facility, Aeroturbine entered into a sublease with LJH, Ltd. (“LJH”) for the Goodyear facility. Simultaneously, the Company’s month-to-month sublease for the Goodyear facility was terminated.
The foregoing description of the APA is not complete and is qualified in its entirety by reference to such agreement, a copy of which is attached hereto as Exhibit 10.3 and is incorporated herein by reference.
Agreement and Plan of Merger between the Company and TAS Holding, Inc.
Effective as of July 31, 2006, the Company has entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TAS Holding, Inc., a Delaware Corporation (“TAS”) under which TAS will be merged (the “Merger”) with and into the Company and the stockholders of the Company (other than LJH and Owl Creek, which are defined below) will receive $4.00 per share in cash for their shares, without interest.
TAS is a Delaware corporation. The stockholders of TAS are LJH, Ltd. (“LJH”), which owns approximately 71% of the Company’s outstanding common stock, and affiliates of Owl Creek Asset Management, LP (“Owl Creek”), which own approximately 18% of the Company’s outstanding common stock, and the President of TAS is John R. Cawthron, the Company’s Chairman and Chief Executive Officer.
The Merger was approved by the Company’s Board of Directors based upon the recommendation of a Special Committee of independent directors that negotiated the terms of the Merger with TAS on the Company’s behalf. The Special Committee was advised by the investment banking firm of Houlihan Lokey Howard & Zukin, which provided an opinion to the Special Committee with respect to the fairness (from a financial point of view) of the proposed $4.00 per share cash Merger consideration to the public holders of the Company’s common stock.

If the Merger is consummated, TAS will be merged with and into the Company and LJH and Owl Creek will own 100% of the Company’s outstanding common stock. Furthermore, the Company will become eligible for termination of registration pursuant to Section 12(g)(4) of the Exchange Act, the composition of the Company’s board of directors may be changed to include individuals designated by LJH and Owl Creek and the Company’s common stock will no longer be traded or quoted. The Merger is subject to customary closing conditions and the receipt of required regulatory approvals. The Company expects to complete the Merger by the end of the 2006 fiscal year, although there can be no assurance that the Merger will be completed.
Simultaneous with entering into the Merger Agreement, the Company entered into two additional agreements with respect to the Merger:
•	A Conversion, Support and Release Agreement, dated as of July 31, 2006, in which, among other matters: (i) the Company agreed (under certain conditions) to sell to LJH and Owl Creek an additional 2,400 shares of the Company’s authorized but unissued common stock at an exercise price of $2.50 per share through the conversion of debt owed by the Company to LJH (the “Option”), and (ii) TAS’s stockholders agreed to support the Merger at any meeting of the Company’s stockholders called to consider and vote upon the Merger; and

•	An Escrow Agreement, dated as of July 31, 2006, between the Company, TAS and American Bank of Texas, under which TAS has deposited all of the funds required to pay public stockholders the $4.00 per share cash Merger consideration. American Bank of Texas is wholly-owned by Lacy Harber, the principal stockholder of LJH.
The foregoing description of the Merger, the Merger Agreement, the Conversion, Support and Release Agreement and the Escrow Agreement, are not complete and are qualified in their entirety by reference to the Merger Agreement, the Conversion, Support and Release Agreement and the Escrow Agreement, copies of which are Exhibits 10.4, 10.5 and 10.6, respectively, to this Quarterly Report on Form 10-Q and are incorporated herein by reference.
ITEM 6. EXHIBITS AND REPORTS ON FORMS 8-K
(a) Exhibits

10.1	Employment Agreement between the Company and John R. Cawthron

10.2	Employment Agreement between the Company and Gene House

10.3	Asset Sale Agreement between the Company and Aeroturbine related to the Goodyear facility

10.4	Agreement and Plan of Merger between the Company and TAS (1)

10.5	Conversion, Support and Release Agreement between the Company, TAS, LJH and the affiliates of Owl Creek (1)

10.6	Escrow Agreement between the Company, TAS and American Bank of Texas (1)

31.1	Certification of CEO and CFO under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO under Section 906 the Sarbanes-Oxley Act of 2002

(1)	Filed as exhibits to the Form 8-K filed by the Company under Item 1.01 on August 3, 2006.
(b) Reports on Form 8-K
During the quarter ended June 30, 2006, the Company filed (i) a Current Report on Form 8-K reporting under Item 8.01 the assignment of the Monroe Capital Term Loans to LJH, Ltd., (ii) a Current Report on Form 8-K reporting under Item 8.01 the Company’s financial results for the twelve month period ended December 31, 2005 and certain other matters, (iii) a Current Report on Form 8-K reporting under Item 1.01 the Company’s refinancing arrangements with its senior lenders, (iv) a Current Report on Form 8-K reporting under Item 5.02 the appointment of John R. Cawthron as the Company’s Vice Chairman of the Board of Directors and Chief Executive Officer and certain other matters, and (v) a Current Report on Form 8-K reporting under Item 5.02 the appointment of Jason Yaudes as the Company’s Corporate Controller and Chief Accounting Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
TIMCO Aviation Services, Inc.

By:	/s/ James H. Tate
Chief Financial Officer
(Principal Financial Officer)

Dated: August 14, 2006

Exhibit Index

Exhibit
Number	Description
10.1	Employment Agreement between the Company and John R. Cawthron

10.2	Employment Agreement between the Company and Gene House

10.3	Asset Sale Agreement between the Company and Aero Turbine related to the Goodyear facility

10.4	Agreement and Plan of Merger between the Company and TAS (1)

10.5	Conversion, Support and Release Agreement between the Company, TAS, LJH and affiliates of Owl Creek (1)

10.6	Escrow Agreement between the Company, TAS and American Bank of Texas (1)

31.1	Certification of CEO and CFO under Section 302 the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO under Section 906 the Sarbanes-Oxley Act of 2002

(1)	Filed as exhibits to the Form 8-K filed by the Company under Item 1.01 on August 3, 2006.