Form 10-Q
period 2006-09-30
TIMCO AVIATION SERVICES INC
filed 2006-11-20
CIK 1012159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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
Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 21,441,040 shares of common stock, $.001 par value per share, were outstanding as of November 20, 2006.

TIMCO AVIATION SERVICES, INC.
INDEX
Part I. Financial Information

		Page
Item 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets at September 30, 2006 (unaudited) and December 31, 2005	2-3

	Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2006 and 2005(unaudited)	4-5

	Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2006 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 (unaudited)	7-8

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	34

Item 4.	CONTROLS AND PROCEDURES	34

Part II. Other Information

Item 1.	LEGAL PROCEEDINGS	35

Item 1A.	RISK FACTORS	35

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	35

Item 3.	DEFAULTS UPON SENIOR SECURITIES	35

Item 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS	35

Item 5.	OTHER INFORMATION	35

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K	35

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	September 30,
	2006	December 31,
	(Unaudited)	2005
ASSETS
Current Assets:
Cash and cash equivalents	$378	$1,318
Marketable securities	32	13,978
Accounts receivable, net of allowances of $5,348 at September 30, 2006 and $7,446 at December 31, 2005	39,942	48,643
Inventories	32,978	28,681
Other current assets	8,453	7,082
Net assets of discontinued operations	—	462

Total current assets	81,783	100,164

Fixed assets:
Fixed assets at cost	81,062	82,676
Less accumulated depreciation	54,011	52,585

Fixed assets, net	27,051	30,091

Other Assets:
Goodwill, net	26,124	26,124
Collateral deposit for debt obligation	5,000	—
Deferred financing costs, net	1,415	2,251
Other	1,172	1,498

Total other assets	33,711	29,873

Total assets	$142,545	$160,128

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$14,778	$21,696
Accrued expenses	14,088	13,087
Accrued interest	1,328	1,127
Customer deposits	27,175	21,446
Revolving loan	254	8,320
New Senior Notes due 2006	1,221	1,221
Junior subordinated notes due 2007, net	711	—
Current maturities of capital lease obligations	413	786
Current maturities of notes payable to financial institutions	—	1,562
Other	2,183	3,416

Total current liabilities	62,151	72,661

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(In Thousands, Except Share Data)

	September 30,
	2006	December 31,
	(Unaudited)	2005
Long-term Liabilities:
Term loan with related parties	25,459	—
Old Senior Notes due 2008	16,247	16,247
Capital lease obligations, net of current portion	3,067	3,187
Notes payable to financial institutions, net of current portion	—	21,197
Junior subordinated notes due 2007, net	—	639

Total long-term liabilities	44,773	41,270

Commitments and Contingencies (See notes)

Stockholders’ Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none outstanding, 15,000 shares designated Series A Junior Participating	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 21,441,040 voting shares issued and outstanding at September 30, 2006 and December 31, 2005	21	21
Additional paid-in capital	344,880	344,864
Accumulated deficit	(309,280)	(298,688)

Total stockholders’ equity	35,621	46,197

Total liabilities and stockholders’ equity	$142,545	$160,128

The accompanying notes are an integral part of these consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share Data)
(Unaudited)

	For the Three Months
	Ended September 30,
	2006	2005
Revenues, net	$62,692	$78,192
Cost of sales	58,018	77,594

Gross profit	4,674	598

Operating expenses	7,389	5,973
Gain on sale of fixed assets	(220)	(1,178)

Loss from operations	(2,495)	(4,197)

Interest expense	2,155	2,579
Other income — net	(58)	(388)

Loss from continuing operations before income taxes	(4,592)	(6,388)

Income tax benefit	—	—

Loss from continuing operations	(4,592)	(6,388)

Income from discontinued operations, net of income taxes	31	42

Net loss	$(4,561)	$(6,346)

Basic and diluted loss per share:
Loss from continuing operations	$(0.21)	$(1.00)
Income from discontinued operations	—	0.01

Net loss	$(0.21)	$(0.99)

Weighted average shares outstanding:
Basic and diluted	21,441,040	6,413,979

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share Data)
(Unaudited)

	For the Nine Months
	Ended September 30,
	2006	2005
Revenues, net	$236,452	$249,989
Cost of sales	220,821	232,435

Gross profit	15,631	17,554

Operating expenses	21,019	18,310
Gain on sale of fixed assets	(220)	(1,178)

(Loss) income from operations	(5,168)	422

Interest expense	5,891	6,860
Gain on settlement of bankruptcy claim	—	(1,773)
Charge for early conversion of notes	—	400
Other income — net	(290)	(740)

Loss from continuing operations before income taxes	(10,769)	(4,325)

Income tax benefit	31	368

Loss from continuing operations	(10,738)	(3,957)

Income from discontinued operations, net of income taxes	146	140

Net loss	$(10,592)	$(3,817)

Basic and diluted loss per share:
Loss from continuing operations	$(0.49)	$(0.83)
Income from discontinued operations	0.01	0.03

Net loss	$(0.48)	$(0.80)

Weighted average shares outstanding:
Basic and diluted	21,441,040	4,786,824

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In Thousands, Except Share Data)
(Unaudited)

	Common Stock		Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2005	21,441,040	$21	$344,864	$(298,688)	$46,197

Stock compensation expense	—	—	16	—	16

Net loss	—	—	—	(10,592)	(10,592)

Balance as of September 30, 2006	21,441,040	$21	$344,880	$(309,280)	$35,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For the Nine
	Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,592)	$(3,817)
Adjustments to reconcile net loss to cash provided by operating activities:
Write-off of deferred financing fees	289	—
Paid-in-kind interest on note obligations	1,382	2,452
Compensation Expense for stock options	16	—
Non-cash gain on settlement of bankruptcy claim	—	(1,773)
Impairment charged for fixed assets	277	—
Non-cash inducement charge for conversion of notes	—	160
Gain on disposition of fixed assets	(220)	—
Depreciation and amortization	3,577	4,031
Amortization of deferred financing costs	837	1,059
Sale of marketable securities, net	13,946	—
Recovery of doubtful accounts	(616)	(5)
Change in working capital:
Accounts receivable	9,317	1,011
Inventories	(4,297)	(9,112)
Other assets	(5,369)	(4,211)
Accounts payable	(6,918)	4,410
Customer deposits	5,729	10,613
Other liabilities	305	(4,331)

Cash provided by activities from continuing operations	7,663	487
Cash provided by activities from discontinued operations	462	—

Net cash provided by operating activities	8,125	487
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	724	—
Purchases of fixed assets	(1,994)	(3,435)

Net cash used in investing activities	(1,270)	(3,435)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under senior debt facilities	247,880	265,605
Payments under senior debt facilities	(255,946)	(269,777)
Payments on term loan with financial institution	(4,946)	(872)
Borrowings under related party loan	6,000	—
Payments on capital leases	(493)	(680)
Payments of deferred financing costs	(290)	(1,095)
Proceeds of term loan with financial institutions, net	—	9,656
Partial exercise of LJH Warrant	—	71

Net cash (used in)provided by financing activities	(7,795)	2,908

Net (decrease)increase in cash and cash equivalents	(940)	100
Cash and cash equivalents, beginning of period	1,318	293

Cash and cash equivalents, end of period	$378	$393

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(In Thousands)
(Unaudited)

	For the Nine
	Months Ended
	September 30,
	2006	2005
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$(2,439)	$(3,180)

Income taxes refunded	$31	$368

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Proceeds held in escrow from sale of fixed assets	$755	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

Common stock issued in connection with conversion of New Senior Notes	$—	$54,363

Common stock issued in connection with conversion of Junior Notes	$—	$2,642

Available for sale investment equity change	$—	$(341)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMCO AVIATION SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
(Amounts and Shares in Thousands, Except Per Share Data)
1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION and LIQUIDITY
DESCRIPTION OF BUSINESS
TIMCO Aviation Services, Inc. (the “Company”), a Delaware corporation, is among the world’s largest independent providers of aviation maintenance, repair and overhaul (MRO) services for major commercial airlines, regional air carriers, aircraft leasing companies, commercial air cargo carriers and government and military units. The Company provides MRO services through its subsidiaries: (i) Triad International Maintenance Corporation (known in the industry as TIMCO), which, with its three active locations, is one of the largest independent providers of aircraft heavy maintenance services in the world and also provides line maintenance services; (ii) Brice Manufacturing, which manufactures and sells new aircraft seats and aftermarket parts and in the refurbishment of aircraft interior components; (iii) TIMCO Engineered Systems, which provides engineering services both to the Company’s MRO operations and its customers; and (iv) TIMCO Engine Center, which refurbishes JT8D engines and performs on-wing repairs for both JT8D and CFM-56 series engines. In June 2005, the Company decided to integrate its refurbishment of aircraft interior components operations within its other MRO facilities. As a result of this decision, the Company has shut-down its Aircraft Interior Design operations located in Dallas, Texas. Also, in July 2006, the Company entered into an agreement to sell substantially all of its fixed assets within its Goodyear, Arizona, MRO facility and to terminate its month-to-month sublease obligation for this facility. As a result of this decision, the Company shut down its operations at this location during the third quarter of 2006 and integrated certain customer aircraft heavy maintenance services into its three other MRO facilities. See Note 12.
During 2005, the Company completed a significant restructuring of its capital and equity, including a conversion of a majority of its outstanding New Senior Notes and Junior Notes to common stock and the completion of a rights offering. See Notes 13 and 14 for further discussion. Concurrent with the completion of the rights offering, the Company changed its capitalization by reducing the number of authorized shares of common stock from 500,000 to 100,000 and by reducing the number of its issued and outstanding shares of common stock by converting every forty shares of its issued and outstanding common stock into one share of new common stock. All shares and per share data contained herein reflects completion of the one-new-share-for-forty-old-shares reverse stock split.
On February 6, 2006, LJH, Ltd. (“LJH”), an entity controlled by the Company’s principal stockholder, acquired an aggregate of 5,808 shares of the Company’s outstanding common stock, consisting of 3,029 shares acquired from Loeb Partners Corporation and affiliated entities and 2,779 shares acquired from LC Capital Master Fund, Ltd. Subsequent to this transaction, LJH currently owns 15,386 shares, or 71.8%, of the Company’s outstanding common stock. Also, as of September 30, 2006, affiliates of Owl Creek Capital Management (“Owl Creek”) own 3,722 shares, or 17.4%, of the Company’s outstanding common stock.
Effective July 31, 2006, the Company entered into a merger agreement with TAS Holding, Inc. (“TAS”), an entity organized and owned by LJH and Owl Creek to merge the Company into TAS in a transaction which the Company’s stockholders, other than LJH and Owl Creek, will receive cash consideration of $4.00 per share in exchange for their outstanding shares. As part of the merger agreement, the Company also agreed to sell TAS 2,400 shares of its common stock at $2.50 per share under certain circumstances. The merger is subject to various closing conditions and there can be no assurance the merger will be completed. See Note 15.
See “Liquidity” below for a description of a refinancing of the Company’s senior debt that was completed in April 2006.

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
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2006, the results of its operations for the three and nine month periods ended September 30, 2006 and 2005 and its cash flows for the nine month periods ended September 30, 2006 and 2005. The results of operations and cash flows for the nine month period ended September 30, 2006 are not necessarily indicative of the results of operations or cash flows which may be reported for the year ending December 31, 2006.
LIQUIDITY
In April 2006, the Company closed on a series of transactions with its principal stockholders relating to its senior debt. First, on April 10, 2006, LJH acquired the $18,313 Monroe Capital Loans, with affiliates of Owl Creek simultaneously acquiring a 20% participation interest in those loans. Additionally, on April 20, 2006, in conjunction with the refinancing of the CIT Group Credit Facility (see below), the Company obtained a new $6,000 senior secured term loan from LJH (collectively with the Monroe Capital Loans, the “LJH Term Loans”). The LJH Term Loans all mature on December 31, 2007, bear interest at LIBOR plus 1.75% per annum and are secured by a lien on substantially all of the Company’s assets. Also, in conjunction with the closing of the LJH Term Loans, the Company paid in full the CIT Term Loan (from the proceeds of the new term loan obtained from LJH) and entered into other modifications, including amendments and waivers to debt covenant violations as of December 31, 2005 and March, 31, 2006, to the CIT Group Credit Facility. The Company also obtained waivers of all defaults and events of defaults from LJH under the LJH Term Loans. See Notes 8 and 9 for additional information about these financing transactions.
For the year ended December 31, 2005 and the nine month period ended September 30, 2006, the Company incurred losses from continuing operations of $22,350 and $10,592, respectively. Also, for the year ended December 31, 2005, the Company continued to require additional cash flow above amounts provided from operations to meet its working capital requirements. Further, while cash flow from operations was $8,125 for the first nine months of 2006, it included $13,946 from the sale of marketable securities (relating to and derived from sales of securities purchased with the proceeds of the Company’s November 2005 rights offering). Additionally, at certain times during 2005 and in the first quarter of 2006, the Company was not in compliance with certain financial covenants contained in its CIT Group Credit Facility and Monroe Capital Loans. The senior lenders, however, waived, and in some instances, amended all such events of non-compliance and as of December 31, 2005 and September 30, 2006 the Company was in compliance with all covenant requirements, as amended, for these financing arrangements.
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
2. SALE OF ASSETS
Effective July 1, 2006, the Company entered into an asset sale agreement in which the Company agreed to sell substantially all of the fixed assets located at the Company’s Goodyear, Arizona MRO facility to an unrelated party. The net sales price for these assets was an amount equal to $1,400 plus the transition period loss (defined below), of which $1,138 plus the transition period loss was paid in cash and the residual was fulfilled through the termination of outstanding obligations due from the Company. As of the closing date, approximately $655 of the cash proceeds owed to the Company was placed in escrow until the Company satisfies certain conditions required by the asset sale agreement. The transition period loss was equal to the difference between the Company’s business revenues and certain expenses during the period from July 1, 2006 and the closing date of this transaction (which was August 4, 2006). In addition, the Company entered into certain other agreements with the purchaser for the consignment of certain inventories and to provide certain transition services. Also, effective as of the closing date, the purchaser entered into a sublease arrangement with LJH with respect to the Goodyear facility and the Company terminated its month-to-month sublease arrangement with LJH. Finally, the Company has relocated certain fixed assets and inventories to its other MRO facilities and integrated certain customer aircraft heavy maintenance services into its three other airframe heavy maintenance MRO facilities.
For the nine month period ended September 30, 2006, the Company recorded charges, within cost of sales in the accompanying condensed consolidated statements of operations, of $277 related to the impairment of certain fixed assets at the Goodyear facility that were either not acquired or not relocated to other MRO facilities. Also, the Company has recorded charges, within costs of sales and operating expenses in the accompanying condensed consolidated statements of operations, of $523 related to the shutdown and exit of the Goodyear facility which include additional severance charges to be recorded in conjunction with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. These charges were partially offset by a gain, which approximated $220, on the sale of assets related to this transaction.
3. STOCK COMPENSATION PLANS
In January 2006, the Company adopted SFAS No. 123R, “Share-Based Payment”, which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” for our stock-based employee and director compensation plans. SFAS 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). Prior to the adoption of SFAS No. 123R, as permitted by SFAS No. 123, the Company accounted for similar transactions in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, no compensation expense was recognized in the statements of operations for options granted with exercise prices equal to the fair value of the Company’s common stock on the date of grant.
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
For the three month period ended September 30, 2006, the Company recorded compensation expense related to stock options that increased the loss from operations and the net loss by $4 with a $0.00 per share impact on basic and diluted earnings per share. For the nine month period ended September 30, 2006, the Company recorded compensation expense related to stock options that increased the loss from operations and the net loss by $16 with a $0.00 per share impact on basic and diluted earnings per share. This stock option compensation expense is included within operating expenses within the accompanying condensed consolidated statements of operations. As of September 30, 2006, unrecognized compensation costs related to stock options totaled approximately $2, which will be expensed during the remainder of fiscal 2006.
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

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
Net loss — as reported	$(6,346)	$(3,817)
Additional expense	(19)	(58)

Net loss — pro forma	$(6,365)	$(3,875)
Net loss per share, basic and diluted — as reported	(0.99)	(0.80)
Net loss per share, basic and diluted — pro forma	(0.99)	(0.81)
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions and related fair values:

	2006 Grants	2005 Grants
Expected life	5 Years	5 Years
Expected volatility	70%	70%
Risk-free interest rate	4.75%	3.99%
Dividend yield	—	—
Fair values	$3.31	$7.07
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
A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2006 follows:

		Weighted Average	Remaining
	Options	Exercise Price	Contractual Life
Options outstanding at December 31, 2005	56	$938.44
Options granted at market price	3	3.31
Options forfeited	(4)	(33.73)
Options exercised	—	—
Options outstanding at September 30, 2006	55	$943.53	1.65 Years

Options exercisable at September 30, 2006	49	$818.15	1.65 Years

4. MARKETABLE SECURITIES
The Company accounts for investments in marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. In accordance with SFAS No. 115, the Company has designated all marketable securities as trading securities. Trading securities, which consisted of commercial paper at September 30, 2006 and December 31, 2005, are carried at fair value, with unrealized gains and losses included in earnings on a current basis. The Company determines cost on a specific identification basis.
At September 30, 2006 and December 31, 2005, marketable securities consisted of the following:

	September 30,		December 31,
	2006		2005
	Fair Value	Cost	Fair Value	Cost
Trading securities	$32	$32	$13,978	$13,927

5. INVENTORIES
Inventories are stated at the lower of cost or market value. At September 30, 2006 and December 31, 2005, inventories consisted of the following:

	September 30,	December 31,
	2006	2005
Finished goods	$16,832	$16,374
Work in progress	13,798	10,778
Raw materials	2,348	1,529

	$32,978	$28,681

6. DEFERRED FINANCING COSTS
Costs associated with obtaining financing are included in the accompanying condensed consolidated balance sheets as deferred financing costs and are being amortized over the terms of the loans to which such costs relate. The cost and accumulated amortization of deferred financing costs as of September 30, 2006 and December 31, 2005 is as follows:

	September 30,	December 31,
	2006	2005
Original basis	$8,834	$8,543
Accumulated amortization	(7,419)	(6,292)

	$1,415	$2,251

On April 20, 2006, the Company paid in full the CIT Term Loan and entered into other modifications to the CIT Group Revolving Line of Credit (see Note 8). As a part of this refinancing arrangement, the Company wrote-off $289 of deferred financing costs related to the CIT Term Loan and to a portion of the CIT Group Revolving Line of Credit. This charge is included within interest expense within the accompanying condensed consolidated statements of operations for the nine month period ended September 30, 2006.
7. DISCONTINUED OPERATIONS
In December 2005, the Company received notice of a payment from the liquidating trust of a former customer of its distribution operations (which operations were sold in fiscal 2000). The payment related to a previously written off accounts receivable from a customer that filed for bankruptcy protection. The payment, which approximated $462, was received in April 2006. The Company has reflected this amount within net assets of discontinued operations within the accompanying condensed consolidated balance sheet for the period ended December 31, 2005. Current year income from discontinued operations is derived from inventory sold on a consignment arrangement.
8. SENIOR CREDIT FACILITIES
In April 2006, the Company closed on a series of transactions with its principal stockholders relating to its senior debt. See Note 9 for particulars of these related party debt transactions. In conjunction with the closing of the LJH Term Loans, the Company paid the CIT Term Loan in full and amended the CIT Group Revolving Line of Credit (the “Amended CIT Group Revolving Line of Credit”). The Amended CIT Group Revolving Line of Credit is now a $30,000 senior secured revolving line of credit, is due December 31, 2007, and bears interest, at the Company’s option, at either (a) Prime, or (b) LIBOR plus 2.50%. At the present time, the Company has elected the Prime option for the outstanding revolving line of credit. Also, in accordance with the requirements of EITF 95-22, the Company has presented the revolving line of credit as a short-term obligation. In addition, the Amended CIT Group Revolving Line of Credit contains certain financial covenants regarding the Company’s financial performance and certain other covenants, including limitations on the incurrence of additional debt and restrictions on the payment of dividends, and provides for the termination of the Amended CIT Group Revolving Line of Credit and repayment of all debt in the event of a change in control, as defined. Also, an event of default under the LJH Term Loans will also result in a default under the Amended CIT Group Revolving Line of Credit.
Borrowings under the Amended CIT Group Revolving Line of Credit are secured by a lien on substantially all of the Company’s assets. Borrowings under the revolving line of credit are based on a borrowing base formula that takes into account the level of the Company’s receivables and inventory. Further, the amounts that the Company can borrow under the Amended CIT Group Revolving Line of Credit are affected by various availability reserves and collateral reserves that can be established by the lenders under the financing agreement. In that regard, as a part of the closing of the Amended CIT Group Revolving Line of Credit, the Company provided a collateral deposit of $5,000, which is included within the accompanying condensed consolidated balance sheet at September 30, 2006 as a non-current asset. Finally, the agreement relating to the Amended CIT Group Revolving Line of Credit requires that at the time of each additional borrowing, the Company must make various representations and warranties to its lenders regarding its business (including several reaffirming that there have been no changes in the status of specific aspects of the Company’s business that could reasonably be expected to have a material adverse effect upon the business operation, assets, financial condition or collateral of the Company and its subsidiaries taken as a whole), and be in compliance with various affirmative and negative covenants, all as more particularly set forth in the agreement. As a part of the Amended CIT Group Revolving Line of Credit, the Company’s senior lender waived and in certain instances, amended certain financial covenant defaults and as of December 31, 2005 and September 30, 2006 the Company was in compliance with all covenant requirements, as amended.
As of September 30, 2006, the outstanding aggregate amount borrowed under the Amended CIT Group Revolving Line of Credit was $254, the amount of outstanding letters of credit under the Amended CIT Group Revolving Line of Credit was $8,804, and $11,147 was available for additional borrowing under the Amended CIT Group Revolving Line of Credit.
9. TERM LOAN FROM A RELATED PARTY
On April 10, 2006, LJH acquired the $18,313 Monroe Capital Loans, with affiliates of Owl Creek simultaneously acquiring a 20% participation interest in that loan. Additionally, effective on April 20, 2006, in conjunction with the refinancing of the CIT Group Credit Facility (see Note 8), the Company obtained a new $6,000 senior secured term loan from LJH (collectively with the Monroe Capital Loans, the “LJH Term Loans”). The LJH Term Loans all mature on December 31, 2007, bear interest at LIBOR plus 1.75% per annum and are secured by a lien on substantially all of the Company’s assets. In addition, an event of default under the Amended CIT Revolving Line of Credit (described in Note 8) will also result in a default under the LJH Term Loans. The Company also obtained waivers of all defaults and events of default from LJH under the LJH Term Loans.
In April 2004, the Company entered into an agreement with its principal stockholder pursuant to which it combined all of its previously outstanding debt (principal plus accrued and unpaid interest) with its principal stockholder into a related party term loan due on January 31, 2008 (the “LJH Original Term Loan”). The LJH Original Term Loan bore interest at 18% per annum, 6% of which was payable in cash (or at the Company’s option, payable-in-kind) and the balance of which was payable-in-kind (“PIK”). Additionally, the PIK interest balance compounded into principal debt semi-annually in January and August. In October 2005, the Company’s registration statement on Form S-1 with respect to a rights offering became effective. As a part of the rights offering, the Company agreed to allow its principal stockholder the use of the LJH Original Term Loan as consideration (on a dollar-for-dollar basis) for the purchase of a portion of the shares that it was permitted to purchase in the rights offering. On November 22, 2005, the Company closed its rights offering and as a part of such closing, accepted a subscription from its principal stockholder to purchase 3,960 shares of the Company’s common stock for an aggregate purchase price of $19,007 (the then current balance of the LJH Original Term Loan) using the proceeds of the LJH Original Term Loan. See Note 14 for further details of the rights offering.
10. SUBORDINATED NOTES
8% SENIOR SUBORDINATED PIK NOTES DUE 2006
In February 2002, in connection with a capital and debt restructuring, the Company issued $100,000 face value, in aggregate, principal amount of 8.0% senior subordinated convertible paid-in-kind (“PIK”) notes (“New Senior Notes”), which mature on December 31, 2006. On March 8, 2005, in conjunction with the Company’s January 2005 offering and consent solicitation (see Note 13), the Company received tenders and related consents from holders of 47.0% in aggregate principal amount of the New Senior Notes. Additionally, on October 12, 2005, in conjunction with the Company’s August 2005 offering and consent solicitation (see Note 13), the Company received tenders and related consents from holders of 98% in aggregate principal amount of the then remaining New Senior Notes. After consummation of the tender offers and as of September 30, 2006, $1,221 of New Senior Notes remained outstanding.
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
8 1/8% SENIOR SUBORDINATED NOTES DUE 2008
In 1998, the Company sold $165,000 of senior subordinated notes (“Old Notes”) with a coupon rate of 8.125% at a price of 99.395%, which mature on February 15, 2008. On February 28, 2002, $149,000 face value of these notes were cancelled as part of a note exchange in exchange for cash and securities, and substantially all of the covenants contained in the indenture relating to the remaining Old Notes were extinguished. As a result of the 2002 exchange offer and consent solicitation, $16,247 in aggregate principal amount, net of unamortized discount, of Old Notes remain outstanding at September 30, 2006. Interest on the Old Notes is payable on February 15 and August 15 of each year. The Old Senior Notes are general unsecured obligations, subordinated in right of payment to all existing and future senior debt, including indebtedness outstanding under the Amended CIT Group Revolving Line of Credit and the LJH Term Loans, and under senior credit facilities which may replace these facilities in the future, and the New Senior Notes. In addition, the Old Senior Notes are effectively subordinated to all secured obligations to the extent of the assets securing such obligations, including the Amended CIT Group Revolving Line of Credit and the LJH Term Loans. The Old Notes are redeemable, at the Company’s option, in whole or in part, for 100% of the redemption price, plus accrued and unpaid interest and liquidated damages, if any.
8% JUNIOR SUBORDINATED PIK NOTES DUE 2007
In September 2002, the Company issued $4,000 face value, in aggregate, junior subordinated convertible PIK notes (“Junior Notes”). On March 8, 2005, in conjunction with the Company’s January 2005 offering and consent solicitation (see Note 13), the Company received tenders and related consents from holders of 75.2% in aggregate principal amount of the Junior Notes. Additionally, on October 12, 2005, in conjunction with the Company’s August 2005 offering (see Note 13), the Company received tenders from holder of 33% in aggregate principal amount of the then remaining Junior Notes.
The remaining Junior Notes bear interest at 8% and mature on January 2, 2007. Interest on the Junior Notes is payable, at the Company’s option, either in cash or paid-in-kind through the issuance of additional notes semiannually on June 30 and December 31 of each year. The Junior Notes were recorded as of September 20, 2002 (the effective date) at the then current fair value of $2,500. As a result of the Company’s tender offers, the current fair value (as of September 30, 2006) approximates $711. The discount on these Junior Notes is being accreted to the redemption value of the Junior Notes at maturity in January 2007.

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
11. COMMITMENTS AND CONTINGENCIES
LITIGATION AND CLAIMS
The Company is involved in various lawsuits and contingencies arising out of its operations in the normal course of business. In the opinion of management, the ultimate resolution of these claims and lawsuits will not have a material adverse effect upon the financial condition or results of operations of the Company.
In November 2005, the Company was named as the defendant in a lawsuit which alleges that the Company breached a purported verbal agreement for indemnification. The suit seeks damages of $6,600, plus interest, costs and attorneys fees. While the Company does not believe that any such indemnification agreement exists, believes that it has meritorious defenses to the claim and intends to vigorously defend the lawsuit, there can be no assurance as to its outcome. As of September 30, 2006, no reserves related to this lawsuit have been recorded within the accompanying condensed consolidated financial statements.
ENVIRONMENTAL MATTERS
The Company is taking remedial action pursuant to Environmental Protection Agency and Florida Department of Environmental Protection (“FDEP”) regulations at TIMCO-Lake City. Ongoing testing is being performed and new information is being gathered to continually assess the impact and magnitude of the required remediation efforts on the Company. During 2003, based upon the most recent cost estimates provided by environmental consultants, it was estimated that the total remaining testing, remediation and compliance costs for this facility was approximately $810. Additionally, during 2003 the Company secured an insurance policy to provide the financial assurances required by the FDEP. Subsequent to 2003, the Company has proceeded with its remediation plan with no significant change in the estimated compliance costs and has maintained its insurance policy to provide the financial assurances required by the FDEP.
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
Accrued expenses in the accompanying September 30, 2006 and December 31, 2005 condensed consolidated balance sheets include $704 and $650, respectively, related to obligations to remediate the environmental matters described above. As of September 30, 2006 and December 31, 2005, the Company has no receivables from the insurance provider for these exposures. Future information and developments will require the Company to continually reassess the expected impact of the environmental matters discussed above. Actual costs to be incurred in future periods may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. These uncertainties include the extent of required remediation based on testing and evaluation not yet completed and the varying costs and effectiveness of remediation methods. In the opinion of management, the ultimate resolution of these environmental exposures will not have a material adverse effect upon the financial condition or results of operations of the Company.
OTHER MATTERS
In February 2006, a settlement agreement for unsecured claims was reached with a current customer of the Company (UAL Corporation) relating to their filing for protection under Chapter 11 of the United States Bankruptcy Code in fiscal 2002.

Pursuant to the UAL Corporation plan of reorganization, the Company received 5 shares of common stock in the reorganized company based on the Company’s unsecured claim as compared to the total of all unsecured claims. Based on the stock price of the reorganized company on February 2, 2006, which approximated $35.89 per share, the Company recorded an offset to operating expenses of $164 within the accompanying condensed consolidated statement of operation for the nine month period ended September 30, 2006. In June 2006, the Company sold these shares in UAL Corporation and recorded a loss of $31 to other income, net within the accompanying condensed consolidated statements of operations for the nine month period ended September 30, 2006.
The Company has employment agreements with all of its executive officers and certain of its key employees. The employment agreements provide that such officers and key employees may earn bonuses, based upon a sliding percentage scale of their base salaries, provided the Company achieves certain financial operating results, as defined. Further, certain of these employment agreements provide for severance benefits in the event of a change of control. In December 2005, the Company terminated several executive officers and key employees and in April 2006, the Company entered into a retirement arrangement with its former Chief Executive Officer. Also, in June 2006, the Company settled with certain former executive officers and senior members of management disputed claims regarding severance obligations. As a result of these settlements, the Company reversed approximately $325 of severance accruals that were established as of December 31, 2005. Accrued expenses in the accompanying September 30, 2006 and December 31, 2005 condensed consolidated balance sheets include $2,000 and $2,100, respectively, related to aggregate severance and retirement obligations due to these individuals. Further, the charges for these severance and retirement benefits was recorded in operating expenses on the condensed consolidated statements of operations for the second quarter of 2006 and the fourth quarter of 2005, respectively.
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
12. RELATED PARTY TRANSACTIONS
As partial consideration for the funding of a $6,050 term loan with the Company’s principal stockholder in 2003, the Company issued a warrant (the “LJH Warrant”) to LJH to acquire, for nominal consideration, 30% of the Company’s outstanding common stock (on a fully-diluted basis) as of the day the warrant is exercised. The warrant is exercisable on or before January 31, 2007. The warrant valuation, as determined by an independent business valuation specialist through a fair market value assessment of the Company, was recorded at $1,258 in 2003. The Company recorded the value of this warrant as deferred financing costs and was amortizing this amount to expense over a three-year period (the original period of this loan). In conjunction with the Company’s rights offering (see Note 14), and as a result of the use by its principal stockholder of the entire balance of the LJH Original Term Loan as consideration for its purchase of shares in the rights offering, the Company wrote-off the unamortized deferred financing balance (approximately $710) at the closing of the rights offering.
In January 2005 and August 2005, the Company extended offers for early conversion of its New Senior Notes and Junior Notes. As part of these offers, LJH agreed to certain amended terms with respect to the LJH Warrant. Upon the completion of the Company’s tender offers, LJH partially exercised the LJH Warrant. As a result of these partial exercises, the Company’s principal stockholder received 1,774 shares and 1,514 shares, during the January 2005 and August 2005 tender offers, respectively, of the Company’s authorized but unissued common stock. Additionally, upon the maturity of the remaining untendered New Senior Notes and Junior Notes, which is to occur on December 31, 2006 and January 2, 2007, respectively, and the automatic conversion of these notes into common stock, LJH will have the right to exercise the remainder of the LJH Warrant to receive an additional 47 shares of common stock. See Note 13 for specifics of these tender offers.
During 2006 and 2005, the Company has obtained some of its contract labor through Aviation Partners, a contract labor firm owned by an immediate family member of the Company’s former Chief Executive Officer. Management believes that the fees charged by Aviation Partners are not less favorable to the Company than those generally made available by unrelated third party contract labor firms. Total contract labor fees paid to Aviation Partners through September 30, 2006 and 2005 were

$2,391 and $759, respectively, and as of September 30, 2006, the Company owed Aviation Partners approximately $201, which is included within accounts payable within the accompanying condensed consolidated balance sheet.
The Company’s President and Chief Operating Officer serves as an officer and director and is a stockholder of Human Performance & Safety Consultants, Inc. (“HPSC”). HPSC has in the past and continues to provide advisory services to the Company. During the first nine months of 2006, the Company was billed $196 for services rendered by HPSC. Management believes that the fees paid for these advisory services were no greater then those that would be charged by an unrelated third party and the Company’s President and COO received no direct compensation for amounts paid to HPSC for performing services on the Company’s behalf.
A member of the Company’s board of directors is a stockholder in Akerman Senterfitt, which has in the past and continues to perform legal services for the Company. Management believes that the fees paid to Akerman Senterfitt were no greater than those that would be charged by an unrelated third party. The Company was billed $384 and $561, respectively, for the services rendered by Akerman Senterfitt in the first nine months of 2006 and 2005. The Company’s board member received no direct compensation from amounts paid to Akerman Senterfitt for performing services on the Company’s behalf.
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
In 2002, an entity controlled by the Company’s principal stockholder acquired the operating assets of Aviation Management Systems, Inc. (“AMS”) located in Phoenix, Arizona. Additionally, this entity assumed a lease with the City of Phoenix for facilities previously leased by AMS at the Goodyear Airport. In 2003, the Company entered into an operating sublease agreement with its principal stockholder to operate its business in these facilities. This sublease expired in April 2006, and the Company continues to lease this facility on a month-to-month lease arrangement. The sublease requires rental payments of $432 annually. Under the sublease agreement, the Company is also responsible for insurance, taxes and charges levied by the City of Phoenix. Management believes that the facility lease is on terms not less favorable to the Company than could be obtained from an unaffiliated third party. In July 2006, the Company entered into an agreement to sell substantially all of the fixed assets located at the Company’s Goodyear facility and to terminate this sublease agreement. See Note 2 for further particulars of these activities.
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
13. OFFERING AND CONSENT SOLICITATION
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
The Company received tenders and related consents from holders of 47.0% in aggregate principal amount of the New Senior Notes and tenders and related consents from holders of 75.2% in aggregate principal amount of the Junior Notes. Based on the level of premium shares that have been issued (see below), for this offering and consent solicitation, the Company recorded an inducement charge of $160 and incurred related transaction expenses of $240. The aggregate inducement charge of $400 is included in charge for early conversion of notes within the accompanying condensed consolidated statements of operations for the nine month period ended September 30, 2005.
At the closing of the offer, the Company issued 3,648 shares of its authorized but unissued common stock to the holders of the New Senior Notes who tendered in the offer (including 476 premium shares), 201 shares of its authorized but unissued common stock to the holders of the Junior Notes who tendered in the offer (including 26 premium shares), and 1,774 shares to LJH in connection with its partial exercise of the LJH Warrant. See Note 12 for information about the LJH Warrant.
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
At the closing of the offer, the Company issued 4,041 shares of its authorized but unissued common stock to the holders of the New Senior Notes who tendered in the offer (including 527 premium shares), 22 shares of its authorized but unissued common stock to the holders of the Junior Notes who tendered in the offer (including 3 premium shares), and 1,514 shares to LJH in connection with the partial exercise of the LJH Warrant. See Note 12 for information about the LJH Warrant.
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
After consummation of the January 2005 and August 2005 offers and consent solicitations, approximately $1,221 of the New Senior Notes and $711 of the Junior Notes remain outstanding. Upon maturity of such notes in 2006 and 2007, respectively, the New Senior Notes will automatically convert into 71 shares of the Company’s authorized, but unissued common stock and the Junior Notes will automatically convert into 39 shares of the Company’s authorized, but unissued common stock. At such time, LJH will be able to complete the full exercise of the LJH Warrant and receive 47 shares of the Company’s common stock.
14. RIGHTS OFFERING
In October 2005, the Company’s registration statement on Form S-1 with respect to a rights offering became effective. In the rights offering, stockholders holding shares of the Company’s common stock as of October 19, 2005 (the “record date”) had the right to purchase additional shares of the Company’s post-reverse split common stock for a subscription price of $4.80 per share ($0.12 per pre-reverse split share). For every 40 pre-reverse split shares (one post-reverse split share) of common stock held on the record date, stockholders were granted 1.50 subscription rights. Also, the Company agreed to allow LJH to use amounts due to it under the LJH Original Term Loan (see Note 9 for a description of the LJH Original Term Loan) as consideration (on a dollar-for-dollar basis) for the purchase of a portion of the shares that LJH was permitted to purchase in the rights offering. Finally, the Company effected, simultaneously with the closing of the rights offering, a reverse split of its common stock on a one-new-share-for-forty-old-shares basis. In conjunction with the reverse split, the Company amended its certificate of incorporation to reduce its authorized common stock, $0.001 par value, from 500,000 (on a pre-reverse split basis) to a 100,000 (on a post-reverse split basis) shares.
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
On September 20, 2005, the Company entered into a letter agreement relating to the rights offering and tender offer with Owl Creek, which beneficially owned at the time approximately $24,900 in aggregate principal amount of the New Senior Notes. In the letter agreement, Owl Creek agreed to tender the New Senior Notes that it owned in the August 2005 tender offer and to participate in the rights offering to the full extent of its basic subscription privilege. In October 2005, the Company issued 1,489 shares of its common stock to Owl Creek in the August 2005 tender offer, which gave Owl Creek the right to purchase 2,233 shares of the Company’s common stock in the rights offering. Owl Creek also agreed in the letter agreement to lock up the shares that it received in the August 2005 tender offer for 180 days, which lockup has now expired. See Notes 10 and 13 for a description of the Company’s New Senior Notes and for a description of the Company’s tender offers.
15. MERGER
Effective as of July 31, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TAS Holding, Inc., a Delaware Corporation (“TAS”) under which TAS will be merged (the “Merger”) with and into the Company and the stockholders of the Company (other than LJH and Owl Creek) will receive $4.00 per share in cash for their shares, without interest. TAS is a Delaware corporation. The stockholders of TAS are LJH, which owns approximately 71% of the Company’s outstanding common stock, and Owl Creek, which own approximately 18% of the Company’s outstanding common stock. The President of TAS is John R. Cawthron, the Company’s Chairman and Chief Executive Officer.
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

16. WEIGHTED AVERAGE SHARES
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

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted average common and common equivalent shares outstanding:
Basic	21,441,040	6,413,979	21,441,040	4,786,824
Effect of dilutive securities Convertible debt	—	—	—	—
Stock warrants and options	—	—	—	—

Diluted	21,441,040	6,413,979	21,441,040	4,786,824

Common stock equivalents outstanding which are not included in the calculation of diluted earnings per share because their impact is antidilutive	500,296	5,584,311	500,290	5,583,018

17. SEGMENT INFORMATION
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

Three months ended September 30, 2006	MRO	Interiors	Other		Consolidated
Net sales	$54,367	$8,325	$		$62,692
Operating income (loss)	2,436	367		(5,298)	(2,495)
Identifiable assets	99,890	25,509		17,146	142,545
Depreciation and amortization	960	36		—	996
Capital expenditures	462			—	462
Goodwill	26,124	—		—	26,124
Interest expense, net	70	—		2,085	2,155

Three months ended September 30, 2005	MRO	Interiors	Other		Consolidated
Net sales	$70,886	$7,306	$		$78,192
Operating income (loss)	(1,547)	(720)		(1,931)	(4,197)
Identifiable assets	111,241	20,541		18,733	150,515
Depreciation and amortization	1,220	78		—	1,298
Capital expenditures	1,536	53		35	1,624
Goodwill	26,124	—		—	26,124
Interest expense, net	80	—		2,499	2,579

Nine months ended September 30, 2006	MRO	Interiors	Other		Consolidated
Net sales	$191,260	$45,192	$		$236,452
Operating income (loss)	4,122	4,583		(13,873)	(5,168)
Identifiable assets	99,890	25,509		17,146	142,545
Depreciation and amortization	3,740	114			3,854
Capital expenditures	2,197	26			2,223
Goodwill	26,124	—		—	26,124
Interest expense, net	212	—		5,680	5,892

Nine months ended September 30, 2005	MRO	Interiors	Other		Consolidated
Net sales	$223,918	$26,070	$		$249,989
Operating income (loss)	9,055	363		(8,996)	422
Identifiable assets	111,241	20,541		18,733	150,515
Depreciation and amortization	3,816	215			4,031
Capital expenditures	3,065	302		68	3,435
Goodwill	26,124	—		—	26,124
Interest expense, net	249	—		6,611	6,860
18. NEW ACCOUNTING PRONOUCEMENTS NOT YET ADOPTED
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements; however, SFAS 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.
In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The cumulative effect, if any, of applying the provisions of SAB No. 108 will be reported as an adjustment to beginning-of-year retained earnings. The Company does not expect adoption of SAB No. 108 to have a material impact on its consolidated financial statements.
In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of SFAS 109 “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006 and as such, the Company will adopt this interpretation starting January 1, 2007. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

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
GENERAL
TIMCO Aviation Services, Inc. is among the world’s largest independent providers of aviation maintenance, repair and overhaul (MRO) services for major commercial airlines, regional air carriers, aircraft leasing companies, government and military units and air cargo carriers. We provide MRO services through our subsidiaries: (i) Triad International Maintenance Corporation (known in the industry as TIMCO), which, with its three active locations, is one of the largest independent providers of aircraft heavy maintenance services in the world and also provides line maintenance services; (ii) Brice Manufacturing, which manufactures and sells new aircraft seats and aftermarket parts and in the refurbishment of aircraft interior components; (iii) TIMCO Engineered Systems, which provides engineering services both to our MRO operations and our customers; and (iv) TIMCO Engine Center, which refurbishes JT8D engines and performs on-wing repairs for both JT8D and CFM-56 series engines. Visit TIMCO online at www.timco.aero.
Effective July 1, 2006, we entered into an asset sale agreement in which we agreed to sell substantially all of the fixed assets located at our Goodyear, Arizona MRO facility to an unrelated party. The net sales price for these assets was an amount equal to $1,400 plus the transition period loss (defined below), of which $1,138 plus the transition period loss was paid in cash and the residual was fulfilled through the termination of our outstanding obligations to the purchaser. As of the closing date, approximately $655 was being held in escrow until we satisfy certain conditions required by the asset sale agreement. The transition period loss was equal to the difference between our business revenues and certain expenses during the period from July 1, 2006 and the closing date of this transaction (which was August 4, 2006). In addition, we have entered into certain other agreements with the purchaser for the consignment of certain inventories and to provide certain transition services. Also, effective as of the closing date, the purchaser has entered into a sublease arrangement with LJH with respect to the Goodyear facility and we have terminated our current month-to-month sublease arrangement with LJH. We have relocated certain fixed assets and inventories to our other MRO facilities and integrated certain customer aircraft heavy maintenance services into our three other MRO facilities. See Note 2 of Notes to Condensed Consolidated Financial Statements for further details.
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
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
Consolidated operating revenue for the nine month period ended September 30, 2006 decreased $13,536, or 5.4% to $236,452, from $249,989 for the same period in 2005. Operating revenue for our MRO operations decreased to $191,260 for the nine month period ended September 30, 2006, compared to $223,918 for the same period in 2005 (a $32,658, or 14.6%, decrease period-over-period). Operating revenue for our interior operations increased to $45,192 for the nine month period ended September 30, 2006, compared to $26,070 for the same period in 2005 (a $19,122, or 73.3%, increase).
Consolidated operating revenue for the three month period ended September 30, 2006 decreased $15,500, or 19.8% to $62,692, from $78,192 for the same period in 2005. Operating revenue for our MRO operations decreased to $54,367 for the quarter ended September 30, 2006, compared to $70,886 for the same period in 2005 (a $16,519, or 23.3%, decrease quarter-over-quarter). Operating revenue for our interior operations increased to $8,325 for the quarter ended September 30, 2006, compared to $7,306 for the same period in 2005 (a $1,019, or 13.9%, increase quarter-over-quarter).
During the three and nine month periods ended September 30, 2006, our revenue from our MRO operations declined compared to the same periods of 2005 as a result of aircraft mix, which included a larger number of smaller aircraft for which we receive a lower hourly rate, a change in the mix of maintenance services requested by our customers during 2006 as compared to 2005 (from more heavy maintenance service checks to less intensive and lower hour maintenance checks), and from the wind-down of maintenance services being offered at our Goodyear, Arizona facility. Our revenues from our Goodyear facility were $13,400 and $22,609, respectively, for the first nine months of 2006 and 2005, and $994 and $5,557, respectively, for the three months ended September 30, 2006 and 2005. Also, our MRO operations have tried to better evaluate the pricing points in which we will bid and accept heavy maintenance service work, with the goal of improving gross margin results. This more stringent evaluation has resulted in our not accepting certain customer aircraft and/or programs where we would be unable to achieve levels of gross profit sufficient to take on such business. This revenue decline within the MRO operations was partially offset by the induction, in late December 2005, of our first aircraft under a significant U.S. military MRO program. This program is anticipated to benefit the full year of fiscal 2006.
Within our interior operations, our nine month and third quarter 2006 revenues have exceeded those of the same period of 2005 as we have commenced shipments for several large customer structural modification programs. These customer programs, which are a part of our engineering services business, have resulted in increased revenues for the nine month period ended September 30, 2006 over the same period of 2005 of $24,202, or 268%, and for the three month period ended September 30, 2006 over the same period of 2005 of $3,052, or 137%. This revenue increase for the three and nine month periods ended September 30, 2006 has been partially offset by lower sales volume within our Brice Manufacturing seat manufacturing and overhaul operations. In that regard, in June 2005 we closed our Aircraft Interior Design operations in Dallas, TX and integrated that business within our other MRO operations.
Our consolidated revenues and gross profit for the first nine months and third quarter of 2006 continued to be unfavorably impacted by general economic conditions affecting the airline industry, which have continued to put pricing pressures on our business, and by continued overcapacity in the MRO markets in which we operate. Also, delays and changes in customer maintenance schedules have impacted us in the past and are likely to impact us in the future. In addition, as discussed below, we have recorded certain charges during 2006 related to the sale of our Goodyear, Arizona MRO facility. Finally, changes in customers and the addition of new customers and new fleet types within several of our airframe maintenance facilities have resulted in ramp-up and learning curve issues that have driven inefficiencies and caused a continuing deterioration of gross profit margins.

In September 2005, America West Airlines, a primary customer of our Macon, Georgia MRO facility and a substantial customer of our Lake City, Florida and Goodyear, Arizona MRO facilities, merged with US Airways. In the near term we do not believe that this merger will adversely affect our business with America West. However, in the long term we are unable to predict the impact of this merger on our business. Additionally, on September 14, 2005, one of our largest customers, Delta Airlines, Inc., filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Based on currently available information, we do not expect the bankruptcy filing of Delta Airlines, Inc. to have a material adverse effect on our results of operations or financial position. Finally, in November 2006, US Airways made an unsolicited bid to purchase Delta Airlines. We cannot predict the impact of this acquisition (if it occurs) on our business.
Consolidated gross profit decreased to $15,631 for the first nine months of 2006, compared with a gross profit of $17,554 for the first nine months of 2005. Consolidated gross profit as a percentage of revenue decreased to 6.6% for first nine months of 2006 compared with 7.1% for the first nine months of 2005. Consolidated gross profit increased to $4,674 for the third quarter of 2006 compared with a gross profit of $598 for the third quarter of 2005. Consolidated gross profit as a percentage of revenue increased to 7.5% for third quarter of 2006 compared with 0.7% for the third quarter of 2005. Gross margins during any particular period are dependent upon the number and type of aircraft serviced, the contract terms under which services are performed, the efficiencies that can be obtained in the performance of such services and the timing of shipments related to modification programs that are a part of our engineering services business. Significant changes in any one of these factors can have a material impact on the amount and percentage of gross profits in any particular period and from period to period. Additionally, gross profit could be impacted in the future by our evaluation of the value of our inventory. During the first nine months of 2006, we continued to evaluate market and industry exposures in connection with the establishment of appropriate reserves for inventory obsolescence. While we believe that we have appropriately valued our inventory at the lower of cost or market, additional allowances may be required in the future, depending on the market for aircraft parts during any particular period and the applicability of the parts in our inventory compared to the types of aircraft for which we are performing maintenance procedures.
Gross profit for our MRO operations declined to $7,388 for the nine months ended September 30, 2006, compared to $14,307 for the nine months ended September 30, 2005. MRO gross profit as a percentage of revenue decreased to 3.9% for the first nine months of 2006 compared with 6.4% for the first nine months of 2005. Gross profit for our MRO operations increased to $3,522 for the three months ended September 30, 2006, compared to $250 for the three months ended September 30, 2005. MRO gross profit as a percentage of revenue increased to 6.5% for the third quarter of 2006 compared with 0.3% for the third quarter of 2005. The quarter-over-quarter increase is a result of the stabilization of nose-to-tail lines with primary customers, but only partially offsets the year-over-year decline which resulted from lower overall levels of nose-to-tail lines, where greater efficiencies can be achieved, the timing and type of engine sales performed during the first nine months of 2006 compared to the first nine months of 2005 within our engine center, a transition in the aircraft fleet type and/or customers that we are servicing, and overall lower revenue. The transition in aircraft fleet types and/or customers has resulted in additional training requirements, learning curve and ramp up issues and operational inefficiencies, thereby adversely impacting gross profit.
Additionally, during the second quarter of 2006, we made the decision to wind-down our heavy airframe maintenance operations located in Goodyear, Arizona, and in July 2006, we entered into an asset sales agreement to sell substantially all of the fixed assets located at that facility to an unrelated third party (see Note 2 of Notes to Condensed Consolidated Financial Statements for further details of this agreement). As a result of this decision, we recorded asset impairment charges related to fixed assets that were either not acquired or not relocated to other TIMCO facilities of $277 and we recorded severance charges of $199 related to certain employees. These aggregate charges of $476 were recorded within cost of sales ($458) and operating expenses ($18) within the accompanying condensed consolidated financial statements for the nine month period ended September 30, 2006.
Gross profit for our interiors operations increased to $7,095 for the nine months ended September 30, 2006, compared to $3,367 for the same period of 2005. Gross profit as a percentage of revenue increased to 15.7% for the first nine months of 2006 compared to 12.9% for the first nine months of 2005. Gross profit increased to $1,151 for the three months ended September 30, 2006, compared to $326 for the same period of 2005. Gross profit as a percentage of revenue increased 13.8% for the third quarter of 2006 compared to 4.5% for the third quarter of 2005. The improvement within our interiors operation resulted from a 73.3% period-over-period increase in revenue noted above and a change in mix of active programs for our engineering services business.
Consolidated operating expenses for the nine months ended September 30, 2006 were $21,019, compared to $18,310 for the nine months ended September 30, 2005. As a percentage of revenues, consolidated operating expenses were 8.9% and 7.3% for the first nine months of 2006 and 2005, respectively. Consolidated operating expenses for the three months ended September 30, 2006 were $7,389, compared to $5,973 for the three months ended September 30, 2005. As a percentage of revenues, consolidated operating expenses were 11.8% and 7.6% for the third quarter of 2006 and 2005, respectively. Consolidated operating expenses during the three and nine month periods ended September 30, 2006 were unfavorably impacted by an aggregate severance charge of $1,770 related to the retirement of our former Chief Executive Officer, the employment separation of certain members of management during 2006, and the employment separation of certain employees located in our Goodyear, Arizona facility due to our decision to wind down operations at this location. Consolidated operating expense during the first nine months of 2006, however, was partially offset by the collection of $616 of accounts receivable that were either previously fully reserved or written off, including the receipt of common stock in a settlement relating to an unsecured claim which we held in a customer’s bankruptcy proceeding (see Note 10 of Notes to Condensed Consolidated Financial Statements) and by the partial reversal of severance accruals ($325) that were established as of December 31, 2005 and reduced during 2006 due to the terms of the settlement that was reached with our former President and Chief Operating Officer (see Note 11 of Notes to Condensed Consolidated Financial Statements) and the finalization of separation agreement with other members of senior management terminated in 2005.
As a result of these factors, our loss from operations was $5,168 for the first nine months of 2006, compared to income from operations of $422 for the first nine months of 2005, and our loss from operations was $2,495 for the third quarter of 2006, compared to loss from operations of $4,197 for the third quarter of 2005.
Interest expense (excluding amortization of deferred financing fees) for the nine month period ended September 30, 2006 decreased by $1,025 to $4,775, from $5,800 for the nine month period ended September 30, 2005. Interest expense (excluding amortization of deferred financing fees) for the three month period ended September 30, 2006 decreased by $306 to $1,877, from $2,183 for the same period of 2005. The decrease during 2006 compared to 2005 is primarily attributable to the elimination of interest expense on our Original LJH Term Loan (which was used by LJH to purchase shares in our rights offering in November 2005; see Note 14 of Notes to Condensed Consolidated Financial Statements) and by the assignment of the Monroe Capital Loans to LJH during April 2006 (see Note 9 of Notes to Condensed Consolidated Financial Statements), which loans have been extended to us at more favorable interest rates compared to the original Monroe Capital Loans. The reduction in interest expense through the elimination of the LJH Original Term Loan and the assignment of the Monroe Capital Loans was partially offset by higher borrowing levels, in particular the net increase in our overall term loan obligations (see Notes 8 and 9 of Notes to Condensed Consolidated Financial Statements for particulars of the LJH Term Loans and the pay-off of our previously outstanding CIT Term Loan).
Amortization of deferred financing costs for the first nine months of 2006 was $1,116, compared to $1,060 for the first nine months of 2005. Amortization of deferred financing costs for the third quarter of 2006 was $278, compared to $396 for the third quarter of 2005. The increase in amortization of deferred financing costs for the nine month period ended September 30, 2006 over prior year same period relates to the write-off, as a result of our refinancing activities in April 2006 (see Notes 8 and 9 of Notes to Condensed Consolidated Financial Statements for particulars of these refinancing activities) of $289 of deferred financing costs related to the CIT Term Loan and to a portion of the CIT Group Revolving Line of Credit.
In August 2004, we entered into a settlement agreement with the entity from which we acquired our Oscoda, Michigan engine and airframe maintenance facilities in 1999. Pursuant to that entity’s plan of reorganization under Chapter 11 of the United States Bankruptcy Code, we were to receive a pro rata portion of 7,000 shares of common stock in the reorganized company based on our unsecured claim as compared to the total of all unsecured claims. In April 2005, we received 1,364 shares of new common stock in the reorganized company in settlement of our claim against that entity’s bankruptcy estate. Based on the stock price of the reorganized company on April 21, 2005, which was $1.30 per share, we recorded a gain of $1,773 for the nine month period ended September 30, 2005.
During the first half of 2005, we completed an offering and consent solicitation (the January 2005 tender offer) relating to our New Senior Notes and our Junior Notes. As a result of this tender offer, we recognized an inducement charge of $160 relating to the value of the premium shares issued as a part of the offering. Additionally, we incurred transaction fees related to the offering of $240. See Note 13 of Notes to Condensed Consolidated Financial Statements for specifics regarding this tender offer.
Other income – net was $290 and $2,513 for the first nine months of 2006 and 2005, respectively. Other income – net was $58 and $388 for the third quarter of 2006 and 2005, respectively. Other income – net for the first nine months of 2006 included investment income of $141 related to short-term investment activities performed during 2006. Other income – net for the first nine months of 2005 included a $250 gain from the receipt of life insurance proceeds on a former key employee, as well as a $1,773 gain recognized on the receipt of stock in settlement of our unsecured claim against the bankruptcy estate of the entity from which we acquired our Oscoda, Michigan engine and airframe facilities in 1999.

As a result of the above factors, our loss from continuing operations before income taxes and discontinued operations for the nine month period ended September 30, 2006 was $10,769 compared to our loss from continuing operations before income taxes and discontinued operations of $4,325 for the nine month period ended September 30, 2005. Our loss from continuing operations before income taxes and discontinued operations for the three month period ended September 30, 2006 was $4,593 compared to our loss from continuing operations before income taxes and discontinued operations of $6,388 for the three month period ended September 30, 2005.
During the first nine months of 2006 and 2005, we recognized an income tax benefit of $31 and $368, respectively. These income tax benefits are primarily the result of income tax refunds for the overpayment of state taxes for our Oscoda, Michigan operations.
For the reasons set forth above, our loss from continuing operations for the nine month period ended September 30, 2006 was $10,738, or $0.49 per basic share and diluted share, compared to loss from continuing operations for the nine month period ended September 30, 2005 of $3,957, or $0.83 per basic share and diluted share. Our loss from continuing operations for the three month period ended September 30, 2006 was $4,592 or $0.21 per basic share and diluted share, compared to loss from continuing operations for the three month period ended September 30, 2005 of $6,388 or $1.00 per basic share and diluted share.
Income from discontinued operations for the first nine months of 2006 was $146, or $0.01 per basic share and diluted share, compared to income of $140, or $0.03 per basic share and diluted share, for the first nine months of 2005. Income from discontinued operations for the third quarter of 2006 was $31, or $0.00 per basic share and diluted share, compared to income of $42, or $0.01 per basic share and diluted share, for the third quarter of 2005. Results for both the first nine months of 2006 and 2005 include collections on receivables and the sale of residual inventory that remain after the sale of our redistribution operation and new parts bearings operation, all of which is fully reserved. Since our collections on assets from discontinued operations are winding down, we do not expect that our income from discontinued operations will be significant in future periods.
For the reasons set forth above, our net loss for the first nine months of 2006 was $10,592 ($0.48 per basic share and diluted share), compared to net loss of $3,817 for the first nine months of 2005 ($0.80 per basic share and diluted share). Our net loss for the third quarter of 2006 was $4,561 ($0.21 per basic share and diluted share), compared to net loss of $6,346 for the third quarter of 2005 ($0.99 per basic share and diluted share).

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
The September 11, 2001 terrorist attacks against the United States of America and the resulting increase in airline insurance costs, additional government mandated passenger taxes and fees, increased airport security costs, a reduction in passenger levels from fiscal 2001 through fiscal 2003, and the overall instability in the Middle East (including the war on terrorism and the war in Iraq) have resulted in operating losses for U.S. airline carriers in excess of $10.3 billion for 2001, $8.6 billion for 2002, $3.6 billion for 2003, $5.0 billion for 2004, and $4.8 billion for 2005. In addition to these adverse factors, fiscal 2003 was further impacted by the outbreak of the SARS virus in Asia and fiscal years 2004 and 2005 were impacted by significantly increased fuel costs due to the high price of oil. As a result of these factors, many commercial passenger airlines and air cargo carriers reported significant reductions in their capacity. This reduction in capacity has lessened the aircraft maintenance required by such airlines (and thereby the amount of maintenance being outsourced to companies like TIMCO). These factors have also caused several carriers to file for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. The two most notable for us has been the filing for protection from creditors under Chapter 11 by United Air Lines on December 9, 2002 (United has been our largest customer during the last three fiscal years) and by Delta Airlines on September 14, 2005 (our fourth largest customer during fiscal 2005 and traditionally one of our top 10 largest customers year-over-year). As of the date of this report, United Air Lines has emerged from protection under the Bankruptcy Code, while Delta Airlines has not. In addition to those that have already filed, other carriers have publicly discussed the potential of seeking protection from creditors through a voluntary bankruptcy filing. We are continuously monitoring and evaluating our exposures to carriers that are at risk of filing for protection, although we have in the past, and may in the future, experience losses relating to these credit exposures. Additionally, the Company is positioning itself for the potential favorable implications of these Chapter 11 filings and resurgence of the airlines as it is anticipated that additional maintenance outsourcing opportunities could result as these airlines look for cost reduction solutions.
We believe that all of the above factors could continue to have a negative impact on our business in the foreseeable future. These events, which have adversely affected our business, have also impacted our competition, with several of our competitors exiting the MRO business.

CONTRACTUAL PAYMENT OBLIGATION AND OTHER COMMERCIAL COMMITMENTS
Below is a table setting forth our contractual payment obligations and other commercial commitments as of September 30, 2006, which have been aggregated in order to facilitate a basic understanding of our liquidity (in thousands):

Contractual		Less than		Payments due by period

Obligations	Total	One Year		1-3 years	4-5 years	After 5 years
Revolving Credit Facility	$254	$254		$—	$—	$—
Long-Term Debt	43,638	1,932	(a)	41,706	—	—
Capital Leases	3,480	372		365	431	2,312
Operating (b) Leases	18,511	4,532		5,851	2,924	5,204
Estimated Interest Obligation (c)	3,773	3,157		616	—	—

Total contractual cash obligations	$69,656	$10,247		$48,538	$3,355	$7,516

Other		Less than	Payments due by period
Commercial	Total	One Year	1-3 years	4-5 years	After 5 years
Commitments
Letters of Credit (b)	8,804	8,804	—	—	—

Total Other Commercial Commitments	$8,804	$8,804	$—	$—	$—

(a)	This amount reflects $1,221 of our New Senior Notes due 2006 and $686 of our Junior Notes due January 2007. If not redeemed or repurchased by us prior to the maturity dates of these obligations, these notes automatically convert to 71 shares and 39 shares, respectively, of our authorized but unissued common stock. See Note 10 of Notes to Condensed Consolidated Financial Statements for discussion regarding our New Senior Notes and Junior Notes.

(b)	Outstanding letters of credit primarily relate to security for our obligations to make payments on an operating lease requiring future aggregate principal payments of approximately $7,800. This amount is removed from the operating lease and total contractual cash obligations line because it is included within the letters of credit.

(c)	The estimated interest obligations were calculated using the actual balance of the revolving credit facility at September 30, 2006 and the expected outstanding balances on the short-term and long-term debt obligations, in accordance with payment obligations as detailed in the schedule above. For each debt obligation, we used the individual interest rate that was applicable as of September 30, 2006, which ranged from 7.08% to 8.25%.
We are also committed under employment agreements with all of our executive officers and several of our key employees.

LIQUIDITY
For the year ended December 31, 2005 and the nine month period ended September 30, 2006, we incurred a loss from continuing operations of $22,350 and $10,738, respectively. Also, for the year ended December 31, 2005, we continued to require additional cash flow above amounts currently being provided from operations to meet our working capital requirements. Further, while cash flow from operations was $8,125 for the first nine months of 2006, it included $13,946 from the sale of marketable securities (relating to sales of securities purchased with the proceeds of our November 2005 rights offering). Additionally, at certain times during 2005 and the first quarter of 2006, we were not in compliance with certain financial covenants contained in our CIT Group Credit Facility and Monroe Capital Loans. The senior lenders, however, waived, and in some instances, amended all such events of non-compliance and as of December 31, 2005 and September 30, 2006, we were in compliance with all covenant requirements, as amended, for these financing arrangements. See below and Notes 8 and 9 of Notes to Condensed Consolidated Financial Statements for particulars.
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
Cash flow from operations is used to service our debt and note obligations, thereby reducing funds available for other purposes. Even if we are able to meet our debt service and other obligations when due, we may not be able to comply with the covenants and other provisions under our debt obligations. A failure to comply, unless waived by the lenders, would be an event of default and would permit the lenders to accelerate the maturity of our debt obligations. It would also permit them to terminate their commitments to extend credit under their financing agreements. If we were unable to repay the debt to the lenders, or otherwise fail to obtain a waiver, the lenders could proceed against the collateral securing the financing obligations, and exercise all other rights available to them. While we expect to be in a position to continue to meet our obligations in future periods, there can be no assurance we will be able to do so.
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
In conjunction with the closing of the LJH Term Loans (described above), we paid in full the CIT Term Loan and amended the CIT Group Revolving Line of Credit (the “Amended CIT Group Revolving Line of Credit”). The Amended CIT Group Revolving Line of Credit is now a $30,000 senior secured revolving line of credit, is due December 31, 2007, and bears interest, at our option, at (a) Prime, or (b) LIBOR plus 2.50%. Also, the Amended CIT Group Revolving Line of Credit contains certain financial covenants regarding our financial performance and certain other covenants, including limitations on the incurrence of additional debt and restrictions on the payment of dividends, and provides for the termination of the Amended CIT Group Revolving Line of Credit and repayment of all debt in the event of a change in control, as defined. In addition, an event of default under the LJH Term Loans (described above) will also result in a default under the Amended CIT Group Revolving Line of Credit. Borrowings under the Amended CIT Group Revolving Line of Credit are secured by a lien on substantially all of our assets. Borrowings under the Amended CIT Group Revolving Line of Credit are based on a borrowing base formula that takes into account the level of our receivables and inventory. Further, the amounts that we can borrow under the Amended CIT Group Revolving Line of Credit are affected by various availability reserves and collateral reserves that can be established by the lenders under the financing agreement. In that regard, as a part of the closing of the Amended CIT Revolving Line of Credit, we provided a collateral deposit of $5,000, which is included within the accompanying condensed consolidated balance sheet at September 30, 2006 as a non-current asset. Finally, the agreement relating to the Amended CIT Group Revolving Line of Credit requires that at the time of each additional borrowing, we must make various representations and warranties to our lenders regarding our business (including several reaffirming that there have been no changes in the status of specific aspects of our business that could reasonably be expected to have a material adverse effect upon the business operation, assets, financial condition or collateral of us and our subsidiaries taken as a whole), and be in compliance with various affirmative and negative covenants, all as more particularly set forth in the agreement. As a part of the Amended CIT Group Revolving Line of Credit, our senior lender waived and amended certain financial covenant defaults and as of December 31, 2005 and September 30, 2006, we were in compliance with all covenant requirements, as amended, for this financing arrangement.
At September 30, 2006, the outstanding aggregate borrowed on the Amended CIT Group Revolving Line of Credit was $254, outstanding letters of credit under the Amended CIT Group Revolving Line of Credit was $8,804 and $11,147 was available for additional borrowing under the Amended CIT Group Revolving Line of Credit.
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
SOURCE AND USE OF CASH
Net cash provided by our continuing operating activities during the nine month period ended September 30, 2006 was $8,125, compared to net cash provided by continuing operating activities during the same period of 2005 of $487. A decrease in accounts receivable of $9,317, increases in customer deposits and other liabilities of $5,729 and $305, the receipt of a $6,000 term loan from LJH, and the proceeds from the net sale of marketable securities of $13,946 were used to fund our operations, to fund increases in inventory and other assets of $4,297 and $5,369, respectively, to fund decreases in accounts payable of $6,918, and to reduce our borrowings under our senior credit facilities by $8,066, to purchase fixed assets of $1,994, to repay $4,946 of our CIT Term Loan, to pay capital lease obligations by $493 and to pay transaction fees related to our debt refinancing of $290.
SENIOR CREDIT FACILITIES
See discussion of our senior credit facilities in Note 8 to Notes to Condensed Consolidated Financial Statements.
SUBORDINATED NOTES
See discussion of our subordinated notes in Note 10 to Notes to Condensed Consolidated Financial Statements.
RIGHTS OFFERING
See discussion of our rights offering in Note 14 to Notes to Condensed Consolidated Financial Statements.

CONTINGENCIES
We are involved in various litigation and environmental matters arising in the ordinary course of business. These are discussed in Note 11 of Notes to Condensed Consolidated Financial Statements. We maintain insurance coverage against certain potential claims in amounts that we believe to be adequate. Although the final outcome of these legal and environmental matters cannot be determined, based on the facts presently known, it is management’s opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.
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
See our Form 10-K for a discussion of our critical accounting policies and use of estimates. During the nine month period ended September 30, 2006, except for the item noted below, there have been no material changes to our critical accounting policies and use of estimates. As of January 1, 2006, we have become self-insured for health and prescription claims under a group health insurance plan. For this plan, we maintain an insurance reserve for both unpaid claims and an estimate of claims incurred but not reported, based on historical claims information. While we believe our reserve for claims to be adequate, there can be no assurance of this.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are exposed to market risk for changes in interest rates. We have no exposure to foreign currency exchange rates or to commodity price risk. We do not hold or issue any financial instruments for trading or other speculative purposes.
Our obligations under our Amended CIT Group Revolving Line of Credit and our LJH Term Loans bear interest at floating rates and therefore, we are impacted by changes in prevailing interest rates. However, our New Senior Notes, Old Senior Notes, and Junior Notes all bear fixed interest rates and therefore we are not subject to the risk of interest rate fluctuations. A 10% change in market interest rates that affect our financial instruments would impact earnings during 2006 by approximately $182 before taxes and would change the fair value of our financial instruments by approximately $6,739.
ITEM 4: CONTROLS AND PROCEDURES
(a)	Our Chief Financial Officer and Chief Executive Officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, these officers have concluded that as of September 30, 2006 our disclosure controls and procedures were effective in timely alerting them to material information relating to our Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted by us under the Exchange Act.

As of September 30, 2006, we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer concluded that our Company’s disclosure controls and procedures are effective.

(b)	There have been no changes in our internal controls or in other factors that could have a material affect, or are reasonably likely to have a material affect to the internal controls subsequent to the date of their evaluation in connection with the preparation of this quarterly report on Form 10-Q.

Effective September 21, 2006, Jason Yaudes is no longer serving as our Corporate Controller and Chief Accounting Officer. The Company is currently evaluating its options with respect to the personnel required on a going-forward basis in its finance department as a result of the contemplated merger transaction discussed in Note 15 to Notes to Condensed Consolidated Financial Statements.

PART II. OTHER INFORMATION
(Amounts and Shares in Thousands, Except Per Share Data)
ITEM 1. LEGAL PROCEEDINGS
See Note 11 to the Company’s Unaudited Condensed Consolidated Financial Statements included in this filing.
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
Chief Financial Officer
(Principal Financial Officer)

Dated: November 20, 2006

Exhibit Index

Exhibit
Number	Description
31.1	Certification of CEO and CFO under Section 302 the Sarbanes-Oxley Act of 2002

32.2	Certification of CEO and CFO under Section 906 the Sarbanes-Oxley Act of 2002